Form 10-Q
period 2003-03-31
BOSTON PROPERTIES LTD PARTNERSHIP
filed 2003-06-02
CIK 1043121

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File Number 0-50209

BOSTON PROPERTIES LIMITED PARTNERSHIP
(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3372948 (IRS Employer Id. Number)
111 Huntington Avenue Boston, Massachusetts (Address of principal executive offices)	02199 (Zip Code)

Registrant's telephone number, including area code: (617) 236-3300

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒ Registrant as of May 13, 2003.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒

BOSTON PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q

for the quarter ended March 31, 2003

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except for unit amounts)

	March 31, 2003	December 31, 2002
ASSETS
Real estate:	$8,320,681	$8,608,052
Less: accumulated depreciation	(845,036)	(822,133)

Total real estate	7,475,645	7,785,919
Cash and cash equivalents	384,418	55,275
Cash held in escrows	20,804	41,906
Tenant and other receivables, net of allowance for doubtful accounts of $4,333 and $3,682, respectively	23,193	20,458
Accrued rental income, net of allowance of $5,643 and $5,000, respectively	148,034	165,321
Deferred charges, net	165,559	176,545
Prepaid expenses and other assets	30,144	18,015
Investments in unconsolidated joint ventures	101,794	101,905

Total assets	$8,349,591	$8,365,344

LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND PARTNERS' CAPITAL
Liabilities:
Mortgage notes payable	$3,758,406	$4,267,119
Unsecured senior notes, net of discount	1,221,707	747,375
Unsecured bridge loan	—	105,683
Unsecured line of credit	—	27,043
Accounts payable and accrued expenses	63,319	73,846
Distributions payable	81,128	81,226
Interest rate contracts	13,663	14,514
Accrued interest payable	37,534	25,141
Other liabilities	63,992	81,085

Total liabilities	5,239,749	5,423,032

Commitments and contingencies	—	—

Minority interest in property partnership	29,293	29,882

Redeemable partnership units—9,196,692 and 9,201,137 preferred units outstanding at redemption value (if converted) at March 31, 2003 and December 31, 2002, respectively, and 20,470,741 and 20,474,241 common units outstanding at redemption value at March 31, 2003 and December 31, 2002, respectively	1,126,551	1,105,561

Partners' capital—1,255,962 and 1,250,384 general partner units and 94,672,776 and 94,112,606 limited partner units outstanding at March 31, 2003 and December 31, 2002, respectively (such amounts are inclusive of accumulated other comprehensive loss and unearned compensation of $16,844 and $8,448, respectively at March 31, 2003 and $17,018 and $2,899, respectively at December 31, 2002)	1,953,998	1,806,869

Total liabilities, redeemable partnership units and partners' capital	$8,349,591	$8,365,344

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2003	2002
	(in thousands, except for per unit amounts)
Revenue
Rental:
Base rent	$247,353	$218,017
Recoveries from tenants	39,881	32,976
Parking and other	14,195	12,096

Total rental revenue	301,429	263,089
Hotel revenue	13,246	—
Development and management services	4,590	3,698
Interest and other	415	1,272

Total revenue	319,680	268,059

Expenses
Operating
Rental	99,102	86,298
Hotel	11,171	—
General and administrative	11,399	11,069
Interest	73,645	60,815
Depreciation and amortization	49,624	41,450
Net derivative losses	932	303
Loss from early extinguishment of debt	1,474	—
Loss on investment in securities	—	4,297

Total expenses	247,347	204,232

Income before minority interests in property partnerships, income from unconsolidated joint ventures, gain on sale of real estate, discontinued operations and preferred distributions	72,333	63,827
Minority interests in property partnerships	397	471
Income from unconsolidated joint ventures	2,658	1,682

Income before gain on sale of real estate, discontinued operations and preferred distributions	75,388	65,980
Gain on sale of real estate	64,694	—

Income before discontinued operations and preferred distributions	140,082	65,980
Discontinued operations:
Income from discontinued operations	2,355	3,800
Gains on sales of real estate from discontinued operations	91,942	7,146

Income before preferred distributions	234,379	76,926
Preferred distributions	(6,360)	(9,079)

Net income available to common unitholders	$228,019	$67,847

Basic earnings per common unit:
Income available to common unitholders before discontinued operations	$1.15	$0.51
Discontinued operations	0.81	0.10

Net income available to common unitholders—per common unit	$1.96	$0.61

Weighted average number of common units outstanding	116,207	111,272

Diluted earnings per common unit:
Income available to common unitholders before discontinued operations	$1.14	$0.50
Discontinued operations	0.81	0.10

Net income available to common unitholders—per common unit	$1.95	$0.60

Weighted average number of common and common equivalent units outstanding	117,229	113,123

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(unaudited)

	For the three months ended March 31,
	2003	2002
	(in thousands)
Net income before preferred distributions	$234,379	$76,926
Other comprehensive income:
Amortization of interest rate contracts	174	—

Other comprehensive income	174	—

Comprehensive income	$234,553	$76,926

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income before preferred distributions	$234,379	$76,926
Adjustments to reconcile net income before preferred distributions to net cash provided by operating activities:
Depreciation and amortization	49,751	42,845
Non-cash portion of interest expense	1,434	1,363
Non-cash compensation expense	592	243
Loss on investment in securities	—	4,297
Non-cash portion of derivative losses	(851)	(1,402)
Minority interests in property partnerships	(397)	(1,394)
Distributions in excess of earnings from unconsolidated joint ventures	425	1,249
Gains on sales of properties	(156,636)	(7,146)
Change in assets and liabilities:
Cash held in escrows	1,102	(22)
Tenant and other receivables, net	(2,736)	6,700
Accrued rental income, net	(10,879)	(14,530)
Prepaid expenses and other assets	(12,455)	(7,683)
Accounts payable and accrued expenses	(10,169)	(6,540)
Accrued interest payable	12,446	5,952
Other liabilities	2,907	8,549
Tenant leasing costs	(2,702)	(2,305)

Total adjustments	(128,168)	30,176

Net cash provided by operating activities	106,211	107,102

Cash flows from investing activities:
Acquisitions/additions to real estate	(57,235)	(116,532)
Investments in unconsolidated joint ventures	(314)	(835)
Net proceeds from sales of real estate	522,329	22,194
Proceeds from the sale of real estate placed in escrow	—	(22,194)
Deposits on real estate held for sale	—	8,057

Net cash provided by (used in) investing activities	464,780	(109,310)

Cash flows from financing activities:
Partner contributions	9,747	1,475
Borrowings on unsecured line of credit	51,000	10,000
Repayments of unsecured line of credit	(78,043)	(10,000)
Repayments of mortgage notes	(550,230)	(11,086)
Proceeds from mortgage notes	41,517	57,323
Proceeds from unsecured senior notes	474,279	—
Repayments of unsecured bridge loan	(105,683)	—
Distributions	(76,873)	(72,532)
Deferred financing costs	(7,562)	(32)

Net cash used in financing activities	(241,848)	(24,852)

Net increase (decrease) in cash and cash equivalents	329,143	(27,060)
Cash and cash equivalents, beginning of period	55,275	98,067

Cash and cash equivalents, end of period	$384,418	$71,007

Supplemental disclosures:
Cash paid for interest	$64,271	$64,318

Interest capitalized	$4,453	$7,846

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$487	$18,031

Issuance of partners' capital in connection with the acquisition of real estate	$—	$675

Distributions declared but not paid	$81,128	$79,985

Conversions of redeemable units to partners' capital	$157	$—

Issuance of restricted units to employees	$6,141	$1,989

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

        Boston Properties Limited Partnership (the "Company"), a Delaware limited partnership, is the entity through which Boston Properties, Inc., a self-administered and self-managed real estate investment trust ("REIT") conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Boston Properties, Inc., is the sole general partner of the Company and at March 31, 2003, owned an approximate 76.4% (75.2% at March 31, 2002) general and limited partnership interest in the Company. Partnership interests in the Company are denominated as "common units of partnership interest" (also referred to as "OP Units") or "preferred units of partnership interest" (also referred to as "Preferred Units"). All references to OP Units and Preferred Units exclude such units held by Boston Properties, Inc. A holder of an OP Unit may present such OP Unit to the Company for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Company must redeem such OP Unit for cash equal to the then value of a share of common stock of Boston Properties, Inc. ("Common Stock"), except that, Boston Properties, Inc. may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that Boston Properties, Inc. owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. Each series of Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Company. Preferred Units may also be converted into OP Units at the election of the holder thereof or Boston Properties, Inc. in accordance with the terms of each series of outstanding Preferred Units.

        All references to the Company refer to Boston Properties Limited Partnership and its subsidiaries, collectively, unless the context otherwise requires.

The Properties:

        At March 31, 2003, the Company owned or had interests in a portfolio of 139 commercial real estate properties (142 and 144 properties at December 31, 2002 and March 31, 2002, respectively) (the "Properties") aggregating more than 40.9 million net rentable square feet (including five properties under construction totaling approximately 2.5 million net rentable square feet). The Properties consist of 130 office properties, including 102 Class A office properties and 28 Office/Technical properties; four industrial properties; three hotels; two retail properties; and structured parking for 20,710 vehicles containing approximately 6.7 million square feet. In addition, the Company owns, controls or has interests in 41 parcels of land totaling 539.6 acres (which will support approximately 8.8 million net rentable square feet of development).

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

        The consolidated financial statements of the Company include all the accounts of the Company and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in real estate joint ventures and companies for which the Company has the ability to exercise significant influence over, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company's share of the earnings of these joint ventures and companies is included in consolidated net income. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Form 10 which was effective on May 13, 2003.

        The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year.

Summary of Significant Accounting Policies

Stock-based employee option plan

        At March 31, 2003, Boston Properties, Inc. had stock based employee compensation plans. Boston Properties, Inc. accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income available to common unitholders and earnings per common unit if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

	For the three months ended March 31,
	2003	2002
Net income available to common unitholders	$228,019	$67,847
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(1,756)	(2,347)

Pro forma net income available to common unitholders	$226,263	$65,500

Earnings per unit:
Basic—as reported	$1.96	$0.61

Basic—pro forma	$1.95	$0.59

Diluted—as reported	$1.95	$0.60

Diluted—pro forma	$1.93	$0.58

3. Real Estate Activity During the Three Months Ended March 31, 2003

Developments

        During the quarter ended March 31, 2003, the Company placed-in-service its Waltham Weston Corporate Center development project, consisting of a 308,599 net rentable square foot office building in Waltham, Massachusetts. As of March 31, 2003, Waltham Weston Corporate Center was 43.1% leased.

Dispositions

        On January 28, 2003, the Company disposed of the Candler Building, a Class A office property totaling 540,706 net rentable square feet in Baltimore, Maryland, for net proceeds of approximately $61.9 million which approximated carrying value. This property has been categorized as discontinued operations in the accompanying Consolidated Statements of Operations.

        On February 4, 2003, the Company disposed of 875 Third Avenue a Class A office property totaling 711,901 net rentable square feet in Midtown Manhattan, New York for net proceeds of approximately $348.9 million, resulting in a gain on sale of approximately $91.9 million. This property has been categorized as discontinued operations in the accompanying Consolidated Statements of Operations.

        On March 18, 2003, the Company disposed of 2300 N Street, a Class A office property totaling 289,243 net rentable square feet in Washington, D.C., for net proceeds of approximately $111.5 million, resulting in a gain on sale of approximately $64.7 million. In connection with the disposition, the Company incurred a loss from early extinguishment of debt of approximately $1.5 million. Due to the Company's continuing involvement in the management of the property after the sale, the Company has not categorized this property as discontinued operations in the accompanying Consolidated Statements of Operations.

4. Investments in Unconsolidated Joint Ventures

        The investments in unconsolidated joint ventures consists of the following:

Entity	Property	Nominal % Ownership
One Freedom Square LLC	One Freedom Square	25	%(1)
Square 407 LP	Market Square North	50%
The Metropolitan Square Associates LLC	Metropolitan Square	51	%(2)
BP 140 Kendrick Street LLC	140 Kendrick Street	25	%(1)
BP/CRF 265 Franklin Street Holdings LLC	265 Franklin Street	35%
Discovery Square LLC	Discovery Square	50%
BP/CRF 901 New York Avenue LLC	901 New York Ave. (3)	25	%(1)
Two Freedom Square LLC	Two Freedom Square (3)	50%

(1)
Ownership can increase based on the achievement of certain return thresholds

(2)
This joint venture is accounted for under the equity method due to participatory rights of the outside partner.

(3)
Property is currently under development

        The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	March 31, 2003	December 31, 2002
	(in thousands)
ASSETS
Real estate, net	$759,195	$753,931
Other assets	63,179	59,665

Total assets	$822,374	$813,596

LIABILITIES AND PARTNERS'/MEMBERS' EQUITY
Mortgage and construction loans payable	$569,097	$558,362
Other liabilities	10,838	13,436
Partners'/Members' equity	242,439	241,798

Total liabilities and members' equity	$822,374	$813,596

Company's share of equity	$98,901	$98,997
Basis differentials (1)	2,893	2,908

Carrying value of the Company's investments in unconsolidated joint ventures	$101,794	$101,905

(1)
This amount represents the aggregate difference between the Company's historical cost basis reflected and the basis reflected at the joint venture level, which is typically amortized over the life of the related asset. Basis differentials occur primarily upon the transfer of assets into a joint venture, which were previously owned by the Company. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

        The combined summarized statements of operations of the joint ventures are as follows:

	For the three months ended March 31,
	2003	2002
	(in thousands)
Total revenue	$27,080	$20,906
Expenses
Operating	7,437	6,073
Interest	8,273	8,100
Depreciation and amortization	5,169	3,431

Total expenses	20,879	17,604

Net income	$6,201	$3,302

Company's share of net income	$2,658	$1,682

5. Mortgage Notes Payable

        During the three months ended March 31, 2003, the Company repaid the following mortgage notes payable:

Date Repaid	Property Securing the Debt	Amount Repaid
		(in thousands)
January 17, 2003	Quorum Office Park	$28,756
January 17, 2003	Orbital Sciences, Phase II	23,590
January 17, 2003	302 Carnegie Center	7,594
January 28, 2003	Waltham Weston Corporate Center	45,000
January 28, 2003	40 Shattuck Road	15,939
February 4, 2003	111 Huntington Avenue	203,000
February 4, 2003	875 Third Avenue	146,902
March 18, 2003	2300 N Street	66,000

		$536,781

6. Unsecured Senior Notes

        On January 17, 2003, the Company closed an unregistered offering of an additional $175.0 million in aggregate principal amount of its 6.25% senior unsecured notes due January 15, 2013. The notes were priced at 99.763% of their face amount to yield 6.28%. The Company used the net proceeds to repay the remaining balance of its unsecured bridge loan totaling approximately $105.7 million, to repay certain construction loans maturing in 2003 totaling approximately $60.0 million and for general business purposes. On March 18, 2003, the Company closed an unregistered offering of $300.0 million in aggregate principal amount of its 5.625% senior unsecured notes due April 15, 2015. The notes were priced at 99.898% of their face amount to yield 5.636%. The notes have been reflected net of discount in the Consolidated Balance Sheets.

        The indenture relating to the unsecured senior notes contain certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.50, and (4) an unencumbered asset value to less than 150% of unsecured debt. At March 31, 2003, the Company was in compliance with each of these financial restrictions and requirements.

7. Unsecured Bridge Loan and Unsecured Line of Credit

        During 2002, the Company obtained unsecured bridge financing totaling $1.0 billion (the "Unsecured Bridge Loan") in connection with the acquisition of 399 Park Avenue. The Unsecured Bridge Loan required interest only payments at a variable rate of Eurodollar + 1.45% with a maturity date in September 2003 and was pre-payable at any time prior to its maturity without a prepayment penalty. On January 17, 2003, the Company prepaid the remaining balance outstanding under the Unsecured Bridge Loan totaling approximately $105.7 million and has no ability to borrow additional funds under the Unsecured Bridge Loan.

        On January 17, 2003, the Company extended its $605.0 million unsecured revolving credit facility (the "Unsecured Line of Credit") for a three year term expiring on January 17, 2006 with a provision for a one year extension. Outstanding balances under the Unsecured Line of Credit bear interest at a variable rate of Eurodollar + 0.70%. The interest rate is subject to adjustment in the event of a change in the Company's unsecured debt ratings. The Unsecured Line of Credit contains a competitive bid option that allows the Company to bid out loan advances at a reduced Eurodollar rate. At March 31, 2003, there were no amounts outstanding under the Unsecured Line of Credit.

        The terms of the Unsecured Line of Credit require that the Company maintain a number of customary financial and other covenants on an ongoing basis, including: (1) an unsecured loan-to-value ratio against our total borrowing base not to exceed 60%, unless our leverage ratio exceeds 60%, in which case it is not to exceed 55%, (2) a secured debt leverage ratio not to exceed 55%, (3) a debt service coverage ratio of 1.40 for our borrowing base, (4) a fixed charge ratio of 1.30 and a debt service coverage ratio of 1.50, (5) a leverage ratio not to exceed 60%, however for five consecutive quarters (not including the two quarters prior to expiration) the leverage ratio can go to 65% (6) limitations on additional indebtedness and stockholder distributions, and (7) a minimum net worth requirement. As of March 31, 2003, the Company was in compliance with each of these financial and other covenant requirements.

8. Commitments and Contingencies

General

        The Company has letter of credit and performance obligations of approximately $24.0 million related to certain development and lender requirements.

        The Company has indebtedness guarantee obligations with lenders primarily related to construction loans. At March 31, 2003, the Company had obligations outstanding totaling approximately $1.4 million in excess of its share of indebtedness related to the construction loan of a joint venture property.

        The Company's joint venture agreements generally include provisions whereby each partner has the right to initiate a purchase or sale of its interest in the joint ventures. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

Insurance

        The Company carries insurance coverage on its properties of types and in amounts that the Company believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the federal Terrorism Risk Insurance Act was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) under property insurance policies. On March 1, 2003 the Company renewed its "all risk" property insurance program which includes coverage for acts of terrorism (as defined by the statute) on an occurrence basis up to its policy limits, which the Company considers commercially reasonable. The Company continues to monitor the state of the insurance market in general, and the scope and cost of coverage for acts of terrorism in particular, but the Company can not anticipate what coverage will be available on commercially reasonable terms in future policy years.

        The Company carries earthquake insurance on its properties located in areas known to be subject to earthquakes in an amount and subject to deductibles and self-insurance that the Company believes are commercially reasonable. However, the amount of the Company's earthquake insurance coverage may not be sufficient to cover losses from earthquakes. As a result of increased costs of coverage and decreased availability, the amount of third party earthquake insurance the Company may be able to purchase in the marketplace upon commercially reasonable terms has been reduced. In addition, the Company may discontinue earthquake insurance on some or all of its properties in the future if the premiums exceed the Company's estimation of the value of the coverage.

        In January 2002, the Company formed a wholly-owned insurance subsidiary, IXP, Inc. ("IXP"), to act as a captive insurance company and be one of the elements of its overall insurance program. IXP acts as a primary carrier with respect to a portion of the Company's earthquake insurance coverage for its Greater San Francisco properties. Insofar as the Company owns IXP, the Company is responsible for its liquidity and capital resources, and the accounts of IXP are part of the Company's consolidated financial statements. If the Company experiences a loss and IXP is required to pay under its insurance policy, the Company would ultimately record the full amount of the loss. Therefore, insurance coverage provided by IXP should not be considered as the equivalent of third party insurance, but rather as a modified form of self-insurance. In the future, IXP may provide additional or different coverage, as a reinsurer or a primary insurer, depending on the availability and cost of third party insurance in the marketplace and the level of self insurance that the Company believes is commercially reasonable.

        There are other types of losses, such as from wars, acts of bio-terrorism or the presence of mold at the Company's properties, for which the Company cannot obtain insurance at all or at a reasonable cost. With respect to such losses and losses from acts of terrorism, earthquakes or other catastrophic events, if the Company experiences a loss that is uninsured or that exceeds policy limits, the Company could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties. Depending on the specific circumstances of each affected property, it is possible that the Company could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect the Company's business and financial condition and results of operations.

9. Redeemable Partnership Units

        As of March 31, 2003, redeemable partnership units consisted of 20,470,741 common units and 7,773,515 preferred units.

        On February 18, 2003, the Company paid a distribution on 2,377,853 Series One Preferred Units at $0.61625 per unit and paid a distribution on 5,400,661 Series Two Preferred Units of $0.87877 per unit.

        On March 17, 2003, Boston Properties, Inc., as general partner of the Company, declared a distribution in the amount of $0.61 per common unit payable on April 30, 2003 to common unitholders of record on March 28, 2003.

        Due to the redemption option and the conversion option existing outside the control of the Company, such common units and preferred units are not included in Partners' Capital and are reflected in the consolidated balance sheets at an amount equivalent to the value of such units had such units been redeemed at March 31, 2003 and December 31, 2002, respectively. Included in preferred distributions in the consolidated statements of operations is accretion of approximately $0.6 million and $0.7 million for the three months ended March 31, 2003 and 2002, respectively which represents the accretion of preferred units from the value at issuance to the liquidation value.

10. Partners' Capital

        As of March 31, 2003, the Company had 1,255,962 general partner units and 94,672,776 limited partner units outstanding.

11. Discontinued Operations

        Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS No. 144 retains the requirements of SFAS No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. As the statement requires implementation on a prospective basis, properties which were identified as held for sale by the Company prior to January 1, 2002 are presented in the accompanying financial statements in a manner consistent with the presentation prior to January 1, 2002. As the Company sold 875 Third Avenue and the Candler Building during the three months ended March 31, 2003, the Company has presented these properties as discontinued operations in its statements of operations for the three months ended March 31, 2003 and 2002. As the Company sold Fullerton Square, 7600, 7700 and 7702 Boston Boulevard and 2391 West Winton Avenue during the year ended December 31, 2002, the Company has presented these properties as discontinued operations in its statements of operations for the three months ended March 31, 2002. The following tables summarize income from discontinued operations and the related realized gain on sale of property for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Total revenues	$4,316	$12,597
Operating expenses	(1,538)	(4,245)
Interest expense	(296)	(2,972)
Depreciation and amortization	(127)	(1,580)

Income from discontinued operations	$2,355	$3,800

Realized gain on sale of property	$91,942	$7,146

12. Earnings Per Common Unit

        Earnings per common unit has been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both the net income and the number of common units used in the computation of basic earnings per common unit, which utilizes the weighted average number of common units outstanding without regard to the dilutive potential common units, and diluted earnings per common unit, which includes all units, as applicable.

	For the Three Months Ended March 31, 2003 (in thousands, except for per unit amounts)
	Income (Numerator)	Units (Denominator)	Per Unit Amount
Basic Earnings:
Income available to common unitholders before discontinued operations	$133,722	116,207	$1.15
Discontinued operations	94,297	—	0.81

Income available to common unitholders	228,019	116,207	1.96
Effect of Dilutive Securities:
Stock Options and other	—	1,022	(.01)

Diluted Earnings:
Net income	$228,019	117,229	$1.95

	For the Three Months Ended March 31, 2002 (in thousands, except for per unit amounts)
	Income (Numerator)	Units (Denominator)	Per Unit Amount
Basic Earnings:
Income available to common unitholders before discontinued operations	$56,901	111,272	$0.51
Discontinued operations	10,946	—	0.10

Income available to common unitholders	67,847	111,272	0.61
Effect of Dilutive Securities:
Stock Options and other	185	1,851	(.01)

Diluted Earnings:
Net income	$68,032	113,123	$0.60

13. Stock Option and Incentive Plan

        On January 24, 2003, Boston Properties, Inc. issued 174,451 shares of restricted stock valued at approximately $6.1 million ($35.20 per share). The restricted stock vests over a five year period with no shares vesting during the first two years and 25%, 35% and 40% vesting during years three, four and five, respectively. As of March 31, 2003, Boston Properties, Inc. had options outstanding with respect to 11,578,053 shares of Common Stock and had 249,560 shares of restricted stock outstanding.

14. Segment Information

        The Company's segments are based on the Company's method of internal reporting which classifies its operations by both geographic area and property type. The Company's segments by geographic area are Greater Boston, Greater Washington, D.C., Midtown Manhattan, Greater San

Francisco, New Jersey and Pennsylvania. Segments by property type include: Class A Office, Office/Technical, Industrial and Hotels.

        Asset information by segment is not reported since the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services, general and administrative expenses, interest expense, depreciation and amortization expense, net derivative losses, losses from early extinguishment of debt and losses from investments in securities are not included in property operating revenues less property operating expenses as the internal reporting addresses these items on a corporate level.

        Property operating revenues less property operating expenses is not a measure of operating results or cash flows from operating activities as measured by accounting principles generally accepted in the United States of America, and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not be using the same definition for net operating income. During 2003, the revenue and expenses of the hotel properties have been included in the operations of the Company. During 2002, the operations of the hotel properties were reflected as a net lease payment in rental revenue and real estate tax expense in property operating expenses.

        Information by geographic area and property type:

        Three months ended March 31, 2003 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey/ Pennsylvania	Total
Rental Revenue:
Class A Office	$70,593	$47,753	$105,572	$52,951	$17,595	$294,464
Office/Technical	2,257	3,685	—	441	—	6,383
Industrial	239	—	—	149	194	582
Hotels	13,246	—	—	—	—	13,246

Total	86,335	51,438	105,572	53,541	17,789	314,675

% of Total	27.44%	16.35%	33.55%	17.01%	5.65%	100.00%
Rental Expenses:
Class A Office	26,191	13,927	30,868	19,244	6,799	97,029
Office/Technical	542	1,222	—	130	—	1,894
Industrial	123	—	—	19	37	179
Hotels	11,171	—	—	—	—	11,171

Total	38,027	15,149	30,868	19,393	6,836	110,273

% of Total	34.48%	13.74%	27.99%	17.59%	6.20%	100.00%

Property operating revenues less property operating expenses	$48,308	$36,289	$74,704	$34,148	$10,953	$204,402

% of Total	23.63%	17.75%	36.55%	16.71%	5.36%	100.00%

        Three months ended March 31, 2002 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey/ Pennsylvania	Total
Rental Revenue:
Class A Office	$62,071	$54,567	$63,211	$55,224	$17,069	$252,142
Office/Technical	2,143	3,332	—	490	—	5,965
Industrial	233	—	—	164	188	585
Hotels	4,397	—	—	—	—	4,397

Total	68,844	57,899	63,211	55,878	17,257	263,089

% of Total	26.17%	22.01%	24.02%	21.24%	6.56%	100.00%
Rental Expenses:
Class A Office	23,791	14,560	20,127	18,918	6,237	83,633
Office/Technical	412	661	—	88	—	1,161
Industrial	83	—	—	17	37	137
Hotels	1,367	—	—	—	—	1,367

Total	25,653	15,221	20,127	19,023	6,274	86,298

% of Total	29.73%	17.64%	23.32%	22.04%	7.27%	100.00%

Property operating revenues less property operating expenses	$43,191	$42,678	$43,084	$36,855	$10,983	$176,791

% of Total	24.43%	24.14%	24.37%	20.85%	6.21%	100.00%

        The following is a reconciliation of property operating revenues less property operating expenses to income before minority interests and income from unconsolidated joint ventures:

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Property operating revenues less property operating expenses	$204,402	$176,791
Add:
Development and management services	4,590	3,698
Interest and other	415	1,272
Less:
General and administrative	(11,399)	(11,069)
Interest expense	(73,645)	(60,815)
Depreciation and amortization	(49,624)	(41,450)
Net derivative losses	(932)	(303)
Loss from early extinguishment of debt	(1,474)	—
Loss on investments in securities	—	(4,297)

Income before minority interests in property partnerships, income from unconsolidated joint ventures, gain on sale of real estate, discontinued operations and preferred distributions	$72,333	$63,827

15. Pro Forma Financial Information

        The accompanying unaudited pro forma information for the three months ended March 31, 2003 and March 31, 2002 is presented as if the acquisition of 399 Park Avenue on September 25, 2002 and the dispositions of Fullerton Square on March 4, 2002, 7600, 7700, and 7702 Boston Boulevard on March 4, 2002, One and Two Independence Square on November 22, 2002, 2391 West Winton on December 2, 2002, the Candler Building on January 28, 2003, 875 Third Avenue on February 4, 2003 and 2300 N Street on March 18, 2003 had occurred prior to January 1, 2002. This pro forma information is based upon the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto.

        This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

	Three Months Ended March 31,
Pro Forma
	2003	2002
	(in thousands, except for per unit amounts)
Total revenue	$316,758	$284,497
Net income available to common unitholders	$69,735	$70,359
Basic earnings per unit:
Net income available to common unitholders	$0.60	$0.63
Weighted average number of common units outstanding	116,207	111,272
Diluted earnings per unit:
Net income available to common unitholders	$0.59	$0.62
Weighted average number of common and common equivalent units outstanding	117,229	113,123

16. Related Party Transactions

        In April 2003, Mr. Zuckerman, Chairman of the Board of Directors of Boston Properties, Inc., acquired from a third party investor an office building located at 2400 N Street, N.W. in Washington D.C., in which a company affiliated with Mr. Zuckerman leases 100% of the building. The Company has managed this property under a third party management contract for many years. This sales transaction was approved in advance by the independent members of the Board of Directors of Boston Properties, Inc. Following the closing, the Company continues to manage this property under a customary contract with Mr. Zuckerman on terms comparable with other third party property management agreements that the Company currently has in place.

17. Recent Accounting Pronouncements

        In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard was effective beginning January 1, 2003. The adoption of SFAS 143 did not have a material impact on the Company's results of operations, financial position or liquidity.

        In April 2002, the FASB issued SFAS 145, which updates, clarifies, and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. The statement rescinds SFAS 4 and SFAS 64, which required net gains or losses from the extinguishment of debt to be classified as an extraordinary item in the income statement. The Company anticipates that these gains and losses will no longer be classified as extraordinary as they are not unusual and infrequent in nature. During the three months ended March 31, 2003, the Company recorded a loss from continuing operations of approximately $1.5 million relating to the pre-payment of a loan. The changes required by SFAS 145 are not expected to have a material impact on the Company's financial position or liquidity.

        SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in July 2002 and became effective on January 1, 2003. This statement requires a cost associated with an exit or disposal activity, such as the sale or termination of a line of business, the closure of business activities in a particular location, or a change in management structure, to be recorded as a liability at fair value when it becomes probable the cost will be incurred and no future economic benefit will be gained by the company for such termination costs, and costs to consolidate facilities or relocate employees. SFAS 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," which in some cases required certain costs to be recognized before a liability was actually incurred. The adoption of this standard did not have a material impact on the Company's results of operations, financial position, or liquidity.

        On April 30, 2003, the Financial Accounting Standards Board issued Statement No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of this statement.

        In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS 5, Accounting for Contingencies, relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party.    The adoption of FIN 45 did not have a material impact on the Company's results of operations, financial position, or liquidity.

        In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. The adoption of the interpretation did not have a material impact on results of operations, financial position, or liquidity. FIN 46 did not have a material impact to the Company's financial statements.

18. Subsequent Events

        On April 1, 2003, the Company acquired the remaining 50% outside interest in its Discovery Square joint venture for cash in an amount equal to approximately $18.3 million and the assumption of mortgage debt on the property of approximately $32.4 million. Subsequent to the acquisition, the Company repaid in full the mortgage debt on the property totaling approximately $64.8 million.

        On April 1, 2003, the Company repaid all amounts outstanding under its construction loan secured by its Shaws Supermarket project which totaled $21.5 million.

        On April 14, 2003, the Company refinanced the mortgage debt secured by its Five Times Square property in New York City totaling approximately $376.7 million utilizing proceeds from the $300 million offering of senior unsecured notes in March 2003.

        On May 22, 2003, the Company closed an offering of $250 million in aggregate principal amount of its 5.00% senior unsecured notes due June 1, 2015. The notes were priced at 99.329% of their face amount to yield 5.075%.

        On May 22, 2003, the Company repaid its construction loan secured by 2600 Tower Oaks Boulevard totaling $31.0 million.

ITEM 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on management's beliefs and assumptions made by, and information currently available to, management. When used, the words "anticipate," "believe," expect," "intend," "may," "might," "plan," "estimate," "project," "should," "will," "result" and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

        Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following: general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants' financial condition, and competition from other developers, owners and operators of real estate); risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully; risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities); risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets; costs of compliance with the Americans with Disabilities Act and other similar laws; potential liability for uninsured losses and environmental contamination; risks associated with Boston Properties, Inc.'s potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and possible adverse changes in tax and environmental laws; and risks associated with our dependence on key personnel whose continued service is not guaranteed.

        The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Critical Accounting Policies

        The SEC published cautionary advice in December 2001 regarding MD&A disclosure of critical accounting policies. The significant accounting policies are also discussed in Note 2 of our financial statements. These critical accounting policies are subject to judgments and uncertainties, which affect the application of these policies. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The material accounting policies that we believe are most critical to the understanding of our financial position and results of operations that require significant management estimates and judgments are discussed below.

Real Estate

        Upon acquisitions of real estate, we assess the fair value of acquired assets (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases in accordance with SFAS No. 141) and acquired liabilities, and allocates purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. Our properties are reviewed for impairment if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. If we incorrectly estimate the values at acquisition or the undiscounted cash flows, initial allocations of purchase price and future impairment charges may be different.

        Real estate is stated at depreciated cost. The cost of buildings and improvements include the purchase price of property, legal fees and acquisition costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, internal wages, property taxes, insurance, and other project costs incurred during the period of development.

        We periodically review our properties to determine if our carrying amounts will be recovered from future operating cash flows. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be "long-lived assets to be held and used" as defined by SFAS No. 144 are considered on an undiscounted basis to determine whether an asset has been impaired, our established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale or disposal date, an impairment loss may be recognized. If we determine that impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date.

        A variety of costs are incurred in the acquisition, development and leasing of our properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgement. Our capitalization policy on our development properties is guided by SFAS No. 34 "Capitalization of Interest Cost" and SFAS No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects," and ceases capitalization when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity.

Investments in Unconsolidated Joint Ventures

        We account for our investments in joint ventures under the equity method of accounting as we exercise significant influence, but do not control these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over 40 years. Under the equity method of accounting, the net equity investment is reflected on our consolidated balance sheets, and our share of net income or loss from the joint ventures is included on our consolidated statements of operations.

The joint venture agreements may designate different percentage allocations among the investors for profits and losses, however our recognition of joint venture income or loss generally follows the joint ventures' distribution priorities, which may change upon the achievement of certain investment return thresholds.

        We serve as the development manager for the joint ventures currently under development. The profit on development fees received from joint ventures is recognized to the extent attributable to the outside interests in the joint ventures, in addition to internal costs.

Revenue Recognition

        Base rental revenue is reported on a straight-line basis over the terms of our respective leases. Accrued rental income represents rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements. We maintain an allowance against accrued rental income for future potential tenant credit losses. The credit assessment is based on the estimated accrued rental income that is recoverable over the term of the lease. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants' payment history and current credit status, as well as certain industry or geographic specific credit considerations. If our estimates of collectibility differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases was approximately 7.1 years as of March 31, 2003. The credit risk is mitigated by the high quality of our tenant base, review of the tenant's risk profile prior to lease execution and continual monitoring of our portfolio to identify potential problem tenants.

        Recoveries from tenants consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs are recognized as revenue in the period the expenses are incurred. Tenant reimbursements are recognized and presented in accordance with EITF Issue 99-19 "Reporting Revenue Gross as a Principal versus Net as and Agent" ("Issue 99-19"). Issue 99-19 requires that these reimbursements be recorded gross, as we are generally the primary obligor with respect to purchasing goods and services from third- party suppliers, have discretion in selecting the supplier, and have credit risk.

        Our hotel revenues are derived from room rentals and other sources such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue and laundry services. Hotel revenues are recognized as earned.

        Development fees are recognized ratably over the period of development, as earned. Management fees are recognized as revenue as earned.

        Gains on sales of real estate are recognized pursuant to the provisions of SFAS No. 66 "Accounting for Sales of Real Estate." The specific timing of the sale is measured against various criteria in SFAS No. 66 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the finance, installment or cost recovery methods, as appropriate, until the sales criteria are met.

Depreciation

        We compute depreciation on our properties using the straight line method based on an estimated useful life of 40 years. The portion of the acquisition cost allocated between land and building for each property may vary based on estimated land value and other factors. The allocation of the acquisition cost to building and the determination of the useful life are based on management's estimates of the composite life of the building.

Fair Value of Financial Instruments

        On a quarterly basis, we calculate the fair value of our mortgage debt notes payable and unsecured senior notes. We discount the spread between the future contractual interest payments and future interest payments on our mortgage debt and unsecured notes based on a current market rate. In determining the current market rate, we add a market spread to the quoted yields on federal government treasury securities with similar maturity dates to our own debt. In addition, we are also required to adjust the carrying values of our derivative contracts on a quarterly basis to its fair value. Because our valuations of our financial instruments are based on these types of estimates, the fair value of our financial instruments may change if our estimates do not turn out to be accurate.

Overview

        Our highlights of the three months ended March 31, 2003 included the following:

  •
  The completion of the development of Waltham Weston Corporate Center in Waltham, Massachusetts. This 308,599 square foot Class A office property was 43.1% leased at March 31, 2003.

  •
  The sales of The Candler Building in Baltimore, Maryland, 875 Third Avenue in Midtown Manhattan and 2300 N Street in Washington, D.C. These properties were sold for an aggregate price of $555.2 million, which yielded a net gain on sale of approximately $156.6 million.

  •
  We completed two offerings of senior unsecured notes totaling $475.0 million. Proceeds from these offerings were used to repay or refinance certain loans and for other general business purposes.

  •
  206,958 square foot lease signed at Times Square Tower in Midtown Manhattan to the law firm of O'Melveny and Myers. The firm is relocating from Citigroup Center and its other space in New York City.

Results of Operations

        At March 31, 2003, we owned 139 properties (the "Total Property Portfolio"). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. We do not believe that our period-to-period financial data are comparable. Therefore, the comparison of operating results for the three months ended March 31, 2003 and 2002 show separately changes attributable to the properties that were owned by us throughout each period compared (the "Same Property Portfolio") and the changes attributable to the Total Property Portfolio.

        Commencing during the third quarter of 2002, we began reporting on a consolidated basis the gross operating revenues and expenses associated with our ownership of the hotels through our taxable REIT subsidiary, whereas in the past, we only reported net lease payments and real estate taxes. The reporting of the hotel operations for the three month period ended March 31, 2003 is not directly comparable to the same period in 2002 and therefore the hotel operating expenses have been netted against hotel revenues for the three month period ended March 31, 2003 (otherwise entitled "Hotel operating revenues less operating expenses") to provide a basis of comparison to the prior period.

Comparison of the three months ended March 31, 2003 to the three months ended March 31, 2002.

        The table below reflects selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 125 properties totaling approximately 26.9 million square feet of office space and three hotel properties acquired or placed in service on or prior to January 1, 2002 and owned by us through March 31, 2003. The Total Property

Portfolio includes the effect of the joint venture properties and other office properties either placed in service or acquired after January 1, 2002 or disposed of on or prior to March 31, 2003. Our net property operating margins, defined as rental revenue less operating expenses as a percentage of rental revenue, exclusive of the three hotel properties for the three month period ended March 31, 2003 have ranged between 67% to 70%.

	Same Property Portfolio				Total Portfolio
	2003	2002	Increase/ (Decrease)	% Change	2003	2002	Increase/ (Decrease)	% Change
	(dollars in thousands)
Revenue:
Rental	$234,589	$228,563	$6,026	2.64%	$299,668	$258,181	$41,487	16.07%
Termination income	1,761	487	1,274	261.60%	1,761	511	1,250	244.62%
Development and management services	—	—	—	—	4,590	3,698	892	24.12%
Interest and other	—	—	—	—	415	1,272	(857)	-67.37%

Total revenue	236,350	229,050	7,300	3.19%	306,434	263,662	42,772	16.22%

Operating expenses	83,734	79,310	4,424	5.58%	99,102	84,931	14,171	16.69%

Net Operating Income	152,616	149,740	2,876	1.92%	207,332	178,731	28,601	16.00%

Hotel operating revenues less operating expenses	2,075	3,030	(955)	-31.52%	2,075	3,030	(955)	-31.52%
Expenses:
General and administrative	—	—	—	—	11,399	11,069	330	2.98%
Interest	—	—	—	—	73,645	60,815	12,830	21.10%
Depreciation and amortization	36,362	35,265	1,097	3.11%	49,624	41,450	8,174	19.72%
Net derivative losses	—	—	—	—	932	303	629	207.59%
Loss from early extinguishment of debt	—	—	—	—	1,474	—	1,474	—
Loss on investments in securities	—	—	—	—	—	4,297	(4,297)	-100.00%

Total expenses	36,362	35,265	1,097	3.11%	137,074	117,934	19,140	16.23%

Income before minority interests	$118,329	$117,505	$824	0.70%	$72,333	$63,827	$8,506	13.33%

Income from unconsolidated joint ventures	$1,247	$1,399	$(152)	-10.86%	$2,658	$1,682	$976	58.03%

Gains on sales of real estate	—	—	—	—	$64,694	$—	$64,694	—

Income from discontinued operations	—	—	—	—	$2,355	$3,800	$(1,445)	-38.03%

Gains on sales of real estate from discontinued operations	—	—	—	—	$91,942	$7,146	$84,796	1,186.62%

Preferred distributions	—	—	—	—	$(6,360)	$(9,079)	$(2,719)	-29.95%

Rental Revenue

        The increase in rental revenue of $41.5 million in the Total Portfolio, primarily relates to new leases signed and in place in connection the acquisition of 399 Park Avenue in the third quarter of 2002, the commencement of occupancy in late 2001 and continued lease-up at 111 Huntington Avenue and the placing into service of Five Times Square in the first quarter of 2002. These additions to the portfolio increased revenue by $39.0 million. This increase was offset by dispositions of properties during 2002 and 2003 that were not classified as discontinued operations and a decrease in occupancy rates from 95.1% at March 31, 2002 to 93.0% at March 31, 2003. Properties sold during 2002 and 2003 that have not been classified as discontinued operations due to our continuing involvement in the management of the properties include One and Two Independence Square and 2300 N Street.

Termination Income

        The termination income for the three months ended March 31, 2003 was primarily related to five tenants across the portfolio that terminated their leases and made termination payments totaling approximately $1.8 million. This is compared to termination income earned during the three months ended March 31, 2002 totaling $0.5 million.

Development and Management Services

        The increase in development and management services income of $0.9 million primarily resulted from development fees earned on a new joint venture project which began subsequent to the three months ended March 31, 2002 and other third party development projects as well as an increase in management fees relating to certain of our other joint ventures which were placed into service in 2002.

Interest and Other Income

        The decrease in interest and other income related to the Total Portfolio is a result of less interest earned due to lower average cash balances maintained and lower interest rates on cash balances during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The cash balance at March 31, 2003 totaling $384.4 million primarily consists of the proceeds received on March 18, 2003 from the $300 million offering of unsecured senior notes.

Operating Expenses

        Property operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Same Property Portfolio increased during the three months ended March 31, 2003 primarily due to increases in real estate taxes of $2.1 million, or 7.2%, and increases in insurance of $0.5 million, or 17.3%. The increase in real estate taxes was primarily due to higher property tax assessments and rate increases. Small increases in the other property operating expenses account for the remaining difference. Additional increases in property operating expenses in the Total Property Portfolio were primarily due to the additions of the Five Times Square, 399 Park Avenue and 111 Huntington Avenue properties and other properties that we acquired or placed in service after January 1, 2002. Increases in insurance in the Same Property Portfolio and Total Portfolio are related to increases in rates on existing coverage and the purchase of a separate stand-alone terrorism insurance policy. The office leases include reimbursements from tenants for a portion of these operating expenses. The increases were offset by decreases related to properties that were sold during 2002 and 2003 and that were not classified as discontinued operations.

Hotel Operating Revenues Less Operating Expenses

        Hotel operating revenue less operating expenses for the hotel properties decreased by $1.0 million or approximately 31.5% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Average occupancy and Revenue per Available Room ("REVPAR") for the hotel properties were 68.2% and $101.39, respectively, for the three months ended March 31, 2003 compared to 72.7% and $117.00, respectively, for the three months ended March 31, 2002. REVPAR is the product of average daily room rate and occupancy percentage. The decrease is related to the general continued downturn in the economy as well as effects of the war in Iraq which directly impacts transient business travel at our hotels.

Other Expenses

        General and administrative expenses in the Total Portfolio increased during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 by $0.3 million or 2.98%.

        In 2003, Boston Properties, Inc. transitioned to using solely restricted stock, and/or long term incentive units of limited partnership ("LTIP units"), as opposed to stock options and restricted stock, awarded under the 1997 Stock Incentive Plan, as amended and restated on January 24, 2000, as its primary vehicle for employee equity compensation. Employees vest in restricted stock or LTIP unit awards over a five-year term. Restricted stock and LTIP units are measured at fair value on the date of grant based on the number of shares or units granted and the price of Boston Properties, Inc.'s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. To the extent restricted stock or LTIP units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to "Stock-based compensation." Stock-based compensation expense associated with restricted stock (LTIP units were not granted until 2003) was $0.6 million during the three months ended March 31, 2003. Stock-based compensation associated with $6.1 million of restricted stock and LTIP units which were granted in January 2003 will be incurred as such restricted stock units vests in years 2006 through 2008.

        Interest expense for the Total Portfolio increased as a result of having a higher average outstanding debt balance as compared to the prior period as well as a decreased interest capitalization. This was primarily due to placing into service and cessation of interest capitalization during 2002 on Five Times Square, 111 Huntington Avenue and 611 Gateway and the issuance of $1.2 billion of fixed rate unsecured senior notes. Our total debt outstanding at March 31, 2003 was approximately $5.0 billion, compared to $4.4 billion at March 31, 2002. This was partially offset by a decrease in our weighted-average interest rates from the previous period from 6.52% at March 31, 2002 to 6.33% at March 31, 2003. As a result of replacing variable rate debt with fixed rate debt, our weighted-average interest rates on a quarter to quarter basis will increase in future periods.

        Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the three months ended March 31, 2003 and 2002 were $1.2 million and $1.2 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the three months ended March 31, 2003 and 2002 was $4.5 million and $7.8 million, respectively. These costs are not included in the interest expense referenced above.

        Depreciation and amortization expense for the Total Portfolio increased as a result of the addition of the Five Times Square, 111 Huntington Avenue and 399 Park Avenue properties and other properties that we acquired or placed in service after January 1, 2002. The increases were offset by decreases related to properties that were sold during 2002 and 2003 that were not classified as discontinued operations.

        Net derivative losses for the Total Portfolio represent the mark-to-market of our derivative contracts and payments that were not effective for accounting purposes. During the three months ended March 31, 2003, we paid interest in the amount of $1.8 million related to the difference between actual interest rates and our contracted rate. This was offset by an increase in the fair value of our contracts. The fair value of our derivative contracts is included on our balance sheet at March 31, 2003.

        Loss from the early extinguishment of debt for the three months ended March 31, 2003 was related to the prepayment penalty incurred on the repayment of the mortgage note payable in connection with the sale of 2300 N Street.

        During the three months ended March 31, 2002, we recognized a loss on our investment in securities of approximately $4.3 million. This loss was related to the write-off of our investment in the securities of a technology company due to our determination that the decline in the fair value of these securities was an other-than-temporary decline.

Joint Ventures

        The increase in the total portfolio is related to the placing in service of One and Two Discovery Square and the partial placing into service of Two Freedom Square during 2002.

Other

        Gains on sales of real estate for the three months ended March 31, 2003 related to the sale of 2300 N Street which was not included in discontinued operations, as we have continuing involvement through a third party management agreement.

        The decrease in income from discontinued operations for the three months ended March 31, 2003 was a result of the discontinued properties being sold during the three months ended March 31, 2003, and therefore, we did not recognize a full quarter of revenues and expenses as we did in the prior period. In addition, income from discontinued operations for the three months ended March 31, 2002 included two properties sold during 2002.

        Gains on sales of real estate from discontinued operations for the three months ended March 31, 2003 primarily related to the gain recognized on the sale of 875 Third Avenue.

        The decrease in our preferred distributions of $2.7 million from the three months ended March 31, 2002 compared to the three months ended March 31, 2003 was a result of conversions of approximately 2.8 million of our preferred units into common units during July 2002.

Liquidity and Capital Resources

        The following summary discussion of our cash flows is based on the consolidated Statements of Cash Flows included in Item 1. "Consolidated Financial Statements" and only includes a discussion of material aspects of our liquidity position and commitments for capital expenditures for the periods presented.

Cash Flows

	Three months ended March 31,
Summary Statements of Cash Flows
	2003	2002	$ Change
	(in thousands)
Cash Provided by Operating Activities	$106,211	$107,102	$(891)
Cash Provided by (Used in) Investing Activities	$464,780	$(109,310)	$574,090
Cash Used in Financing Activities	$(241,848)	$(24,852)	$(216,996)

        Our principal source of cash flow is the operation and sales of our office properties and proceeds from secured and unsecured borrowings. The average term of tenant leases is approximately 7.1 years with occupancy rates historically in the range of 93% to 98%. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly distribution payment requirements.

        Cash provided by operating activities is impacted by property operations. The average term of tenant leases and portfolio occupancy in the range 93% to 98% have minimized swings in operating cash flow during the respective three-month periods. The decrease in operating cash flow is primarily related to an increase in straight-line rent related to leases commencing in 2002.

        Cash provided by investing activities for the three months ended March 31, 2003 is comprised of the following:

(in thousands)
Proceeds from the sales of real estate	$522,329
The cash provided by investing activities is partially offset by:
Investments in unconsolidated joint ventures	(314)
Recurring capital expenditures	(1,960)
Planned non-recurring capital expenditures associated with acquisition properties	(2,324)
Hotel improvements, equipment upgrades and replacements	(405)
Development in process and tenant improvements	(52,546)

Net cash provided by investing activities	$464,780

        Cash used in financing activities for the three months ended March 31, 2003 is primarily attributable to:

Repayment of the Unsecured Bridge Loan	$(105,683)
Net repayments of the Unsecured Line of Credit	(27,043)
Net repayments of secured mortgage financing	(508,713)
Distributions	(76,873)
Payment of deferred financing costs	(7,562)
The cash used in financing activities is partially offset by:
Proceeds from Unsecured Senior Notes	474,279
Partner contributions	9,747

Net cash used in financing activities	$(241,848)

General

        We have determined that our estimated cash flows and available sources of liquidity are adequate to meet liquidity needs for the next twelve months. We believe that our principal liquidity needs for the next twelve months are to fund normal recurring expenses, debt service requirements, including the repayment or refinancing of certain loans that mature within the 12 month period, current development costs not covered under construction loans and the minimum distribution required to maintain the REIT qualification of Boston Properties, Inc. under the Internal Revenue Code of 1986, as amended. We believe that these needs will be fully funded from cash flows provided by operating and financing activities.

        We expect to meet liquidity requirements for periods beyond twelve months for the costs of development, property acquisitions, scheduled debt maturities, major renovations, ground lease payments, expansions and other non-recurring capital improvements through construction loans, the incurrence of long-term secured and unsecured indebtedness, income from operations and sales of real estate and possibly the issuance of additional common and preferred units and unsecured senior notes of the Company and equity securities of Boston Properties, Inc. In addition, we may finance the development, redevelopment or acquisition of additional properties by using our unsecured revolving line of credit.

        Rental revenues, operating expense reimbursement income from tenants, and other income from operations are our principal sources of capital used to pay operating expenses, debt service and recurring capital expenditures. We seek to increase income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third party fees generated by our office and industrial real estate management, leasing, development and construction businesses. Consequently, we believe our revenue, together with proceeds from financing activities, will continue to provide the necessary funds for operating expenses, debt service and recurring capital expenditures. However, material changes in these factors may adversely affect our net cash flows. Such changes, in turn, would adversely affect our ability to fund distributions, debt service payments, capital improvements and non-revenue enhancing tenant improvements. In addition, a material adverse change in our cash provided by operations may affect the financial performance covenants under our unsecured line of credit and unsecured senior notes.

        Based on leases in place at March 31, 2003, leases with respect to 3.43% of the square feet of our in-service Class A office space will expire during the nine-month period ending December 31, 2003. While we are working to retain our current tenants in situations that are beneficial to them, challenging conditions over the past year, including more sublet space available and decreasing rental rates across the portfolio, make it difficult to predict what future changes may be and how they will effect our re-leasing efforts.

Capitalization

        Debt to total market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total market capitalization was approximately $9.7 billion at March 31, 2003. Total market capitalization was calculated using the March 31, 2003 Boston Properties, Inc. closing stock price of $37.90 per share and includes the following: (1) the actual aggregate number of our common units, (2) the number of common partnership units issuable upon conversion of our preferred partnership units, and (3) our consolidated debt totaling approximately $5.0 billion. Our total consolidated debt at March 31, 2003 represented approximately 51.1% of our total market capitalization. This percentage will fluctuate with changes in the market price of the common stock of Boston Properties, Inc. and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the debt to total market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

  Debt

        At March 31, 2003, our total consolidated debt was approximately $5.0 billion. The weighted-average annual interest rate on our consolidated indebtedness was 6.33% and the weighted-average maturity was approximately 6.3 years.

Unsecured Senior Notes

        During 2002, we completed an unregistered offering of $750 million in aggregate principal amount of our 6.25% senior unsecured notes due January 15, 2013. The notes were only offered to qualified institutional buyers in the United States in reliance on Rule 144A under the Securities Act and to certain institutional investors outside of the United States in reliance on Regulation S under the Securities Act. The notes were priced at 99.65% of their principal amount to yield 6.296%. We used the net proceeds to pay down our unsecured bridge loan incurred in connection with the acquisition of 399 Park Avenue.

        On January 17, 2003, we completed an unregistered offering to qualified institutional investors in reliance on Rule 144A under the Securities Act of an additional $175 million aggregate principal amount of our 6.25% senior unsecured notes due January 15, 2013. The notes were priced at 99.763% of their principal amount to yield 6.28%. The additional notes are fungible, and form a single series, with the senior notes issued in December 2002. We used the net proceeds to repay the remaining balance of our unsecured bridge loan totaling approximately $105.7 million and to repay certain construction loans maturing in 2003 totaling approximately $60.0 million.

        On March 18, 2003, we completed an unregistered offering of $300 million in aggregate principal amount of our 5.625% senior unsecured notes due April 15, 2015. The notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act and to certain investors outside of the United States in reliance on Regulation S under the Securities Act. The notes were priced at 99.898% of their face amount to yield 5.636%.

        On May 22, 2003, we completed an unregistered offering of $250 million in aggregate principal amount of our 5.00% senior unsecured notes due June 1, 2015. The notes were offered only to qualified institutional buyers in the United States in reliance on Rule 144A under the Securities Act and to certain institutional investors outside of the United States in reliance on Regulation S under the Securities Act. The notes were priced at 99.329% of their principal amount to yield 5.075%.

        Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points, in each case plus accrued and unpaid interest to the redemption date. The indenture under which our senior unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions that result in the non-compliance with certain customary financial covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of March 31, 2003, we were in compliance with each of these financial restrictions and requirements.

        Under registration rights agreements with the initial purchasers of our senior unsecured notes, we agreed to use our reasonable best efforts to register with the SEC an offer to exchange new notes issued by us, which we refer to as "exchange notes," for the original notes. The exchange notes will be in the same aggregate principal amount as, and have terms substantially identical to the original notes, but will be freely tradable by the holders, while the original notes are subject to resale restrictions. The exchange offer will not generate any cash proceeds for us. With respect to the 6.25% senior unsecured notes due January 15, 2013, if we are unable to file the exchange offer registration statement by March 10, 2003 or to complete the registered exchange offer by July 7, 2003, we will be obligated to pay additional interest on the notes until the exchange offer is completed or a so-called "shelf" registration statement covering the resale of the original notes by their holders is declared effective. We have commenced the exchange offer which will expire on June 16, 2003, unless otherwise extended by us, with respect to the 6.25% senior unsecured notes. With respect to the 5.625% senior unsecured notes due April 15, 2015 and the 5.00% senior unsecured notes due June 1, 2015, if we are unable to file the exchange offer registration statement by June 16, 2003 or August 20, 2003, respectively, or to complete the registered exchange offer by October 14, 2003 or December 18, 2003, respectively, we will be obligated to pay additional interest on the notes until the exchange offer is completed or a "shelf" registration statement covering the resale of the original notes by their holders is declared effective. We currently expect to meet these deadlines.

Unsecured Line of Credit

        We utilize our $605.0 million unsecured revolving line of credit principally to fund development of properties, land and property acquisitions, debt refinancings and for working capital purposes. Our unsecured revolving line of credit is a recourse obligation. In January 2003, we extended the maturity date to January 17, 2006 with an additional one-year extension option. Outstanding balances under the unsecured revolving line of credit bear interest at a floating rate based on an increase over the Eurodollar rate of 70 basis points or the lender's prime rate, at our option. The interest rate is subject to adjustment in the event of a change in our unsecured debt ratings. The unsecured revolving line of credit contains a competitive bid option that allows us to bid out loan advances at a reduced Eurodollar rate. As of June 2, 2003, we had no amounts outstanding under our unsecured revolving line of credit.

        Our ability to borrow under our unsecured revolving line of credit is subject to our compliance with a number of customary financial and other covenants on an ongoing basis, including: (1) unsecured loan-to-value ratio against our total borrowing base not to exceed 60%, unless our leverage ratio exceeds 60%, in which case it is not to exceed 55%, (2) a secured debt leverage ratio not to exceed 55%, (3) a debt service coverage ratio of 1.40 for our borrowing base, (4) a fixed charge ratio of 1.30 and a debt service coverage ratio of 1.50, (5) a leverage ratio not to exceed 60%, however for five consecutive quarters (not including the two quarters prior to expiration) the leverage ratio can go to 65%, (6) limitations on additional indebtedness and stockholder distributions and (7) a minimum net worth requirement. If we fail to comply with our financial and other covenants in our revolving line of credit, our lender could place us in default and accelerate the payment of any amounts then outstanding. As of March 31, 2003, we were in compliance with financial restrictions and requirements.

Unsecured Bridge Loan

        During 2002, we obtained unsecured bridge financing totaling $1.0 billion in connection with the acquisition of 399 Park Avenue. During 2002, we repaid approximately $894.3 million with proceeds from the December 2002 offering of unsecured senior notes and proceeds from the sales of certain real estate properties. During January 2003, we repaid the remaining balance outstanding of $105.7 million with proceeds from the January 2003 offering of senior unsecured notes.

Mortgage Notes Payable

        The following represents the outstanding principal balances due under the first mortgages at March 31, 2003:

Properties	Interest Rate(1)	Principal Amount		Maturity Date
		(in thousands)
Citigroup Center	7.19%	$515,276		May 11, 2011
5 Times Square	2.84%	376,726	(2)	January 26, 2004
Embarcadero Center One, Two and Federal Reserve	6.70%	303,637		December 10, 2008
Prudential Center	6.72%	283,277		July 1, 2008
280 Park Avenue	7.64%	264,514		February 1, 2011
Times Square Tower	3.26%	254,379	(3)	November 29, 2004
599 Lexington Avenue	7.00%	225,000	(4)	July 19, 2005
Embarcadero Center Four	6.79%	147,932		February 1, 2008
Embarcadero Center Three	6.40%	141,921		January 1, 2007
Riverfront Plaza	6.61%	110,246		February 1, 2008
Democracy Center	7.05%	103,853		April 1, 2009
Embarcadero Center West Tower	6.50%	94,706		January 1, 2006
601 and 651 Gateway Boulevard	8.40%	88,285		October 1, 2010
100 East Pratt Street	6.73%	88,201		November 1, 2008
Reservoir Place	6.88%	68,568	(5)	November 1, 2006
One and Two Reston Overlook	7.45%	66,527		August 31, 2004
202, 206 & 214 Carnegie Center	8.13%	61,686		October 1, 2010
New Dominion Tech. Park, Bldg. One	7.70%	57,490		January 15, 2021
Capital Gallery	8.24%	54,559		August 16, 2006
504, 506 & 508 Carnegie Center	7.39%	46,376		January 1, 2008
10 and 20 Burlington Mall Road	7.25%	39,100	(6)	October 1, 2011
Ten Cambridge Center	8.27%	34,572		May 1, 2010
2600 Tower Oaks Boulevard	2.97%	30,978	(7)	October 10, 2003
1301 New York Avenue	7.14%	30,245	(8)	August 15, 2009
Sumner Square	7.35%	29,619		September 1, 2013
Eight Cambridge Center	7.73%	27,364		July 15, 2010
510 Carnegie Center	7.39%	26,568		January 1, 2008
Lockheed Martin Building	6.61%	25,089		June 1, 2008
University Place	6.94%	23,958		August 1, 2021
Reston Corporate Center	6.56%	23,661		May 1, 2008
Shaws Supermarket	2.56%	21,539	(9)	September 8, 2003
NIMA Building	6.51%	20,500		June 1, 2008
Bedford Business Park	8.50%	20,488		December 10, 2008
191 Spring Street	8.50%	19,974		September 1, 2006
New Dominion Tech. Park, Bldg. Two	2.68%	11,329	(10)	December 19, 2005
101 Carnegie Center	7.66%	7,666		April 1, 2006
Montvale Center	8.59%	7,245		December 1, 2006
Hilltop Business Center	6.81%	5,352		March 1, 2019

Total		$3,758,406

(1)
Some of our mortgage notes and bonds are variable rate and subject to LIBOR and Eurodollar rate contracts. The LIBOR and Eurodollar rates at March 31, 2003 were 1.30% and 1.27%, respectively.

(2)
Total construction loan in the amount of $420.0 million at a variable rate of Eurodollar + 1.50%. We refinanced this loan on April 14, 2003.

(3)
Total construction loan in the amount of $493.5 million at a variable rate of Eurodollar + 1.95%. The maturity date can be extended for one six month period and two one-year periods based on meeting certain conditions.

(4)
At maturity the lender has the option to purchase a 33.33% interest in this property in exchange for the cancellation of the principal balance of $225.0 million.

(5)
The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The stated principal balance at March 31, 2003 was $63.1 million and the interest rate was 9.65%.

(6)
Includes outstanding indebtedness secured by 91 Hartwell Avenue.

(7)
Total construction loan in the amount of $32.0 million at a variable rate of LIBOR + 1.65%. We repaid this loan on May 22, 2003.

(8)
Includes outstanding principal in the amounts of $19.4 million, $7.2 million and $3.6 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75%, respectively.

(9)
Total construction loan in the amount of $24.0 million at a variable rate of LIBOR + 1.25%. This loan was repaid on April 1, 2003.

(10)
Total construction loan in the amount of $65.0 million at a variable rate of LIBOR + 1.40%.

Joint Ventures

        We have investments in eight unconsolidated joint ventures with ownership ranging from 25-51%. We do not have control of these partnerships, and therefore, they are accounted for using the equity method of accounting. At March 31, 2003, our proportionate share of the debt related to these investments is equal to approximately $240.7 million. The table below summarizes the outstanding debt (based on our respective ownership interests) in these joint venture properties at March 31, 2003:

Properties	Interest Rate		Principal Amount		Maturity Date
			(in thousands)
Metropolitan Square (51%)	8.23%		$69,656		May 1, 2010
Market Square North (50%)	7.70%		48,444		January 1, 2011
Two Freedom Square (50%)	3.12%	(1)	34,312		June 29, 2004
Discovery Square (50%)	2.88%	(1)	32,351	(2)	December 8, 2003
One Freedom Square (25%)	7.75%		18,891		July 1, 2012
265 Franklin Street (35%)	2.64%	(1)	18,897		October 1, 2003
140 Kendrick Street (25%)	7.51%		14,026		July 1, 2013
901 New York Avenue (25%)	2.97%	(1)	4,162		November 12, 2005

Total	6.07%		$240,739

(1)
Variable rate debt.

(2)
On April 1, 2003, we acquired the remaining 50% outside interest in this joint venture for cash of approximately $18.3 million and the assumption of the mortgage debt of approximately $32.4 million. Subsequent to the acquisition, we repaid in full the mortgage debt totaling approximately $64.8 million.

Related Party Transactions

        In April 2003, Mr. Zuckerman, Chairman of the Board of Directors of Boston Properties, Inc., acquired from a third party investor an office building located at 2400 N Street, N.W. in Washington D.C., in which a company affiliated with Mr. Zuckerman leases 100% of the building. We have managed this property under a third party management contract for many years. This transaction was approved in advance by the independent members of the Board of Directors of Boston Properties, Inc. Following the closing, we continue to manage this property under a customary contract with Mr. Zuckerman on terms comparable with comparable third party property management agreements we have in place.

Insurance

        We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the federal Terrorism Risk Insurance Act was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) under property insurance policies. On March 1, 2003 we renewed our "all risk" property insurance program which includes coverage for acts of terrorism (as defined by the statute) on an occurrence basis up to our policy limits, which we consider commercially reasonable. We continue to monitor the state of the insurance market in general, and the scope and cost of coverage for acts of terrorism in particular, but we can not anticipate what coverage will be available on commercially reasonable terms in future policy years.

        We carry earthquake insurance on our properties located in areas known to be subject to earthquakes in an amount and subject to deductibles and self-insurance that we believe are commercially reasonable. However, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. As a result of increased costs of coverage and decreased availability, the amount of third party earthquake insurance we may be able to purchase in the marketplace upon commercially reasonable terms has been reduced. In addition, we may discontinue earthquake insurance on some or all of our properties in the future if the premiums exceed our estimation of the value of the coverage.

        In January 2002, we formed a wholly-owned insurance subsidiary, IXP, Inc. ("IXP"), to act as a captive insurance company and be one of the elements of our overall insurance program. IXP acts as a primary carrier with respect to a portion of our earthquake insurance coverage for our Greater San Francisco properties. Insofar as we own IXP, we are responsible for its liquidity and capital resources, and the accounts of IXP are part of our consolidated financial statements. If we experience a loss and IXP is required to pay under its insurance policy, we would ultimately record the full amount of the loss. Therefore, insurance coverage provided by IXP should not be considered as the equivalent of third party insurance, but rather as a modified form of self-insurance. In the future, IXP may provide additional or different coverage, as a reinsurer or a primary insurer, depending on the availability and cost of third party insurance in the marketplace and the level of self insurance that we believe is commercially reasonable.

        There are other types of losses, such as from wars, acts of bio-terrorism or the presence of mold at our properties, for which we cannot obtain insurance at all or at a reasonable cost. With respect to such losses and losses from acts of terrorism, earthquakes or other catastrophic events, if we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties. Depending on the specific circumstances of each affected property, it is possible that we could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business and financial condition and results of operations.

Funds from Operations

        Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), we calculate Funds from Operations, or "FFO," by adjusting net income (loss) (computed in accordance with accounting principles generally accepted in the United States of America ("GAAP"), including non-recurring items), for gains (or losses) from sales of properties, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures. In addition to FFO (as defined by NAREIT), we also disclose FFO after specific supplemental adjustments. Although our FFO as adjusted clearly differs from NAREIT's definition of FFO as well that of other real estate companies, we believe it provides a meaningful presentation of our operating performance. In addition, we believe that to further understand our performance, FFO and FFO as adjusted should be compared with our reported net income and cash flows in accordance with GAAP, as presented in our consolidated financial statements.

        Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. In addition to presenting FFO in accordance with the NAREIT definition, we make adjustments to FFO, as defined by NAREIT, including net derivative losses and early surrender lease adjustments. FFO does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance, as an alternative to net cash flows from operating activities (determined in accordance with GAAP), as a measure of our liquidity, or as an indicator of our ability to make cash distributions.

        The following table presents our Funds from Operations for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Income before minority interests and joint venture income	$72,333	$63,827
Add:
Real estate depreciation and amortization	51,591	44,400
Income from discontinued operations	2,355	3,800
Income from unconsolidated joint ventures	2,658	1,682
Loss from early extinguishment of debt associated with the sale of real estate	1,474	—
Less:
Minority property partnerships' share of Funds from Operations	(866)	(719)
Preferred distributions	(5,771)	(8,400)

Funds from Operations	123,774	104,590
Add:
Net derivative losses	932	303
Early surrender lease payments received—contractual basis	—	3,927

Funds from Operations before net derivative losses and after early surrender lease payments received—contractual basis	$124,706	$108,820

        Reconciliation to Diluted Funds from Operations:

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2002
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
Funds from Operations	$124,706	116,207	$108,820	111,272
Effect of Dilutive Securities
Convertible Preferred Units	5,771	9,199	6,757	10,823
Convertible Preferred Stock	—	—	1,643	2,625
Stock Options and other	—	1,022	—	1,387

Diluted Funds from Operations	$130,477	126,428	$117,220	126,107

Newly issued Accounting Standards

        In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard was effective beginning January 1, 2003. The adoption of SFAS 143 did not have a material impact on our results of operations, financial position or liquidity.

        In April 2002, the FASB issued SFAS 145, which updates, clarifies, and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. The statement rescinds SFAS 4 and SFAS 64, which required net gains or losses from the extinguishment of debt to be classified as an extraordinary item in the income statement. We anticipate that these gains and losses will no longer be classified as extraordinary as they are not unusual and infrequent in nature. During the three months ended March 31, 2003, we recorded a loss from continuing operations of approximately $1.5 million relating to the pre-payment of a loan. The changes required by SFAS 145 are not expected to have a material impact on our financial position or liquidity.

        SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in July 2002 and became effective for us on January 1, 2003. This statement requires a cost associated with an exit or disposal activity, such as the sale or termination of a line of business, the closure of business activities in a particular location, or a change in management structure, to be recorded as a liability at fair value when it becomes probable the cost will be incurred and no future economic benefit will be gained by the company for such termination costs, and costs to consolidate facilities or relocate employees. SFAS 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," which in some cases required certain costs to be recognized before a liability was actually incurred. The adoption of this standard did not have a material impact on our results of operations, financial position, or liquidity.

        On April 30, 2003, the Financial Accounting Standards Board issued Statement No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. We do not expect the adoption of SFAS No. 149 to have a material impact on our financial position or results of operations or cash flows.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. We are currently assessing the impact of this statement.

        In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS 5, Accounting for Contingencies, relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. The adoption of FIN 45 did not have a material impact on our results of operations, financial position, or liquidity.

        In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. The adoption of the interpretation did not have a material impact on results of operations, financial position, or liquidity. FIN 46 did not have a material impact to our financial statements.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

        Approximately $4.3 billion of our borrowings bear interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date. The interest rate on the variable rate debt as of March 31, 2003 ranged from LIBOR or Eurodollar plus 0.70% to LIBOR or Eurodollar plus 1.95%.

	Secured debt
	2003	2004	2005	2006	2007	2008+	Total	Fair Value
Fixed Rate Debt	$34,644	$114,601	$277,829	$282,458	$182,632	$2,171,291	$3,063,455	$3,227,000
Average Interest Rate	7.24%	7.36%	7.05%	7.79%	6.59%	7.15%	7.18%
Variable Rate Debt	$52,517	$631,105	$11,329	—	—	—	$694,951	$694,951

	Unsecured debt
Fixed Rate Debt	—	—	—	—	—	$1,221,707	$1,221,707	$$1,266,130
Average Interest Rate	—	—	—	—	—	6.13%	6.13%

        During the three months ended March 31, 2003, we had derivative contracts totaling $150 million. The derivative agreements provide for a fixed interest rate of 6.35% when LIBOR is less than 5.80%, 6.70% when LIBOR is between 6.70% and 7.45%, and 7.50% when LIBOR is between 7.51% and 9.00% for terms remaining of one to three years in accordance with the terms of the individual agreement. In accordance with SFAS No.133 "Accounting for Derivative Instruments and Hedging Activities", the derivative agreements are reflected at their fair market value, which was a liability of $13.7 million at March 31, 2003.

ITEM 4—Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures.

        As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of the management of Boston Properties, Inc. the general partner of the Company, including Boston Properties, Inc.'s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, Boston Properties, Inc.'s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

  (b)
  Changes in internal controls.

        None.

PART II. OTHER INFORMATION

ITEM 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  10.1
  Amendment No. 2 to Boston Properties, Inc.'s Amended and Restated 1997 Stock Option and Incentive Plan dated November 14, 2000.(1)

  (b)
  Reports on Form 8-K

        None.

(1)
Incorporated herein by reference to Boston Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
	By:	Boston Properties, Inc., its General Partner
June 2, 2003	By:	/s/ DOUGLAS T. LINDE Douglas T. Linde, Chief Financial Officer (duly authorized officer and principal financial officer)

CERTIFICATION

I, Edward H. Linde, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Boston Properties Limited Partnership;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: June 2, 2003	/s/ EDWARD H. LINDE Edward H. Linde, Chief Executive Officer of Boston Properties, Inc., general partner of Boston Properties Limited Partnership

CERTIFICATION

I, Douglas T. Linde, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Boston Properties Limited Partnership;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: June 2, 2003	/s/ DOUGLAS T. LINDE Douglas T. Linde, Chief Financial Officer of Boston Properties, Inc., general partner of Boston Properties Limited Partnership

QuickLinks

TABLE OF CONTENTS
BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited) (in thousands, except for unit amounts)
BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
BOSTON PROPERTIES LIMITED PARTNERSHIP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Management's Discussion and Analysis of Financial Condition
Quantitative and Qualitative Disclosures about Market Risk
Controls and Procedures
PART II. OTHER INFORMATION
Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION