Form 10-Q
period 2003-06-30
BOSTON PROPERTIES LTD PARTNERSHIP
filed 2003-08-14
CIK 1043121

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒

BOSTON PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q

for the quarter ended June 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1—Consolidated Financial Statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2003	December 31, 2002
	(in thousands, except for unit amounts)
ASSETS
Real estate:	$8,464,424	$8,608,052
Less: accumulated depreciation	(891,980)	(822,133)

Total real estate	7,572,444	7,785,919
Cash and cash equivalents	158,587	55,275
Cash held in escrows	18,187	41,906
Tenant and other receivables, net of allowance for doubtful accounts of $4,407 and $3,682, respectively	21,185	20,458
Accrued rental income, net of allowance of $5,441 and $5,000, respectively	160,586	165,321
Deferred charges, net	168,833	176,545
Prepaid expenses and other assets	22,090	18,015
Investments in unconsolidated joint ventures	93,904	101,905

Total assets	$8,215,816	$8,365,344

LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND PARTNERS' CAPITAL
Liabilities:
Mortgage notes payable	$3,349,134	$4,267,119
Unsecured senior notes, net of discount	1,470,148	747,375
Unsecured bridge loan	—	105,683
Unsecured line of credit	—	27,043
Accounts payable and accrued expenses	49,299	73,846
Distributions payable	84,030	81,226
Interest rate contracts	12,677	14,514
Accrued interest payable	56,088	25,141
Other liabilities	63,771	81,085

Total liabilities	5,085,147	5,423,032

Commitments and contingencies	—	—

Minority interest in property partnership	28,873	29,882

Redeemable partnership units—9,193,114 and 9,201,137 preferred units outstanding at redemption value (if converted) at June 30, 2003 and December 31, 2002, respectively, and 20,382,990 and 20,474,241 common units outstanding at redemption value at June 30, 2003 and December 31, 2002, respectively	1,295,433	1,105,561

Partners' capital—1,266,050 and 1,250,384 general partner units and 95,762,861 and 94,112,606 limited partner units outstanding at June 30, 2003 and December 31, 2002, respectively (such amounts are inclusive of accumulated other comprehensive loss and unearned compensation of $16,684 and $7,734, respectively, at June 30, 2003 and $17,018 and $2,899, respectively, at December 31, 2002)	1,806,363	1,806,869

Total liabilities, redeemable partnership units and partners' capital	$8,215,816	$8,365,344

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(in thousands, except for per unit amounts)
Revenue
Rental:
Base rent	$248,848	$231,296	$496,201	$449,313
Recoveries from tenants	37,262	35,549	77,143	68,525
Parking and other	13,955	12,458	28,150	24,554

Total rental revenue	300,065	279,303	601,494	542,392
Hotel revenue	17,213	—	30,459	—
Development and management services	5,429	1,710	10,019	5,408
Interest and other	663	2,310	1,078	3,582

Total revenue	323,370	283,323	643,050	551,382

Expenses
Operating
Rental	95,689	88,524	194,791	174,822
Hotel	12,258	—	23,429	—
General and administrative	11,028	13,564	22,427	24,633
Interest	75,447	64,366	149,092	125,181
Depreciation and amortization	50,442	42,236	100,066	83,686
Net derivative losses	991	4,826	1,923	5,129
Loss from early extinguishment of debt	—	—	1,474	—
Loss on investments in securities	—	—	—	4,297

Total expenses	245,855	213,516	493,202	417,748

Income before minority interests in property partnerships, income from unconsolidated joint ventures, gains on sales of real estate and other assets, discontinued operations and preferred distributions	77,515	69,807	149,848	133,634
Minority interests in property partnerships	245	712	642	1,183
Income from unconsolidated joint ventures	1,353	1,659	4,011	3,341

Income before gains on sales of real estate and other assets, discontinued operations and preferred distributions	79,113	72,178	154,501	138,158
Gains on sales of real estate and other assets	4,296	—	68,990	—

Income before discontinued operations and preferred distributions	83,409	72,178	223,491	138,158
Discontinued Operations:
Income from discontinued operations	—	3,929	2,355	7,729
Gains on sales of real estate from discontinued operations	—	—	91,942	7,146

Income before preferred distributions	83,409	76,107	317,788	153,033
Preferred distributions	(6,442)	(8,902)	(12,802)	(17,981)

Net income available to common unitholders	$76,967	$67,205	$304,986	$135,052

Basic earnings per common unit:
Income available to common unitholders before discontinued operations	$0.66	$0.56	$1.81	$1.08
Discontinued operations	—	0.04	0.81	0.13

Net income available to common unitholders—per common unit	$0.66	$0.60	$2.62	$1.21

Weighted average number of common units outstanding	116,931	111,923	116,571	111,599

Diluted earnings per common unit:
Income available to common unitholders before discontinued operations	$0.65	$0.56	$1.79	$1.06
Discontinued operations	—	0.03	0.80	0.13

Net income available to common unitholders—per common unit	$0.65	$0.59	$2.59	$1.19

Weighted average number of common and common equivalent units outstanding	118,613	113,582	117,891	113,350

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(in thousands)
Net income before preferred distributions	$83,409	$76,107	$317,788	$153,033
Other comprehensive income:
Amortization of interest rate contracts	160	173	334	173

Other comprehensive income	160	173	334	173

Comprehensive income	$83,569	$76,280	$318,122	$153,206

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income before preferred distributions	$317,788	$153,033
Adjustments to reconcile net income before preferred distributions to net cash provided by operating activities:
Depreciation and amortization	100,193	86,727
Non-cash portion of interest expense	3,010	2,763
Non-cash compensation expense	1,306	488
Loss on investments in securities	—	4,297
Non-cash portion of derivative losses	(1,838)	1,532
Minority interest in property partnerships	(642)	(2,721)
Distributions in excess of earnings from unconsolidated joint ventures	1,416	806
Gains on sales of real estate	(156,789)	(7,146)
Change in assets and liabilities:
Cash held in escrows	3,719	224
Tenant and other receivables, net	(728)	12,248
Accrued rental income, net	(23,431)	(26,745)
Prepaid expenses and other assets	377	5,358
Accounts payable and accrued expenses	(22,189)	(13,225)
Accrued interest payable	30,947	8,555
Other liabilities	2,686	(1,774)
Tenant leasing costs	(5,982)	(25,152)

Total adjustments	(67,945)	46,235

Net cash provided by operating activities	249,843	199,268

Cash flows from investing activities:
Acquisitions/additions to real estate	(139,575)	(200,709)
Investments in unconsolidated joint ventures	(770)	(3,125)
Net proceeds from the sales of real estate	524,264	22,194
Deposits on real estate	—	8,057

Net cash provided by (used in) investing activities	383,919	(173,583)

Cash flows from financing activities:
Borrowings on unsecured line of credit	255,663	10,000
Repayments of unsecured line of credit	(282,706)	(10,000)
Repayments of mortgage notes	(991,381)	(22,510)
Proceeds from mortgage notes	84,079	123,184
Proceeds from unsecured senior notes, net of discount	722,602	—
Deposits placed in mortgage escrow	(376,726)	—
Payments received from mortgage escrow	301,341	—
Repayments of unsecured bridge loan	(105,683)	—
Distributions	(153,792)	(145,389)
Partner contributions	26,507	2,646
Deferred financing costs	(10,354)	(43)

Net cash used in financing activities	(530,450)	(42,112)

Net increase (decrease) in cash and cash equivalents	103,312	(16,427)
Cash and cash equivalents, beginning of period	55,275	98,067

Cash and cash equivalents, end of period	$158,587	$81,640

Supplemental disclosures:
Cash paid for interest	$124,189	$132,903

Interest capitalized	$9,054	$13,107

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$2,487	$14,816

Mortgage notes payable assumed in connection with the acquisition of real estate	$64,702	$—

Distributions declared but not paid	$84,030	$83,707

Issuance of partners' capital in connection with the acquisition of real estate	$—	$675

Conversions of redeemable units to partners' capital	$2,333	$7,617

Issuance of restricted units	$6,141	$1,989

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

        Boston Properties Limited Partnership (the "Company"), a Delaware limited partnership, is the entity through which Boston Properties, Inc., a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Boston Properties, Inc. is the sole general partner of the Company and at June 30, 2003 owned an approximate 76.6% (75.3% at June 30, 2002) general and limited partnership interest in the Company. Partnership interests in the Company are denominated as "common units of partnership interest" (also referred to as "OP Units") or "preferred units of partnership interest" (also referred to as "Preferred Units"). All references to OP Units and Preferred Units exclude such units held by Boston Properties, Inc. A holder of an OP Unit may present such OP Unit to the Company for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Company must redeem such OP Unit for cash equal to the then value of a share of common stock of Boston Properties, Inc. ("Common Stock"). In lieu of a cash redemption, Boston Properties, Inc. may elect to acquire such OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that Boston Properties, Inc. owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. Each series of Preferred Units bears a distribution that is set in accordance with an amendment to the partnership agreement of the Company. Preferred Units may also be converted into OP Units at the election of the holder thereof or the Company in accordance with the terms of each series of outstanding Preferred Units.

        All references to the Company refer to Boston Properties Limited Partnership and its subsidiaries, collectively, unless the context otherwise requires.

The Properties:

        At June 30, 2003, the Company owned or had interests in a portfolio of 139 commercial real estate properties (142 and 144 properties at December 31, 2002 and June 30, 2002, respectively) (the "Properties") aggregating more than 42.9 million net rentable square feet (including three properties under construction totaling approximately 2.0 million net rentable square feet). The Properties consist of 130 office properties, including 102 Class A office properties and 28 Office/Technical properties; four industrial properties; three hotels; and two retail properties; and structured parking for 28,962 vehicles containing approximately 8.7 million square feet. In addition, the Company owns, controls or has interests in 41 parcels of land totaling 539.6 acres (which, if developed, will support approximately 8.8 million net rentable square feet).

2. Basis of Presentation and Summary of Significant Accounting Policies

        The consolidated financial statements of the Company include all of the accounts of the Company and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in real estate joint ventures and companies, over which the Company has the ability to exercise significant influence, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company's share of the earnings of these joint ventures and companies is included in consolidated net income. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Form 10, which became effective on May 13, 2003, and was revised on Form 8-K filed on June 13, 2003.

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

Summary of Significant Accounting Policies

Stock-based employee option plan

        At June 30, 2003, Boston Properties, Inc. had stock-based employee compensation plans. Boston Properties, Inc. accounts for those plans under the recognition and measurement principles of the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. All outstanding options have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income available to common unitholders and earnings per common unit if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	For the six months ended June 30,		For the three months ended June 30,
	2003	2002	2003	2002
	(in thousands, except for per unit amounts)
Net income available to common unitholders	$304,986	$135,052	$76,967	$67,205
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(3,512)	(4,695)	(1,756)	(2,347)

Pro forma net income available to common unitholders	$301,474	$130,357	$75,211	$64,858

Earnings per unit:
Basic—as reported	$2.62	$1.21	$0.66	$0.60

Basic—pro forma	$2.59	$1.17	$0.64	$0.58

Diluted—as reported	$2.59	$1.19	$0.65	$0.59

Diluted—pro forma	$2.56	$1.15	$0.63	$0.57

3. Real Estate Activity During the Three Months Ended June 30, 2003

Development

        During the quarter ended June 30, 2003, the Company placed in-service its Shaw's Supermarket development project. Shaw's Supermarket is a 57,235 net rentable square foot retail property located at the Prudential Center in Boston, Massachusetts. As of June 30, 2003, the Shaw's Supermarket property was 100% leased.

Acquisitions

        On April 1, 2003, the Company acquired the remaining 50% outside interest in its One and Two Discovery Square joint venture, consisting of two Class A office properties totaling 366,989 square feet located in Reston, Virginia. The Company acquired the remaining 50% interest for $18.3 million cash and the assumption of the outside partner's share of the mortgage debt of approximately $32.4 million. This property was previously accounted for as an investment in an unconsolidated joint venture. The Company accounted for the acquisition in accordance with the provisions SFAS No. 141 "Business Combinations" ("SFAS No. 141"). The Company allocated the purchase price, of the acquired 50% interest, to net tangible and identified intangible assets acquired based on their fair values (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases) and acquired liabilities, and allocated the purchase price based on these assessments, including land at appraised value and buildings at replacement costs. The Company assessed fair value based on estimated cash flow projections that utilize discount and capitalization rates deemed appropriate by management and available market information. As part of the allocation of purchase price, the Company recorded an asset totaling approximately $5.1 million representing the value of acquired in-place "above market" leases. The value of "above market" leases is amortized to expense over the remaining term of the respective leases, primarily ranging from approximately four to ten years. For the quarter ended June 30, 2003, the Company recognized approximately $0.2 million as a reduction to rental revenue to reflect the amortization of the acquired "above market" leases.

4. Investments in Unconsolidated Joint Ventures

        The investments in unconsolidated joint ventures consist of the following at June 30, 2003:

Entity	Property	Nominal % Ownership
One Freedom Square LLC	One Freedom Square	25	%(1)(2)
Square 407 Limited Partnership	Market Square North	50%
The Metropolitan Square Associates LLC	Metropolitan Square	51	%(3)
BP 140 Kendrick Street LLC	140 Kendrick Street	25	%(1)
BP/CRF 265 Franklin Street Holdings LLC	265 Franklin Street	35%
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25	%(1)(4)
Two Freedom Square LLC	Two Freedom Square	50	%(2)

(1)
Ownership can increase based on the achievement of certain return thresholds.

(2)
On August 5, 2003, the Company acquired the remaining outside interests in these joint ventures. See "Note 17. Subsequent Events."

(3)
This joint venture is accounted for under the equity method due to participatory rights of the outside partner.

(4)
The property is currently under development.

        On April 1, 2003, the Company acquired the remaining 50% outside interest in its Discovery Square joint venture, consisting of two Class A office properties totaling 366,989 square feet located in Reston, Virginia. The Company acquired the remaining 50% interest for $18.3 million of cash and the assumption of the outside partner's share of the mortgage debt of approximately $32.4 million. The accounts of Discovery Square are now consolidated with the accounts of the Company.

        During the quarter ended June 30, 2003, the Company placed in-service its Two Freedom Square development project, in which the Company had a 50% joint venture interest. Two Freedom Square is a 422,930 net rentable square foot office property located in Reston, Virginia, which was 99% leased at June 30, 2003. On August 5, 2003, the Company acquired the remaining outside interests in its One and Two Freedom Square joint ventures. See "Note 17. Subsequent Events."

        The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	June 30, 2003	December 31, 2002
	(in thousands)
ASSETS
Real estate, net	$698,470	$753,931
Other assets	51,288	59,665

Total assets	$749,758	$813,596

LIABILITIES AND MEMBERS' EQUITY
Mortgage and construction loans payable	$513,826	$558,362
Other liabilities	8,632	13,436
Members' equity	227,300	241,798

Total liabilities and members' equity	$749,758	$813,596

Company's share of equity	$91,027	$98,997
Basis differentials (1)	2,877	2,908

Carrying value of the Company's investments in unconsolidated joint ventures	$93,904	$101,905

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

        The combined summarized statements of operations of the joint ventures are as follows:

	For the six months ended June 30, 2002		For the three months ended June 30, 2002
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Total revenue	$50,671	$43,087	$23,591	$22,181
Expenses
Operating	14,851	12,396	7,414	6,323
Interest	16,582	16,126	8,309	8,026
Depreciation and amortization	9,898	7,317	4,729	3,886

Total expenses	41,331	35,839	20,452	18,235

Net income	$9,340	$7,248	$3,139	$3,946

Company's share of net income	$4,011	$3,341	$1,353	$1,659

5. Mortgage Notes Payable

        On April 14, 2003, the Company refinanced the mortgage loan totalling $376.7 million collateralized by its Five Times Square property in New York City. The new financing consisted of (1) approximately $139.7 million of cash borrowed under the Company's revolving line of credit facility, which borrowing was collateralized by the property and subsequently refinanced during May 2003 and (2) a mortgage loan of approximately $237.0 million (which was increased to $376.7 million in May 2003 following the refinancing of the approximately $139.7 million borrowed under the credit facility) which was collateralized by the property and an equivalent amount of the Company's cash deposited in a cash collateral account with the mortgage lender. During the term of the mortgage loan, the balance in the cash collateral account must equal or exceed the outstanding borrowings on the mortgage loan. The mortgage loan bears interest at LIBOR plus 25 basis points and matures on April 1, 2004. The refinancing enabled the Company to preserve transferable benefits of certain mortgage issuance costs. In June 2003, the Company recognized a gain of approximately $4.1 million in connection with the assumption of approximately $301.3 million of the mortgage loan by a third party and the transfer to such third party of such related benefits. Simultaneously with the transfer of such benefits, the Company was released of its obligation to repay approximately $301.3 million of the mortgage loan and approximately $301.3 million in the cash collateral account was paid to the third party for its assumption of those payment obligations. The gain has been reported in the Company's Consolidated Statements of Operations as a Gain on Sales of Real Estate and Other Assets. Because the Company intends to set-off the cash collateral against the loan obligation, and the right of set-off is enforceable at law, the remaining loan and the cash collateral each totalling approximately $75.4 million at June 30, 2003 have been reported on a net basis in the Company's Consolidated Balance Sheet.

        On June 30, 2003, the Company agreed to a modification with its lender on the $62.7 million mortgage loan that is secured by the Reservoir Place property in Waltham, Massachusetts. The mortgage loan, prior to modification, bore interest at a fixed rate of 9.646% per annum and matured in November 2006. However, as the debt was assumed and recorded at fair value in connection with the original acquisition of the property, pursuant to the provisions of EITF 98-1, the effective interest rate for accounting purposes was 6.88% per annum prior to the modification. In connection with the modification, the Company made a principal payment of $9.1 million and incurred an up-front $2.1 million fee. Following the modification, the mortgage loan bears interest at a fixed rate of 7.0% per annum and matures on July 1, 2009. As the modification was not considered substantially different, the fee and remaining unamortized premium will be amortized over the remaining term of the modified mortgage using the effective interest method.

        In connection with the acquisition of the remaining 50% outside interest in Discovery Square in Reston, Virginia on April 1, 2003, the Company assumed the outside partner's share of the mortgage loan secured by the property totaling $32.4 million. Subsequent to the acquisition on April 1, 2003, the Company repaid in full the mortgage loan on the property totaling $64.7 million.

        During the three months ended June 30, 2003, the Company repaid the following mortgage notes payable:

Date Repaid	Property Securing the Debt	Amount Repaid
		(in thousands)
April 1, 2003	Discovery Square	$64,702
April 1, 2003	Shaw's Supermarket	21,539
May 22, 2003	2600 Tower Oaks Boulevard	30,978

		$117,219

6. Unsecured Senior Notes

        On May 22, 2003, the Company completed an unregistered offering of $250.0 million in aggregate principal amount of its 5.0% senior unsecured notes due June 1, 2015. The notes were priced at 99.329% of their face amount to yield 5.075%. The Company used the net proceeds to repay the mortgage loan secured by the property at 2600 Tower Oaks Boulevard in Rockville, Maryland totaling $31.0 million, to repay amounts then outstanding under its unsecured revolving credit facility described below and for other general business purposes. The notes have been reflected net of discount in the Consolidated Balance Sheets.

        The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At June 30, 2003, the Company was in compliance with each of these financial restrictions and requirements.

7. Unsecured Bridge Loan and Unsecured Line of Credit

        During 2002, the Company obtained unsecured bridge financing totaling $1.0 billion (the "Unsecured Bridge Loan") in connection with the acquisition of 399 Park Avenue. The Unsecured Bridge Loan required interest only payments at a variable rate of Eurodollar + 1.45% with a maturity date in September 2003 and was pre-payable at any time prior to its maturity without a prepayment penalty. On January 17, 2003, the Company repaid the remaining balance outstanding under the

Unsecured Bridge Loan totaling approximately $105.7 million and has no ability to borrow additional funds under the Unsecured Bridge Loan.

        On January 17, 2003, the Company extended its $605.0 million unsecured revolving credit facility (the "Unsecured Line of Credit") for a three year term expiring on January 17, 2006 with a provision for a one year extension at the option of the Company, subject to certain conditions. Outstanding balances under the Unsecured Line of Credit bear interest at a variable rate of Eurodollar + 0.70%. In addition, a facility fee equal to 20 basis points per annum is payable on a quarterly basis. The interest rate and facility fee are subject to adjustment in the event of a change in the Operating Partnership's unsecured debt ratings. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a reduced Eurodollar rate. At June 30, 2003, there were no amounts outstanding under the Unsecured Line of Credit.

        The terms of the Unsecured Line of Credit require that the Company maintain a number of customary financial and other covenants on an ongoing basis, including: (1) an unsecured loan-to-value ratio against our total borrowing base not to exceed 60%, unless our leverage ratio exceeds 60%, in which case it is not to exceed 55%, (2) a secured debt leverage ratio not to exceed 55%, (3) a debt service coverage ratio of at least 1.40 for our borrowing base properties, (4) a fixed charge coverage ratio of at least 1.30 and a debt service coverage ratio of at least 1.50, (5) a leverage ratio not to exceed 60%, however for five consecutive quarters (not including the two quarters prior to expiration) the leverage ratio can go to 65%, (6) limitations on additional indebtedness and stockholder distributions, and (7) a minimum net worth requirement. As of June 30, 2003, the Company was in compliance with each of these financial and other covenant requirements.

8. Commitments and Contingencies

General

        The Company has letter of credit and performance obligations of approximately $20.2 million related to certain development and lender requirements.

        The Company has certain indebtedness guarantee obligations with lenders primarily related to rent shortfalls and re-tenanting costs for certain properties. At June 30, 2003, the Company had a guarantee obligation outstanding totaling approximately $1.4 million related to the re-tenanting of a joint venture property.

        The Company's joint venture agreements generally include provisions whereby each partner has the right to initiate a purchase or sale of its interest in the joint ventures. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

        Because the Company is organized as a limited partnership, it is generally not subject to federal income taxes, but is subject to certain state and local taxes. In the normal course of business, certain entities through which the Company owns real estate either have undergone, or are currently undergoing, tax audits. Although the Company believes that it has substantial arguments in favor of its positions in the ongoing audits, in some instances there is no controlling precedent or interpretive guidance on the specific point at issue. Collectively, tax deficiency notices to date from the jurisdictions conducting the ongoing audits have not been material. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material effect on the Company's result of operations.

Insurance

        The Company carries insurance coverage on its properties of types and in amounts that the Company believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the federal Terrorism Risk Insurance Act was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) under property insurance policies. On March 1, 2003 the Company renewed its "all risk" property insurance program which includes coverage for acts of terrorism (as defined by the statute) on an occurrence basis up to its policy limits, which the Company considers commercially reasonable. The Company continues to monitor the state of the insurance market in general, and the scope and cost of coverage for acts of terrorism in particular, but the Company cannot anticipate what coverage will be available on commercially reasonable terms in future policy years.

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

        In January 2002, the Company formed a wholly-owned insurance subsidiary, IXP, Inc. ("IXP"), to act as a captive insurance company and be one of the elements of its overall insurance program. IXP acts as a primary carrier with respect to a portion of the Company's earthquake insurance coverage for our Greater San Francisco properties. Insofar as the Company owns IXP, the Company is responsible for its liquidity and capital resources, and the accounts of IXP are part of the Company's consolidated financial statements. If the Company experiences a loss and IXP is required to pay under its insurance policy, the Company would ultimately record the full amount of the loss. Therefore insurance coverage provided by IXP should not be considered as the equivalent of third party insurance, but rather as a modified form of self-insurance. In the future IXP may provide additional or different coverage, as a reinsurer or a primary insurer, depending on the availability and cost of third party insurance in the marketplace and the level of self insurance that the Company believes is commercially reasonable.

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

9. Redeemable Partnership Units

        As of June 30, 2003, redeemable partnership units consisted of 20,382,990 OP Units and 7,769,489 Preferred Units.

        During the quarter ended June 30, 2003, the Company delivered a redemption notice for all of its Series One Preferred Units. At June 30, 2003, the Company had 2,368,828 Series One Preferred Units outstanding which would convert into 2,105,625 OP Units. The Series One Preferred Units were converted into OP Units on August 12, 2003.

        On May 15, 2003, the Company paid a distribution on 2,372,853 Series One Preferred Units of $0.61625 per unit and paid a distribution on 5,400,661 Series Two Preferred Units of $0.82466 per unit.

        On May 8, 2003, Boston Properties, Inc., as general partner of the Company, declared a distribution on the OP Units in the amount of $0.63 per OP Unit payable on July 30, 2003 to OP Unitholders of record on June 30, 2003.

        Due to the redemption option and the conversion option existing outside the control of the Company, such OP Units and Preferred Units are not included in Partners' Capital and are reflected in the consolidated balance sheets at an amount equivalent to the value of such units had such units been redeemed at June 30, 2003 and December 31, 2002, respectively. Included in preferred distributions in the consolidated statements of operations is accretion of approximately $1.2 million and $1.4 million for the six months ended June 30, 2003 and 2002, respectively, and $0.6 million and $0.7 million for the three months ended June 30, 2003 and 2002, respectively, which represents the accretion of Preferred Units from the value at issuance to the liquidation value.

10. Partners' Capital

        As of June 30, 2003, the Company had 1,266,050 general partner units and 95,762,861 limited partner units outstanding.

11. Discontinued Operations

        Effective January 1, 2002, as required, the Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superceded SFAS No. 121. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lesser of book value or fair value less cost to sell. SFAS No. 144 retains the requirements of SFAS No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The Company sold 875 Third Avenue and the Candler Building during the three months ended March 31, 2003 and has presented these properties as discontinued operations in its statements of operations for the six and three months ended June 30, 2003 and 2002. Additionally, the Company sold Fullerton Square, 7600, 7700 and 7702 Boston Boulevard and 2391 West Winton Avenue during the year ended December 31, 2002, the Company has presented these properties as discontinued operations in its statements of operations for the six and three months ended June 30, 2002. The Company has not included certain properties, which were sold during 2002 and 2003, in its presentation of discontinued operations as the Company continues to provide, for a fee, ongoing property management services. The following table summarizes income from discontinued and the related realized gains on sales of real estate for the six and three months ended June 30, 2003 and 2002:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Total revenue	$4,316	$25,113	$—	$12,516
Operating expenses	(1,538)	(8,411)	—	(4,166)
Interest expense	(296)	(5,933)	—	(2,961)
Depreciation and amortization	(127)	(3,040)	—	(1,460)

Income from discontinued operations	$2,355	$7,729	$—	$3,929

Realized gains on sales of real estate	$91,942	$7,146	$—	$—

12. Earnings Per Common Unit

        Earnings per common unit has been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both the net income and the number of common units used in the computation of basic earnings per common unit, which utilizes the weighted average number of common units outstanding without regard to the dilutive potential common units, and diluted earnings per common unit, which utilizes all potentially dilutive units, as applicable.

	For the Three Months Ended June 30, 2003 (in thousands, except for per unit amounts)
	Income (Numerator)	Units (Denominator)	Per Unit Amount
Basic Earnings:
Income available to common unitholders before discontinued operations	$76,967	116,931	$0.66
Discontinued operations	—	—	—

Net income available to common unitholders	76,967	116,931	0.66
Effect of Dilutive Securities:
Stock Options	—	1,682	(0.01)

Diluted Earnings:
Net income	$76,967	118,613	$0.65

	For the Three Months Ended June 30, 2002 (in thousands, except for per unit amounts)
	Income (Numerator)	Units (Denominator)	Per Unit Amount
Basic Earnings:
Income available to common unitholders before discontinued operations	$63,276	111,923	$0.56
Discontinued operations	3,929	—	0.04

Net income available to common unitholders	67,205	111,923	0.60
Effect of Dilutive Securities:
Stock Options	—	1,659	(.01)

Diluted Earnings:
Net income	$67,205	113,582	$0.59

	For the Six Months Ended June 30, 2003 (in thousands, except for per unit amounts)
	Income (Numerator)	Units (Denominator)	Per Unit Amount
Basic Earnings:
Income available to common unitholders before discontinued operations	$210,689	116,571	$1.81
Discontinued operations	94,297	—	0.81

Net income available to common unitholders	304,986	116,571	2.62
Effect of Dilutive Securities:
Stock Options	—	1,320	(.03)

Diluted Earnings:
Net income	$304,986	117,891	$2.59

	For the Six Months Ended June 30, 2002 (in thousands, except for per unit amounts)
	Income (Numerator)	Units (Denominator)	Per Unit Amount
Basic Earnings:
Income available to common shareholders before discontinued operations	$120,177	111,599	$1.08
Discontinued operations	14,875	—	0.13

Net income available to common unitholders	135,052	111,599	1.21
Effect of Dilutive Securities:
Stock Options and other	185	1,751	(.02)

Diluted Earnings:
Net income	$135,237	113,350	$1.19

13. Segment Information

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

        Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services, general and administrative expenses, interest expense, depreciation and amortization expense, net derivative losses, losses from early extinguishment of debt and losses from investments in securities are not included in rental revenue less operating expenses as the internal reporting addresses these items on a corporate level.

        Rental revenue less operating expenses is not a measure of operating results or cash flows from operating activities as measured by accounting principles generally accepted in the United States of America, and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate rental revenue less operating expenses in the same manner. During 2003, the revenue and expenses of the hotel properties have been included in the operations of the Company. During 2002, the operations of the hotel properties were reflected as a net lease payment in rental revenue and real estate tax expense in property operating expenses.

        Information by geographic area and property type:

        Three months ended June 30, 2003 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey/ Pennsylvania	Total
Rental Revenue:
Class A	$69,490	$46,689	$107,779	$51,755	$17,686	$293,399
Office/Technical	2,176	3,442	—	418	—	6,036
Industrial	277	—	—	159	194	630
Hotels	17,213	—	—	—	—	17,213

Total	89,156	50,131	107,779	52,332	17,880	317,278

% of Total	28.10%	15.80%	33.97%	16.49%	5.64%	100.00%
Operating Expenses:
Class A	24,013	12,477	31,777	19,541	6,424	94,232
Office/Technical	539	699	—	75	—	1,313
Industrial	94	—	—	15	35	144
Hotels	12,258	—	—	—	—	12,258

Total	36,904	13,176	31,777	19,631	6,459	107,947

% of Total	34.19%	12.21%	29.43%	18.19%	5.98%	100.00%

Rental revenue less operating expenses	$52,252	$36,955	$76,002	$32,701	$11,421	$209,331

% of Total	24.96%	17.65%	36.31%	15.62%	5.46%	100.00%

        Three months ended June 30, 2002 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey/ Pennsylvania	Total
Rental Revenue:
Class A	$66,652	$55,254	$72,172	$53,533	$16,369	$263,980
Office/Technical	2,038	3,795	—	463	—	6,296
Industrial	292	—	—	403	191	886
Hotels	8,141	—	—	—	—	8,141

Total	77,123	59,049	72,172	54,399	16,560	279,303

% of Total	27.61%	21.14%	25.84%	19.48%	5.93%	100.00%
Operating Expenses:
Class A	23,128	14,961	22,676	18,009	6,517	85,291
Office/Technical	424	703	—	101	—	1,228
Industrial	87	—	—	63	36	186
Hotels	1,819	—	—	—	—	1,819

Total	25,458	15,664	22,676	18,173	6,553	88,524

% of Total	28.76%	17.69%	25.62%	20.53%	7.40%	100.00%

Rental revenue less operating expenses	$51,665	$43,385	$49,496	$36,226	$10,007	$190,779

% of Total	27.08%	22.74%	25.94%	18.99%	5.25%	100.00%

        The following is a reconciliation of rental revenue less operating expenses to income before minority interests in property partnerships, income from unconsolidated joint ventures, gains on sales of real estate and other assets, discontinued operations and preferred distributions:

	Three Months Ended June 30,
	2003	2002
	(in thousands)
Rental revenue less operating expenses	$209,331	$190,779
Add:
Development and management services	5,429	1,710
Interest and other	663	2,310
Less:
General and administrative	(11,028)	(13,564)
Interest expense	(75,447)	(64,366)
Depreciation and amortization	(50,442)	(42,236)
Net Derivative losses	(991)	(4,826)

Income before minority interests in property partnerships, income from unconsolidated joint ventures, gains on sales of real estate and other assets, discontinued operations and preferred distributions	$77,515	$69,807

        Six months ended June 30, 2003 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey/ Pennsylvania	Total
Rental Revenue:
Class A	$140,083	$94,442	$213,351	$104,706	$35,281	$587,863
Office/Technical	4,433	7,127	—	859	—	12,419
Industrial	516	—	—	308	388	1,212
Hotels	30,459	—	—	—	—	30,459

Total	175,491	101,569	213,351	105,873	35,669	631,953

% of Total	27.77%	16.07%	33.77%	16.75%	5.64%	100.00%
Operating Expenses:
Class A	50,204	26,404	62,645	38,785	13,223	191,261
Office/Technical	1,081	1,921	—	205	—	3,207
Industrial	217	—	—	34	72	323
Hotels	23,429	—	—	—	—	23,429

Total	74,931	28,325	62,645	39,024	13,295	218,220

% of Total	34.34%	12.98%	28.71%	17.88%	6.09%	100.00%

Rental revenue less operating expenses	$100,560	$73,244	$150,706	$66,849	$22,374	$413,733

% of Total	24.31%	17.70%	36.42%	16.16%	5.41%	100.00%

        Six months ended June 30, 2002 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey/ Pennsylvania	Total
Rental Revenue:
Class A	$128,530	$109,815	$135,388	$108,757	$33,440	$515,930
Office/Technical	4,181	7,127	—	953	—	12,261
Industrial	525	—	—	759	379	1,663
Hotels	12,538	—	—	—	—	12,538

Total	145,774	116,942	135,388	110,469	33,819	542,392

% of Total	26.88%	21.56%	24.95%	20.37%	6.24%	100.00%
Operating Expenses:
Class A	46,879	29,522	42,802	36,927	12,754	168,884
Office/Technical	836	1,364	—	189	—	2,389
Industrial	170	—	—	120	73	363
Hotels	3,186	—	—	—	—	3,186

Total	51,071	30,886	42,802	37,236	12,827	174,822

% of Total	29.21%	17.67%	24.48%	21.30%	7.34%	100.00%

Rental revenue less operating expenses	$94,703	$86,056	$92,586	$73,233	$20,992	$367,570

% of Total	25.77%	23.41%	25.19%	19.92%	5.71%	100.00%

        The following is a reconciliation of rental revenue less operating expenses to income before minority interests in property partnerships, income from unconsolidated joint ventures, gains on sales of real estate and other assets, discontinued operations and preferred distributions:

	Six Months Ended June 30,
	2003	2002
	(in thousands)
Rental revenue less operating expenses	$413,733	$367,570
Add:
Development and management services	10,019	5,408
Interest and other	1,078	3,582
Less:
General and administrative	(22,427)	(24,633)
Interest expense	(149,092)	(125,181)
Depreciation and amortization	(100,066)	(83,686)
Net Derivative losses	(1,923)	(5,129)
Loss from early extinguishment of debt	(1,474)	—
Loss on investments in securities	—	(4,297)

Income before minority interests in property partnerships, income from unconsolidated joint ventures, gains on sales of real estate and other assets, discontinued operations and preferred distributions	$149,848	$133,634

14. Pro Forma Financial Information

        The accompanying unaudited pro forma information for the six months ended June 30, 2003 and 2002 is presented as if the acquisition of 399 Park Avenue on September 25, 2002 and the dispositions of Fullerton Square on March 4, 2002, 7600, 7700, and 7702 Boston Boulevard on March 4, 2002, One and Two Independence Square on November 22, 2002, 2391 West Winton on December 2, 2002, the Candler Building on January 28, 2003, 875 Third Avenue on February 4, 2003 and 2300 N Street on March 18, 2003 had occurred prior to January 1, 2002. This pro forma information is based upon the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto.

        This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

	Six Months Ended June 30,
Pro Forma
	2003	2002
	(in thousands, except for per unit amounts)
Total revenue	$640,114	$588,911
Net income available to common unitholders	$146,589	$134,425
Basic earnings per unit:
Net income available to common unitholders	$1.26	$1.20
Weighted average number of common units outstanding	116,571	111,599
Diluted earnings per unit:
Net income available to common unitholders	$1.24	$1.19
Weighted average number of common and common equivalent units outstanding	117,891	113,350

15. Related Party Transactions

        In April 2003, Mr. Zuckerman, Chairman of the Board of Directors of Boston Properties, Inc., acquired from a third-party investor an office building located at 2400 N Street, N.W. in Washington D.C., in which a company affiliated with Mr. Zuckerman leases 100% of the building. This sales transaction was approved in advance by the independent members of Boston Properties, Inc.'s Board of Directors. The Company has managed this property under a third-party management contract for many years. The Company entered into a contract with Mr. Zuckerman to continue to manage this property on terms comparable with other third-party property management agreements that the Company currently has in place.

16. Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard was effective beginning January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company's results of operations, financial position or liquidity.

        In April 2002, the FASB issued SFAS No. 145, which updates, clarifies, and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. The statement rescinds SFAS No. 4 and SFAS No. 64, which required net gains or losses from the extinguishment of debt to be classified as an extraordinary item in the income statement. The Company anticipates that these gains and losses will no longer be classified as extraordinary as they are not unusual and infrequent in nature. During the six months ended June 30, 2003, the Company recorded a loss from continuing operations of approximately $1.5 million relating to the pre-payment of a loan. The changes required by SFAS No. 145 are not expected to have a material impact on the Company's financial position or liquidity.

        SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued in July 2002 and became effective for us on January 1, 2003. This statement requires a cost associated with an exit or disposal activity, such as the sale or termination of a line of business, the closure of business activities in a particular location, or a change in management structure, to be recorded as a liability at fair value when it becomes probable the cost will be incurred and no future economic benefit will be gained by the company for such termination costs, and costs to consolidate facilities or relocate employees. SFAS No. 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," which in some cases required certain costs to be recognized before a liability was actually incurred. The adoption of this standard did not have a material impact on the Company's results of operations, financial position, or liquidity.

        On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on the Company's financial position or results of operations or cash flows.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of this statement.

        In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. The adoption of FIN 45 did not have a material impact on the Company's results of operations, financial position, or liquidity.

        In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. Certain provisions of this interpretation became effective upon issuance. The Company is currently evaluating and assessing the impact of this interpretation.

17. Subsequent Events

        On August 5, 2003, the Company acquired the remaining outside interests in its One Freedom Square and Two Freedom Square joint ventures for cash of $36.0 million and the assumption of the outside partner's share of mortgage debt on the properties of approximately $56.4 million and $35.4 million, respectively. Subsequent to the acquisition, the Company repaid in full the mortgage debt on the Two Freedom Square property totaling approximately $70.7 million.

        On August 12, 2003, the Company completed the redemption of all of its Series One Preferred Units. The Company converted 2,368,828 Series One Preferred Units into 2,105,625 OP Units.

ITEM 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on management's beliefs and assumptions made by, and information currently available to, management. When used, the words "anticipate," "believe," expect," "intend," "may," "might," "plan," "estimate," "project," "should," "will," "result" and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

        Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

  •
  General risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases on favorable terms, dependence on tenants' financial condition, and competition from other developers, owners and operators of real estate)

  •
  Financing may not be available on favorable terms or at all, and our cash flow from operations and access to attractive capital may be insufficient to fund acquisitions and developments

  •
  We may be unsuccessful in managing changes in our portfolio composition or integrating acquisitions successfully

  •
  Risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities)

  •
  Risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets

  •
  Risks associated with an increase in the frequency and scope of changes in state and local tax laws and increases in the number of local tax audits

  •
  Costs of compliance with the Americans with Disabilities Act and other similar laws

  •
  Potential liability for uninsured losses and environmental contamination

  •
  Risks associated with our general partner's potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended

  •
  Possible adverse changes in tax and environmental laws

  •
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

        We discussed a number of significant trends and specific factors affecting the real estate industry in general and our business in particular in "Management's Discussion and Analysis of Financial Condition and Results of Operations," Items 1 and 2 of our Form 10 under the heading "General." Those trends and factors continue to be relevant to our performance and financial condition.

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. From time to time, we evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of accounting policies which we consider critical in that they may require complex judgment in their application or require estimates about matters which are inherently uncertain.

Real Estate

        Upon acquisitions of real estate, we assess the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, acquired above and below market leases, other identified intangible assets, and the origination cost of acquired in-place leases in accordance with SFAS No. 141) and acquired liabilities, and allocate purchase price based on these assessments, including land at appraised value and buildings at replacement cost. We assess fair value based on estimated cash flow projections that utilize discount and capitalization rates deemed appropriate by management and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions that may affect the property. Our properties are reviewed for impairment if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. If we incorrectly estimate the values at acquisition or the undiscounted cash flows, initial allocations of purchase price and future impairment charges may be different.

        Real estate is stated at depreciated cost. The cost of buildings and improvements includes the purchase price of property, legal fees and acquisition costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, internal wages, property taxes, insurance, and other project costs incurred during the period of development.

        We periodically review our properties to determine if our carrying amounts will be recovered from future operating cash flows. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Because cash flows on properties considered to be "long-lived assets to be held and used" as defined by SFAS No. 144 are considered on an undiscounted basis to determine whether an asset has been impaired, our established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale or disposal date, an impairment loss may be recognized. If we determine that impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date.

        A variety of costs are incurred in the acquisition, development and leasing of our properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgement. Our capitalization policy on our development properties is guided by SFAS No. 34 "Capitalization of Interest Cost" and SFAS No. 67 "Accounting for Costs and the Initial Rental Operations of Real Estate Properties." We cease capitalization when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity.

Investments in Unconsolidated Joint Ventures

        We account for our investments in joint ventures under the equity method of accounting as we exercise significant influence, but do not control these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over 40 years. Under the equity method of accounting, the net equity investment is reflected on our consolidated balance sheets, and our share of net income or loss from the joint ventures is included on our consolidated statements of operations. The joint venture agreements may designate different percentage allocations among the investors for profits and losses; however our recognition of joint venture income or loss generally follows the joint ventures' distribution priorities, which may change upon the achievement of certain investment return thresholds.

        We serve as the development manager for the joint ventures currently under development. The profit on development fees received from joint ventures is recognized to the extent attributable to the outside interests in the joint ventures, in addition to internal costs.

Revenue Recognition

        Base rental revenue is reported on a straight-line basis over the terms of our respective leases. In accordance with SFAS No. 141, we recognize rental revenue of acquired in-place "above-" and "below-" market leases at their fair value over the terms of the respective leases. Accrued rental income represents rental income recognized in excess of rent payments actually received pursuant to the terms of the individual lease agreements. We maintain an allowance against accrued rental income for future potential tenant credit losses. The credit assessment is based on the estimated accrued rental income that is recoverable over the term of the lease. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants' payment history and current credit status, as well as certain industry or geographic specific credit considerations. If our estimates of collectibility differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases was approximately 7.1 years as of June 30, 2003. The credit risk is mitigated by the high quality of our existing tenant base, review of prospective tenant's risk profile prior to lease execution and continual monitoring of our portfolio to identify potential problem tenants.

        Recoveries from tenants consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs are recognized as revenue in the period the expenses are incurred. Tenant reimbursements are recognized and presented in accordance with EITF Issue 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" ("Issue 99-19"). Issue 99-19 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier, and have credit risk.

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

Depreciation

        We compute depreciation and amortization on our properties using the straight-line method based on estimated useful asset lives. In accordance with SFAS No. 141, we allocate the acquisition cost of real estate to land, building, tenant improvements, acquired "above-" and "below-" market leases and the origination cost of acquired in-place leases based on an assessment of their fair value and depreciate or amortize these assets over their useful lives.

Fair Value of Financial Instruments

        On a quarterly basis, we calculate the fair value of our mortgage debt notes payable and unsecured senior notes. We discount the spread between the future contractual interest payments and future interest payments on our mortgage debt and unsecured notes based on a current market rate. In determining the current market rate, we add a market spread to the quoted yields on federal government treasury securities with similar maturity dates to our own debt. In addition, we are also required to adjust the carrying values of our derivative contracts on a quarterly basis to their fair values. Because our valuations of our financial instruments are based on these types of estimates, the fair value of our financial instruments may change if our estimates do not prove to be accurate.

Overview

        Our highlights of the three months ended June 30, 2003 included the following:

  •
  On May 22, 2003, we completed an offering of $250.0 million aggregate principal amount of our 5.0% senior unsecured notes due June 1, 2015. The notes were priced at 99.329% of their face amount to yield 5.075%.

  •
  We used the net proceeds from our March 18, 2003 offering of $300.0 million of senior unsecured notes and our May 22, 2003 $250.0 million offering to:

    •
    refinance and pay down our mortgage loan secured by the Five Times Square property in New York City from $376.7 million to $75.4 million;

      •
      repay the Shaw's Supermarket mortgage loan totaling $21.5 million secured by the property at the Prudential Center in Boston, Massachusetts;

      •
      repay the mortgage loan totaling $31.0 million secured by the property at 2600 Tower Oaks Boulevard in Rockville Maryland; and

      •
      acquire the remaining 50% outside interest in One and Two Discovery Square for cash of $18.3 million and the assumption of the outside partner's share of mortgage debt on the property of $32.4 million. We repaid in full the mortgage debt on the property totaling $64.7 million.

  •
  We modified a $62.7 million mortgage loan bearing interest at a fixed rate of 9.646% per annum, which is secured by the Reservoir Place property in Waltham, Massachusetts. In connection with the modification, we made a $9.1 million principal pay-down. The modified mortgage loan totaling $53.6 million bears interest at a fixed rate of 7.0% per annum and matures on July 1, 2009.

  •
  We recognized a gain on sale of $4.1 million related to the transfer of mortgage benefits.

  •
  We placed-in-service our Shaw's Supermarket and our 50% owned Two Freedom Square development projects, consisting of 57,235 and 422,930 net rentable square feet, respectively. Shaw's Supermarket is located in Boston, Massachusetts and Two Freedom Square is located in Reston, VA. As of June 30, 2003, Shaw's was 100% leased and Two Freedom Square was 99% leased.

  •
  On May 8, 2003, Boston Properties, Inc.'s Board of Directors declared a second quarter dividend in the amount of $0.63 per share of Common Stock payable on July 30, 2003 to shareholders of record on June 30, 2003. This represents approximately a 3.3% increase over last quarter's dividend of $0.61 per share.

  •
  We completed our public registration with the Securities and Exchange Commission related to the issuance of our unsecured senior notes.

  •
  We closed the exchange offer relating to our 6.25% senior unsecured notes due January 15, 2013 on June 20, 2003.

  •
  We delivered a redemption notice for all of our Series One Preferred Units. The Series One Preferred Units were converted into OP Units on August 12, 2003.

        In addition, in July 2003, we implemented the following corporate governance improvements to address certain current and proposed legal requirements promulgated under the Sarbanes-Oxley Act of 2002:

  •
  The Board of Directors of Boston Properties, Inc. determined that Alan J. Patricof, the Chairman of its Audit Committee, qualifies as an "audit committee financial expert" as such term is defined under Item 401 of Regulation S-K.

  •
  The Audit Committee of Boston Properties, Inc., which is comprised of Alan J. Patricof (Chairman), Lawrence S. Bacow and William M. Daley, adopted, and the Board of Directors ratified, its Audit and Non-Audit Services Pre-Approval Policy, which sets forth the procedures and the conditions pursuant to which permissible services proposed to be performed by our independent public accountants may be pre-approved.

Results of Operations

        At June 30, 2003, we owned 139 properties (the "Total Property Portfolio"). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. We do not believe that our period-to-period financial data are comparable. Therefore, the comparison of operating results for the three and six months ended June 30, 2003 and 2002 show separately changes attributable to the properties that were owned by us throughout each period compared (the "Same Property Portfolio") and the changes attributable to the Total Property Portfolio.

        Commencing during the third quarter of 2002, we began reporting on a consolidated basis the gross operating revenues and expenses associated with our ownership of the hotels through our taxable REIT subsidiary, whereas in the past, we only reported net lease payments and real estate taxes. The reporting of the hotel operations for the three month period ended June 30, 2003 is not directly comparable to the same period in 2002 and therefore the hotel operating expenses have been netted against hotel revenues for the three month period ended June 30, 2003 (otherwise entitled "Hotel Net Operating Income") to provide a basis of comparison to prior periods.

        Comparison of the six months ended June 30, 2003 to the six months ended June 30, 2002.

        The table below reflects selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 122 properties totaling approximately 25.9 million square feet of office space and three hotel properties acquired or placed in service on or prior to January 1, 2002 and owned through June 30, 2003. The Total Property Portfolio includes the effect of the joint venture properties and other office properties either placed in service or acquired after January 1, 2002 or disposed of on or prior to June 30, 2003. Our net property operating margins, defined as (1) rental revenue less operating expenses divided by (2) rental revenue, as a percentage of rental revenue, exclusive of the three hotel properties have ranged between 67% to 70%.

	Same Property Portfolio				Total Portfolio
	2003	2002	Increase/ (Decrease)	% Change	2003	2002	Increase/ (Decrease)	% Change
Revenue:
Rental Revenue	$463,756	$457,963	$5,793	1.26%	$598,314	$528,309	$70,005	13.25%
Termination Income	3,180	1,738	1,442	82.97%	3,180	1,738	1,442	82.97%
Development and Management Services	—	—	—	—	10,019	5,408	4,611	85.26%
Interest and Other	—	—	—	—	1,078	3,582	(2,504)	-69.91%

Total Revenue	466,936	459,701	7,235	1.58%	612,591	539,037	73,554	13.65%

Operating Expenses	162,648	157,271	5,377	3.42%	194,791	171,636	23,155	13.49%

Net Operating Income	304,288	302,430	1,858	0.61%	417,800	367,401	50,399	13.72%

Hotel operating revenues less operating expenses	7,030	9,159	(2,129)	-23.24%	7,030	9,159	(2,129)	-23.24%

Expenses:
General and Administrative	—	—	—	—	22,427	24,633	(2,206)	-8.96%
Interest	—	—	—	—	149,092	125,181	23,911	19.10%
Depreciation and Amortization	72,651	69,458	3,193	4.60%	100,066	83,686	16, 380	19.57%
Net derivative losses	—	—	—	—	1,923	5,129	(3,206)	-62.51%
Loss from early extinguishment of debt	—	—	—	—	1,474	—	1,474	100%
Loss of investment in securities	—	—	—	—	—	4,297	(4,297)	-100%

Total Expenses	72,651	69,458	3,193	4.60%	274,982	242,926	32,056	13.20%

Income before minority interests	$238,667	$242,131	$(3,464)	-1.43%	$149,848	$133,634	$16,214	12.13%

Income from unconsolidated joint ventures	$3,351	$2,607	$744	28.54%	$4,011	$3,341	$670	20.05%

Gains on sales of real estate	—	—	—	—	$68,990	$—	$68,990	100%

Income from discontinued operations	—	—	—	—	$2,355	$7,729	$(5,374)	-69.53%

Gains on sales of real estate from discontinued operations	—	—	—	—	$91,942	$7,146	$84,796	1,186.62%

Preferred distributions	—	—	—	—	$12,802	$17,981	$(5,179)	-28.80%

Rental Revenue

        The increase in rental revenue of $70.0 million in the Total Portfolio primarily relates to new leases signed and in place in connection with the acquisition of 399 Park Avenue in the third quarter of 2002, the commencement of occupancy and continued lease-up at 111 Huntington Avenue in the fourth quarter of 2001, the placing into service of Five Times Square in the first quarter of 2002, and the purchase of One and Two Discovery Square as of April 1, 2003. These additions to the portfolio increased revenue by approximately $81 million, offset by a decrease of $21 million due to the sale of One and Two Independence Square and 2300 N Street during 2002 and 2003 that have not been classified as discontinued operations due to our continuing involvement in the management of the properties. These increases are offset by decreases in occupancy rates from 95.3% at June 30, 2002 to 92.8% at June 30, 2003, decreased rent on rollovers and new leases.

Termination Income

        The increase in termination income for the six months ended June 30, 2003 was primarily related to ten tenants across the portfolio that terminated their leases and made termination payments totaling approximately $3.2 million. This compared to termination income earned during the six months ended June 30, 2002 totaling $1.7 million.

Development and Management Services

        The increase in development and management services income of $4.6 million primarily resulted from the recognition of fees in the current year on certain third party development projects as well as management fees related to certain of our other joint ventures which were placed into service in 2002. Development fees increased by $1.8 million on the 90 Church Street project in New York City related to the damages resulting from the events of September 11, 2001, as well as an increase in development fees in Washington DC on the National Institute of Health for $1 million. The remaining increases relate to new management deals as well as an overall increase in the development activity for the six months ended June 30, 2003.

Interest and Other Income

        The decrease in interest and other income in the Total Portfolio is a result of less interest earned due to lower interest rates on cash balances during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The cash balance at June 30, 2003 totaling $158.6 million is attributed to the proceeds received on May 22, 2003 from our $250 million offering of unsecured senior notes.

Operating Expenses

        Property operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Same Property Portfolio increased during the six months ended June 30, 2003 primarily due to increases in real estate taxes of $3.6 million, or 6.29%, and increases in insurance of $1.2 million, or 23%. The increases in real estate taxes are due to higher property tax assessments and rate increases. Increases in insurance in the Same Property Portfolio and Total Portfolio are related to increases in rates on existing coverage and the purchase of a separate stand-alone terrorism insurance policy. Small increases in the other property operating expenses account for the remaining difference. Additional increases in property operating expenses in the Total Property Portfolio were primarily due to the additions of the Five Times Square, 399 Park Avenue, One and Two Discovery Square, 111 Huntington Avenue properties and other properties that we acquired or placed in service after January 1, 2002. The office leases include reimbursements from tenants for a portion of these operating expenses. The increases were offset by a decrease of $4.7 million related to

One and Two Independence and 2300 N Street which were sold during 2002 and 2003 that have not been classified as discontinued operations due to our continuing involvement in the management of the properties.

Hotel Net Operating Income

        Net operating income for the hotel properties decreased by $2.1 million or approximately 23.24% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Average occupancy and Revenue per Available Room ("REVPAR") for the hotel properties were 74.0% and $119.46, respectively, for the six months ended June 30, 2003 compared to 78.9% and $138.37, respectively, for the six months ended June 30, 2002. These decreases are due to the general continued downturn in the economy and the resulting effect on business travel and the tourism industry.

Other Expenses

        General and administrative expenses in the Total Portfolio decreased during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 by $2.2 million or 8.96%. A decrease of $2.8 million is related to the write-off of unrecoverable leasing commissions related to our termination of the lease with Arthur Andersen for 620,947 square feet at the Times Square Tower during the second quarter of 2002. In addition, an increase of $0.8 million is attributed to changes in the form of equity-based compensation, as further described below.

        In 2003, Boston Properties, Inc. transitioned to using solely restricted stock and/or long term incentive plan units of limited partnership ("LTIP units"), as opposed to stock options and restricted stock, awarded under the 1997 Stock Incentive Plan, as amended and restated on January 24, 2000, as our primary vehicle for employee equity compensation. Employees vest in restricted stock and LTIP units over a five-year term. Restricted stock and LTIP units are measured at fair value on the date of grant based on the number of shares or units granted and the price of Boston Properties, Inc.'s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. To the extent restricted stock or LTIP units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to "Stock-based compensation." Stock-based compensation expense associated with restricted stock was $1.3 million during the six months ended June 30, 2003. Stock-based compensation associated with $6.1 million of restricted stock which was granted in January 2003 will be incurred as such restricted stock vests ratably over the five-year vesting period.

        Interest expense for the Total Portfolio increased as a result of having a higher average outstanding debt balance as compared to the prior period, replacement of variable rate debt with higher rate fixed debt and a decrease in the amount of capitalized interest. This was primarily due to placing into service and cessation of interest capitalization on Five Times Square, 111 Huntington Avenue, Two Freedom Square, Shaw's Supermarket and 611 Gateway and the issuance of $1.5 billion of fixed rate unsecured senior notes. Our total debt outstanding at June 30, 2003 was approximately $4.8 billion, compared to $4.4 billion at June 30, 2002. In addition, our weighted-average interest rates increased slightly from the previous period from 6.48% at June 30, 2002 to 6.50% at June 30, 2003. As a result of replacing variable rate debt with fixed rate debt, our weighted-average interest rates and interest expense on a quarter to quarter basis will increase in future periods.

        Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the six months ended June 30, 2003 and 2002 was $2.5 million. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the six months ended June 30, 2003 and 2002 was $9.1 million and $13.1 million, respectively. These costs are not included in the interest expense referenced above.

        Depreciation and amortization expense for the Total Portfolio increased as a result of the additions of the Five Times Square, 111 Huntington Avenue, 399 Park Avenue and One and Two Discovery Square, and other properties which we acquired or placed in service after January 1, 2002. The increases were offset by decreases related to properties that were sold during 2002 and 2003 that were not classified as discontinued operations.

        Net derivative losses for the Total Portfolio represent the mark-to-market of our derivative contracts and payments that were not effective for accounting purposes. During the six months ended June 30, 2003, we paid interest in the amount of $3.8 million related to the difference between actual interest rates and our contracted rate. This was offset by an increase in the fair value of our contracts. The fair value of our derivative contracts is included on our balance sheet at June 30, 2003.

Joint Ventures

        The increase in income from unconsolidated joint ventures in the total portfolio is related to developments placed in service for the portfolio through June 30, 2003. One and Two Discovery Square were placed in service during the first and second quarter of 2002, and on April 1, 2003, Two Freedom Square was placed in service. These additions to in service properties increased the income from unconsolidated joint ventures for the six months ended June 30, 2003 as compared to June 30, 2002.

Other

        Gains on sales of real estate for the six months ended June 30, 2003 related to the sale of 2300 N Street which was not included in discontinued operations, as we have continuing involvement through a third party property management agreement. In the second quarter, there was a transfer of mortgage benefits, as described in Note 5 to the Consolidated Financial Statements, that resulted in a gain of $4.1 million.

        The decrease in income from discontinued operations for the six months ended June 30, 2003 was a result of the discontinued properties being sold during the first quarter of 2003, and therefore, we did not recognize a full quarter of revenues and expenses for the first or second quarter of 2003, compared to 2002. In addition, income from discontinued operations for the six months ended June 30, 2002 included two properties sold during 2002.

        Gains on sales of real estate from discontinued operations for the six months ended June 30, 2003 primarily related to the gain recognized on the sale of 875 Third Avenue.

        The decrease in our preferred distributions of $5.2 million for the six months ended June 30, 2003 was a result of the conversion of 2.8 million of our preferred units into common units during July 2002.

Comparison of the three months ended June 30, 2003 to the three months ended June 30, 2002.

        The table below reflects selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 125 properties totaling approximately 27.3 million square feet of office space and three hotel properties acquired or placed in service on or prior to January 1, 2002 and owned through June 30, 2003. The Total Property Portfolio includes the effect of the joint venture properties and other office properties either placed in service or acquired after January 1, 2002 or disposed of on or prior to June 30, 2003. Our net property operating margins, defined as (1) rental revenue less operating expenses divided by (2) rental revenue, exclusive of the three hotel properties, have ranged between 67% and 70% from June 30, 2002 through June 30, 2003.

		Same Property Portfolio				Total Portfolio
	2003	2002	Increase/ (Decrease)	% Change	2003	2002	Increase/ (Decrease)	% Change
Revenue:
Rental Revenue	$248,079	$246,120	$1,959	0.80%	$298,646	$270,053	$28,593	10.59%
Termination Income	1,419	1,227	192	15.65%	1,419	1,227	192	15.65%
Development and Management Services					5,429	1,710	3,719	217.49%
Interest and Other					663	2,310	(1,647)	-71.30%

Total Revenue	249,498	247,347	2,151	0.87%	306,157	275,300	30,857	11.21%

Operating Expenses	82,788	81,175	1,613	1.99%	95,689	86,705	8,984	10.36%

Net Operating Income	166,710	166,172	538	0.32%	210,468	188,595	21,873	11.6%

Hotel operating revenues less operating expenses	4,955	6,204	(1,249)	-20.13%	4,955	6,204	(1,249)	-20.13%

Expenses:
General and Administrative	—	—	—	—	11,028	13,564	(2,536)	-18.70%
Interest	—	—	—	—	75,447	64,366	11,081	17.22%
Depreciation and Amortization	39,559	37,258	2,301	6.18%	50,442	42,236	8,206	19.43%
Net derivative losses	—	—	—	—	991	4,826	(3,835)	-79.47%
Loss from early extinguishment of debt	—	—	—	—	—	—	—	—
Loss of investment in securities	—	—	—	—	—	—	—	—

Total Expenses	39,559	37,258	2,301	6.18%	137,908	124,992	12,916	10.33%

Income before minority interests	132,106	$135,118	$(3,012)	-2.22%	$77,515	$69,807	$7,708	11.04%

Income from unconsolidated joint ventures	$1,353	$1,208	$145	12.00%	$1,353	$1,659	$(306)	-18.44%

Gains on sales of real estate					$4,296	$—	$4,296	100%

Income from discontinued operations					$—	$3,929	$(3,929)	-100%

Preferred distributions					$6,442	$8,902	$(2,460)	-27.63%

Rental Revenue

        The increase in rental revenue of $28.6 million in the Total Portfolio primarily relates to new leases signed and in place in connection the acquisition of 399 Park Avenue in the third quarter of 2002, the commencement of occupancy and continued lease-up at 111 Huntington Avenue in the fourth quarter of 2001, the placing into service of Five Times Square in the first quarter of 2002 and the purchase of One and Two Discovery Square as of April 1, 2003. These additions to the portfolio increased revenue by approximately $38 million, offset by a decrease of $12 million due to the sale of One and Two Independence Square and 2300 N Street during 2002 and 2003 that have not been classified as discontinued operations due to our continuing involvement in the management of the properties. These increases are offset by decreases in occupancy rates from 95.3% at June 30, 2002 to 92.8% at June 30, 2003, decreased rent on rollovers and new leases.

Termination Income

        The increase in termination income for the three months ended June 30, 2003 was primarily related to five tenants across the portfolio that terminated their leases and made termination payments totaling approximately $1.4 million. This compared to termination income earned during the three months ended June 30, 2002 totaling $1.2 million.

Development and Management Services

        The increase in development and management services income of $3.7 million primarily resulted from the recognition of fees in the current year on third party development projects as well as fees related to certain of our other joint ventures which were placed into service in 2002. Development fees increased by $1.8 million on the 90 Church Street project in New York City related to the damages resulting from the events of September 11, 2001. The remaining increases relate to new management deals as well as an overall increase in the development activity for the three months ended June 30, 2003.

Interest and Other Income

        The decrease in interest and other income in the Total Portfolio is a result of less interest earned due to lower interest rates on cash balances during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The cash balance at June 30, 2003 totaling $158.6 million is attributed to proceeds received on May 22, 2003 from our $250 million offering of unsecured senior notes.

Operating Expenses

        Property operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Same Property Portfolio increased during the three months ended June 30, 2003 primarily due to increases in real estate taxes of $2.4 million, or 8%, and increases in insurance of $0.8 million, or 38%. The increase in real estate taxes are due to higher property tax assessments and rate increases. Small increases in the other property operating expenses account for the remaining difference. Increases in insurance in the Same Property Portfolio and Total Portfolio are related to increases in rates on existing coverage and the purchase of a separate stand-alone terrorism insurance policy. The increase to the Same Property Portfolio was offset by a decrease in operating expenses for the three months ended June 30, 2003, attributed to a decrease in overall occupancy. Increases in Total Portfolio were offset by a decrease of $2.8 million related to One and Two Independence Square and 2300 N Street which were sold during 2002 and 2003 that have not been classified as discontinued operations due to our continuing involvement in the management of the properties. Additional increases in property operating expenses in the Total Property Portfolio were primarily due to the additions of 399 Park Avenue, One and Two Discovery Square, 111 Huntington Avenue properties and other properties that we acquired or placed in service after April 1, 2002. The office leases include reimbursements from tenants for a portion of these operating expenses.

Hotel Net Operating Income

        Net operating income for the hotel properties decreased by $1.2 million or approximately 20.13% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Average occupancy and Revenue per Available Room ("REVPAR") for the hotel properties were 79.8% and $138.95, respectively, for the three months ended June 30, 2003 compared to 85.1% and $161.55, respectively, for the three months ended June 30, 2002. These decreases are due to the general continued downturn in the economy and the resulting effect on business travel and the tourism industry.

Other Expenses

        General and administrative expenses in the Total Portfolio decreased during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 by $2.5 million or 18.7%. A decrease of $2.8 million is related to the write-off of unrecoverable leasing commissions related to our termination of the lease with Arthur Andersen for 620,947 square feet at the Times Square Tower during the second quarter of 2002. In addition, an increase of $0.5 million is attributed to changes in the form of equity-based compensation, as further described below.

        In 2003, Boston Properties, Inc. transitioned to using solely restricted stock and/or long term incentive plan units of limited partnership ("LTIP units"), as opposed to stock options and restricted stock, awarded under the 1997 Stock Incentive Plan, as amended and restated on January 24, 2000, as our primary vehicle for employee equity compensation. Employees vest in restricted stock and LTIP units over a five-year term. Restricted stock and LTIP units are measured at fair value on the date of grant based on the number of shares or units granted and the price of Boston Properties, Inc.'s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. To the extent restricted stock or LTIP units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to "Stock-based compensation." Stock-based compensation expense associated with restricted stock was $0.7 million during the three months ended June 30, 2003. Stock-based compensation associated with $6.1 million of restricted stock which was granted in January 2003 will be incurred as such restricted stock vests ratably over the five-year vesting period.

        Interest expense for the Total Portfolio increased as a result of having a higher average outstanding debt balance as compared to the prior period, replacement of variable rate debt with higher rate fixed debt and a decrease of interest capitalization. This was primarily due to placing into service and cessation of interest capitalization on Five Times Square, 111 Huntington Avenue, Two Freedom Square and 611 Gateway and the issuance of $1.5 billion of fixed rate unsecured senior notes. Our total debt outstanding at June 30, 2003 was approximately $4.8 billion, compared to $4.4 billion at June 30, 2002. In addition, our weighted-average interest rates increased slightly from the previous period from 6.48% at June 30, 2002 to 6.50% at June 30, 2003. As a result of replacing variable rate debt with fixed rate debt, our weighted average interest rates and interest expense on a quarter to quarter basis will increase in future periods.

        Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the three months ended June 30, 2003 and 2002 were $1.3 million and $1.2 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the three months ended June 30, 2003 and 2002 was $4.6 million and $5.3 million, respectively. These costs are not included in the interest expense referenced above.

        Depreciation and amortization expense for the Total Portfolio increased as a result of the additions of 399 Park Avenue, Shaw's Supermarket, One and Two Discovery Square, and other properties which we acquired or placed in service after April 1, 2002. The increases were offset by decreases related to properties that were sold during 2002 and 2003 that were not classified as discontinued operations.

        Net derivative losses for the Total Portfolio represent the mark-to-market of our derivative contracts and payments that were not effective for accounting purposes. During the three months ended June 30, 2003, we paid interest in the amount of $2 million related to the difference between actual interest rates and our contracted rate. This was offset by an increase in the fair value of our contracts. The fair value of our derivative contracts is included on our balance sheet at June 30, 2003.

Joint Ventures

        The decrease in income from unconsolidated joint ventures in the total portfolio is related to the purchase of One and Two Discovery Square. On April 1, 2003, we acquired the remaining 50% outside interest in our One and Two Discovery Square joint venture for cash of $18.3 million and the assumption of the mortgage debt. Subsequent to the acquisition, we repaid in full the mortgage debt on the property totaling $64.7 million.

Other

        Gains on sales of real estate for the three months ended June 30, 2003 related to the transfer of mortgage benefits, as described in Note 5 to the Consolidated Financial Statements, that resulted in a gain of $4.1 million, as well as a gain on the sale of Prudential Center garage spaces of $0.2 million.

        The decrease in income from discontinued operations for the three months ended June 30, 2003 was a result of the discontinued properties being sold prior to the second quarter of 2003, and therefore, we did not recognize a full quarter of revenues and expenses as we did in the prior period.

        The decrease in our preferred distributions of $2.5 million for the three months ended June 30, 2003 was a result of the conversion of 2.8 million of our preferred units into common units during July 2002.

Liquidity and Capital Resources

        The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows included in Item 1. "Consolidated Financial Statements" and only includes a discussion of material aspects of our liquidity position and commitments for capital expenditures for the periods presented.

Cash Flows

	Six months ended June 30,
Summary Statements of Cash Flows
	2003	2002	$ Change
	(in thousands)
Cash Provided by Operating Activities	$249,843	$199,268	$50,575
Cash Provided by (Used in) Investing Activities	$383,919	$(173,583)	$557,502
Cash Used in Financing Activities	$(530,450)	$(42,112)	$(488,338)

        Our principal source of cash flow is the operation and sales of our office properties and proceeds from secured and unsecured borrowings. The average term of tenant leases is approximately 7.1 years with occupancy rates historically in the range of 93% to 98%. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and to fund quarterly dividend and distribution payment requirements.

        Cash provided by operating activities is impacted by property operations. The average term of tenant leases and portfolio occupancy in the range 93% to 98% have minimized variations in operating cash flow during the respective six-month periods.

        Cash provided by investing activities for the six months ended June 30, 2003 is comprised of the following:

(in thousands)
Proceeds from the sales of real estate	$524,264
The cash provided by investing is partially offset by:
Investments in unconsolidated joint ventures	(770)
Recurring capital expenditures	(6,686)
Planned non-recurring capital expenditures associated with acquisition properties	(2,920)
Hotel improvements, equipment upgrades and replacements	(1,316)
Acquisitions/Additions to real estate	(128,653)

Net cash provided by investing activities	$383,919

        Cash used in financing activities for the six months ended June 30, 2003 is attributable to:

(in thousands)
Net repayments of secured mortgage financing	$(907,302)
Distributions	(153,792)
Repayment of the Unsecured Bridge Loan	(105,683)
Mortgage financing placed in escrow	(75,385)
Net repayments of the Unsecured Line of Credit	(27,043)
Payment of deferred financing costs	(10,354)
The cash used in financing activities is partially offset by:
Proceeds from Unsecured Senior Notes	722,602
Partner contributions	26,507

Net cash used in financing activities	$(530,450)

General

        We believe that our estimated cash flows and available sources of liquidity will be adequate to meet liquidity needs for the next twelve months. We believe that our principal liquidity needs for the next twelve months are to fund normal recurring expenses, debt service requirements, including the repayment or refinancing of certain loans that mature within the twelve month period, current development costs not covered under construction loans and the minimum distribution required to maintain Boston Properties, Inc.'s REIT qualification under the Internal Revenue Code of 1986, as amended. We believe that these needs will be fully funded from cash flows provided by operating and financing activities.

        We expect to meet liquidity requirements for periods beyond twelve months for the costs of development, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through construction loans, the incurrence of long-term secured and unsecured indebtedness, income from operations and sales of real estate and possibly the issuance of additional OP Units and Preferred Units and/or equity securities of Boston Properties, Inc. In addition, we may finance the development, redevelopment or acquisition of additional properties by using our unsecured revolving line of credit or other short term bridge facilities.

        Rental revenue, recovery income from tenants, and other income from operations are our principal sources of capital used to pay operating expenses, debt service and recurring capital expenditures. We seek to increase income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third party fees generated by our office and industrial real estate management, leasing, development and construction businesses. Consequently, we believe our revenue, together with proceeds from financing activities, will continue to provide the necessary funds for operating expenses, debt service and recurring capital expenditures. However, material changes in these factors may adversely affect our net cash flows. Such changes, in turn, would adversely affect our ability to fund distributions, debt service payments, capital improvements and non-revenue enhancing tenant improvements. In addition, a material adverse change in our cash provided by operations may affect the financial performance covenants under our unsecured line of credit and unsecured senior notes.

        Based on leases in place at June 30, 2003, leases with respect to 2.49% of the square feet of our in-service Class A office space will expire in the remainder of 2003. While we are working to retain our current tenants in situations that are beneficial to them, challenging conditions over the past year, including more sublet space available and decreasing rental rates across the portfolio make it difficult to predict what future changes may be and how they will effect our re-leasing efforts. While we are optimistic that market conditions will not deteriorate further, we do not expect to see any meaningful improvement for the balance of 2003 and well into 2004.

Capitalization

        Debt to total market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total market capitalization was approximately $10.4 billion at June 30, 2003. Total market capitalization was calculated using the June 30, 2003 Boston Properties, Inc. closing stock price of $43.80 per common share and the following: (1) the actual aggregate number of outstanding common units, including those held by Boston Properties, Inc., (2) the number of common units issuable upon conversion of our preferred partnership units, and (3) our consolidated debt totaling approximately $4.8 billion. Our total consolidated debt at June 30, 2003 represented approximately 46.5% of our total market capitalization. This percentage will fluctuate with changes in the market price of Boston Properties, Inc.'s common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the debt to total market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

Debt

        At June 30, 2003, our total consolidated debt was approximately $4.8 billion. The weighted-average annual interest rate on our consolidated indebtedness was 6.50% and the weighted-average maturity was approximately 7 years. During the quarter we took the opportunity to further lock in long term fixed rate debt and on May 22, 2003 we issued an additional $250 million aggregate principal amount of our unsecured senior notes due 2015 to yield 5.075%. Our floating rate debt now consists almost entirely of our construction loans on Times Square Tower and New Dominion Two ($308 million) and our Joint Venture debt on Two Freedom Square and 265 Franklin Street. Floating rate debt now encompasses only 6.4% of our total debt. We refinanced $430 million of short term floating rate debt and ended the quarter with a cash balance of $159 million.

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

        On January 17, 2003, we completed an unregistered offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act of an additional $175 million aggregate principal amount of our 6.25% senior unsecured notes due January 15, 2013. The notes were priced at 99.763% of their principal amount to yield 6.28%. The additional notes are fungible, and form a single series, with the senior notes issued in December 2002. We used the net proceeds to repay the remaining balance of our unsecured bridge loan totaling approximately $105.7 million and to repay certain construction loans maturing in 2003 totaling approximately $60.0 million.

        On March 18, 2003, we completed an unregistered offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act of $300.0 million in aggregate principal amount of our 5.625% senior unsecured notes due April 15, 2015. The notes were priced at 99.898% of their principal amount to yield 5.636%. We used the net proceeds to refinance the mortgage debt on Five Times Square and for other general business purposes.

        On May 22, 2003, we completed an unregistered offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act of $250.0 million in aggregate principal amount of our 5.0% senior unsecured notes due June 1, 2015. The notes were priced at 99.329% of their principal amount to yield 5.075%. We used the net proceeds to repay the mortgage loan secured by the property at 2600 Tower Oaks Boulevard in Maryland, repay in full the unsecured line of credit and for other general business purposes.

        Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points, in each case plus accrued and unpaid interest to the redemption date. The indenture under which our senior unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions that result in the non-compliance with certain customary financial covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.5, and (4) unencumbered asset value of greater than 150% of our unsecured debt. As of June 30, 2003, we were in compliance with each of these financial restrictions and requirements.

        Under registration rights agreements with the initial purchasers of our senior unsecured notes, we agreed to use our reasonable best efforts to register with the SEC offers to exchange new notes issued by us, which we refer to as "exchange notes," for the original notes. The exchange notes will be in the same aggregate principal amount as and have terms substantially identical to the original notes, but the exchange notes will be freely tradable by the holders, while the original notes are subject to resale restrictions. The exchange offers have not and will not generate any cash proceeds for us. The following is a summary of the status of the exchange offers.

  •
  We closed the exchange offer relating to the 6.25% senior unsecured notes due January 15, 2013 on June 20, 2003.

  •
  With respect to the 5.625% senior unsecured notes due April 15, 2015, we filed the exchange offer registration statement on June 13, 2003. If we are unable to complete the registered exchange offer by October 14, 2003, we will be obligated to pay additional interest on the notes until the exchange offer is completed or a "shelf" registration statement covering the resale of the original notes by their holders is declared effective.

  •
  With respect to the 5.00% senior unsecured notes due June 1, 2015, we filed the exchange offer registration statement on June 13, 2003. If we are unable to complete the registered exchange offer by December 18, 2003, we will be obligated to pay additional interest on the notes until the exchange offer is completed or a "shelf" registration statement covering the resale of the original notes by their holders is declared effective.

        We currently expect to meet the deadlines for completing the exchange offers relating to the 5.625% and the 5.00% senior unsecured notes.

  Unsecured Line of Credit

        We utilize our $605.0 million unsecured revolving line of credit principally to fund development of properties, land and property acquisitions, debt refinancings and for working capital purposes. Our unsecured revolving line of credit is a recourse obligation. In January 2003, we extended the maturity date to January 17, 2006 with an additional one-year extension at our option, subject to certain conditions. Outstanding balances under the unsecured revolving line of credit bear interest at a floating rate based on an increase over the Eurodollar rate of 70 basis points or the lender's prime rate, at our option. In addition, a facility fee in the amount of 20 basis points per annum is payable on a quarterly basis. The interest rate and facility fee are subject to adjustment in the event of a change in our unsecured debt ratings. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loans to us at a reduced Eurodollar rate. As of August 7, 2003, we had $74.0 million outstanding under the Unsecured Line of Credit.

        Our ability to borrow under our unsecured revolving line of credit is subject to our compliance with a number of customary financial and other covenants on an ongoing basis, including: (1) an unsecured loan-to-value ratio against our total borrowing base not to exceed 60%, unless our leverage ratio exceeds 60%, in which case it is not to exceed 55%, (2) a secured debt leverage ratio not to exceed 55%, (3) a debt service coverage ratio of at least 1.40 for our borrowing base, (4) a fixed charge coverage ratio of at least 1.30 and a debt service coverage ratio of at least 1.50, (5) a leverage ratio not to exceed 60%, however for five consecutive quarters (not including the two quarters prior to expiration) the leverage ratio can go to 65% (6) limitations on additional indebtedness and stockholder distributions, and (7) a minimum net worth requirement. If we fail to comply with the financial and other covenants in our revolving line of credit, our lender could place us in default and accelerate the payment of any amounts then outstanding. As of June 30, 2003, we were in compliance with all of the financial restrictions and requirements.

  Mortgage Notes Payable

        The following represents the outstanding principal balances due under the first mortgages at June 30, 2003:

Properties	Interest Rate(1)	Principal Amount		Maturity Date
		(in thousands)
Citigroup Center	7.19%	$513,849		May 11, 2011
Embarcadero Center One, Two and Federal Reserve	6.70%	302,522		December 10, 2008
Times Square Tower	2.98%	287,811	(2)	November 29, 2004
Prudential Center	6.72%	282,250		July 1, 2008
280 Park Avenue	7.64%	263,821		February 1, 2011
599 Lexington Avenue	7.00%	225,000	(3)	July 19, 2005
Embarcadero Center Four	6.79%	147,131		February 1, 2008
Embarcadero Center Three	6.40%	141,374		January 1, 2007
Riverfront Plaza	6.61%	109,572		February 1, 2008
Democracy Center	7.05%	103,401		April 1, 2009
Embarcadero Center West Tower	6.50%	94,347		January 1, 2006
601 and 651 Gateway Boulevard	8.40%	88,081		October 1, 2010
100 East Pratt Street	6.73%	87,743		November 1, 2008
Reservoir Place	5.82%	56,667	(4)	July 1, 2009
One and Two Reston Overlook	7.45%	66,324		August 31, 2004
202, 206 & 214 Carnegie Center	8.13%	61,534		October 1, 2010
New Dominion Tech. Park, Bldg. One	7.70%	57,490		January 15, 2021
Capital Gallery	8.24%	54,239		August 16, 2006
504, 506 & 508 Carnegie Center	7.39%	46,138		January 1, 2008
10 and 20 Burlington Mall Road	7.25%	38,941	(5)	October 1, 2011
Ten Cambridge Center	8.27%	34,433		May 1, 2010
1301 New York Avenue	7.14%	29,943	(6)	August 15, 2009
Sumner Square	7.35%	29,500		September 1, 2013
Eight Cambridge Center	7.73%	27,236		July 15, 2010
510 Carnegie Center	7.39%	26,436		January 1, 2008
Lockheed Martin Building	6.61%	24,942		June 1, 2008
University Place	6.94%	23,795		August 1, 2021
Reston Corporate Center	6.56%	23,522		May 1, 2008
New Dominion Tech. Park, Bldg. Two	2.58%	20,459	(7)	December 19, 2005
NIMA Building	6.51%	20,380		June 1, 2008
Bedford Business Park	8.50%	20,332		December 10, 2008
191 Spring Street	8.50%	19,830		September 1, 2006
101 Carnegie Center	7.66%	7,580		April 1, 2006
Montvale Center	8.59%	7,206		December 1, 2006
Hilltop Business Center	6.81%	5,305		March 1, 2019

Total		$3,349,134	(8)

(1)
Some of our mortgage notes and bonds are variable rate and subject to LIBOR and Eurodollar rate contracts. The LIBOR and Eurodollar rates at June 30, 2003 were 1.12% and 1.03%, respectively.

(2)
Total construction loan in the amount of $493.5 million at a variable rate of Eurodollar + 1.95%. The maturity date can be extended for one six-month period and two one-year periods, subject to satisfying certain conditions.

(3)
At maturity the lender has the option to purchase a 33.33% interest in this property in exchange for the cancellation of the principal balance of $225.0 million.

(4)
The principal amount and interest rate shown has been adjusted to reflect the fair value of the note. The stated principal balance at June 30, 2003 was $53.6 million and the stated interest rate was 7.0%

(5)
Includes outstanding indebtedness secured by 91 Hartwell Avenue.

(6)
Includes outstanding principal in the amounts of $19.4 million, $7.0 million and $3.5 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75%, respectively.

(7)
Total construction loan in the amount of $65.0 million at a variable rate of LIBOR + 1.40%.

(8)
Excludes mortgage debt of $75.4 million related to the Five Time Square property, which is cash collateralized. See Note 5 to the Consolidated Financial Statements.

  Joint Ventures

        As of June 30, 2003, we had investments in seven unconsolidated joint ventures with ownership ranging from 25-51%. We do not have control of these partnerships and therefore, we account for them using the equity method of accounting. At June 30, 2003, our proportionate share of the debt related to these investments is equal to approximately $211.1 million. The table below summarizes the outstanding debt (based on our respective ownership interests) in these joint venture properties at June 30, 2003:

Properties	Interest Rate		Principal Amount	Maturity Date
			(in thousands)
Metropolitan Square (51%)	8.23%		$69,482	May 1, 2010
Market Square North (50%)	7.70%		48,247	January 1, 2011
Two Freedom Square (50%)	2.78%	(1)(2)	35,323	June 29, 2004
One Freedom Square (25%)	7.75%	(2)	18,840	June 30, 2012
265 Franklin Street (35%)	2.62%	(1)(3)	18,897	October 1, 2003
140 Kendrick Street (25%)	7.51%		13,990	July 1, 2013
901 New York Avenue (25%)	2.84%	(1)	6,298	November 12, 2005

Total	6.44%		$211,077

(1)
Variable rate debt

(2)
On August 5, 2003, we acquired the remaining 50% and 75% outside interest in these joint ventures. In connection with the acquisitions, we assumed the outside partner's share of the mortgage debt of approximately $54.2 million. Subsequent to the acquisition, we repaid in full the mortgage debt totaling $70.7 million on Two Freedom Square.

(3)
On July 31, 2003 we extended the maturity date of this loan to October 2004.

State and Local Tax Matters

        Because the Company is organized as a limited partnership, it is generally not subject to federal income taxes, but is subject to certain state and local taxes. In the normal course of business, certain entities through which the Company owns real estate either have undergone, or are currently undergoing, tax audits. Although the Company believes that it has substantial arguments in favor of its positions in the ongoing audits, in some instances there is no controlling precedent or interpretive guidance on the specific point at issue. Collectively, tax deficiency notices received to date from the jurisdictions conducting the ongoing audits have not been material. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on the Company's results of operations.

Related Party Transactions

        In April 2003, Mr. Zuckerman, Chairman of the Board of Directors of Boston Properties, Inc., acquired from a third-party investor an office building located at 2400 N Street, N.W. in Washington, D.C., in which a company affiliated with Mr. Zuckerman leases 100% of the building. This sales transaction was approved in advance by the independent members of Boston Properties, Inc.'s Board of Directors. We have managed this property under a third party management contract for many years.

We entered into a contract with Mr Zuckerman to continue to manage this property on terms comparable with other third-party property management agreements that we currently have in place.

Insurance

        We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the federal Terrorism Risk Insurance Act was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) under property insurance policies. On March 1, 2003 we renewed our "all risk" property insurance program which includes coverage for acts of terrorism (as defined by the statute) on an occurrence basis up to our policy limits, which we consider commercially reasonable. We continue to monitor the state of the insurance market in general, and the scope and cost of coverage for acts of terrorism in particular, but we cannot anticipate what coverage will be available on commercially reasonable terms in future policy years.

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

        In January 2002, we formed a wholly-owned insurance subsidiary, IXP, Inc. ("IXP"), to act as a captive insurance company and be one of the elements of our overall insurance program. IXP acts as a primary carrier with respect to a portion of our earthquake insurance coverage for our Greater San Francisco properties. Insofar as we own IXP, we are responsible for its liquidity and capital resources, and the accounts of IXP are part of our consolidated financial statements. If we experience a loss and IXP is required to pay under its insurance policy, we would ultimately record the full amount of the loss. Therefore insurance coverage provided by IXP should not be considered as the equivalent of third party insurance, but rather as a modified form of self-insurance. In the future IXP may provide additional or different coverage, as a reinsurer or a primary insurer, depending on the availability and cost of third party insurance in the marketplace and the level of self insurance that we believe is commercially reasonable.

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

Funds from Operations

        Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), we calculate Funds from Operations, or "FFO," by adjusting net income (loss) (computed in accordance with GAAP, including non-recurring items), for gains (or losses) from sales of properties, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing the comparative operating and financial performance of the Company because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company's real estate between periods or as compared to different companies.

        Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO after specific supplemental adjustments, including net derivative losses and early surrender lease adjustments. Although our FFO as adjusted clearly differs from NAREIT's definition of FFO, as well as that of other REITs and real estate companies, we believe it provides a meaningful supplemental measure of our operating performance. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance. FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO and FFO as adjusted should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements.

        The following table presents a reconciliation of net income available to common unitholders to Funds from Operations for the three months ended June 30, 2003 and 2002:

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002
	(in thousands)
Net Income available to common unitholders	$76,967	$67,205
Add:
Preferred distributions	6,442	8,902
Less:
Minority interest in property partnerships	(245)	(712)
Income from unconsolidated joint ventures	(1,353)	(1,659)
Gains on sales of real estate and other assets	(4,296)	—
Income from discontinued operations	—	(3,929)

Income before minority interests and joint venture income	77,515	69,807
Add:
Real estate depreciation and amortization	52,038	44,932
Income from discontinued operations	—	3,929
Income from unconsolidated joint ventures	1,353	1,659
Less:
Minority property partnerships' share of Funds from Operations	(842)	(593)
Preferred distributions	(5,852)	(8,223)

Funds from Operations	124,212	111,511
Add:
Net derivative losses	991	4,826
Early surrender lease payments received—contractual basis	—	3,926

Funds from Operations before net derivative losses and after early surrender lease payments received—contractual basis	$125,203	$120,263

        Reconciliation to Diluted Funds from Operations:

	Three Months Ended June 30, 2003		Three Months Ended June 30, 2002
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(in thousands)		(in thousands)
Funds from Operations	$125,203	116,931	$120,263	111,923
Effect of Dilutive Securities
Convertible Preferred Units	5,852	9,195	6,580	10,342
Convertible Preferred Stock	—	—	1,643	2,625
Stock Options and other	—	1,682	—	1,659

Diluted Funds from Operations	$131,055	127,808	$128,486	126,549

Newly Issued Accounting Standards

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard was effective beginning January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on our results of operations, financial position or liquidity.

        In April 2002, the FASB issued SFAS No. 145, which updates, clarifies, and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. The statement rescinds SFAS 4 and SFAS 64, which required net gains or losses from the extinguishment of debt to be classified as an extraordinary item in the income statement. We anticipate that these gains and losses will no longer be classified as extraordinary as they are not unusual and infrequent in nature. During the six months ended June 30, 2003, we recorded a loss from continuing operations of approximately $1.5 million relating to the pre-payment of a loan. The changes required by SFAS No. 145 are not expected to have a material impact on our financial position or liquidity.

        SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in July 2002 and became effective for us on January 1, 2003. This statement requires a cost associated with an exit or disposal activity, such as the sale or termination of a line of business, the closure of business activities in a particular location, or a change in management structure, to be recorded as a liability at fair value when it becomes probable the cost will be incurred and no future economic benefit will be gained by the company for such termination costs, and costs to consolidate facilities or relocate employees. SFAS No. 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," which in some cases required certain costs to be recognized before a liability was actually incurred. The adoption of this standard did not have a material impact on our results of operations, financial position, or liquidity.

        On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. We do not expect the adoption of SFAS No. 149 to have a material impact on our financial position or results of operations or cash flows.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. We are currently assessing the impact of this statement.

        In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS 5, "Accounting for Contingencies," relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. The adoption of FIN 45 did not have a material impact on our results of operations, financial position, or liquidity.

        In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. Certain provisions of this interpretation became effective upon issuance. We are currently evaluating and assessing the impact of this interpretation.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

        Approximately $4.5 billion of our borrowings bear interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date. The interest rate on the variable rate debt as of June 30, 2003 ranged from LIBOR or Eurodollar plus 0.70% to LIBOR or Eurodollar plus 1.95%.

	Secured debt
	2003	2004	2005	2006	2007	2008+	Total	Fair Value
Fixed Rate	$22,423	$112,861	$275,950	$223,877	$184,204	$2,221,549	$3,040,864	$3,377,626
Average Interest Rate	7.07%	4.19%	6.71%	7.28%	6.59%	7.15%	6.74%
Variable Rate	—	$287,811	$20,459	—	—	—	$308,270	$308,270

	Unsecured debt
Fixed Rate	—	—	—	—	—	$1,470,148	$1,470,148	$1,485,339
Average Interest Rate	—	—	—	—	—	5.95%	5.95%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$22,423	$400,672	$296,409	$223,877	$184,204	$3,691,697	$4,819,282	$5,171,235

        During the three months ended June 30, 2003, we had derivative contracts totaling $150 million. The derivative contracts provide for a fixed interest rate of 6.35% when LIBOR is less than 5.80%, 6.70% when LIBOR is between 6.70% and 7.45%, and 7.50% when LIBOR is between 7.51% and 9.00% for terms remaining of one to three years in accordance with the terms of the individual agreement. In accordance with SFAS No.133, the derivative agreements are reflected at their fair market value, which was a liability of $12.7 million at June 30, 2003.

        At June 30, 2003, our variable rate debt outstanding was approximately $308 million. At June 30, 2003, the average interest rate on variable rate debt was approximately 2.95%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest would have increased approximately $1.5 million for the six months ended June 30, 2003.

        At June 30, 2002, our variable rate debt outstanding was approximately $989 million. At June 30, 2002, the average interest rate on variable rate debt was approximately 3.70%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest would have increased approximately $4.9 million for the six months ended June 30, 2002.

ITEM 4—Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures.

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the management of Boston Properties, Inc., our general partner, including Boston Properties, Inc.'s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, Boston Properties, Inc.'s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

  (b)
  Changes in Internal Control Over Financial Reporting.

        There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1—Legal Proceedings.

        The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company does not believe these proceedings and claims will have a material adverse effect on its financial position or results of operations.

ITEM 2—Changes in Securities and Use of Proceeds.

        Each time Boston Properties, Inc. issues shares of stock, it contributes the proceeds of such issuance to us in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the second quarter of 2003, in connection with issuances of common stock by Boston Properties, Inc., we issued an aggregate of 1,004,438 OP Units to Boston Properties, Inc. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

ITEM 3—Defaults Upon Senior Securities.

        None.

ITEM 4—Submission of Matters to a Vote of Security Holders.

        None.

ITEM 5—Other Information.

        Not applicable.

ITEM 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  4.1
  Supplemental Indenture No. 4 dated as of May 22, 2003 by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, including a form of the 5.00% Senior Note due 2015 (Incorporated by reference to Exhibit 4.2 to Boston Properties Limited Partnership's Form S-4 filed on June 13, 2003).

  10.1
  Forty-Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of April 11, 2003, by Boston Properties, Inc., as general partner.

  10.2
  Form of Director Long Term Incentive Plan Unit Vesting Agreement under the Boston Properties, Inc. 1997 Stock Option and Incentive Plan.

  31.1
  Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2
  Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1
  Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2
  Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K

  On May 14, 2003, the Company and Boston Properties, Inc. jointly filed a Form 8-K with the Securities and Exchange Commission to report under Item 5 the commencement and pricing of an offering of senior unsecured notes by the Company.

  On June 13, 2003, the Company filed a Form 8-K with the Securities and Exchange Commission to report under Item 5 a revision of its historical financial statements in connection with the adoption of Statement of Financial Accounting Standards Nos. 144 and 145.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
August 14, 2003	By:	Boston Properties, Inc., its General Partner
	By:	/s/ DOUGLAS T. LINDE Douglas T. Linde, Chief Financial Officer (duly authorized officer and principal financial officer)

QuickLinks

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited)
BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
BOSTON PROPERTIES LIMITED PARTNERSHIP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Management's Discussion and Analysis of Financial Condition
Controls and Procedures
PART II. OTHER INFORMATION
SIGNATURES