Form 10-Q
period 2003-09-30
BOSTON PROPERTIES LTD PARTNERSHIP
filed 2003-11-14
CIK 1043121

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q

for the quarter ended September 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1—Consolidated Financial Statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2003	December 31, 2002
	(in thousands, except for unit amounts)
ASSETS
Real estate	$8,710,482	$8,608,052
Less: accumulated depreciation	(951,188)	(822,133)

Total real estate	7,759,294	7,785,919
Cash and cash equivalents	37,621	55,275
Cash held in escrows	27,992	41,906
Tenant and other receivables, net of allowance for doubtful accounts of $3,979 and $3,682, respectively	21,813	20,458
Accrued rental income, net of allowance of $5,227 and $4,744, respectively	175,063	165,321
Deferred charges, net	178,819	176,545
Prepaid expenses and other assets	57,012	18,015
Investments in unconsolidated joint ventures	88,632	101,905

Total assets	$8,346,246	$8,365,344

LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND PARTNERS' CAPITAL
Liabilities:
Mortgage notes payable	$3,450,112	$4,267,119
Unsecured senior notes, net of discount	1,470,231	747,375
Unsecured bridge loan	—	105,683
Unsecured line of credit	—	27,043
Accounts payable and accrued expenses	69,940	73,846
Distributions payable	83,972	81,226
Interest rate contracts	9,875	14,514
Accrued interest payable	44,010	25,141
Other liabilities	69,242	81,085

Total liabilities	5,197,382	5,423,032

Commitments and contingencies	—	—

Minority interest in property partnership	28,081	29,882

Redeemable partnership units—7,087,487 and 9,201,137 preferred units outstanding at redemption value (if converted) at September 30, 2003 and December 31, 2002, respectively, and 22,372,441 and 20,474,241 common units outstanding at redemption value at September 30, 2003 and December 31, 2002, respectively	1,280,623	1,105,561

Partners' capital—1,199,501 and 1,158,372 general partner units and 96,378,164 and 94,204,618 limited partner units outstanding at September 30, 2003 and December 31, 2002, respectively (such amounts are inclusive of accumulated other comprehensive loss and unearned compensation of $16,509 and $7,271 respectively, at September 30, 2003 and $17,018 and $2,899, respectively, at December 31, 2002)	1,840,160	1,806,869

Total liabilities, redeemable partnership units and partners' capital	$8,346,246	$8,365,344

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands, except for per unit amounts)
Revenue
Rental:
Base rent	$253,594	$229,453	$749,795	$678,766
Recoveries from tenants	42,079	34,884	119,222	103,409
Parking and other	13,249	13,056	41,399	37,610

Total rental revenue	308,922	277,393	910,416	819,785
Hotel revenue	17,542	20,007	48,001	20,007
Development and management services	3,616	2,571	13,635	7,979
Interest and other	1,089	1,222	2,167	4,804

Total revenue	331,169	301,193	974,219	852,575

Expenses
Operating
Rental	107,404	95,118	302,195	269,940
Hotel	12,829	13,524	36,258	13,524
General and administrative	11,183	9,956	33,610	34,589
Interest	75,343	65,476	224,435	190,657
Depreciation and amortization	53,155	43,833	153,221	127,519
Net derivative (gains)/losses	(885)	5,284	1,038	10,413
Loss from early extinguishment of debt	—	—	1,474	—
Loss on investments in securities	—	—	—	4,297

Total expenses	259,029	233,191	752,231	650,939

Income before minority interests in property partnerships, income from unconsolidated joint ventures, gains on sales of real estate and other assets, discontinued operations and preferred distributions	72,140	68,002	221,988	201,636
Minority interests in property partnerships	563	720	1,205	1,903
Income from unconsolidated joint ventures	1,343	2,530	5,354	5,871

Income before gains on sales of real estate and other assets, discontinued operations and preferred distributions	74,046	71,252	228,547	209,410
Gains on sales of real estate and other assets	1,637	4,431	70,627	4,431

Income before discontinued operations and preferred distributions	75,683	75,683	299,174	213,841
Discontinued Operations:
Income from discontinued operations	—	3,687	2,355	11,416
Gains on sales of real estate from discontinued operations	—	14,483	91,942	21,629

Income before preferred distributions	75,683	93,853	393,471	246,886
Preferred distributions	(5,773)	(6,760)	(18,575)	(24,741)

Net income available to common unitholders	$69,910	$87,093	$374,896	$222,145

Basic earnings per common unit:
Income available to common unitholders before discontinued operations	$0.59	$0.59	$2.39	$1.68
Discontinued operations	—	0.16	0.81	0.29

Net income available to common unitholders	$0.59	$0.75	$3.20	$1.97

Weighted average number of common units outstanding	118,846	115,402	117,337	112,880

Diluted earnings per common unit:
Income available to common unitholders before discontinued operations	$0.58	$0.59	$2.36	$1.65
Discontinued operations	—	0.16	0.80	0.29

Net income available to common unitholders	$0.58	$0.75	$3.16	$1.94

Weighted average number of common and common equivalent units outstanding	120,669	116,679	118,819	114,493

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)
Net income before preferred distributions	$75,683	$93,853	$393,471	$246,886
Other comprehensive income:
Amortization of interest rate contracts	175	87	509	260

Other comprehensive income	175	87	509	260

Comprehensive income	$75,858	$93,940	$393,980	$247,146

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income before preferred distributions	$393,471	$246,886
Adjustments to reconcile net income before preferred distributions to net cash provided by operating activities:
Depreciation and amortization	153,348	131,975
Non-cash portion of interest expense	4,310	4,091
Non-cash compensation expense	1,769	731
Loss on investments in securities	—	4,297
Minority interest in property partnerships	(1,205)	(1,903)
Distributions in excess of earnings from unconsolidated joint ventures	2,284	760
Gains on sales of real estate	(156,789)	(26,060)
Change in assets and liabilities:
Cash held in escrows	(6,086)	(5,200)
Tenant and other receivables, net	(1,356)	20,635
Accrued rental income, net	(37,908)	(38,667)
Prepaid expenses and other assets	(21,444)	(17,346)
Accounts payable and accrued expenses	(2,702)	(2,471)
Interest rate contracts	(4,639)	5,079
Accrued interest payable	18,869	9,185
Other liabilities	8,157	11,065
Tenant leasing costs	(11,049)	(31,467)

Total adjustments	(54,441)	64,704

Net cash provided by operating activities	339,030	311,590

Cash flows from investing activities:
Acquisitions/additions to real estate	(234,371)	(1,360,066)
Investments in unconsolidated joint ventures	(4,229)	(4,094)
Net proceeds from the sales of real estate	524,264	44,261

Net cash provided by (used in) investing activities	285,664	(1,319,899)

Cash flows from financing activities:
Borrowings on unsecured line of credit	349,663	160,000
Repayments of unsecured line of credit	(376,706)	(116,000)
Proceeds from unsecured bridge loan	—	1,000,000
Repayments of unsecured bridge loan	(105,683)	—
Proceeds from mortgage notes	117,686	168,468
Repayments of mortgage notes	(1,154,440)	(60,880)
Proceeds from unsecured senior notes, net of discount	722,602	—
Deposits placed in mortgage escrow	(420,000)	—
Payments received from mortgage escrow	420,000	—
Distributions	(233,989)	(220,780)
Partner contributions	49,338	9,870
Distributions to minority interest holder in property partnership	—	(1,538)
Deferred financing costs	(10,819)	(105)

Net cash provided by (used in) financing activities	(642,348)	939,035

Net decrease in cash and cash equivalents	(17,654)	(69,274)
Cash and cash equivalents, beginning of period	55,275	98,067

Cash and cash equivalents, end of period	$37,621	$28,793

Supplemental disclosures:
Cash paid for interest	$215,264	$204,054

Interest capitalized	$14,008	$17,791

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$1,333	$9,288

Mortgage notes payable assumed in connection with the acquisition of real estate	$210,620	$—

Distributions declared but not paid	$83,972	$81,190

Conversions of redeemable units to partners' capital	$4,986	$28,848

Issuance of restricted units	$6,141	$1,989

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

        Boston Properties Limited Partnership (the "Company"), a Delaware limited partnership, is the entity through which Boston Properties, Inc., a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Boston Properties, Inc. is the sole general partner of the Company and at September 30, 2003 owned an approximate 76.8% (76.2% at September 30, 2002) general and limited partnership interest in the Company. Partnership interests in the Company are denominated as "common units of partnership interest" (also referred to as "OP Units") or "preferred units of partnership interest" (also referred to as "Preferred Units"). Unless specifically noted otherwise, all references to OP Units and Preferred Units exclude such units held by Boston Properties, Inc. A holder of an OP Unit may present such OP Unit to the Company for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Company must redeem such OP Unit for cash equal to the then value of a share of common stock of Boston Properties, Inc. ("Common Stock"). In lieu of a cash redemption, Boston Properties, Inc. may elect to acquire such OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that Boston Properties, Inc. owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. Each series of Preferred Units bears a distribution that is set in accordance with an amendment to the partnership agreement of the Company. Preferred Units may also be converted into OP Units at the election of the holder thereof or the Company in accordance with the terms of each series of outstanding Preferred Units.

        All references to the Company refer to Boston Properties Limited Partnership and its subsidiaries, collectively, unless the context otherwise requires.

The Properties:

        At September 30, 2003, the Company owned or had interests in a portfolio of 139 commercial real estate properties (142 and 145 properties at December 31, 2002 and September 30, 2002, respectively) (the "Properties") aggregating approximately 43.5 million net rentable square feet (including three properties under construction totaling approximately 2.0 million net rentable square feet). The Properties consist of 130 office properties, including 102 Class A office properties and 28 Office/Technical properties; four industrial properties; three hotels; and two retail properties; and structured parking for 30,812 vehicles containing approximately 9.3 million square feet. In addition, the Company owns, controls or has interests in 42 parcels of land totaling 539.1 acres.

2. Basis of Presentation and Summary of Significant Accounting Policies

        The consolidated financial statements of the Company include all of the accounts of the Company and subsidiaries. If applicable, the Company consolidates any variable interest entity of which it is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in real estate joint ventures and companies over which the Company has the ability to exercise significant influence, but over which the Company does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company's share of the earnings of these joint ventures and companies is included in consolidated net income. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Form 10, which became effective on May 13, 2003 and was revised on Form 8-K filed on June 13, 2003.

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

Summary of Significant Accounting Policies

Stock-based employee compensation plan

        At September 30, 2003, Boston Properties, Inc. had a stock option and incentive plan. Boston Properties, Inc. accounts for this plan under the recognition and measurement principles of the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. All outstanding options have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income available to common unitholders and earnings per common unit if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	For the nine months ended September 30,		For the three months ended September 30,
	2003	2002	2003	2002
	(in thousands, except for per unit amounts)
Net income available to common unitholders	$374,896	$222,145	$69,910	$87,093
Deduct:
Total stock-based employee compensation expense determined under the fair value method for all awards	(5,268)	(7,041)	(1,756)	(2,347)

Pro forma net income available to common unitholders	$369,628	$215,104	$68,154	$84,746

Earnings per unit:
Basic—as reported	$3.20	$1.97	$0.59	$0.75

Basic—pro forma	$3.15	$1.91	$0.57	$0.73

Diluted—as reported	$3.16	$1.94	$0.58	$0.75

Diluted—pro forma	$3.11	$1.88	$0.56	$0.73

3. Real Estate Activity During the Three Months Ended September 30, 2003

        On August 5, 2003, the Company acquired the remaining outside interests in its One Freedom Square and Two Freedom Square joint ventures, consisting of two Class A office properties totaling 832,812 square feet located in Reston, Virginia. The Company acquired the remaining interests for an aggregate of $36.0 million of cash and the assumption of the outside partner's share of the mortgage debt on the properties of approximately $56.4 million and $35.4 million, respectively. Immediately following the acquisition, One Freedom Square and Two Freedom Square had outstanding mortgage debt of $75.2 million and $70.7 million, respectively. In addition, the Company acquired three parcels of land totaling approximately 5.8 acres in Reston, Virginia for $13.5 million of cash. These properties were previously accounted for as investments in unconsolidated joint ventures. The Company accounted for the acquisition in accordance with the provisions SFAS No. 141 "Business Combinations" ("SFAS No. 141"). The Company allocated the purchase price of the acquired interests to net tangible and identified intangible assets acquired based on their fair values (including land, buildings, tenant improvements, acquired above and below market leases, origination costs and acquired in-place leases) and acquired liabilities, and allocated the purchase price based on these assessments, including land at appraised value and buildings at replacement costs. The Company assessed fair value based on estimated cash flow projections that utilize discount and capitalization rates deemed appropriate by management and available market information. See also Item 2—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies." As part of the allocation of purchase price, the Company recorded an asset totaling approximately $13.9 million representing the value of acquired in-place "above market" leases. The value of "above market" leases is amortized to expense over the remaining term of the respective leases, primarily ranging from approximately two to twelve years. For the quarter ended September 30, 2003, the Company recognized approximately $0.4 million as a reduction to rental revenue to reflect the amortization of the acquired "above market" leases. Subsequent to the acquisition, on August 5, 2003 the Company repaid in full the mortgage loan on the Two Freedom Square property totaling $70.7 million.

4. Investments in Unconsolidated Joint Ventures

        The investments in unconsolidated joint ventures consist of the following at September 30, 2003:

Entity	Property	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50%
The Metropolitan Square Associates LLC	Metropolitan Square	51	%(1)
BP 140 Kendrick Street LLC	140 Kendrick Street	25	%(2)
BP/CRF 265 Franklin Street Holdings LLC	265 Franklin Street	35%
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25	%(2)(3)
New Jersey & H Street LLC	801 New Jersey Avenue	50	%(3)

(1)
This joint venture is accounted for under the equity method due to participatory rights of the outside partner.

(2)
Economic ownership can increase based on the achievement of certain return thresholds.

(3)
The property is not in operation (i.e., under construction or lease of undeveloped land).

        The Company's joint venture agreements generally include provisions whereby each partner has the right to initiate a purchase or sale of its interest in the joint ventures. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

        On August 5, 2003, the Company acquired the remaining outside interests in its One Freedom Square and Two Freedom Square joint ventures, consisting of two Class A office properties totaling 832,812 square feet located in Reston, Virginia. The Company acquired the remaining interests for an aggregate of $36.0 million of cash and the assumption of the outside partner's share of the mortgage debt of approximately $56.4 million and $35.4 million, respectively. The accounts of One Freedom Square and Two Freedom Square are now consolidated with the accounts of the Company.

        On September 11, 2003, the Company entered into a joint venture with an unaffiliated third party to pursue the development of a Class A office property at 801 New Jersey Avenue in Washington, D.C. that would support approximately 1.1 million square feet of commercial development. The Company made an initial cash contribution of $3.0 million for a 50% interest in the joint venture. The unaffiliated third party partner contributed its interest as lessee in the ground lease for the property for the remaining 50% interest in the joint venture.

        The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	September 30, 2003	December 31, 2002
	(in thousands)
ASSETS
Real estate, net	$555,233	$753,931
Other assets	43,604	59,665

Total assets	$598,837	$813,596

LIABILITIES AND EQUITY
Mortgage and construction loans payable (1)	$375,710	$558,362
Other liabilities	8,679	13,436
Equity	214,448	241,798

Total liabilities and equity	$598,837	$813,596

Company's share of equity	$85,770	$98,997
Basis differentials (2)	2,862	2,908

Carrying value of the Company's investments in unconsolidated joint ventures	$88,632	$101,905

(1)
At September 30, 2003, the Company had a guarantee obligation outstanding with the lender totaling approximately $1.4 million related to the re-tenanting of 265 Franklin Street. In addition, the Company and its joint venture partner have agreed to guarantee up to $7.5 million and $22.5 million, respectively, of the construction loan on behalf of the 901 New York Avenue joint venture entity. The amounts guaranteed are subject to decrease (and elimination) upon the satisfaction of certain operating performance and financial measures. In the event the guarantee of the Company's partner is unenforceable, the Company has agreed to satisfy its guarantee obligations. The Company's partner has agreed to reimburse the Company for any amounts the Company pays in satisfaction of its partner's guarantee obligations.

(2)
This amount represents the aggregate difference between the Company's historical cost basis reflected and the basis reflected at the joint venture level, which is typically amortized over the life of the related asset. Basis differentials occur primarily upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

        The combined summarized statements of operations of the joint ventures are as follows:

	For the nine months ended September 30,		For the three months ended September 30,
	2003	2002	2003	2002
	(in thousands)
Total revenue	$71,306	$68,647	$20,635	$25,560
Expenses
Operating	21,291	19,351	6,440	6,955
Interest	23,465	24,499	6,883	8,373
Depreciation and amortization	13,938	11,751	4,040	4,434

Total expenses	58,694	55,601	17,363	19,762

Net income	$12,612	$13,046	$3,272	$5,798

Company's share of net income	$5,354	$5,871	$1,343	$2,530

5. Mortgage Notes Payable

        On April 14, 2003, the Company refinanced the mortgage loan totaling $376.7 million collateralized by its Five Times Square property in New York City. The original mortgage loan commitment was $420.0 million and the refinancing covered the loan proceeds of $376.7 million that had been advanced through that date. The new financing consisted of (1) approximately $139.7 million of cash borrowed under the Company's revolving line of credit facility, which borrowing was collateralized by the property and subsequently refinanced during May 2003 and (2) a mortgage loan of approximately $237.0 million (which was ultimately increased to $420.0 million in August 2003) which was collateralized by the property and an equivalent amount of the Company's cash deposited in a cash collateral account with the mortgage lender. During the term of the mortgage loan, the balance in the cash collateral account was required to equal or exceed the outstanding borrowings on the mortgage loan. The mortgage loan bore interest at LIBOR plus 25 basis points and was scheduled to mature on April 1, 2004. The refinancing enabled the Company to preserve transferable benefits of certain mortgage issuance costs. During the three-month and nine-month periods ended September 30, 2003, the Company recognized a gain of approximately $1.6 million and $5.8 million, respectively in connection with the assumption of the $420.0 million mortgage loan by third parties and the transfer to such third parties of such related benefits. Simultaneously with the transfer of such benefits, the Company was released of its obligation to repay the $420.0 million mortgage loan and $420.0 million in the cash collateral account was paid to the third parties for their assumption of those payment obligations. The gain has been reported in the Company's Consolidated Statement of Operations as a Gain on Sales of Real Estate and Other Assets.

        In connection with the acquisition of the remaining outside interests in One Freedom Square and Two Freedom Square in Reston, Virginia on August 5, 2003, the Company assumed the outside partner's share of the mortgage loans secured by the properties of approximately $56.4 million and $35.4 million, respectively. Immediately following the acquisition, One Freedom Square and Two Freedom Square had outstanding mortgage debt of $75.2 million and $70.7 million, respectively. Subsequent to the acquisition on August 5, 2003, the Company repaid in full the mortgage loan on the Two Freedom Square property totaling $70.7 million. Pursuant to the provisions of SFAS No. 141, the mortgage debt assumed on the One Freedom Square property totaling approximately $75.2 million, bearing interest at a fixed rate of 7.75% per annum, was recorded at its fair value of approximately $84.3 million using an effective interest rate for accounting purposes of 5.33% per annum.

        On August 26, 2003, the Company modified its derivative contract to provide for the counter-party to pay the Company LIBOR and to require the Company to pay the counter-party LIBOR + 4.55% on a notional amount of $150.0 million. The derivative contract expires on February 11, 2005. In accordance with SFAS No. 133, the derivative contract is reflected at its fair market value, which was a liability of $9.9 million at September 30, 2003.

        On September 4, 2003, the Company restructured its $87.9 million mortgage loan secured by the 601 and 651 Gateway Boulevard properties located in South San Francisco, California. The loan bore interest at 8.40% per annum and was scheduled to mature on October 1, 2010. In connection with the modification, the Company repaid $5.7 million of principal. The restructured mortgage loan of $82.2 million requires monthly payments equal to the net cash flow from the property which will be allocated first to interest based on a rate of 3.50% per annum with the remainder applied to principal. The modified mortgage loan matures on September 1, 2006 with an option held by the lender, subject to certain conditions, to extend the term to October 1, 2010. If extended, the loan will require payments of principal and interest at a fixed interest rate of 8.00% per annum based on a 27-year amortization period. The loan provides for the payment of contingent interest up to a maximum of $10.8 million, under certain circumstances, during the extension period. The Company has not recognized any gain or loss as a result of the restructuring, and has accounted for the modified terms prospectively.

6. Unsecured Senior Notes

        The following summarizes the unsecured senior notes outstanding as of September 30, 2003 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date
10 Year Unsecured Senior Notes	6.250%	6.296%	$750,000	01/15/13
10 Year Unsecured Senior Notes	6.250%	6.280%	175,000	01/15/13
12 Year Unsecured Senior Notes	5.625%	5.636%	300,000	04/15/15
12 Year Unsecured Senior Notes	5.000%	5.075%	250,000	06/01/15

Total principal			1,475,000
Net discount			(4,769)

Total			$1,470,231

(1)
Interest rate on issuance date including the effects of discounts on the notes.

        The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At September 30, 2003, the Company was in compliance with each of these financial restrictions and requirements.

7. Unsecured Bridge Loan and Unsecured Line of Credit

        During 2002, the Company obtained unsecured bridge financing totaling $1.0 billion (the "Unsecured Bridge Loan") in connection with the acquisition of 399 Park Avenue. The Unsecured Bridge Loan required interest only payments at a per annum variable rate of Eurodollar + 1.45% with a maturity date in September 2003 and was pre-payable at any time prior to its maturity without a prepayment penalty. On January 17, 2003, the Company repaid the remaining balance outstanding under the Unsecured Bridge Loan totaling approximately $105.7 million and has no ability to borrow additional funds under the Unsecured Bridge Loan.

        On January 17, 2003, the Company extended its $605.0 million unsecured revolving credit facility (the "Unsecured Line of Credit") for a three year term expiring on January 17, 2006 with a provision for a one year extension at the option of the Company, subject to certain conditions. Outstanding balances under the Unsecured Line of Credit bear interest at a per annum variable rate of Eurodollar + 0.70%. In addition, a facility fee equal to 20 basis points per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in the Company's unsecured debt ratings. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a reduced Eurodollar rate. At September 30, 2003, there were no amounts outstanding under the Unsecured Line of Credit.

        The terms of the Unsecured Line of Credit require that the Company maintain a number of customary financial and other covenants on an ongoing basis, including: (1) an unsecured loan-to-value ratio against our total borrowing base not to exceed 60%, unless our leverage ratio exceeds 60%, in which case it is not to exceed 55%, (2) a secured debt leverage ratio not to exceed 55%, (3) a debt service coverage ratio of at least 1.40 for our borrowing base properties, (4) a fixed charge coverage ratio of at least 1.30 and a debt service coverage ratio of at least 1.50, (5) a leverage ratio not to exceed 60%, however for five consecutive quarters (not including the two quarters prior to expiration) the leverage ratio can go to 65%, (6) limitations on additional indebtedness and stockholder distributions, and (7) a minimum net worth requirement. As of September 30, 2003, the Company was in compliance with each of these financial and other covenant requirements.

8. Commitments and Contingencies

General

        In the normal course of business, the Company guarantees its performance of services or indemnifies third parties against its negligence.

        The Company has letter of credit and performance obligations of approximately $17.8 million related to lender and development requirements.

        The Company has certain indebtedness guarantee obligations with lenders primarily related to rent shortfalls and re-tenanting costs for certain properties. At September 30, 2003, the Company had a guarantee obligation outstanding totaling approximately $1.4 million related to the re-tenanting of an unconsolidated joint venture property. In addition, the Company and one of its joint venture partners have agreed to guarantee up to $7.5 million and $22.5 million, respectively, of a construction loan on behalf of a joint venture entity. The amounts guaranteed are subject to decrease (and elimination) upon the satisfaction of certain operating performance and financial measures. In the event the guarantee of the Company's partner is unenforceable, the Company has agreed to satisfy its guarantee obligations. The Company's partner has agreed to reimburse the Company for any amounts the Company pays in satisfaction of its partner's guarantee obligations.

        The Company's joint venture agreements generally include provisions whereby each partner has the right to initiate a purchase or sale of its interest in the joint ventures. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

        Because the Company is organized as a limited partnership, it is generally not subject to federal income taxes, but is subject to certain state and local taxes. In the normal course of business, certain entities through which the Company owns real estate either have undergone, or are currently undergoing, tax audit. Although the Company believes that it has substantial arguments in favor of its positions in the ongoing audits, in some instances there is no controlling precedent or interpretive guidance on the specific point at issue. Collectively, tax deficiency notices received to date from the jurisdictions conducting the ongoing audits have not been material. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on the Company's results of operations.

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

        The Company carries earthquake insurance on its properties located in areas known to be subject to earthquakes in an amount and subject to deductibles and self-insurance that the Company believes are commercially reasonable. However, the amount of the Company's earthquake insurance coverage may not be sufficient to cover losses from earthquakes. As a result of increased costs of coverage and decreased availability, the amount of third-party earthquake insurance the Company may be able to purchase in the marketplace upon commercially reasonable terms has been reduced. In addition, the Company may discontinue earthquake insurance on some or all of its properties in the future if the premiums exceed the Company's estimation of the value of the coverage.

        In January 2002, the Company formed a wholly-owned insurance subsidiary, IXP, Inc. ("IXP"), to act as a captive insurance company and be one of the elements of its overall insurance program. IXP acts as a primary carrier with respect to a portion of the Company's earthquake insurance coverage for its Greater San Francisco properties. Insofar as the Company owns IXP, the Company is responsible for its liquidity and capital resources, and the accounts of IXP are part of the Company's consolidated financial statements. If the Company experiences a loss and IXP is required to pay under its insurance policy, the Company would ultimately record the full amount of the loss. Therefore insurance coverage provided by IXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance. In the future IXP may provide additional or different coverage, as a reinsurer or a primary insurer, depending on the availability and cost of third-party insurance in the marketplace and the level of self insurance that the Company believes is commercially reasonable.

        There are other types of losses, such as from wars, acts of nuclear, biological or chemical terrorism or the presence of mold at the Company's properties, for which the Company cannot obtain insurance at all or at a reasonable cost. With respect to such losses and losses from acts of terrorism, earthquakes or other catastrophic events, if the Company experiences a loss that is uninsured or that exceeds policy limits, the Company could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties. Depending on the specific circumstances of each affected property, it is possible that the Company could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect the Company's business and financial condition and results of operations.

9. Redeemable Partnership Units

        As of September 30, 2003, the redeemable partnership units consisted of 22,372,441 OP Units and 5,400,661 Series Two Preferred Units.

        On August 12, 2003, the Company completed the redemption of all of its Series One Preferred Units by converting the remaining 2,365,301 Series One Preferred Units into 2,102,480 OP Units.

        On August 15, 2003, the Company paid a distribution on 2,368,828 Series One Preferred Units of $0.61625 per unit and paid a distribution on 5,400,661 Series Two Preferred Units of $0.88219 per unit.

        On September 11, 2003, Boston Properties, Inc., as general partner of the Company, declared a distribution on the OP Units in the amount of $0.63 per OP Unit payable on October 31, 2003 to OP Unitholders of record as of the close of business on September 30, 2003.

        Due to the redemption option and the conversion option existing outside the control of the Company, such OP Units and Preferred Units are not included in Partners' Capital and are reflected in the consolidated balance sheets at an amount equivalent to the value of such units had such units been redeemed at September 30, 2003 and December 31, 2002, respectively. Included in preferred distributions in the consolidated statements of operations is accretion of approximately $1.8 million and $2.0 million for the nine months ended September 30, 2003 and 2002, respectively, and $0.6 million and $0.6 million for the three months ended September 30, 2003 and 2002, respectively, which represents the accretion of Preferred Units from the value at issuance to the liquidation value.

10. Partners' Capital

        As of September 30, 2003, Boston Properties, Inc. had 1,199,501 general partner units and 96,378,164 limited partner units outstanding.

11. Discontinued Operations

        Effective January 1, 2002, as required, the Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superceded SFAS No. 121. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lesser of book value or fair value less cost to sell. SFAS No. 144 retains the requirements of SFAS No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The Company sold 875 Third Avenue and the Candler Building during the three months ended March 31, 2003 and has presented these properties as discontinued operations in its statements of operations for the nine and three months ended September 30, 2003 and 2002. Additionally, the Company sold Fullerton Square, 7600, 7700 and 7702 Boston Boulevard and 2391 West Winton Avenue during the year ended December 31, 2002, the Company has presented these properties as discontinued operations in its statements of operations for the nine and three months ended September 30, 2002. The Company has not included certain properties, which were sold during 2002 and 2003, in its presentation of discontinued operations as the Company continues to provide, for a fee, ongoing property management services. The following table summarizes income from discontinued operations and the related realized gains on sales of real estate for the nine and three months ended September 30, 2003 and 2002:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Total revenue	$4,316	$37,856	$—	$12,743
Operating expenses	(1,538)	(12,917)	—	(4,506)
Interest expense	(296)	(8,882)	—	(2,949)
Depreciation and amortization	(127)	(4,641)	—	(1,601)

Income from discontinued operations	$2,355	$11,416	$—	$3,687

Realized gains on sales of real estate	$91,942	$21,629	$—	$14,483

12. Earnings Per Common Unit

        Earnings per common unit have been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both the net income and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income available to common unitholders by the weighted average number of common units outstanding during the period. Other potentially diluted common units, and the related impact on earnings, are considered when calculating diluted earnings per common unit.

	For the Three Months Ended September 30, 2003 (in thousands, except for per unit amounts)
	Income (Numerator)	Units (Denominator)	Per Unit Amount
Basic Earnings:
Income available to common unitholders before discontinued operations	$69,910	118,846	$0.59
Discontinued operations	—	—	—

Net income available to common unitholders	69,910	118,846	0.59
Effect of Dilutive Securities:
Stock Options	—	1,823	(0.01)

Diluted Earnings:
Net income	$69,910	120,669	$0.58

	For the Three Months Ended September 30, 2002 (in thousands, except for per unit amounts)
	Income (Numerator)	Units (Denominator)	Per Unit Amount
Basic Earnings:
Income available to common unitholders before discontinued operations	$68,923	115,402	$0.59
Discontinued operations	18,170	—	0.16

Net income available to common unitholders	87,093	115,402	0.75
Effect of Dilutive Securities:
Stock Options	—	1,277	—

Diluted Earnings:
Net income	$87,093	116,679	$0.75

	For the Nine Months Ended September 30, 2003 (in thousands, except for per unit amounts)
	Income (Numerator)	Units (Denominator)	Per Unit Amount
Basic Earnings:
Income available to common unitholders before discontinued operations	$280,599	117,337	$2.39
Discontinued operations	94,297	—	0.81

Net income available to common unitholders	374,896	117,337	3.20
Effect of Dilutive Securities:
Stock Options	—	1,482	(0.04)

Diluted Earnings:
Net income	$374,896	118,819	$3.16

	For the Nine Months Ended September 30, 2002 (in thousands, except for per unit amounts)
	Income (Numerator)	Units (Denominator)	Per Unit Amount
Basic Earnings:
Income available to common unitholders before discontinued operations	$189,100	112,880	$1.68
Discontinued operations	33,045	—	0.29

Net income available to common unitholders	222,145	112,880	1.97
Effect of Dilutive Securities:
Stock Options and other	185	1,613	(0.03)

Diluted Earnings:
Net income	$222,330	114,493	$1.94

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

        Rental revenue less operating expenses is not a measure of operating results or cash flows from operating activities as measured by accounting principles generally accepted in the United States of

America, and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate rental revenue less operating expenses in the same manner. The Company considers rental revenue less operating expenses to be an appropriate supplemental measure to net income because it helps both investors and management to understand the core operations of the Company's properties. During 2003, the revenue and expenses of the hotel properties have been included in the operations of the Company. During 2002, the operations of the hotel properties were reflected as a net lease payment in rental revenue and real estate tax expense in property operating expenses.

        Information by geographic area and property type:

        Three months ended September 30, 2003 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey/ Pennsylvania	Total
Rental Revenue:
Class A	$69,273	$52,110	$111,115	$52,427	$17,468	$302,393
Office/Technical	2,192	3,481	—	441	—	6,114
Industrial	66	—	—	161	188	415
Hotels	17,542	—	—	—	—	17,542

Total	89,073	55,591	111,115	53,029	17,656	326,464

% of Total	27.28%	17.03%	34.04%	16.24%	5.41%	100.00%
Operating Expenses:
Class A	26,795	14,638	37,171	20,450	6,728	105,782
Office/Technical	464	939	—	99	—	1,502
Industrial	71	—	—	15	34	120
Hotels	12,829	—	—	—	—	12,829

Total	40,159	15,577	37,171	20,564	6,762	120,233

% of Total	33.40%	12.96%	30.92%	17.10%	5.62%	100.00%

Rental revenue less operating expenses	$48,914	$40,014	$73,944	$32,465	$10,894	$206,231

% of Total	23.72%	19.40%	35.86%	15.74%	5.28%	100.00%

        Three months ended September 30, 2002 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey/ Pennsylvania	Total
Rental Revenue:
Class A	$69,932	$55,408	$73,637	$55,490	$16,254	$270,721
Office/Technical	2,070	3,498	—	473	—	6,041
Industrial	266	—	—	173	192	631
Hotels	20,007	—	—	—	—	20,007

Total	92,275	58,906	73,637	56,136	16,446	297,400

% of Total	31.03%	19.81%	24.76%	18.88%	5.52%	100.00%
Operating Expenses:
Class A	28,409	15,517	23,243	20,165	6,441	93,775
Office/Technical	478	656	—	95	—	1,229
Industrial	66	—	—	16	32	114
Hotels	13,524	—	—	—	—	13,524

Total	42,477	16,173	23,243	20,276	6,473	108,642

% of Total	39.10%	14.89%	21.39%	18.66%	5.96%	100.00%

Rental revenue less operating expenses	$49,798	$42,733	$50,394	$35,860	$9,973	$188,758

% of Total	26.38%	22.64%	26.70%	19.00%	5.28%	100.00%

        The following is a reconciliation of rental revenue less operating expenses to income before minority interests in property partnerships, income from unconsolidated joint ventures, gains on sales of real estate and other assets, discontinued operations and preferred distributions:

	Three Months Ended September 30,
	2003	2002
	(in thousands)
Rental revenue less operating expenses	$206,231	$188,758
Add:
Development and management services	3,616	2,571
Interest and other	1,089	1,222
Less:
General and administrative	(11,183)	(9,956)
Interest expense	(75,343)	(65,476)
Depreciation and amortization	(53,155)	(43,833)
Net Derivative gains/(losses)	885	(5,284)

Income before minority interests in property partnerships, income from unconsolidated joint ventures, gains on sales of real estate and other assets, discontinued operations and preferred distributions	$72,140	$68,002

        Nine months ended September 30, 2003 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey/ Pennsylvania	Total
Rental Revenue:
Class A	$209,356	$146,552	$324,466	$157,133	$52,749	$890,256
Office/Technical	6,625	10,608	—	1,300	—	18,533
Industrial	582	—	—	469	576	1,627
Hotels	48,001	—	—	—	—	48,001

Total	264,564	157,160	324,466	158,902	53,325	958,417

% of Total	27.61%	16.40%	33.85%	16.58%	5.56%	100.00%
Operating Expenses:
Class A	76,999	41,042	99,816	59,234	19,952	297,043
Office/Technical	1,545	2,860	—	304	—	4,709
Industrial	288	—	—	49	106	443
Hotels	36,258	—	—	—	—	36,258

Total	115,090	43,902	99,816	59,587	20,058	338,453

% of Total	34.00%	12.97%	29.49%	17.61%	5.93%	100.00%

Rental revenue less operating expenses	$149,474	$113,258	$224,650	$99,315	$33,267	$619,964

% of Total	24.11%	18.26%	36.24%	16.02%	5.37%	100.00%

        Nine months ended September 30, 2002 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey/ Pennsylvania	Total
Rental Revenue:
Class A	$198,462	$165,222	$209,026	$164,247	$49,694	$786,651
Office/Technical	6,251	10,625	—	1,426	—	18,302
Industrial	791	—	—	932	571	2,294
Hotels	32,545	—	—	—	—	32,545

Total	238,049	175,847	209,026	166,605	50,265	839,792

% of Total	28.34%	20.94%	24.89%	19.84%	5.99%	100.00%
Operating Expenses:
Class A	75,288	45,038	66,046	57,092	19,195	262,659
Office/Technical	1,314	2,020	—	284	—	3,618
Industrial	236	—	—	136	105	477
Hotels	16,710	—	—	—	—	16,710

Total	93,548	47,058	66,046	57,512	19,300	283,464

% of Total	33.00%	16.60%	23.30%	20.29%	6.81%	100.00%

Rental revenue less operating expenses	$144,501	$128,789	$142,980	$109,093	$30,965	$556,328

% of Total	25.97%	23.15%	25.70%	19.61%	5.57%	100.00%

        The following is a reconciliation of rental revenue less operating expenses to income before minority interests in property partnerships, income from unconsolidated joint ventures, gains on sales of real estate and other assets, discontinued operations and preferred distributions:

	Nine Months Ended September 30,
	2003	2002
	(in thousands)
Rental revenue less operating expenses	$619,964	$556,328
Add:
Development and management services	13,635	7,979
Interest and other	2,167	4,804
Less:
General and administrative	(33,610)	(34,589)
Interest expense	(224,435)	(190,657)
Depreciation and amortization	(153,221)	(127,519)
Net Derivative losses	(1,038)	(10,413)
Loss from early extinguishment of debt	(1,474)	—
Loss on investments in securities	—	(4,297)

Income before minority interests in property partnerships, income from unconsolidated joint ventures, gains on sales of real estate and other assets, discontinued operations and preferred distributions	$221,988	$201,636

14. Pro Forma Financial Information

        The accompanying unaudited pro forma information for the nine months ended September 30, 2003 and 2002 is presented as if (1) the acquisition of 399 Park Avenue on September 25, 2002 and (2) the dispositions of Fullerton Square on March 4, 2002, 7600, 7700, and 7702 Boston Boulevard on March 4, 2002, One and Two Independence Square on November 22, 2002, 2391 West Winton on December 2, 2002, the Candler Building on January 28, 2003, 875 Third Avenue on February 4, 2003 and 2300 N Street on March 18, 2003 had occurred prior to January 1, 2002. This pro forma information is based upon the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto.

        This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

	Nine Months Ended September 30,
Pro Forma
	2003	2002
	(in thousands, except for per unit amounts)
Total revenue	$971,288	$908,794
Net income available to common unitholders	$216,504	$210,646
Basic earnings per common unit:
Net income available to common unitholders	$1.85	$1.87
Weighted average number of common units outstanding	117,337	112,880
Diluted earnings per common unit:
Net income available to common unitholders	$1.82	$1.84
Weighted average number of common and common equivalent units outstanding	118,819	114,493

15. Recent Accounting Pronouncements

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

        In April 2002, the FASB issued SFAS No. 145, which updates, clarifies, and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. The statement rescinds SFAS No. 4 and SFAS No. 64, which required net gains or losses from the extinguishment of debt to be classified as an extraordinary item in the income statement. The Company anticipates that these gains and losses will no longer be classified as extraordinary as they are not unusual and infrequent in nature. During the nine months ended September 30, 2003, the Company recorded a loss from continuing operations of approximately $1.5 million relating to the pre-payment of a loan. The changes required by SFAS No. 145 are not expected to have a material impact on the Company's financial position or liquidity.

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after September 15, 2003. On November 7, 2003, the FASB deferred the effective date of paragraphs 9 and 10 of SFAS No. 150 as they apply to mandatorily redeemable noncontrolling interests in order to address a number of interpretation and implementation issues. The Company has determined that one of its consolidated finite life joint ventures qualifies as a mandatorily redeemable noncontrolling interest. As provided in the joint venture agreement, upon the termination of the partnership on December 31, 2027, should the parties elect not to further extend the agreement, the net assets of the joint venture will be distributed in proportion to each partners ownership interest. Although no such obligation exists at September 30, 2003, if the Company were to dissolve the partnership or sell the underlying real estate assets and satisfy any outstanding obligations, the Company estimates that it would have to pay approximately $12.0 million to the minority interest holder.

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

        In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses or receive a majority of the entity's expected residual returns if they occur, or both. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In October 2003, the FASB deferred the effective date of FIN 46 to interim periods ending after December 15, 2003 in order to address a number of interpretation and implementation issues. The Company is currently evaluating and assessing the impact of this interpretation.

16. Subsequent Events

        On October 8, 2003, the Company acquired 1333 New Hampshire Avenue, a 320,000 square foot Class A office property in Washington, D.C. at a purchase price of approximately $111.6 million. The acquisition was financed with borrowings under the Company's unsecured revolving credit facility and available cash. The property is 100% leased.

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

  •
  Risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities)

  •
  Risks associated with downturns in the national and local economies (including increased unemployment in our core markets), increases in interest rates, and volatility in the securities markets

  •
  Risks associated with an increase in the frequency and scope of changes in state and local tax laws and increases in the number of state and local tax audits

  •
  Costs of compliance with the Americans with Disabilities Act and other similar laws

  •
  Potential liability for uninsured losses and environmental contamination

  •
  Risks associated with our general partner's potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended

  •
  Possible adverse changes in tax and environmental laws, as well as the impact of newly adopted accounting principles on a period-to-period comparisons of financial results

  •
  Risks associated with our dependence on key personnel whose continued service is not guaranteed.

        The risks set forth above are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can it assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. From time to time, we evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Real Estate

        Upon acquisitions of real estate, we assess the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, acquired above and below market leases, other identified intangible assets, origination costs and acquired in-place leases in accordance with SFAS No. 141) and acquired liabilities, and allocate purchase price based on these assessments, including land at appraised value and buildings at replacement cost. We assess fair value based on estimated cash flow projections that utilize discount and capitalization rates deemed appropriate by management and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions that may affect the property. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. Our properties are reviewed for impairment if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. If we incorrectly estimate the values at acquisition or the undiscounted cash flows, initial allocations of purchase price and future impairment charges may be different.

        We record acquired "above and below" market leases at their fair value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management's estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values which are based on our evaluation of the specific characteristics of each tenant's lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.

        Real estate is stated at depreciated cost. The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, internal wages, property taxes, insurance, and other project costs incurred during the period of development.

        We periodically review our properties to determine if our carrying amounts will be recovered from future operating cash flows. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Because cash flows on properties considered to be "long-lived assets to be held and used" as defined by SFAS No. 144 are considered on an undiscounted basis to determine whether an asset has been impaired, our established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale or disposal date, an impairment loss may be recognized and such loss could be material. If we determine that impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date.

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

Investments in Unconsolidated Joint Ventures

        We account for our investments in joint ventures under the equity method of accounting as we exercise significant influence, but do not control these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over 40 years. Under the equity method of accounting, the net equity investment is reflected on our consolidated balance sheet, and our share of net income or loss from the joint ventures is included on our consolidated statements of operations. The joint venture agreements may designate different percentage allocations among the investors for profits and losses; however our recognition of joint venture income or loss generally follows the joint ventures' distribution priorities, which may change upon the achievement of certain investment return thresholds.

        We serve as the development manager for the joint venture at 901 New York Ave currently under development. The profit on development fees received from this joint venture is recognized to the extent attributable to the outside interest in the joint venture.

Revenue Recognition

        Base rental revenue is reported on a straight-line basis over the terms of our respective leases. In accordance with SFAS No. 141, we recognize rental revenue of acquired in-place "above and below"

market leases at their fair value over the terms of the respective leases. Accrued rental income represents rental income recognized in excess of rent payments actually received pursuant to the terms of the individual lease agreements. We maintain an allowance against accrued rental income for future potential tenant credit losses. The credit assessment is based on the estimated accrued rental income that is recoverable over the term of the lease. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants' payment history and current credit status, as well as certain industry or geographic specific credit considerations. If our estimates of collectibility differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases was approximately 7.1 years as of September 30, 2003. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants' risk profiles prior to lease execution and continual monitoring of our portfolio to identify potential problem tenants.

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

Depreciation

        We compute depreciation and amortization on our properties using the straight-line method based on estimated useful asset lives. In accordance with SFAS No. 141, we allocate the acquisition cost of real estate to land, building, tenant improvements, acquired "above-" and "below-" market leases, origination costs and acquired in-place leases based on an assessment of their fair value and depreciate or amortize these assets over their useful lives.

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

Overview

        Our highlights of the three months ended September 30, 2003 included the following:

  •
  On August 5, 2003, we acquired the remaining outside interests in One Freedom Square and Two Freedom Square joint venture properties located in Reston, Virginia for an aggregate of $36 million of cash and the assumption of the outside partner's share of the mortgage debt on the properties of approximately $56.4 million and $35.4 million, respectively. Subsequent to the acquisition, we repaid in full the mortgage debt on the Two Freedom Square property totaling $70.7 million.

  •
  On August 5, 2003, we acquired three parcels of land totaling approximately 5.8 acres in Reston, Virginia for $13.5 million. The site will support approximately 507,000 square feet of commercial development.

  •
  On August 12, 2003, we exercised our redemption right and caused all of the outstanding Series One Preferred Units to be converted into common units.

  •
  On August 19, 2003, we recognized a gain on sale of $1.6 million related to the transfer of the remaining mortgage on the Five Times Square property in New York City.

  •
  On September 4, 2003, we modified a $87.9 million mortgage loan that is secured by the 601 and 651 Gateway Boulevard properties in South San Francisco, California. The loan bore interest at 8.4% per annum and was scheduled to mature on October 1, 2010. In connection with the modification, we repaid $5.7 million of principal. The modified mortgage loan of $82.2 million requires monthly payments equal to the net cash flow from the property which will be allocated first to interest based on a rate of 3.5% per annum with the remainder applied to principal. The modified mortgage loan matures on September 1, 2006.

  •
  On September 9, 2003, we completed registered exchange offers for our 5.625% senior notes due 2015 and 5.00% senior notes due 2015, as required by agreements with the initial purchasers of the notes. The exchanges did not involve any changes in principal amount, interest rate or other terms of the notes.

  •
  On September 11, 2003, we entered into a joint venture with an unaffiliated third party to pursue the development of a Class A office property at 801 New Jersey Avenue in Washington, D.C. that would support approximately 1.1 million square feet of commercial development. We made an initial cash contribution of $3.0 million for a 50% interest in the joint venture.

        During the third quarter of 2003, we implemented the following corporate governance improvements to address certain current and proposed legal requirements promulgated under the Sarbanes-Oxley Act of 2002:

  •
  The Board of Directors of Boston Properties, Inc. determined that Alan J. Patricof, the Chairman of our Audit Committee, qualifies as an "audit committee financial expert" as such term is defined under Item 401 of Regulation S-K.

  •
  The Audit Committee of Boston Properties, Inc. adopted, and the Board of Directors ratified, our Audit and Non-Audit Services Pre-Approval Policy, which sets forth the procedures and the conditions pursuant to which permissible services proposed to be performed by our independent public accountants may be pre-approved.

  •
  The Board of Directors of Boston Properties, Inc. adopted a Code of Business Conduct and Ethics, which governs business decisions made and actions taken by our directors, officers and employees. A copy of this code is available on our website at http://www.bostonproperties.com under the heading "Investors" and subheading "Governance."

  •
  The Audit Committee of Boston Properties, Inc. adopted Audit Committee Complaint Procedures relating to the receipt, treatment and retention of complaints received by the Company from its employees regarding accounting, internal accounting controls or auditing matters.

Results of Operations

        At September 30, 2003, we owned 139 properties (the "Total Property Portfolio"). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. We do not believe that our period-to-period financial data are comparable. Therefore, the comparison of operating results for the three and nine months ended September 30, 2003 and 2002 show separately changes attributable to the properties that were owned by us throughout each period compared (the "Same Property Portfolio") and the changes attributable to the Total Property Portfolio.

        Commencing during the third quarter of 2002, we began reporting on a consolidated basis the gross operating revenues and expenses associated with our ownership of the hotels through our taxable REIT subsidiary, whereas in the past we only reported net lease payments and real estate taxes. As a result the reporting of the hotel operations for the nine month period ended September 30, 2003 is not directly comparable to the same period in 2002. Therefore, hotel revenue and hotel expenses have been netted against hotel revenues for the three month period ended September 30, 2003 (otherwise entitled "Hotel Net Operating Income") to provide a basis of comparison to prior periods.

Comparison of the nine months ended September 30, 2003 to the nine months ended September 30, 2002.

        The table below reflects selected operating information for the Same Property Portfolio and the Total Property Portfolio for the nine months ended September 30, 2003 and September 30, 2002. The Same Property Portfolio consists of the 121 properties totaling approximately 25.5 million square feet of office space and three hotel properties acquired or placed in service on or prior to January 1, 2002 and owned through September 30, 2003. The Total Property Portfolio includes the effect of properties either placed in service or acquired after January 1, 2002 or disposed of on or prior to September 30, 2003.

	Same Property Portfolio				Total Portfolio
	2003	2002	Increase/ (Decrease)	% Change	2003		2002		Increase/ (Decrease)	% Change
Revenue:
Rental Revenue	$694,969	$689,713	$5,256	0.76%	$905,500		$803,844		$101,656	12.65%
Termination Income	4,916	3,096	1,820	58.79%	4,916		3,596		1,320	36.71%
Development and Management Services	—	—	—	—	13,635		7,979		5,656	70.89%
Interest and Other	—	—	—	—	2,167		4,804		(2,637)	-54.89%

Total Revenue	699,885	692,809	7,076	1.02%	926,218	(1)	820,223	(2)	105,995	12.92%

Operating Expenses	251,078	240,295	10,783	4.49%	302,195	(1)	266,753	(3)	35,442	13.29%

Net Operating Income	448,807	452,514	(3,707)	-0.82%	624,023		553,470		70,553	12.75%

Hotel Net Operating Income	11,743	15,641	(3,898)	-24.92%	11,743		15,641		(3,898)	-24.92%

Expenses:
General and Administrative	—	—	—	—	33,610		34,589		(979)	-2.83%
Interest	—	—	—	—	224,435		190,657		33,778	17.72%
Depreciation and Amortization	110,734	105,202	5,532	5.26%	153,221		127,519		25,702	20.16%
Net derivative (gains)/ losses	—	—	—	—	1,038		10,413		(9,375)	-90.03%
Loss from early extinguishment of debt	—	—	—	—	1,474		—		1,474	100.00%
Loss of investment in securities	—	—	—	—	—		4,297		(4,297)	-100.00%

Total Expenses	110,734	105,202	5,532	5.26%	413,778		367,475		46,303	12.60%

Income before minority interests	$349,816	$362,953	$(13,137)	-3.62%	$221,988		$201,636		$20,352	10.09%

Income from unconsolidated joint ventures	$2,379	$3,841	$(1,462)	-38.06%	$5,354		$5,871		$(517)	-8.81%

Gains on sales of real estate	—	—	—	—	$70,627		$4,431		$66,196	1,493.93%

Income from discontinued operations	—	—	—	—	$2,355		$11,416		$(9,061)	-79.37%

Gains on sales of real estate from discontinued operations	—	—	—	—	$91,942		$21,629		$70,313	325.09%

Preferred distribution	—	—	—	—	$18,575		$24,741		$(6,166)	-24.92%

(1)
Excludes Hotel Revenue and Hotel Operating Expenses of $48,001 and $36,258 for the nine months ended September 30, 2003, which is included as part of Total Revenue and Hotel Operating Expenses on the Consolidated Statements of Operations. These amounts have been presented as Hotel Net Operating Income in the table above.

(2)
Excludes Hotel Rental Revenue of $12,345, which is included in Rental Revenue for the nine month period on the Consolidated Statements of Operations. Excludes Hotel Revenue of $20,007 for the nine months ended September 30, 2002, which is included as part of Total Revenue on the Consolidated Statements of Operations. These amounts have been included as part of Hotel Net Operating Income in the table above.

(3)
Excludes Hotel Operating Expenses of $3,187, which is included in Rental Operating Expenses for the nine month period on the Consolidated Statements of Operations. Excludes Hotel Operating Expenses of $13,524 which is included as part of Hotel Operating Expenses on the Consolidated Statements of Operations. These amounts have been included as part of Hotel Net Operating Income in the table above.

Rental Revenue

        The increase in rental revenue of $101.7 million in the Total Portfolio primarily relates to new leases signed and in place in connection with the acquisition of 399 Park Avenue in the third quarter of 2002, the commencement of occupancy and the timing of the lease-up at 111 Huntington Avenue in the fourth quarter of 2001, the placing into service of Five Times Square in the first quarter of 2002, and the purchase of the remaining interests in One and Two Discovery Square as of April 1, 2003 and One and Two Freedom Square as of August 5, 2003. These additions to the portfolio increased revenue by approximately $123 million, offset by a decrease of $34 million due to the sale of One and Two

Independence Square and 2300 N Street during 2002 and 2003 that have not been classified as discontinued operations due to our continuing involvement in the management of the properties. These increases are offset by decreases in occupancy rates from 95.1% at September 30, 2002 to 92.2% at September 30, 2003 and decreased rent on rollovers and new leases.

Termination Income

        Termination income for the nine months ended September 30, 2003 was primarily related to seventeen tenants across the portfolio that terminated their leases and made termination payments totaling approximately $4.9 million. This compared to termination income earned during the nine months ended September 30, 2002 related to sixteen tenants totaling $3.6 million.

Development and Management Services

        The increase in development and management services income of $5.7 million primarily resulted from the recognition of fees in the current year on certain third-party development projects, some of which were begun in 2002, and an overall increase in management fees due to the continuing involvement in properties sold during 2003. Development fees increased by $2.1 million on the 90 Church Street project in New York City related to the services provided to remediate damages resulting from the events of September 11, 2001. There was an overall increase of $1.6 million in development fees in Washington, D.C. on the National Institute of Health and 901 New York Ave. In Reston Virginia, overall development fees increased by approximately $0.5 million related to One and Two Discovery Square and One and Two Freedom Square which have since been completed. The remaining increases relate to new management agreements as well as an overall increase in the development activity for the nine months ended September 30, 2003.

Interest and Other Income

        Interest and other income decreased by $2.6 million in the Total Portfolio for the nine months ended September 30, 2003. Of the total variance, approximately $1.0 million is a result of interest earned on a note receivable related to the sale of real estate in September 2002. In addition, during 2002 there was a one-time refund of approximately $1.3 million, which related to the resolution of a prior-year tax matter.

Operating Expenses

        Property operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Same Property Portfolio increased during the nine months ended September 30, 2003 primarily due to increases in real estate taxes of $6.5 million, or 3%, and increases in insurance of $1.7 million, or 1%. The increases in real estate taxes are due to higher property tax assessments and rate increases. Increases in insurance premiums in the Same Property Portfolio and Total Portfolio are related to increases in premium rates on existing coverage as well as the increased cost to purchase coverage under the federal Terrorism Risk Insurance Act of 2002. Small increases in the other property operating expenses account for the remaining difference. Additional increases in property operating expenses in the Total Property Portfolio were primarily due to the additions of the Five Times Square, 399 Park Avenue, One and Two Discovery Square, One and Two Freedom Square, 111 Huntington Avenue properties and other properties that we acquired or placed in service after January 1, 2002. The office leases include reimbursements from tenants for a portion of these operating expenses. The increases were offset by a decrease of $7.9 million related to One and Two Independence Square and 2300 N Street which were sold during 2002 and 2003 that have not been classified as discontinued operations due to our continuing involvement in the management of the properties.

Hotel Net Operating Income

        Net operating income for the hotel properties decreased by $3.9 million or approximately 24.92% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Average occupancy and Revenue per Available Room ("REVPAR") for the hotel properties were 78.3% and $127.73, respectively, for the nine months ended September 30, 2003 compared to 82.0% and $147.05, respectively, for the nine months ended September 30, 2002. These decreases are due to the general continued downturn in the economy and the resulting effect on business travel and the tourism industry. While our three Boston area hotels have not shown any improvement, we expect the business travel and tourism industries to recover gradually and we believe net operating income for our hotel properties will increase in 2004.

Other Expenses

        General and administrative expenses in the Total Portfolio decreased during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 by $1 million or 2.83%. A decrease of $2.8 million is related to the write-off of unrecoverable leasing commissions related to our termination of the lease with Arthur Andersen for 620,947 square feet at the Times Square Tower during the second quarter of 2002. In addition, an increase of $1.0 million is attributed to changes in the form of equity-based compensation, as further described below.

        In 2003, Boston Properties, Inc. transitioned to using solely restricted stock and/or long-term incentive plan units of limited partnership ("LTIP units"), as opposed to granting stock options and restricted stock, under the 1997 Stock-Option and Incentive Plan, as amended as our primary vehicle for employee equity compensation. Employees vest in restricted stock and LTIP units over a five-year term. Restricted stock and LTIP units are measured at fair value on the date of grant based on the number of shares or units granted and the price of Boston Properties, Inc.'s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. To the extent restricted stock or LTIP units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to "Stock-based compensation." Stock-based compensation expense associated with restricted stock was $1.8 million during the nine months ended September 30, 2003. Stock-based compensation associated with $6.1 million of restricted stock which was granted in January 2003 will be expensed as such restricted stock vests ratably over the five-year vesting period.

        Interest expense for the Total Portfolio increased as a result of having a higher average outstanding debt balance as compared to the prior period, replacement of variable rate debt with primarily higher unsecured fixed rate debt and a decrease in the amount of capitalized interest on development projects. This was primarily due to placing into service and cessation of interest capitalization on Five Times Square, 111 Huntington Avenue, Two Freedom Square, Shaw's Supermarket and 611 Gateway and the issuance of $1.5 billion of fixed rate unsecured senior notes. Our total debt outstanding at September 30, 2003 was approximately $4.9 billion compared to $5.5 billion at September 30, 2002. In addition, our weighted-average interest rates increased from the previous period from 5.81% at September 30, 2002 to 6.41% at September 30, 2003. As a result of replacing variable rate debt with fixed rate debt, our weighted-average interest rates and interest expense on a quarter to quarter basis will continue to increase in future periods.

        Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the nine months ended September 30, 2003 and 2002 was $3.8 million and $4.0 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the nine months ended

September 30, 2003 and 2002 was $14 million and $17.8 million, respectively. These costs are not included in the interest expense referenced above.

        Depreciation and amortization expense for the Total Portfolio increased as a result of the additions of the Five Times Square, 111 Huntington Avenue, 399 Park Avenue, One and Two Discovery Square, One and Two Freedom Square, 611 Gateway and other properties which we acquired or placed in service after January 1, 2002. The increases were offset by decreases related to properties that were sold during 2002 and 2003 that were not classified as discontinued operations.

        Net derivative losses for the Total Portfolio represent the mark-to-market of our derivative contracts and payments that were not effective for accounting purposes. During the nine months ended September 30, 2003, we paid interest in the amount of $5.7 million related to the difference between actual interest rates and our contracted rate. This was offset by an increase in the fair value of our contracts. The fair value of our derivative contracts is included on our balance sheet at September 30, 2003. As a result of our contract modification in August 2003 we will have no further earnings volatility on the remaining $150 million derivative. See Item 3—Quantitative and Qualitative Disclosures about Market Risk.

Joint Ventures

        The decrease in income from unconsolidated joint ventures in the total portfolio as well as the same property is related to the purchase of the remaining interests in One and Two Discovery Square and One and Two Freedom Square. One and Two Discovery Square are included in the Total Portfolio Revenues as of April 1, 2003. One and Two Freedom Square are included in the Total Portfolio Revenues as of August 5, 2003. The reclassification of these properties caused the overall income from joint ventures to decrease for the nine months ended September 30, 2003.

Other

        Gains on sales of real estate for the nine months ended September 30, 2003 related to the sale of 2300 N Street in the first quarter for a gain of $64.3 million. In the second and third quarter, there was a transfer of certain mortgage issuance costs, as described in Note 5 to the Consolidated Financial Statements, that resulted in a year to date gain of $5.8 million.

        The decrease in income from discontinued operations for the nine months ended September 30, 2003 was a result of the discontinued properties being sold during the first quarter of 2003. Accordingly, we did not recognize a full quarter of revenues and expenses with respect to those properties for the first, second or third quarter of 2003, compared to 2002. In addition, income from discontinued operations for the nine months ended September 30, 2002 included two properties sold during 2002.

        Gains on sales of real estate from discontinued operations for the nine months ended September 30, 2003 primarily related to the gain recognized on the sale of 875 Third Avenue and The Candler Building in Baltimore. The gains on sales for the nine months ended September 30, 2002 are the result of the dispositions of (1) Fullerton Square, consisting of two office/technical properties totaling 179,453 square feet in Springfield, Virginia, (2) 7600, 7700, and 7702 Boston Boulevard, consisting of three buildings totaling 195,227 square feet in Springfield, Virginia, (3) a parcel of land at 681 Gateway in South San Francisco, and (4) a parcel of land known as the Herndon Lumber Site in Herndon, Virginia.

        The decrease in our preferred distribution of $6.2 million for the nine months ended September 30, 2003 was a result of the conversion of 2.8 million preferred units into common units during July 2002.

Comparison of the three months ended September 30, 2003 to the three months ended September 30, 2002.

        The table below reflects selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 125 properties totaling approximately 27.8 million square feet of office space and three hotel properties acquired or placed in service on or prior to January 1, 2002 and owned through September 30, 2003. The Total Property Portfolio includes the effect of properties either placed in service or acquired after January 1, 2002 or disposed of on or prior to September 30, 2003.

	Same Property Portfolio				Total Portfolio
	2003	2002	Increase/ (Decrease)	% Change	2003		2002		Increase/ (Decrease)	% Change
Revenue:
Rental Revenue	$262,522	$259,289	$3,233	1.25%	$307,187		$275,535		$31,652	11.49%
Termination Income	1,735	1,382	353	25.54%	1,735		1,858		(123)	-6.62%
Development and Management Services	—	—	—	—	3,616		2,571		1,045	40.65%
Interest and Other	—	—	—	—	1,089		1,222		(133)	-10.88%

Total Revenue	264,257	260,671	3,586	1.38%	313,627	(1)	281,186	(1)	32,441	11.54%

Operating Expenses	96,195	89,990	6,205	6.90%	107,404	(2)	95,118	(2)	12,286	12.92%

Net Operating Income	168,062	170,681	(2,619)	-1.53%	206,223		186,068		20,155	10.83%

Hotel Net Operating Income	4,713	6,483	(1,770)	-27.3%	4,713		6,483		(1,770)	-27.30%

Expenses:
General and Administrative	—	—	—	—	11,183		9,956		1,227	12.32%
Interest	—	—	—	—	75,343		65,476		9,867	15.07%
Depreciation and Amortization	43,727	40,973	2,754	6.72%	53,155		43,833		9,322	21.27%
Net derivative (gains)/losses	—	—	—	—	(885)		5,284		(6,169)	-116.75%
Loss from early extinguishment of debt	—	—	—	—	—		—		—	—
Loss of investment in securities	—	—	—	—	—		—		—	—

Total Expenses	43,727	40,973	2,754	6.72%	138,796		124,549		14,247	11.44%

Income before minority interests	129,048	$136,191	$(7,143)	-5.24%	$72,140		$68,002		$4,138	6.09%

Income from unconsolidated joint ventures	$858	$1,409	$(551)	-39.11%	$1,343		$2,530		$(1,187)	-46.92%

Gains on sales of real estate	—	—	—	—	$1,637		$4,431		$(2,794)	-63.06%

Income from discontinued operations	—	—	—	—	$—		$3,687		$(3,687)	-100.00%

Gains on sales of real estate from discontinued operations	—	—	—	—	$—		$14,483		$(14,483)	-100.00%

Preferred distribution	—	—	—	—	$5,773		$6,760		$(987)	-14.60%

(1)
Excludes Hotel Revenue of $17,542 and $20,007 for the three months ended September 30, 2003 and 2002, respectively. These amounts are included as part of Total Revenue on the Consolidated Statements of Operations and have been included as part of Hotel Net Operating Income in the table above.

(2)
Excludes Hotel Operating Expenses of $12,829 and $13,524 for the three months ended September 30, 2003 and 2002, respectively. These amounts are included as part of Hotel Operating Expenses on the Consolidated Statements of Operations and have been included as part of Hotel net Operating Income in the table above.

Rental Revenue

        The increase in rental revenue of $31.7 million in the Total Portfolio primarily relates to new leases signed and in place in connection the acquisition of 399 Park Avenue in the third quarter of 2002 and the purchase of the remaining interests of One and Two Discovery Square as of April 1, 2003

and One and Two Freedom Square as of August 5, 2003. These additions to the portfolio increased revenue by approximately $37 million, offset by a decrease of $12.2 million due to the sale of One and Two Independence Square and 2300 N Street during 2002 and 2003 that have not been classified as discontinued operations due to our continuing involvement in the management of the properties. These increases are offset by decreases in occupancy rates from 95.1% at September 30, 2002 to 92.2% at September 30, 2003 and decreased rent on rollovers and new leases.

Termination Income

        The decrease in termination income for the three months ended September 30, 2003 was primarily related to ten tenants across the portfolio that terminated their leases and made termination payments totaling approximately $1.7 million. This compared to termination income from four tenants earned during the three months ended September 30, 2002 totaling $1.9 million.

Development and Management Services

        The increase in development and management services income of $1.0 million primarily resulted from the recognition of fees in the current year on third-party development projects. Development fees increased by $0.5 million in Boston due to the recognition of development fees on the Belvidere and by $0.5 million on the 90 Church Street project in New York City related to the services provided to remediate damages resulting from the events of September 11, 2001. The remaining increases relate to new management deals as well as an overall increase in the development activity for the three months ended September 30, 2003.

Interest and Other Income

        The decrease in interest and other income in the Total Portfolio is a result of less interest earned due to lower interest rates on cash balances during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.

Operating Expenses

        Property operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Same Property Portfolio increased during the three months ended September 30, 2003 primarily due to increases in real estate taxes of $3.7 million, or 4.0%, and increases in insurance of $1 million, or 1.0%. The increase in real estate taxes is due to higher property tax assessments and rate increases. Small increases in the other property operating expenses account for the remaining difference. Increases in insurance premiums in the Same Property Portfolio and Total Portfolio are related to increases in premium rates on existing coverage as well as the increased cost to purchase coverage under the federal Terrorism Risk Insurance Act of 2002. The increase to the Same Property Portfolio was offset by a decrease in operating expenses for the three months ended September 30, 2003, attributed to a decrease in overall occupancy. Increases in Total Portfolio were offset by a decrease of $3 million related to One and Two Independence Square and 2300 N Street which were sold during 2002 and 2003 that have not been classified as discontinued operations due to our continuing involvement in the management of the properties. Additional increases in property operating expenses in the Total Property Portfolio were primarily due to the additions of 399 Park Avenue, One and Two Discovery Square, One and Two Freedom Square and other properties that we acquired or placed in service after July 1, 2002. The office leases include reimbursements from tenants for a portion of these operating expenses.

Hotel Net Operating Income

        Net operating income for the hotel properties decreased by $1.8 million or approximately 27.3% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Average occupancy and REVPAR for the hotel properties were 86.9% and $144.91, respectively, for the three months ended September 30, 2003 compared to 88.1% and $164.77, respectively, for the three months ended September 30, 2002. These decreases are due to the general continued downturn in the economy and the resulting effect on business travel and the tourism industry. While our three Boston area hotels have not shown any improvement, we expect the business travel and tourism industries to recover gradually and we believe net operating income for our hotel properties will increase in 2004.

Other Expenses

        General and administrative expenses in the Total Portfolio increased during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 by $1.2 million or 12.32%. Of this amount, $0.3 million was attributed to changes in the form of equity-based compensation as further described below. Compensation expenses and corporate governance related expenditures have increased approximately $1.0 million from third quarter 2002. Compensation expense includes the cost of any long-term incentive compensation that is expensed over the full term of the vesting period. In addition, we have experienced increased costs associated with the Sarbanes-Oxley Act and D&O insurance.

        In 2003, Boston Properties, Inc. transitioned to using solely restricted stock and/or long term incentive plan units of limited partnership ("LTIP units"), as opposed to stock options granting and restricted stock under the 1997 Stock Option and Incentive Plan, as amended as our primary vehicle for employee equity compensation. Employees vest in restricted stock and LTIP units over a five-year term. Restricted stock and LTIP units are measured at fair value on the date of grant based on the number of shares or units granted and the price of Boston Properties, Inc.'s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. To the extent restricted stock or LTIP units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to "Stock-based compensation." Stock-based compensation expense associated with restricted stock was $0.5 million during the three months ended September 30, 2003. Stock-based compensation associated with $6.1 million of restricted stock which was granted in January 2003 will be expensed as such restricted stock vests ratably over the five-year vesting period.

        Interest expense for the Total Portfolio increased as a result of having a higher average outstanding debt balance as compared to the prior period, replacement of variable rate debt with primarily higher unsecured fixed rate debt. As a result of replacing variable rate debt with fixed rate debt, our interest expense increased over the previous year. Our total debt outstanding at September 30, 2003 was approximately $4.9 billion, compared to $5.5 billion at September 30, 2002. In addition, our weighted-average interest rates increased from the previous period from 5.81% at September 30, 2002 to 6.41% at September 30, 2003.

        Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the three months ended September 30, 2003 and 2002 were $1.3 million and $1.6 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the three months ended September 30, 2003 and 2002 was $5 million and $4.7 million, respectively. These costs are not included in the interest expense referenced above.

        Depreciation and amortization expense for the Total Portfolio increased as a result of the additions of 399 Park Avenue, Shaw's Supermarket, One and Two Discovery Square, One and Two Freedom, 611 Gateway and other properties which we acquired or placed in service after July 1, 2002. The increases were offset by decreases related to properties that were sold during 2002 and 2003 that were not classified as discontinued operations.

        Net derivative losses for the Total Portfolio represent the mark-to-market of our derivative contracts and payments that were not effective for accounting purposes. During the three months ended September 30, 2003, we paid interest in the amount of $1.9 million related to the difference between actual interest rates and our contracted rate. This was offset by an increase in the fair value of our contracts which resulted in a gain on a net basis. The fair value of our derivative contracts is included on our balance sheet at September 30, 2003. As a result of our contract modification in August 2003, we will have no further earnings volatility on the remaining $150 million derivative. See Item 3—Quantitative and Qualitative Disclosures about Market Risk.

Joint Ventures

        The decrease in income from unconsolidated joint ventures in the total portfolio is related to the purchase of the remaining interests in One and Two Discovery Square and One and Two Freedom Square. One and Two Discovery Square are included in the Total Portfolio Revenues as of April 1, 2003. One and Two Freedom Square are included in the Total Portfolio Revenues as of August 5, 2003. The reclassification of these properties caused the overall income from joint ventures to decrease for the nine months ended September 30, 2003.

Other

        Gains on sales of real estate for the three months ended September 30, 2003 related to the transfer of certain mortgage issuance costs, as described in Note 5 to the Consolidated Financial Statements, that resulted in a gain of $1.6 million.

        The decrease in income from discontinued operations for the three months ended September 30, 2003 was a result of the discontinued properties being sold prior to the third quarter of 2003. Accordingly, we did not recognize a full quarter of revenues and expenses with respect to those properties as we did in the prior period.

        The decrease in our preferred distribution of approximately $1.0 million for the three months ended September 30, 2003 was a result of the conversion of 2.8 million preferred units into common units during July 2002.

Liquidity and Capital Resources

        The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows included in Item 1. "Consolidated Financial Statements" and only includes a discussion of material aspects of our liquidity position and commitments for capital expenditures for the periods presented.

Cash Flows

	Nine months ended September 30,
Summary Statements of Cash Flows
	2003	2002	$ Change
	(in thousands)
Cash Provided by Operating Activities	$339,030	$311,590	$27,440
Cash Provided by (Used in) Investing Activities	$285,664	$(1,319,899)	$1,605,563
Cash Provided by (Used in) Financing Activities	$(642,348)	$939,035	$(1,581,383)

        Our principal source of cash flow is related to the operation of our office properties. In addition, over the past year, we have recycled capital through the sale of some of our office properties and raised proceeds from secured and unsecured borrowings. The average term of tenant leases is approximately 7.1 years with occupancy rates historically in the range of 92% to 98%. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and to fund quarterly dividend and distribution payment requirements.

        Cash provided by operating activities totaling $339,030 is impacted by property operations. The average term of tenant leases and high overall portfolio occupancy have minimized variations in operating cash flow during the respective nine-month periods.

        Cash provided by investing activities for the nine months ended September 30, 2003 consisted of the following:

(in thousands)
Proceeds from the sales of real estate	$524,264
The cash provided by investing is partially offset by:
Investments in unconsolidated joint ventures	(4,229)
Recurring capital expenditures	(10,101)
Planned non-recurring capital expenditures associated with acquisition properties	(3,366)
Hotel improvements, equipment upgrades and replacements	(1,669)
Acquisitions/additions to real estate	(219,235)

Net cash provided by investing activities	$285,664

        Cash used in financing activities for the nine months ended September 30, 2003 consisted of the following:

(in thousands)
Net repayments of secured mortgage financing	$(1,036,754)
Distributions	(233,989)
Repayment of the Unsecured Bridge Loan	(105,683)
Net repayments of the Unsecured Line of Credit	(27,043)
Payment of deferred financing costs	(10,819)
The cash used in financing activities is partially offset by:
Proceeds from Unsecured Senior Notes	722,602
Partner Contributions	49,338

Net cash used in financing activities	$(642,348)

General

        We believe that our estimated cash flows and available sources of liquidity will be adequate to meet liquidity needs and non-recurring capital expenditures associated with acquisition properties for the next twelve months. We believe that our principal liquidity needs for the next twelve months are to fund normal recurring expenses, debt service requirements, including the repayment or refinancing of certain loans that mature within the twelve month period, current development costs not covered under construction loans and the minimum distribution required to maintain Boston Properties, Inc.'s REIT qualification under the Internal Revenue Code of 1986, as amended. We believe that these needs will be fully funded from cash flows provided by operating and financing activities.

        We expect to meet liquidity requirements for periods beyond twelve months for the costs of development, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through construction loans, the incurrence of long-term secured and unsecured indebtedness, income from operations and sales of real estate, as well as the possible issuance of additional OP Units and Preferred Units and/or securities of Boston Properties Inc. In addition, we may finance the development, redevelopment or acquisition of additional properties by using our unsecured revolving line of credit or other short term bridge facilities.

        Rental revenue, recovery income from tenants, and other income from operations are our principal sources of capital used to pay operating expenses, debt service and recurring capital expenditures. We seek to increase income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our office real estate management, leasing, development and construction businesses. Consequently, we believe our revenue, together with proceeds from financing activities, will continue to provide the necessary funds for operating expenses, debt service and recurring capital expenditures. However, material changes in these factors may adversely affect our net cash flows. Such changes, in turn, would adversely affect our ability to fund distributions, debt service payments, capital improvements and non-revenue enhancing tenant improvements. In addition, a material adverse change in our cash provided by operations may affect the financial performance covenants under our unsecured line of credit and unsecured senior notes.

        Based on leases in place at September 30, 2003, leases with respect to 1.65% of the square feet of our in-service Class A office space will expire in the remainder of 2003. While we are working to retain our current tenants in situations that are beneficial to them, challenging conditions over the past year, including more sublet space available and decreasing rental rates across the portfolio make it difficult to predict what future changes may be and how they will effect our re-leasing efforts. While we are optimistic that market conditions will not deteriorate further, we do not expect to see any meaningful improvement for the balance of 2003 and at lease through the first half of 2004.

Capitalization

        Debt to total market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total market capitalization was approximately $10.4 billion at September 30, 2003. Total market capitalization was calculated using the September 30, 2003 Boston Properties, Inc. closing stock price of $43.47 per common share and the following: (1) the actual aggregate number of outstanding common units, including those held by Boston Properties, Inc. (2) the number of common units issuable upon conversion of our preferred partnership units, and (3) our consolidated debt totaling approximately $4.9 billion. Our total consolidated debt at September 30, 2003 represented approximately 47.1% of our total market capitalization. This percentage will fluctuate with changes in the market price of Boston Properties, Inc.'s common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the debt to total market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

Debt

        At September 30, 2003, our total consolidated debt was approximately $4.9 billion. The weighted-average annual interest rate on our consolidated indebtedness was 6.41% and the weighted-average maturity was approximately 6.7 years. Our floating rate debt now consists almost entirely of our construction loans on Times Square Tower ($310 million) and New Dominion Two ($32 million) and our Joint Venture debt on 901 New York Avenue and 265 Franklin Street. Floating rate debt currently encompasses only 6.95% of our total debt.

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

        On March 18, 2003, we completed an unregistered offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act of $300 million in aggregate principal amount of our 5.625% senior unsecured notes due April 15, 2015. The notes were priced at 99.898% of their principal amount to yield 5.636%. We used the net proceeds to refinance the mortgage debt on Five Times Square and for other general business purposes.

        On May 22, 2003, we completed an unregistered offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act of $250 million in aggregate principal amount of our 5.0% senior unsecured notes due June 1, 2015. The notes were priced at 99.329% of their principal amount to yield 5.075%. We used the net proceeds to repay the mortgage loan secured by the property at 2600 Tower Oaks Boulevard in Maryland, repay in full amounts outstanding under the unsecured line of credit and for other general business purposes.

        Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points, in each case plus accrued and unpaid interest to the redemption date. The indenture under which our senior unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions that result in the non-compliance with certain customary financial covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.5, and (4) unencumbered asset value of greater than 150% of our unsecured debt. As of September 30, 2003, we were in compliance with each of these financial restrictions and requirements.

        Under registration rights agreements with the initial purchasers of our senior unsecured notes, we agreed to use our reasonable best efforts to register with the SEC offers to exchange new notes issued by us, which we refer to as "exchange notes," for the original notes. We closed the exchange offers relating to the 6.25% senior unsecured notes due January 15, 2013 on June 20, 2003, and we closed the exchange offer relating to the 5.625% senior unsecured notes due April 15, 2015 and 5.00% senior unsecured notes due June 1, 2015 on September 9, 2003. The exchange notes are in the same aggregate principal amount as and have terms substantially identical to the original notes, but the exchange notes are freely tradable by the holders, while the original notes were subject to resale restrictions. The exchange offers did not generate any cash proceeds for us.

Unsecured Line of Credit

        We utilize our $605.0 million unsecured revolving line of credit principally to fund development of properties, land and property acquisitions, debt refinancings and for working capital purposes. Our unsecured revolving line of credit is a recourse obligation. In January 2003, we extended the maturity date to January 17, 2006 with an additional one-year extension at our option, subject to certain conditions. Outstanding balances under the unsecured revolving line of credit bear interest at a floating rate based on an increase over the Eurodollar rate of 70 basis points or the lender's prime rate, at our option. In addition, a facility fee in the amount of 20 basis points per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in our unsecured debt ratings. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loans to us at a reduced Eurodollar rate. As of November 12, 2003, we had $113 million outstanding under the Unsecured Line of Credit.

        Our ability to borrow under our unsecured revolving line of credit is subject to our compliance with a number of customary financial and other covenants on an ongoing basis, including: (1) an unsecured loan-to-value ratio against our total borrowing base not to exceed 60%, unless our leverage ratio exceeds 60%, in which case it is not to exceed 55%, (2) a secured debt leverage ratio not to exceed 55%, (3) a debt service coverage ratio of at least 1.40 for our borrowing base, (4) a fixed charge coverage ratio of at least 1.30 and a debt service coverage ratio of at least 1.50, (5) a leverage ratio not to exceed 60%, however for five consecutive quarters (not including the two quarters prior to expiration) the leverage ratio can go to 65%, (6) limitations on additional indebtedness and stockholder distributions, and (7) a minimum net worth requirement. If we fail to comply with the financial and other covenants in our revolving line of credit, our lender could place us in default and accelerate the payment of any amounts then outstanding. As of September 30, 2003, we were in compliance with all of the financial restrictions and requirements.

Mortgage Notes Payable

        The following represents the outstanding principal balances due under the first mortgages at September 30, 2003:

Properties	Interest Rate(1)	Principal Amount		Maturity Date
		(in thousands)
Citigroup Center	7.19%	$512,395		May 11, 2011
Embarcadero Center One, Two and Federal Reserve	6.70%	301,388		December 10, 2008
Times Square Tower	3.07%	310,362	(2)	November 29, 2004
Prudential Center	6.72%	281,205		July 1, 2008
280 Park Avenue	7.64%	263,114		February 1, 2011
599 Lexington Avenue	7.00%	225,000	(3)	July 19, 2005
Embarcadero Center Four	6.79%	146,315		February 1, 2008
Embarcadero Center Three	6.40%	140,819		January 1, 2007
Riverfront Plaza	6.61%	108,887		February 1, 2008
Democracy Center	7.05%	102,940		April 1, 2009
Embarcadero Center West Tower	6.50%	93,982		January 1, 2006
100 East Pratt Street	6.73%	87,278		November 1, 2008
One Freedom Square	5.33%	84,133	(4)	June 30, 2012
601 and 651 Gateway Boulevard	3.50%	82,163	(5)	September 1, 2006
One and Two Reston Overlook	7.45%	66,118		August 31, 2004
202, 206 & 214 Carnegie Center	8.13%	61,380		October 1, 2010
New Dominion Tech. Park, Bldg. One	7.70%	57,447		January 15, 2021
Reservoir Place	5.82%	56,420	(6)	July 1, 2009
Capital Gallery	8.24%	53,912		August 15, 2006
504, 506 & 508 Carnegie Center	7.39%	45,895		January 1, 2008
10 and 20 Burlington Mall Road	7.25%	38,778	(7)	October 1, 2011
Ten Cambridge Center	8.27%	34,338		May 1, 2010
New Dominion Tech. Park, Bldg. Two	2.52%	31,515	(8)	December 19, 2005
1301 New York Avenue	7.14%	29,636	(9)	August 15, 2009
Sumner Square	7.35%	29,379		September 1, 2013
Eight Cambridge Center	7.73%	27,128		July 15, 2010
510 Carnegie Center	7.39%	26,302		January 1, 2008
Lockheed Martin Building	6.61%	24,794		June 1, 2008
University Place	6.94%	23,630		August 1, 2021
Reston Corporate Center	6.56%	23,381		May 1, 2008
NIMA Building	6.51%	20,257		June 1, 2008
Bedford Business Park	8.50%	20,171		December 10, 2008
191 Spring Street	8.50%	19,732		September 1, 2006
101 Carnegie Center	7.66%	7,493		April 1, 2006
Montvale Center	8.59%	7,166		December 1, 2006
Hilltop Business Center	6.81%	5,258		March 1, 2019

Total		$3,450,111

(1)
Some of our mortgage notes and bonds are variable rate and subject to LIBOR and Eurodollar rate contracts. The LIBOR and Eurodollar rates at September 30, 2003 were 1.12% and 1.05%, respectively.

(2)
The total commitment amount under this construction loan is $493.5 million at a variable rate of Eurodollar + 1.95%. The maturity date can be extended by us for either two six-month periods or a single one-year period and in either case extended again for a one-year period (for up to a total two-year extension period), subject to satisfying certain conditions.

(3)
At maturity the lender has the option to purchase a 33.33% interest in this property in exchange for the cancellation of the principal balance of $225.0 million.

(4)
In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at September 30, 2003 was $75.2 million and the stated interest rate was 7.75%.

(5)
The mortgage loan matures on September 1, 2006 with an option held by the lender, subject to certain conditions, to extend the term to October 1, 2010. If extended, the loan will require payments of principal and interest at a fixed interest rate of 8.00% per annum based on a 27-year amortization period. See Note 5 to the Consolidated Financial Statements.

(6)
In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at September 30, 2003 was $53.5 million and the stated interest rate was 7.0%.

(7)
Includes outstanding indebtedness secured by 91 Hartwell Avenue.

(8)
The total commitment amount under this construction loan is $65.0 million at a variable rate of LIBOR + 1.40%.

(9)
Includes outstanding principal in the amounts of $19.3 million, $6.9 million and $3.4 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75%, respectively.

Joint Venture Indebtedness

        As of September 30, 2003, we had investments in six unconsolidated joint ventures with equity ownership ranging from 25-51%. We do not have control of these partnerships and, therefore, we account for them using the equity method of accounting. At September 30, 2003, our proportionate share of the debt related to these investments is equal to approximately $158.7 million. The table below summarizes the outstanding debt (based on our respective ownership interests) in these joint venture properties at September 30, 2003.

Properties	Interest Rate		Principal Amount	Maturity Date
			(in thousands)
Metropolitan Square (51%)	8.23%		$69,304	May 1, 2010
Market Square North (50%)	7.70%		48,046	December 19, 2010
265 Franklin Street (35%)	2.42%	(1)(2)	18,897	October 1, 2004
140 Kendrick Street (25%)	7.51%		13,953	July 1, 2013
901 New York Avenue (25%)	2.78%	(3)(4)	8,481	November 12, 2005

Total	7.02%		$158,681

(1)
Variable rate debt at LIBOR + 1.30%

(2)
We have a guarantee obligation outstanding totaling approximately $1.4 million related to the re-tenanting at this property.

(3)
The total commitment amount under this construction loan is $30.0 million (which represents the Company's share) at a variable rate of LIBOR + 1.65%. The Company can extend the maturity date for one year.

(4)
The Company and its joint venture partner have agreed to guarantee up to $7.5 million and $22.5 million, respectively, of the loan on behalf of the joint venture entity. The amounts guaranteed are subject to decrease (and elimination) upon satisfaction of certain operating performance and financial measures. In the event our partner's guarantee is unenforceable, we have agreed to satisfy its guarantee obligations. Our partner has agreed to reimburse us for any amounts we pay in satisfaction of its guarantee obligations.

State and Local Tax Matters

        Because we are organized as a limited partnership, we are generally not subject to federal income taxes, but subject to certain state and local taxes. In the normal course of business, certain entities through which we own real estate either have undergone, or are currently undergoing, tax audit.

Although we believe that we have substantial arguments in favor of its positions in the ongoing audits, in some instances there is no controlling precedent or interpretive guidance on the specific point at issue. Collectively, tax deficiency notices received to date from the jurisdictions conducting the ongoing audits have not been material. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.

Insurance

        We carry insurance coverage on our properties of types and in amounts that we believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the federal Terrorism Risk Insurance Act was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) under property insurance policies. On March 1, 2003 we renewed our "all risk" property insurance program which includes coverage for acts of terrorism (as defined by the statute) on an occurrence basis up to its policy limits, which we consider commercially reasonable. We continue to monitor the state of the insurance market in general, and the scope and cost of coverage for acts of terrorism in particular, but we cannot anticipate what coverage will be available on commercially reasonable terms in future policy years.

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

        There are other types of losses, such as from wars, acts of nuclear, biological or chemical terrorism or the presence of mold at our properties, for which we cannot obtain insurance at all or at a reasonable cost. With respect to such losses and losses from acts of terrorism, earthquakes or other catastrophic events, if we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties. Depending on the specific circumstances of each affected property, it is possible that we could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business and financial condition and results of operations.

Funds from Operations

        Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), we calculate Funds from Operations, or "FFO," by adjusting net income (loss) (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures. FFO is a non-GAAP measure. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing the comparative operating and financial performance of the Company because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company's real estate between periods or as compared to different companies.

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

        The following table presents a reconciliation of net income available to common unitholders to Funds from Operations for the three months ended September 30, 2003 and 2002:

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
	(in thousands)
Net Income available to common unitholders	$69,910	$87,093
Add:
Preferred distributions	5,773	6,760
Less:
Minority interests in property partnerships	563	720
Income from unconsolidated joint ventures	1,343	2,530
Gains on sales of real estate and other assets	1,637	4,431
Income from discontinued operations	—	3,687
Gains on sales of real estate from discontinued operations	—	14,483

Income before minority interests and joint venture income	72,140	68,002
Add:
Real estate depreciation and amortization	54,306	46,871
Income from discontinued operations	—	3,687
Income from unconsolidated joint ventures	1,343	2,530
Less:
Minority property partnerships' share of Funds from Operations	805	521
Preferred distributions	5,183	6,162

Funds from Operations	121,801	114,407
Add (subtract):
Net derivative (gains)/losses	(885)	5,284
Early surrender lease payments received—contractual basis	—	667

Funds from Operations before net derivative losses and after early surrender lease payments received—contractual basis	$120,916	$120,358

        Reconciliation to Diluted Funds from Operations:

	Three Months Ended September 30, 2003		Three Months Ended September 30, 2002
	Income (Numerator)	Units (Denominator)	Income (Numerator)	Units (Denominator)
	(in thousands)		(in thousands)
Funds from Operations	$120,916	118,846	$120,358	115,402
Effect of Dilutive Securities
Convertible Preferred Units	5,183	8,047	6,036	9,344
Convertible Preferred Stock	—	—	126	200
Stock Options and other	—	1,823	—	1,276

Diluted Funds from Operations	$126,099	128,716	$126,520	126,222

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

        In April 2002, the FASB issued SFAS No. 145, which updates, clarifies, and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. The statement rescinds SFAS 4 and SFAS 64, which required net gains or losses from the extinguishment of debt to be classified as an extraordinary item in the income statement. We anticipate that these gains and losses will no longer be classified as extraordinary as they are not unusual and infrequent in nature. During the nine months ended September 30, 2003, we recorded a loss from continuing operations of approximately $1.5 million relating to the pre-payment of a loan. The changes required by SFAS No. 145 are not expected to have a material impact on our financial position or liquidity.

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after September 15, 2003. On November 7, 2003, the FASB deferred the effective date of paragraphs 9 and 10 of SFAS No. 150 as they apply to mandatorily redeemable noncontrolling interests in order to address a number of interpretation and implementation issues. The Company has determined that one of its consolidated finite life joint ventures qualifies as a mandatorily redeemable noncontrolling interest. As provided in the joint venture agreement, upon the termination of the partnership on December 31, 2027, should the parties elect not to further extend the agreement, the net assets of the joint venture will be distributed in proportion to each partners ownership interest. Although no such obligation exists at September 30, 2003, if the Company were to dissolve the partnership or sell the underlying real estate assets and satisfy any outstanding obligations, the Company estimates that it would have to pay approximately $12.0 million to the minority interest holder.

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

        In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses or receive a majority of the entity's expected residual returns if they occur, or both. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In October 2003, the FASB deferred the effective date of FIN 46 to interim periods ending after December 15, 2003 in order to address a number of interpretation and implementation issues. The Company is currently evaluating and assessing the impact of this interpretation.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

        Approximately $4.6 billion of our borrowings bear interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date. The interest rate on the variable rate debt as of September 30, 2003 ranged from LIBOR or Eurodollar plus 1.40% to LIBOR or Eurodollar plus 1.95%.

	Secured debt
	2003	2004	2005	2006	2007	2008+	Total	Fair Value
Fixed Rate	$11,589	$113,754	$276,869	$306,983	$185,171	$2,213,869	$3,108,235	$3,408,741
Average Interest Rate	7.07%	7.29%	7.02%	6.27%	6.59%	7.12%	7.00%
Variable Rate	—	$310,362	$31,515	—	—	—	$341,877	$341,877

	Unsecured debt
Fixed Rate	—	—	—	—	—	$1,470,231	$1,470,231	$1,519,365
Average Interest Rate	—	—	—	—	—	5.95%	5.95%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$11,589	$424,116	$308,384	$306,983	$185,171	$3,684,100	$4,920,343	$5,269,983

        During the three months ended September 30, 2003, we had a derivative contract for a notional amount of $150 million prior to the modification described below. The derivative contract provided for a fixed interest rate of 6.35% when LIBOR is less than 5.80%, 6.70% when LIBOR is between 6.70% and 7.45%, and 7.50% when LIBOR is between 7.51% and 9.00% through February 2005. In August 2003, we modified the contract to provide for the counter party to pay us LIBOR and we are required to pay the counter party LIBOR + 4.55% on a notional amount of $150 million. The derivative contract expires in February 2005. In accordance with SFAS No. 133, the derivative agreement is reflected at its fair market value, which was a liability of $9.9 million at September 30, 2003.

        At September 30, 2003, our variable rate debt outstanding was approximately $342 million. At September 30, 2003, the average interest rate on variable rate debt was approximately 3.02%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest would have increased approximately $2.6 million for the nine months ended September 30, 2003 and $1.0 for the three months ended September 30, 2003.

        At September 30, 2002, our variable rate debt outstanding was approximately $2.1 billion. At September 30, 2002, the average interest rate on variable rate debt was approximately 3.35%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest would have increased approximately $15.4 million for the nine months ended September 30, 2002 and $5.1 million for the three months ended September 30, 2002.

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

ITEM 2—Changes in Securities and Use of Proceeds.

        Each time Boston Properties, Inc. issues shares of stock, it contributes the proceeds of such issuance, if any, to us in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended September 30, 2003, in connection with issuances of common stock by Boston Properties, Inc., we issued an aggregate of 548,754 OP Units to Boston Properties, Inc. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

        In addition, on August 12, 2003, the Company redeemed all of its Series One Preferred Units by converting the remaining 2,365,301 Series One Preferred Units into 2,102,480 newly issued OP Units. The conversion of Series One Preferred Units into newly issued OP Units was exempt from registration under Section 3(a)(9) of the Securities Act.

ITEM 3—Defaults Upon Senior Securities.

        None.

ITEM 4—Submission of Matters to a Vote of Security Holders.

        None.

ITEM 5—Other Information.

        None.

ITEM 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
  (b)
  Reports on Form 8-K

        On July 23, 2003, the Company furnished to the Securities and Exchange Commission under Item 12 of Form 8-K a copy of Boston Properties, Inc.'s Press Release, dated July 22, 2003, as well as supplemental information, regarding Boston Properties, Inc.'s results of operations for the second quarter of 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
	By:	Boston Properties, Inc., its General Partner
November 14, 2003	By:	/s/ DOUGLAS T. LINDE Douglas T. Linde, Chief Financial Officer (duly authorized officer and principal financial officer)

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
BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
BOSTON PROPERTIES LIMITED PARTNERSHIP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3—Quantitative and Qualitative Disclosures about Market Risk
  ITEM 4—Controls and Procedures
PART II. OTHER INFORMATION
  ITEM 1—Legal Proceedings.
  ITEM 2—Changes in Securities and Use of Proceeds.
  ITEM 3—Defaults Upon Senior Securities.
  ITEM 4—Submission of Matters to a Vote of Security Holders.
  ITEM 5—Other Information.
  ITEM 6—Exhibits and Reports on Form 8-K
SIGNATURES