Form 10-Q
period 2004-09-30
BOSTON PROPERTIES LTD PARTNERSHIP
filed 2004-11-09
CIK 1043121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q

for the quarter ended September 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1—Consolidated Financial Statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for unit amounts)

	September 30, 2004	December 31, 2003
ASSETS
Real estate	$8,943,524	$8,142,837
Construction in progress	19,279	542,600
Land held for future development	217,996	228,193
Real estate held for sale, net	45	5,604
Less: accumulated depreciation	(1,148,805)	(999,569)

Total real estate	8,032,039	7,919,665
Cash and cash equivalents	213,873	22,686
Cash held in escrows	24,137	21,321
Tenant and other receivables (net of allowance for doubtful accounts of $2,771 and $3,157, respectively)	12,936	18,425
Accrued rental income (net of allowance of $5,417 and $5,030, respectively)	232,143	189,852
Deferred charges, net	240,834	188,855
Prepaid expenses and other assets	57,302	39,350
Investments in unconsolidated joint ventures	88,276	88,786

Total assets	$8,901,540	$8,488,940

LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$3,545,477	$3,471,400
Unsecured senior notes, net of discount	1,470,592	1,470,320
Unsecured line of credit	—	63,000
Accounts payable and accrued expenses	88,124	92,026
Distributions payable	90,942	84,569
Interest rate contracts	2,928	8,191
Accrued interest payable	41,007	50,931
Other liabilities	89,813	80,367

Total liabilities	5,328,883	5,320,804

Commitments and contingencies	—	—

Minority interest in property partnership	26,005	27,627

Redeemable partnership units—5,412,996 and 7,087,487 preferred units outstanding at redemption value (if converted) at September 30, 2004 and December 31, 2003, respectively, and 21,877,266 and 22,365,942 common units outstanding at redemption value at September 30, 2004 and December 31, 2003, respectively	1,511,607	1,419,360

Partners’ capital—1,308,640 and 1,205,961 general partner units and 107,678,057 and 97,024,216 limited partner units outstanding at September 30, 2004 and December 31, 2003, respectively (such amounts are inclusive of accumulated other comprehensive loss and unearned compensation of $15,812 and $6,555, respectively at September 30, 2004 and $16,335 and $6,820, respectively at December 31, 2003)	2,035,045	1,721,149

Total liabilities, redeemable partnership units and partners’ capital	$8,901,540	$8,488,940

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands, except for per unit amounts)
Revenue
Rental:
Base rent	$274,138	$251,391	$794,590	$743,138
Recoveries from tenants	43,415	41,208	123,552	117,391
Parking and other	15,652	13,244	42,944	41,383

Total rental revenue	333,205	305,843	961,086	901,912
Hotel revenue	19,768	17,542	52,112	48,001
Development and management services	5,835	3,616	15,126	13,635
Interest and other	908	1,089	9,526	2,167

Total revenue	359,716	328,090	1,037,850	965,715

Expenses
Operating:
Rental	109,395	106,007	311,948	299,006
Hotel	13,709	12,829	38,763	36,258
General and administrative	13,002	11,183	38,095	33,610
Interest	77,698	75,343	226,792	224,435
Depreciation and amortization	66,023	52,691	182,296	151,866
Net derivative (gains)/losses	—	(885)	—	1,038
Losses from early extinguishments of debt	—	—	6,258	1,474

Total expenses	279,827	257,168	804,152	747,687

Income before minority interests in property partnerships, income from unconsolidated joint ventures, gains on sales of real estate and other assets, discontinued operations and preferred distributions and allocation of undistributed earnings	79,889	70,922	233,698	218,028
Minority interests in property partnerships	1,447	648	3,127	1,457
Income from unconsolidated joint ventures	460	1,343	2,716	5,354

Income before gains on sales of real estate and other assets, discontinued operations and preferred distributions and allocation of undistributed earnings	81,796	72,913	239,541	224,839
Gains on sales of real estate and other assets	—	1,637	9,822	70,627

Income before discontinued operations and preferred distributions and allocation of undistributed earnings	81,796	74,550	249,363	295,466
Discontinued Operations:
Income from discontinued operations	107	1,133	1,472	6,063
Gains on sales of real estate from discontinued operations	5,129	—	32,125	91,942

Net income before preferred distributions and allocation of undistributed earnings	87,032	75,683	282,960	393,471
Preferred distributions and allocation of undistributed earnings	(3,954)	(5,773)	(13,910)	(26,503)

Net income available to common unitholders	$83,078	$69,910	$269,050	$366,968

Basic earnings per common unit:
Income available to common unitholders before discontinued operations	$0.60	$0.58	$1.85	$2.29
Discontinued operations	0.04	0.01	0.26	0.84

Net income available to common unitholders	$0.64	$0.59	$2.11	$3.13

Weighted average number of common units outstanding	130,141	118,846	127,423	117,337

Diluted earnings per common unit:
Income available to common unitholders before discontinued operations	$0.59	$0.57	$1.82	$2.26
Discontinued operations	0.04	0.01	0.26	0.83

Net income available to common unitholders	$0.63	$0.58	$2.08	$3.09

Weighted average number of common and common equivalent units outstanding	132,383	120,669	129,649	118,819

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands)
Net income before preferred distributions and allocation of undistributed earnings	$87,032	$75,683	$282,960	$393,471
Other comprehensive income:
Amortization of interest rate contracts	174	175	523	509

Other comprehensive income	174	175	523	509

Comprehensive income	$87,206	$75,858	$283,483	$393,980

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income before preferred distributions and allocation of undistributed earnings	$282,960	$393,471
Adjustments to reconcile net income before preferred distributions and allocation of undistributed earnings to net cash provided by operating activities:
Depreciation and amortization	182,981	153,348
Non-cash portion of interest expense	4,098	4,310
Non-cash compensation expense	3,166	1,769
Minority interest in property partnerships	5,881	(1,205)
Distributions in excess of earnings from unconsolidated joint ventures	932	2,284
Gains on sales of real estate	(50,788)	(156,789)
Change in assets and liabilities:
Cash held in escrows	(2,816)	(6,086)
Tenant and other receivables, net	5,489	(1,356)
Accrued rental income, net	(41,237)	(37,908)
Prepaid expenses and other assets	(18,764)	(21,444)
Accounts payable and accrued expenses	(3,902)	(2,702)
Interest rate contracts	(5,263)	(4,639)
Accrued interest payable	(9,924)	18,869
Other liabilities	(7,955)	8,157
Tenant leasing costs	(41,194)	(11,049)

Total adjustments	20,704	(54,441)

Net cash provided by operating activities	303,664	339,030

Cash flows from investing activities:
Acquisitions/additions to real estate	(217,509)	(234,371)
Investments in unconsolidated joint ventures	(5,914)	(4,229)
Net proceeds from the sales of real estate	103,779	524,264

Net cash provided by (used in) investing activities	(119,644)	285,664

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2004	2003
	(in thousands)
Cash flows from financing activities:
Borrowings on unsecured line of credit	140,000	349,663
Repayments of unsecured line of credit	(203,000)	(376,706)
Proceeds from mortgage notes payable	160,019	117,686
Repayments of mortgage notes payable	(203,887)	(1,154,440)
Repayment of unsecured bridge loan	—	(105,683)
Proceeds from unsecured senior notes, net of discount	—	722,602
Deposits placed in mortgage escrow	—	(420,000)
Payments received from mortgage escrow	—	420,000
Distributions	(254,231)	(233,989)
Net proceeds from the issuance of common units	291,041	—
Partner contributions	89,058	49,338
Distribution to minority interest holder	(8,841)	—
Contributions from minority interest holders	1,533	—
Deferred financing costs	(4,525)	(10,819)

Net cash provided by (used in) financing activities	7,167	(642,348)

Net increase in cash and cash equivalents	191,187	(17,654)
Cash and cash equivalents, beginning of period	22,686	55,275

Cash and cash equivalents, end of period	$213,873	$37,621

Supplemental disclosures:
Cash paid for interest	$242,746	$215,264

Interest capitalized	$10,128	$14,008

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$9,141	$1,333

Mortgage notes payable assumed in connection with the acquisition of real estate	$107,894	$210,620

Mortgage note payable assigned in connection with the sale of real estate	$5,193	$—

Distributions declared but not paid	$90,942	$83,972

Conversions of redeemable partnership units to partners’ capital	$52,814	$4,986

Issuance of restricted securities to employees and directors	$9,708	$6,141

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Boston Properties Limited Partnership (the “Company”), a Delaware limited partnership, is the entity through which Boston Properties, Inc., a self-administered and self-managed real estate investment trust (“REIT”), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Boston Properties, Inc. is the sole general partner of the Company and at September 30, 2004 owned an approximate 80.0% (76.8% at September 30, 2003) general and limited partnership interest in the Company. Partnership interests in the Company are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”).

Unless specifically noted otherwise, all references to OP Units exclude such units held by Boston Properties, Inc. A holder of an OP Unit may present such OP Unit to the Company for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Company must redeem such OP Unit for cash equal to the then value of a share of common stock of Boston Properties, Inc. (“Common Stock”). In lieu of a cash redemption, Boston Properties, Inc. may elect to acquire such OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that Boston Properties, Inc. owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. An LTIP Unit is generally the economic equivalent of a share of restricted common stock of Boston Properties, Inc. LTIP Units, whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Note 12).

Each series of Preferred Units bears a distribution that is set in accordance with an amendment to the partnership agreement of the Company. Preferred Units may also be converted into OP Units at the election of the holder thereof or the Company in accordance with the terms of the series of outstanding Preferred Units. At September 30, 2004, there was one series of Preferred Units outstanding.

All references to the Company refer to Boston Properties Limited Partnership and its consolidated subsidiaries, collectively, unless the context otherwise requires.

The Properties:

At September 30, 2004, the Company owned or had interests in a portfolio of 126 commercial real estate properties (140 and 139 properties at December 31, 2003 and September 30, 2003, respectively) (the “Properties”) aggregating approximately 44.2 million net rentable square feet (approximately 43.9 million and 43.5 million net rentable square feet at December 31, 2003 and September 30, 2003, respectively), including three properties under construction and one redevelopment/expansion project collectively totaling approximately 1.3 million net rentable square feet. During the three months ended September 30, 2004, the Company sold one Class A office property and one office/technical property aggregating approximately 93,000 net rentable square feet. In addition, the Company placed in-service two Class A office properties totaling 1.5 million net rentable square feet and commenced development on two Class A office properties and one redevelopment/expansion project totaling 0.7 million net rentable square feet. At September 30, 2004, the Properties consist of:

•	119 office properties comprised of 102 Class A office properties (including three properties under construction) and 17 office/technical properties;

•	two industrial properties;

•	three hotels; and

•	two retail properties.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company owns or controls land parcels totaling approximately 542.8 acres and structured parking for approximately 31,270 vehicles containing approximately 9.5 million square feet. The Company considers Class A office properties to be centrally located buildings that are professionally managed and maintained, that attract high-quality tenants and command upper-tier rental rates, and that are modern structures or have been modernized to compete with newer buildings. The Company considers office/technical properties to be properties that support office, research and development and other technical uses.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities,” which amended FIN 46. FIN 46R was effective immediately for arrangements entered into after January 31, 2003, and became effective during the first quarter of 2004 for all arrangements entered into before February 1, 2003. FIN 46R requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership interests, contractual interests, or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets excluding variable interests. Prior to FIN 46R, the Company included an entity in its consolidated financial statements only if it controlled the entity through voting interests. The adoption and application of FIN 46 and FIN 46R has not had a material impact on the Company’s consolidated financial statements.

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

Summary of Significant Accounting Policies

Stock-based employee compensation plan

At September 30, 2004, Boston Properties, Inc. has stock-based employee compensation plans. In 2003, Boston Properties, Inc. transitioned to granting restricted stock and/or LTIP Units, as opposed to granting stock options, as its primary vehicle for employee equity compensation under its stock-based employee compensation plan. The Company accounts for its stock-based employee compensation plans under the recognition and

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measurement principles of the Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. All outstanding options had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income available to common shareholders and earnings per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(in thousands, except for per unit amounts)
Net income available to common unitholders	$83,078	$69,910	$269,050	$366,968
Deduct:
Total stock-based employee compensation expense determined under the fair value method for all awards	(469)	(1,756)	(1,407)	(5,268)

Pro forma net income available to common unitholders	$82,609	$68,154	$267,643	$361,700

Earnings per unit:
Basic—as reported	$0.64	$0.59	$2.11	$3.13

Basic—pro forma	$0.63	$0.57	$2.10	$3.09

Diluted—as reported	$0.63	$0.58	$2.08	$3.09

Diluted—pro forma	$0.62	$0.56	$2.06	$3.05

Reclassifications

Certain prior-period balances have been reclassified in order to conform to the current-period presentation.

3. Real Estate Activity During the Nine Months Ended September 30, 2004

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

On April 1, 2004, the Company acquired 1330 Connecticut Avenue, a 259,000 square foot Class A office property in Washington, D.C., at a purchase price of $86.6 million. In addition, the Company paid $1.4 million of closing costs and will be obligated to fund $9.2 million for tenant and capital improvements during the first two years of ownership. The acquisition was financed with the assumption of mortgage indebtedness collateralized by the property totaling $52.4 million (which bears interest at a fixed rate of 7.58% per annum and matures in 2011) and proceeds from Boston Properties, Inc.’s March 2004 public offering of Common Stock.

See Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” for a discussion of the Company’s policy for allocating purchase price to acquired assets and assumed liabilities.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Development

During the nine months ended September 30, 2004, the Company placed in-service its Times Square Tower development project. Times Square Tower is a 1,234,000 net rentable square foot Class A office tower located in Times Square, New York City. At September 30, 2004, the property was 81% leased.

In addition, the Company placed in-service its New Dominion Technology Park, Building Two development project. New Dominion Technolgy Park, Building Two is a 257,400 net rentable square foot Class A office property located in Herndon, Virginia. At September 30, 2004, the property was 100% leased.

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

On April 1, 2004, the Company sold Decoverly Two, Three, Six and Seven, located in Rockville, Maryland, for aggregate net cash proceeds of $41.2 million, resulting in a gain on sale of approximately $11.5 million. The properties consist of two Class A office properties totaling approximately 155,000 net rentable square feet and two land parcels, one of which is subject to a ground lease.

On April 1, 2004, the Company sold The Arboretum, a Class A office property totaling approximately 96,000 net rentable square feet located in Reston, Virginia, for net cash proceeds of $21.1 million, resulting in a gain on sale of approximately $8.1 million. This property has been categorized as discontinued operations in the accompanying Consolidated Statements of Operations.

On May 21, 2004, the Company sold 38 Cabot Boulevard, an industrial property totaling 161,000 net rentable square feet located in Langhorne, Pennsylvania, for net cash proceeds of approximately $5.5 million, resulting in a gain on sale of approximately $4.3 million. This property has been categorized as discontinued operations in the accompanying Consolidated Statements of Operations.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 1, 2004, the Company sold Sugarland Business Park—Building One, an office/technical property totaling 52,000 net rentable square feet located in Herndon, Virginia, for net cash proceeds of approximately $7.6 million, resulting in a gain on sale of approximately $0.8 million. This property has been categorized as discontinued operations in the accompanying Consolidated Statements of Operations.

On September 28, 2004, the Company sold 204 Second Avenue, a Class A office property totaling 41,000 net rentable square feet located in Waltham, Massachusetts for net cash proceeds of approximately $5.7 million, resulting in a gain on sale of approximately $4.3 million. This property has been categorized as discontinued operations in the accompanying Consolidated Statements of Operations.

Other

On January 30, 2004, a third party terminated an agreement to enter into a ground lease with the Company, and in connection therewith the Company subsequently received consideration of approximately $7.5 million. Because the Company has no further obligations under this agreement, such amount is reflected within revenue as interest and other in the Consolidated Statements of Operations for the nine months ended September 30, 2004.

4. Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consist of the following at September 30, 2004:

Entity	Property	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50.0%
The Metropolitan Square Associates LLC	Metropolitan Square	51.0	% (1)
BP/CRF 265 Franklin Street Holdings LLC	265 Franklin Street	35.0%
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	% (2)(3)
New Jersey & H Street LLC	801 New Jersey Avenue	50.0	% (3)
Wisconsin Place Entities	Wisconsin Place	23.9	% (3)(4)
HarborPlace Boston LLC	Fan Pier	33.3	% (3)

(1)	This joint venture is accounted for under the equity method due to participatory rights of the outside partner.
(2)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(3)	The property is not in operation (i.e., under construction or lease of or a contract to acquire undeveloped land).
(4)	Represents the Company’s effective ownership interest. The Company has a 66.67%, 5% and 0% interest in the office, retail and residential joint venture entities, respectively, which each own a 33.33% interest in the entity developing and owning the land and infrastructure of the project.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint venture at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

On March 24, 2004, the Company acquired the remaining outside interests in its 140 Kendrick Street joint venture, consisting of three Class A office properties totaling 380,987 net rentable square feet located in Needham, Massachusetts. The Company acquired the remaining interests for $21.6 million of cash and the assumption of the outside partner’s share of the mortgage debt on the properties of approximately $41.6 million. The accounts of 140 Kendrick Street are now consolidated with the accounts of the Company.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 2, 2004, the Company entered into joint ventures with unrelated third parties to pursue the development of a Class A office building totaling approximately 305,000 net rentable square feet and retail space that will be part of a mixed-use development of office, retail and residential properties known as Wisconsin Place located in Chevy Chase, Maryland. The new development will sit above a shared four-storey parking garage with over 1,700 parking spaces. The Company has a 66.67% interest in the joint venture entity that will develop and own the office building component of the project (the “Office Entity”). The Company has a 5.0% interest in the joint venture entity that will develop and own the retail component of the project (the “Retail Entity”). The Company has accounted for its investment in the Retail Entity under the equity method of accounting. The Company does not have an ownership interest in the entity that will develop and own the residential component of the project (the “Residential Entity”). The Office Entity, Retail Entity and Residential Entity each own a 33.33% interest in the entity owning and developing the land and infrastructure components of the project (the “Land and Infrastructure Entity”). The Land and Infrastructure Entity acquired the land for a purchase price of $23.5 million from an unrelated third party and obtained seller financing totaling $23.5 million. The seller financing is non-interest bearing and matures in February 2008. The Land and Infrastructure Entity has recorded the seller financing at its fair value of approximately $21.2 million using an effective interest rate of 4.38% per annum. The Company, with the other third-party joint venture partners, has agreed to guarantee the seller financing on behalf of the Land and Infrastructure Entity.

On September 22, 2004, the Company entered into an agreement, through a joint venture with unrelated third parties, to acquire a 21-acre site located on Boston’s waterfront, known as Fan Pier, for approximately $125.0 million, of which a deposit of $2.5 million has been paid by the joint venture to the seller. The mixed-use master plan for Fan Pier includes office, retail, residential and civic uses. The Company has a 33.33% interest in the joint venture formed to acquire the site and has accounted for its investment under the equity method of accounting (See Note 16, Subsequent Events).

On September 30, 2004, the joint venture entity that owns 265 Franklin Street in Boston, Massachusetts refinanced the mortgage loan collateralized by the property. The old mortgage loan totaling $54.0 million bore interest at a floating rate equal to LIBOR + 1.30% and was scheduled to mature on October 1, 2004. The new mortgage loan facility totaling $70.0 million is comprised of $55.0 million disbursed at closing and an additional $15.0 million available to be drawn to fund future tenant improvement and leasing costs. The new mortgage loan facility requires interest-only payments at a floating rate equal to LIBOR + 1.10% and matures in September 2007, with two one-year extension options.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	September 30, 2004	December 31, 2003
	(in thousands)
ASSETS
Real estate, net	$554,062	$567,924
Other assets	65,696	49,772

Total assets	$619,758	$617,696

LIABILITIES AND EQUITY
Mortgage notes and construction loans payable (1)	$390,634	$388,196
Other liabilities	5,848	14,749
Equity	223,276	214,751

Total liabilities and equity	$619,758	$617,696

Company’s share of equity	$85,467	$85,932
Basis differentials (2)	2,809	2,854

Carrying value of the Company’s investments in unconsolidated joint ventures	$88,276	$88,786

(1)	At December 31, 2003, the Company had a guarantee obligation outstanding with a lender totaling approximately $1.4 million related to the re-tenanting of 265 Franklin Street. On September 30, 2004, the guarantee obligation was released upon the refinancing of the mortgage loan.

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

The Company, with the other third-party joint venture partners, has agreed to guarantee the seller financing totaling $23.5 million on behalf of WP Project Developer LLC.

(2)	This amount represents the aggregate difference between the Company’s historical cost basis reflected and the basis reflected at the joint venture level, which is typically amortized over the life of the related asset. Basis differentials occur primarily upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The combined summarized statements of operations of the joint ventures are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Total revenue	$14,882	$20,635	$49,231	$71,306
Expenses
Operating	5,146	6,440	15,359	21,291
Interest	5,032	6,883	15,941	23,465
Depreciation and amortization	3,527	4,040	10,808	13,938

Total expenses	13,705	17,363	42,108	58,694

Net income	$1,177	$3,272	$7,123	$12,612

Company’s share of net income	$460	$1,343	$2,716	$5,354

5. Mortgage Notes Payable

On January 23, 2004, the Company refinanced its $493.5 million construction loan facility collateralized by the Times Square Tower property in New York City. The old construction loan facility bore interest at LIBOR + 1.95% per annum and was scheduled to mature in November 2004. The refinanced construction loan facility totals $475.0 million and is comprised of two tranches. The first tranche of the refinanced construction loan facility consists of a $300.0 million loan commitment which bears interest at LIBOR + 0.90% per annum and matures in January 2006. The first tranche includes a provision for a one-year extension at the option of the Company. The second tranche consists of a $175.0 million term loan which bears interest at LIBOR + 1.00% per annum and matures in January 2007. At September 30, 2004, the outstanding balance under the refinanced construction loan facility was $415.6 million. This loan facility involves a syndicate of lenders. Accordingly, for those lenders that participated in both the original loan and the refinancing, the initial direct debt issuance costs and the costs incurred with the refinancing are being amortized over the term of the loan. Furthermore, for those lenders that did not participate in the refinancing, the Company has reflected these amounts as an extinguishment, which did not have a significant impact on the Company’s consolidated financial statements.

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

In connection with the acquisition of the remaining outside interest in 140 Kendrick Street in Needham, Massachusetts on March 24, 2004, the Company assumed the outside partner’s share of the mortgage loan collateralized by the properties of approximately $41.6 million. Immediately following the acquisition, 140 Kendrick Street had total outstanding mortgage debt of $55.5 million. Pursuant to the provisions of SFAS No. 141 “Business Combinations” (“SFAS No. 141”), the assumed mortgage debt bearing contractual interest at a fixed rate of 7.51% per annum was recorded at its fair value of approximately $62.1 million using an effective interest rate of 5.2% per annum.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On September 24, 2004, the Company refinanced the construction loan on its New Dominion Technology Park, Building Two property located in Herndon, Virginia. The original construction loan with an outstanding balance of $56.9 million bore interest at LIBOR + 1.25% and was scheduled to mature in December 2005. The new mortgage loan totaling $63.0 million requires interest-only payments at a fixed rate of 5.55% per annum until it matures in October 2014. The Company has accounted for the refinancing as an extinguishment of debt, which did not have a significant impact on the Company’s consolidated financial statements.

6. Commitments and Contingencies

General

In the normal course of business, the Company guarantees its performance of services or indemnifies third parties against its negligence.

The Company has letter of credit and performance obligations of approximately $19.5 million related to lender and development requirements.

The Company, with its other third-party joint venture partners, has agreed to guarantee the seller financing totaling $23.5 million on behalf of its WP Project Developer LLC joint venture entity.

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

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

Development

The Company has four properties under construction and one redevelopment project as of September 30, 2004. Commitments to complete these projects totaled approximately $331.3 million at September 30, 2004.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January 2002, the Company formed a wholly-owned taxable REIT subsidiary, IXP, Inc., or IXP, to act as a captive insurance company and be one of the elements of the Company’s overall insurance program. IXP acts as a direct insurer with respect to a portion of the Company’s earthquake insurance coverage for its Greater San Francisco properties and its nuclear, biological and chemical terrorism insurance coverage for “certified acts of terrorism” under TRIA. Insofar as the Company owns IXP, it is responsible for its liquidity and capital resources, and the accounts of IXP are part of the Company’s consolidated financial statements. If the Company experiences a loss and IXP is required to pay under its insurance policy, the Company would ultimately record the loss to the extent of IXP’s required payment. Therefore, insurance coverage provided by IXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

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

7. Redeemable Partnership Units

As of September 30, 2004, the redeemable partnership units consisted of 21,707,428 OP Units, 169,838 LTIP Units and 4,124,700 Series Two Preferred Units (or 5,412,996 OP Units on an as converted basis).

On May 4, 2004, 1,070,437 Series Two Preferred Units of the Company were converted by the holders into 1,404,772 OP Units. On August 16, 2004 and August 26, 2004, 65,525 and 140,000 Series Two Preferred Units of the Company were converted by the holders into 85,990 and 183,727 OP Units, respectively. The OP Units were subsequently presented by the holders for redemption and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock. In addition, the Company paid the accrued preferred distributions due to the holders of Preferred Units that were converted. As a result of these conversions, the Company had 4,124,700 Series Two Preferred Units outstanding as of September 30, 2004.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 16, 2004, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.8726 per unit.

On September 16, 2004, Boston Properties, Inc., as general partner of the Operating Partnership, declared a distribution on the OP Units and LTIP Units in the amount of $0.65 per OP Unit or LTIP Unit payable on October 29, 2004 to holders of record of OP Units and LTIP Units on September 30, 2004.

Due to the redemption option and the conversion option existing outside the control of the Company, such OP Units and Preferred Units are not included in Partners’ Capital and are reflected in the consolidated balance sheets at an amount equivalent to the value of such units had such units been redeemed at September 30, 2004 and December 31, 2003, respectively. Included in preferred distributions in the consolidated statements of operations is accretion of approximately $1.6 million and $1.8 million for the nine months ended September 30, 2004 and 2003, respectively, and $0.5 million and $0.6 million for the three months ended September 30, 2004 and 2003, respectively, which represents the accretion of Preferred Units from the value of the units at issuance to the liquidation value.

8. Partners’ Capital

As of September 30, 2004, Boston Properties, Inc. owned 1,308,640 general partner units and 107,678,057 limited partner units.

On March 3, 2004, Boston Properties, Inc. completed a public offering of 5,700,000 shares of its Common Stock at a price to the public of $51.40 per share. The proceeds from this public offering, net of underwriters’ discount and offering costs, totaled approximately $291.1 million. Boston Properties, Inc. contributed the proceeds of the offering to the Company in exchange for 5,700,000 OP Units.

On September 16, 2004, Boston Properties, Inc., as general partner of the Company declared a distribution in the amount of $0.65 per OP Unit payable on October 29, 2004 to unitholders of record as of the close of business on September 30, 2004.

9. Losses from Early Extinguishments of Debt

During the nine months ended September 30, 2004 and 2003, the Company recognized approximately $6.3 million and $1.5 million, respectively, related to early extinguishments of debt, consisting primarily of payments of prepayment fees and the write-off of unamortized deferred financing costs. These amounts have been reflected as “Losses from early extinguishments of debt” in the “Expenses” section of the Consolidated Statements of Operations.

10. Discontinued Operations

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

During the nine months ended September 30, 2003, the Company sold 875 Third Avenue, a Class A office property totaling approximately 712,000 net rentable square feet located in New York City, New York and the Candler Building, a Class A office property totaling approximately 541,000 net rentable square feet located in Baltimore, Maryland.

During the nine months ended September 30, 2004, the Company sold the following properties:

(1) 430 Rozzi Place, an industrial property totaling 20,000 net rentable square feet located in South San Francisco, California;

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(5) 38 Cabot Boulevard, an industrial property totaling approximately 161,000 net rentable square feet located in Langhorne, Pennsylvania;

(6) Sugarland Business Park—Building One, an office/technical property totaling approximately 52,000 net rentable square feet located in Herndon, Virginia; and

(7) 204 Second Avenue, a Class A office property totaling approximately 41,000 net rentable square feet located in Waltham, Massachusetts.

In addition, at September 30, 2004, the Company had designated as held for sale 560 Forbes Boulevard, an industrial property totaling approximately 40,000 net rentable square feet located in South San Francisco, California. The Company has presented the properties discussed above as discontinued operations in its Consolidated Statements of Operations for the three months and nine months ended September 30, 2004 and 2003. In addition, the Company sold 2300 N Street, a Class A office property totaling approximately 289,000 net rentable square feet located in Washington, D.C. during the nine months ended September 30, 2003, and Hilltop Office Center, comprised of nine office/technical properties totaling approximately 143,000 net rentable square feet located in South San Francisco, California during the nine months ended September 30, 2004. Due to the Company’s continuing involvement in the management, for a fee, of these properties through an agreement with the buyers, these properties are not categorized as discontinued operations in the accompanying Consolidated Statements of Operations. As a result, the gain on sale related to Hilltop Office Center in South San Francisco, totaling approximately $8.2 million (net of minority interest share of approximately $7.3 million) and 2300 N Street in Washington, D.C., totaling approximately $64.7 million, have been reflected as “Gains on sales of real estate and other assets” in the Consolidated Statements of Operations for the nine months ended September 30, 2004 and 2003, respectively.

The following table summarizes income from discontinued operations and the related realized gains on sales of real estate for the three months and nine months ended September 30, 2004 and 2003 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Total revenue	$354	$3,079	$3,187	$12,820
Operating expenses	(157)	(1,397)	(863)	(4,727)
Interest expense	—	—	—	(296)
Depreciation and amortization	(37)	(464)	(685)	(1,482)
Minority interest allocation	(53)	(85)	(167)	(252)

Income from discontinued operations (net of minority interest)	$107	$1,133	$1,472	$6,063

Realized gains on sales of real estate	$5,129	$—	$33,637	$91,942
Minority interest allocation	—	—	(1,512)	—

Realized gains on sales of real estate (net of minority interest)	$5,129	$—	$32,125	$91,942

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2004, the Company had designated as held for sale 560 Forbes Boulevard, an industrial property totaling approximately 40,000 net rentable square feet located in South San Francisco, California. The anticipated sales price exceeds the carrying value at September 30, 2004.

The Company’s application of SFAS No. 144 results in the presentation of the net operating results of these qualifying properties sold during 2004 and 2003 as income from discontinued operations for all periods presented. In addition, SFAS No. 144 results in the gains on sale of these qualifying properties totaling approximately $32.1 million (net of minority interests share of approximately $1.5 million) and $91.9 million to be reflected as “Gains on sales of real estate from discontinued operations” in the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2004 and 2003, respectively. The application of SFAS No. 144 does not have an impact on net income available to common unitholders. SFAS No. 144 only impacts the presentation of these properties within the Consolidated Statements of Operations.

11. Earnings Per Common Unit

Earnings per common unit have been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both the net income and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income available to common unitholders by the weighted-average number of common units outstanding during the period. During the period ended June 30, 2004, the Company adopted EITF 03-6 “Participating Securities and the Two-Class Method under FASB 128” (“EITF 03-6”), which provides further guidance on the definition of participating securities. Pursuant to EITF 03-6, the Company’s Series Two Preferred Units are considered participating securities. Accordingly, for the reporting periods in which the Company’s net income is in excess of distributions paid on the OP Units, LTIP Units and Series Two Preferred Units, such income is allocated to the OP Units and LTIP Units and Series Two Preferred Units in proportion to their respective interests. Prior periods have been restated to conform to the provisions of EITF 03-6. For the nine months ended September 30, 2004 and 2003, approximately $700,000 and $7,900,000, respectively, were allocated to the Series Two Preferred Units in excess of distributions and included in preferred distributions and allocation of undistributed earnings. There were no amounts allocated to the Series Two Preferred Units in excess of distributions for the three months ended September 30, 2004 and 2003. Other potentially dilutive common units, and the related impact on earnings, are considered when calculating diluted earnings per common unit.

	For the three months ended September 30, 2004
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income available to common unitholders before discontinued operations	$77,842	130,141	$0.60
Discontinued operations	5,236	—	0.04

Net income available to common unitholders	83,078	130,141	0.64
Effect of Dilutive Securities:
Stock Based Compensation	—	2,242	(0.01)
Diluted Earnings:

Net income	$83,078	132,383	$0.63

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the three months ended September 30, 2003
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income available to common unitholders before discontinued operations	$68,777	118,846	$0.58
Discontinued operations	1,133	—	0.01

Net income available to common unitholders	69,910	118,846	0.59
Effect of Dilutive Securities:
Stock Based Compensation	—	1,823	(0.01)
Diluted Earnings:

Net income	$69,910	120,669	$0.58

	For the nine months ended September 30, 2004
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income available to common unitholders before discontinued operations	$235,453	127,423	$1.85
Discontinued operations	33,597	—	0.26

Net income available to common unitholders	269,050	127,423	2.11
Effect of Dilutive Securities:
Stock Based Compensation	—	2,226	(0.03)
Diluted Earnings:

Net income	$269,050	129,649	$2.08

	For the nine months ended September 30, 2003
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income available to common unitholders before discontinued operations	$268,963	117,337	$2.29
Discontinued operations	98,005	—	0.84

Net income available to common unitholders	366,968	117,337	3.13
Effect of Dilutive Securities:
Stock Based Compensation	—	1,482	(0.04)
Diluted Earnings:

Net income	$366,968	118,819	$3.09

12. Stock Option and Incentive Plan

During the nine months ended September 30, 2004, Boston Properties, Inc., as general partner of the Company, issued 32,585 shares of restricted stock valued at approximately $1.6 million and 166,430 LTIP Units valued at approximately $8.3 million. An LTIP Unit is generally the economic equivalent of a share of restricted stock in Boston Properties, Inc. The aggregate value of the LTIP Units is not included in “Unearned compensation” in the Consolidated Balance Sheets as it is reflected in “Redeemable partnership units.”

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employees vest in restricted stock and LTIP Units over a five-year term. Restricted stock and LTIP Units are measured at fair value on the date of grant based on the number of shares or units granted and the price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is generally recognized as an expense ratably over the corresponding employee service period. Stock-based compensation expense associated with restricted stock and LTIP Units was approximately $1.0 million and $0.5 million during the three months ended September 30, 2004 and 2003, respectively, and $3.2 million and $1.7 million during the nine months ended September 30, 2004 and 2003, respectively.

13. Segment Information

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

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income available to common unitholders, the most directly comparable GAAP financial measure, plus preferred distributions and allocation of undistributed earnings, losses from early extinguishments of debt, net derivative losses, depreciation and amortization, interest expense and general and administrative expense, less gains on sales of real estate from discontinued operations, income from discontinued operations, gains on sales of real estate and other assets, income from unconsolidated joint ventures, minority interest in property partnerships, interest and other income and development and management services income. The Company uses NOI internally as a performance measure and believes NOI provides useful information to investors regarding its financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, the Company believes NOI is a useful measure for evaluating the operating performance of real estate assets.

The Company’s management also uses NOI to evaluate regional property level performance and to make decisions about resource allocations. Further, the Company believes NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income. NOI excludes certain components from net income in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs that define NOI differently. The Company believes that in order to facilitate a clear understanding of its operating results, NOI should be examined in conjunction with net income as presented in the Company’s consolidated financial statements. NOI should not be considered as an alternative to net income as an indication of the Company’s performance or to cash flows as a measure of liquidity or ability to make distributions.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information by geographic area and property type:

Three months ended September 30, 2004 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$72,869	$62,044	$126,580	$49,933	$16,015	$327,441
Office/Technical	2,088	3,674	—	—	—	5,762
Industrial	2	—	—	—	—	2
Hotels	19,768	—	—	—	—	19,768

Total	94,727	65,718	126,580	49,933	16,015	352,973

% of Total	26.83%	18.62%	35.86%	14.15%	4.54%	100.00%

Operating Expenses:
Class A	25,553	16,942	40,103	18,968	6,557	108,123
Office/Technical	467	707	—	—	—	1,174
Industrial	98	—	—	—	—	98
Hotels	13,709	—	—	—	—	13,709

Total	39,827	17,649	40,103	18,968	6,557	123,104

% of Total	32.34%	14.34%	32.58%	15.41%	5.33%	100.00%

Net Operating Income	$54,900	$48,069	$86,477	$30,965	$9,458	$229,869

% of Total	23.88%	20.92%	37.62%	13.47%	4.11%	100.00%

Three months ended September 30, 2003 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$69,073	$49,808	$111,136	$52,438	$17,471	$299,926
Office/Technical	2,192	3,218	—	441	—	5,851
Industrial	66	—	—	—	—	66
Hotels	17,542	—	—	—	—	17,542

Total	88,873	53,026	111,136	52,879	17,471	323,385

% of Total	27.48%	16.40%	34.37%	16.35%	5.40%	100.00%

Operating Expenses:
Class A	26,650	13,687	37,166	20,450	6,727	104,680
Office/Technical	463	694	—	99	—	1,256
Industrial	71	—	—	—	—	71
Hotels	12,829	—	—	—	—	12,829

Total	40,013	14,381	37,166	20,549	6,727	118,836

% of Total	33.67%	12.10%	31.28%	17.29%	5.66%	100.00%

Net Operating Income	$48,860	$38,645	$73,970	$32,330	$10,744	$204,549

% of Total	23.89%	18.89%	36.16%	15.81%	5.25%	100.00%

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine months ended September 30, 2004 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$213,745	$178,102	$352,441	$147,586	$52,163	$944,037
Office/Technical	6,427	10,487	—	134	—	17,048
Industrial	1	—	—	—	—	1
Hotels	52,112	—	—	—	—	52,112

Total	272,285	188,589	352,441	147,720	52,163	1,013,198

% of Total	26.87%	18.61%	34.79%	14.58%	5.15%	100.00%

Operating Expenses:
Class A	73,776	49,506	108,293	$55,144	21,064	307,783
Office/Technical	1,572	2,249	—	36	—	3,857
Industrial	308	—	—	—	—	308
Hotels	38,763	—	—	—	—	38,763

Total	114,419	51,755	108,293	55,180	21,064	350,711

% of Total	32.63%	14.76%	30.88%	15.73%	6.00%	100.00%

Net Operating Income	$157,866	$136,834	$244,148	$92,540	$31,099	$662,487

% of Total	23.84%	20.65%	36.85%	13.97%	4.69%	100.00%

Nine months ended September 30, 2003 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$208,634	$140,515	$324,503	$157,210	$52,754	$883,616
Office/Technical	6,625	9,806	—	1,300	—	17,731
Industrial	565	—	—	—	—	565
Hotels	48,001	—	—	—	—	48,001

Total	263,825	150,321	324,503	158,510	52,754	949,913

% of Total	27.78%	15.82%	34.16%	16.69%	5.55%	100.00%

Operating Expenses:
Class A	76,599	39,067	99,820	59,236	19,949	294,671
Office/Technical	1,545	2,198	—	302	—	4,045
Industrial	289	—	—	—	—	289
Hotels	36,259	—	—	—	—	36,259

Total	114,692	41,265	99,820	59,538	19,949	335,264

% of Total	34.21%	12.31%	29.77%	17.76%	5.95%	100.00%

Net Operating Income	$149,133	$109,056	$224,683	$98,972	$32,805	$614,649

% of Total	24.26%	17.74%	36.56%	16.10%	5.34%	100.00%

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of NOI to net income available to common unitholders:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net operating income	$229,869	$204,549	$662,487	$614,649
Add:
Development and management services income	5,835	3,616	15,126	13,635
Interest and other income	908	1,089	9,526	2,167
Minority interests in property partnerships	1,447	648	3,127	1,457
Income from unconsolidated joint ventures	460	1,343	2,716	5,354
Gains on sales of real estate and other assets	—	1,637	9,822	70,627
Income from discontinued operations	107	1,133	1,472	6,063
Gains on sales of real estate from discontinued operations	5,129	—	32,125	91,942
Less:
General and administrative	(13,002)	(11,183)	(38,095)	(33,610)
Interest expense	(77,698)	(75,343)	(226,792)	(224,435)
Depreciation and amortization	(66,023)	(52,691)	(182,296)	(151,866)
Net derivative losses	—	885	—	(1,038)
Losses from early extinguishments of debt	—	—	(6,258)	(1,474)
Preferred distributions and allocation of undistributed earnings	(3,954)	(5,773)	(13,910)	(26,503)

Net income available to common unitholders	$83,078	$69,910	$269,050	$366,968

14. Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force reached a final consensus regarding Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128.” The issue addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance on applying the two-class method of calculating earnings per share once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus was effective for the period ended June 30, 2004 and was applied by restating previously reported earnings per share. The Company has adopted the provisions of EITF 03-6, and has determined that its Series Two Preferred Units constitute a participating security. The adoption of EITF 03-6 has resulted in a reduction of the Company’s net income available to common unitholders for those periods in which the Company had undistributed earnings. Undistributed earnings were allocated to the Series Two Preferred Units based on their contractual rights to share in those earnings as if all the earnings for the period had been distributed.

15. Related Party Transactions

In connection with the acquisition of the Carnegie Center Portfolio in June 1998, the Company entered into a development agreement with an affiliate of Mr. Alan B. Landis providing for up to approximately 2,000,000 square feet of development in or adjacent to the Carnegie Center office complex (the “Development

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Agreement”). In the past few years, the Company and Mr. Landis have been unable to agree on terms of ancillary documents that were to be entered into under the Development Agreement and, on October 21, 2004, entered into an Agreement to modify several provisions of the Development Agreement (the “2004 Agreement”). Under the terms of the 2004 Agreement, the Company and affiliates of Mr. Landis amended the Development Agreement to limit the rights of Mr. Landis and his affiliates to participate in the development of properties under the Development Agreement. Among other things, Mr. Landis has agreed that (1) Mr. Landis and his affiliates will have no right to participate in any entity formed to acquire land parcels or the development company formed by the Company to provide development services under the Development Agreement, (2) Mr. Landis will have no right or obligation to play a role in development activities engaged in by the development company formed by the Company under the Development Agreement or receive compensation from the development company, (3) the affiliate of Mr. Landis will have no right to receive a contingent payment for developed properties based on stabilized returns and (4) Mr. Landis and his affiliates will have no right to sell any of the land parcels other than under certain existing arrangements. In exchange, the Company has agreed to:

•	effective as of June 30, 1998, pay Mr. Landis $125,000 on January 1 of each year until the earlier of (A) January 1, 2018, (B) the termination of the Development Agreement or (C) the date on which all development properties under the Development Agreement have been conveyed pursuant to the Development Agreement, with $750,000, representing payments of this annual amount from 1998 to 2004, being paid currently and reflected in General and Administrative Expenses in the accompanying Consolidated Statements of Operations for the three months ended September 30, 2004; and

•	pay an affiliate of Mr. Landis, in connection with the development of land parcels acquired under the Development Agreement, an aggregate fixed amount of $10.50 per rentable square foot of property developed (with a portion of this amount (i.e., $5.50) being subject to adjustment, in specified circumstances, based on future increases in the Consumer Price Index) in lieu of a contingent payment based on stabilized returns, which payment could have been greater or less than $10.50 per rentable square foot of property developed.

The Company also continues to be obligated to pay an affiliate of Mr. Landis the purchase price of $20 per rentable square foot of property developed for each land parcel acquired as provided in the original Development Agreement. During the 20-year term of the Development Agreement, until such time, if any, as the Company elects to acquire a land parcel, an affiliate of Mr. Landis will remain responsible for all carrying costs associated with such land parcel.

In addition, in connection with entering into the 2004 Agreement, Mr. Landis has resigned as a director of Boston Properties, Inc., effective as of the earlier of (i) immediately prior to the Company’s 2005 annual meeting of stockholders and (ii) May 11, 2005, and has agreed that Boston Properties, Inc. will have no future obligation to nominate Mr. Landis as a director of Boston Properties, Inc. The scheduled effective date of Mr. Landis’s resignation will afford the Board with time, prior to the next annual stockholders meeting, to review its size and overall composition and evaluate whether it would be appropriate to identify possible candidates for nomination as a new independent director to fill the vacancy created by Mr. Landis’s resignation. Mr. Landis did not resign because of a disagreement with Boston Properties, Inc. on any matter relating to Boston Properties, Inc.’s operations, policies or practices.

16. Subsequent Events

On October 25, 2004, the Company formed Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), a strategic partnership with third parties to pursue the acquisition of value-added investments in non-core office assets within the Company’s existing markets. The Company intends to leverage its regional operating platform to source and acquire properties that will generate opportunity for value creation through

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repositioning, capital improvements and/or leasing strategies. The Value-Added Fund will not engage in any ground-up development. The Value-Added Fund has total equity commitments of $140 million, of which the Company has committed $35 million. Assuming an estimated 65% leverage ratio, the Value-Added Fund is anticipated to have up to $400 million of total investments. The Company will receive asset management, property management, leasing and redevelopment fees, and if certain return thresholds are achieved will be entitled to an additional promoted interest.

On November 1, 2004, the Value-Added Fund completed the acquisition of Worldgate Plaza, a 322,000 square foot office complex located in Herndon, Virginia for a purchase price of approximately $78.2 million. The acquisition was financed with new mortgage indebtedness totaling $57.0 million and approximately $21.2 million in cash, of which the Company’s share was $5.3 million. The mortgage financing bears interest at a variable rate equal to LIBOR + 0.89% and matures in October 2007, with two one-year extension options. In addition, the Value-Added Fund entered into an agreement with the lender to cap the interest rate at 9.5% for a nominal fee.

On November 8, 2004, a joint venture, of which the Company owned a 33.33% interest, exercised its right to terminate the purchase agreement to acquire the 21-acre site on the Boston waterfront known as Fan Pier. The venture forfeited its $2.5 million deposit, of which the Company’s share was $0.8 million. The Company expects to recognize approximately $1.1 million of general and administrative expense in the fourth quarter of 2004, which includes approximately $0.3 million of related due diligence costs.

BOSTON PROPERTIES LIMITED PARTNERSHIP

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that while forward-looking statements reflect our good-faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	General risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases on favorable terms, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate);

•	Financing may not be available on favorable terms or at all, and our cash flow from operations and access to attractive capital may be insufficient to fund operations, acquisitions and developments;

•	We may be unsuccessful in managing changes in our portfolio composition or integrating acquisitions successfully;

•	Risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities);

•	Risks associated with downturns in the national and local economies (including increased unemployment in our core markets), increases in interest rates, and volatility in the securities markets;

•	Risks associated with an increase in the frequency and scope of changes in state and local tax laws and increases in the number of state and local tax audits;

•	Costs of compliance with the Americans with Disabilities Act and other similar laws;

•	Potential liability for uninsured losses and environmental contamination;

•	Risks associated with our potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended;

•	Possible adverse changes in tax and environmental laws, as well as the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results;

•	Risks associated with our dependence on key personnel whose continued service is not guaranteed; and

•	The other risk factors identified in our most recently filed annual report on Form 10-K.

The risks set forth above are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management

BOSTON PROPERTIES LIMITED PARTNERSHIP

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

Our industry’s performance is generally predicated on a sustained pattern of job growth. Since the beginning of 2004, the United States economy has experienced continued, but modest, economic growth. In the third quarter of 2004, leasing activity and lease economics across our portfolio have either remained constant or shown slight improvements. In New York City, our largest market, some existing tenants, including legal and financial service firms, have either exercised expansion rights, leased additional space or are seeking additional space. We have experienced activity in Baltimore, MD, Richmond, VA and Northern Virginia where major tenants have renewed and in one case committed to taking new space which we are developing. In addition, during the third quarter, the Boston area hotels continued to show improvement in terms of both occupancy and daily rates. Office leasing conditions in the Boston central business district, Boston suburbs and San Francisco have yet to demonstrate any improvement. Nevertheless, we believe our operating environment is improving.

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

In the face of these challenging market conditions, we have followed a disciplined approach to managing our operations by focusing primarily on enhancing the value of our company through strategic sales and successful leasing efforts of our existing portfolio. Our existing capital structure has the ability to fund additional acquisitions and/or developments due to our refinancings as well as proceeds from common equity offerings. Our variable rate debt now consists almost entirely of our refinanced construction loan on Times Square Tower. Accordingly, our exposure to potentially greater costs associated with rising interest rates has been reduced. We are constantly reviewing our portfolio to identify potential asset acquisitions, opportunities for development and asset dispositions. Much of our recent focus has been on new development projects that we believe will produce superior returns and will drive our growth in the coming years.

BOSTON PROPERTIES LIMITED PARTNERSHIP

The highlights of the three months ended September 30, 2004 included the following:

•	We sold the following two non-core buildings aggregating approximately 93,000 square feet:

Date	Property	Gross Sales Price
8/1/04	Sugarland Business Park-Building One, Herndon, Virginia	$7.8 million
9/28/04	204 Second Avenue, Waltham, Massachusetts	$6.0 million

•	In July 2004, we commenced construction of Seven Cambridge Center, a fully-leased, build-to-suit project with approximately 231,000 square feet of office, research laboratory and retail space plus parking for approximately 800 cars, located in Cambridge, Massachusetts. We have signed a lease for 100% of the space with the Massachusetts Institute of Technology for occupancy by its affiliate, the Eli and Edythe L. Broad Institute. We expect to invest approximately $145.9 million in this project and we expect to complete the project in the first quarter of 2006.

•	On July 30, 2004, we entered into a lease with the Lockheed Martin Corporation (LMC) totaling approximately 182,000 square feet related to the development of a build-to-suit office building in Reston, Virginia. LMC currently leases more than 500,000 square feet in two buildings within the same office complex. We expect to invest approximately $45.8 million in this project and we expect to complete the project in the second quarter of 2006.

•	On August 2, 2004, we entered into a joint venture with unrelated third parties to pursue the development of a Class A office building totaling approximately 305,000 square feet that will be part of a mixed-use development of office, retail and residential properties known as Wisconsin Place located in Chevy Chase, Maryland. The new development will sit above a shared four-storey parking garage with over 1,700 parking spaces. We will have a 66.67% interest in the office building, a shared interest in the infrastructure, a nominal interest in the retail component and no interest in the residential component. We expect to invest approximately $25.7 million in this project.

•	On August 3, 2004, we entered into a lease with Ann Taylor Stores Corporation, totaling approximately 300,000 square feet at Times Square Tower in New York City. Times Square Tower was placed in-service this quarter, is now approximately 83% leased.

•	On September 24, 2004, we refinanced the construction loan on our New Dominion Technology Park Building Two property located in Herndon, Virginia. The original construction loan with an outstanding balance of $56.9 million bore interest at LIBOR + 1.25% and was scheduled to mature in December 2005. The new mortgage loan totaling $63.0 million requires interest-only payments at a fixed rate of 5.55% per annum until it matures in September 2014.

•	On September 30, 2004, a joint venture in which we have a 35% interest refinanced the mortgage loan secured by 265 Franklin Street located in Boston, Massachusetts. The old mortgage loan totaling $54.0 million bore interest at a floating rate equal to LIBOR + 1.30% and was scheduled to mature on October 1, 2004. The new mortgage loan facility totaling $70.0 million is comprised of $55.0 million disbursed at closing and an additional $15.0 million available to be drawn to fund future tenant improvement and leasing costs. The new mortgage loan facility requires interest-only payments at a floating rate equal to LIBOR + 1.10% and matures in September 2007, with two one-year extension options.

•

In September 2004, we commenced the redevelopment of our Capital Gallery property in Washington, D.C. Capital Gallery is a Class A office property totaling approximately 397,000 square feet. The project entails removing a three-storey low-rise section of the property comprised of 100,000 square feet from in-service status and redeveloping it into a 10-storey office building resulting in a total complex size of approximately 610,000 square feet upon completion. We expect to invest approximately $69.1 million in the project and we expect to complete this project by the end of 2005. In connection with the redevelopment project, we recognized an accelerated depreciation charge of approximately $2.6 million

BOSTON PROPERTIES LIMITED PARTNERSHIP

in the three months ended September 30, 2004, which represents the net book value of the portion of the three storey low rise portion of the building which will be redeveloped.

•	We placed in service New Dominion Tech. Park, Building Two, a 257,400 square foot Class A office property located in Herndon, Virginia. This project is 100% leased.

Transactions completed subsequent to September 30, 2004:

•	On October 25, 2004, we formed Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), a strategic partnership with third parties to pursue the acquisition of value-added investments in non-core office assets within our existing markets. We intend to leverage our regional operating platform to source and acquire properties that will generate opportunity for value creation through repositioning, capital improvements and/or leasing strategies. The Value-Added Fund will not engage in any ground-up development. The Value-Added Fund has total equity commitments of $140 million, of which we have committed $35 million. Assuming an estimated 65% leverage ratio, the Value-Added Fund is anticipated to have up to $400 million of total investments. We will receive asset management, property management, leasing and redevelopment fees, and if certain return thresholds are achieved will be entitled to an additional promoted interest.

•	On November 1, 2004, the Value-Added Fund completed the acquisition of Worldgate Plaza, a 322,000 square foot office complex located in Herndon, Virginia for a purchase price of approximately $78.2 million. The acquisition was financed with new mortgage indebtedness totaling $57.0 million and approximately $21.2 million in cash, of which our share was $5.3 million. The mortgage financing bears interest at a variable rate equal to LIBOR + 0.89% and matures in October 2007, with two one-year extension options. In addition, the Value-Added Fund entered into an agreement with the lender to cap the interest rate at 9.5% for a nominal fee.

•	On November 8, 2004, a joint venture, of which we owned a 33.33% interest, exercised its right to terminate the purchase agreement, which was entered into on September 22, 2004, to acquire the 21-acre site on the Boston waterfront known as Fan Pier. The venture forfeited its $2.5 million deposit, of which our share was $0.8 million. We expect to recognize approximately $1.1 million of general and administrative expense in the fourth quarter of 2004, which includes approximately $0.3 million of related due diligence costs.

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

Real Estate

Upon acquisitions of real estate, we assess the fair value of acquired tangible and intangible assets, including land, buildings, tenant improvements, above and below market leases, origination costs, acquired in-

BOSTON PROPERTIES LIMITED PARTNERSHIP

place leases, other identified intangible assets and assumed liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and allocate the purchase price to the acquired assets and assumed liabilities, including land at appraised value and buildings at replacement cost. We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also consider an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenant’s credit quality and expectations of lease renewals. Based on our acquisitions to date, our allocation to customer relationship intangible assets has been immaterial.

We record acquired “above and below” market leases at their fair values using a discount rate which reflects the risks associated with the leases acquired, equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.

Real estate is stated at depreciated cost. The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, internal wages, property taxes, insurance, and other project costs incurred during the period of development.

Management reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates an impairment in value. An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be “long-lived assets to be held and used” as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), are considered on an undiscounted basis to determine whether an asset has been impaired, our established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date.

SFAS No. 144 which was adopted on January 1, 2002, requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) on the eventual disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets.

BOSTON PROPERTIES LIMITED PARTNERSHIP

A variety of costs are incurred in the acquisition, development and leasing of our properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on our development properties is guided by SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portion under construction.

Investments in Unconsolidated Joint Ventures

Except for ownership interests in a variable interest entity, we account for our investments in joint ventures under the equity method of accounting because we exercise significant influence over, but do not control, these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over 40 years. Under the equity method of accounting, our net equity is reflected on the consolidated balance sheets, and our share of net income or loss from the joint ventures is included on the consolidated statements of operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses, however, our recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds.

We serve as the development manager for the joint venture at 901 New York Avenue and Wisconsin Place currently under development. The profit on development fees received from these joint ventures is recognized to the extent attributable to the outside interest in the joint venture.

Revenue Recognition

Base rental revenue is reported on a straight-line basis over the terms of our respective leases. In accordance with SFAS No. 141, we recognize rental revenue of acquired in-place “above and below” market leases at their fair value over the terms of the respective leases. Accrued rental income represents rental income recognized in excess of rent payments actually received pursuant to the terms of the individual lease agreements. We maintain an allowance against accrued rental income for future potential tenant credit losses. The credit assessment is based on the estimated accrued rental income that is recoverable over the term of the lease. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or geographic specific credit considerations. If our estimates of collectibility differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases was approximately 7.4 years as of September 30, 2004. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and continual monitoring of our portfolio to identify potential problem tenants.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

Our hotel revenues are derived from room rentals and other sources such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue and laundry services. Hotel revenues are recognized as earned.

We record our development fees earned on real estate projects on the percentage of completion method described in AICPA Statement of Position (SOP) 81-1. Management fees that are contingent upon the collection of rents are recorded and earned based on a percentage of collected rents at the properties under management, and not on a straight line basis.

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

Results of Operations

At September 30, 2004, we owned or had interests in a portfolio of 126 properties (the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data are comparable. Therefore, the comparison of operating results for the nine and three months ended September 30, 2004 and 2003 show separately changes attributable to the properties that were owned by us throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the Total Property Portfolio.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

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

Comparison of the nine months ended September 30, 2004 to the nine months ended September 30, 2003.

The table below reflects selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 112 properties totaling approximately 29.5 million square feet of office space, including three hotel properties, acquired or placed in-service on or prior to January 1, 2003 and owned through September 30, 2004. The Total Property Portfolio includes amounts from properties either placed in-service or acquired after January 1, 2003 or disposed of on or prior to September 30, 2004.

In September 2004, we commenced the redevelopment of our Capital Gallery property in Washington, D.C. Capital Gallery is a Class A office property totaling approximately 397,000 square feet. The project entails removing a three-storey low-rise section of the property comprised of 100,000 square feet from in-service status and developing it into a 10-storey office building resulting in a total complex size of approximately 610,000 square feet upon completion. The classification of this property is included in Properties Repositioned for the nine months ended September 30, 2004.

BOSTON PROPERTIES LIMITED PARTNERSHIP

(dollars in thousands)	Same Property Portfolio				Properties Sold		Properties Acquired		Properties Placed In-Service		Properties Repositioned		Total Portfolio
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$859,524	$863,275	$(3,751)	(0.43%)	$134	$4,130	$56,868	$10,825	$30,070	$6,644	$11,133	$12,128	$957,729	$897,002	$60,727	6.77%
Termination Income	3,090	4,910	(1,820)	(37.07%)	—	—	267	—	—	—	—	—	3,357	4,910	(1,553)	(31.63%)

Total Rental Revenue	862,614	868,185	(5,571)	(0.64%)	134	4,130	57,135	10,825	30,070	6,644	11,133	12,128	961,086	901,912	59,174	6.56%

Operating Expenses	291,734	290,972	762	0.26%	40	1,099	12,677	2,285	4,105	1,535	3,392	3,115	311,948	299,006	12,942	4.33%

Net Operating Income, excluding hotels	570,880	577,213	(6,333)	(1.10%)	94	3,031	44,458	8,540	25,965	5,109	7,741	9,013	649,138	602,906	46,232	7.67%

Hotel Net Operating Income	13,349	11,743	1,606	13.68%	—	—	—	—	—	—	—	—	13,349	11,743	1,606	13.68%

Consolidated Net Operating Income	584,229	588,956	(4,727)	(0.80%)	94	3,031	44,458	8,540	25,965	5,109	7,741	9,013	662,487	614,649	47,838	7.78%

Other Revenue:
Development and Management Services	—	—	—	—	—	—	—	—	—	—	—	—	15,126	13,635	1,491	10.94%
Interest and Other	—	—	—	—	—	—	—	—	—	—	—	—	9,526	2,167	7,359	339.59%

Total Other Revenue	—	—	—	—	—	—	—	—	—	—	—	—	24,652	15,802	8,850	56.01%
Other Expenses:
General and administrative	—	—	—	—	—	—	—	—	—	—	—	—	38,095	33,610	4,485	13.34%
Interest	—	—	—	—	—	—	—	—	—	—	—	—	226,792	224,435	2,357	1.05%
Depreciation and amortization	157,714	145,386	12,328	8.48%	22	470	13,798	2,849	6,440	1,763	4,322	1,398	182,296	151,866	30,430	20.03%
Net derivative losses	—	—	—	—	—	—	—	—	—	—	—	—	—	1,038	(1,038)	(100.00%)
Loss from early extinguishment of debt	—	—	—	—	—	—	—	—	—	—	—	—	6,258	1,474	4,784	324.56%

Total Other Expenses	157,714	145,386	12,328	8.48%	22	470	13,798	2,849	6,440	1,763	4,322	1,398	453,441	412,423	41,018	9.95%
Income before joint ventures and discontinued operations	$426,515	$443,570	(17,055)	(3.84%)	$72	$2,561	$30,660	$5,691	$19,525	$3,346	$3,419	$7,615	$233,698	$218,028	15,670	7.19%
Income from unconsolidated joint ventures	$2,401	$1,623	$778	47.94%	—	—	$303	$3,731	12	—	—	—	2,716	5,354	(2,638)	(49.27%)

Income from discontinued operations	$158	$182	($24)	(13.19%)	$1,314	$5,881	—	—	—	—	—	—	1,472	6,063	(4,591)	(75.72%)
Minority interests in property partnerships													3,127	1,457	1,670	114.62%
Gains on sales of real estate													9,822	70,627	(60,805)	(86.09%)
Preferred distributions and allocation of undistributed earnings													(13,910)	(26,503)	(12,593)	(47.52%)
Gains on sales of real estate from discontinued operations													32,125	91,942	(59,817)	(65.06%)

Net Income available to common shareholders													$269,050	$366,968	(97,918)	(26.68%)

BOSTON PROPERTIES LIMITED PARTNERSHIP

Rental Revenue

The increase in rental revenue of $60.7 million in the Total Portfolio primarily relates to the purchase of the remaining interests in One and Two Discovery Square as of April 1, 2003, the remaining interests in One and Two Freedom Square as of August 5, 2003, 1333 New Hampshire Avenue on October 8, 2003 and the remaining interest in 140 Kendrick Street as of March 24, 2004, as well as the acquisition of 1330 Connecticut Avenue on April 1, 2004. These additions to the portfolio increased revenue by approximately $46.0 million, as detailed below:

Property	Date Acquired	Revenue for the nine months ended September 30,
		2004	2003	Change
		(in thousands)
One and Two Discovery Square	April 1, 2003	$9,891	$6,300	$3,591
One and Two Freedom Square	August 5, 2003	22,472	4,525	17,947
1333 New Hampshire Avenue	October 8, 2003	11,600	—	11,600
140 Kendrick Street	March 24, 2004	5,686	—	5,686
1330 Connecticut Avenue	April 1, 2004	7,219	—	7,219

Total		$56,868	$10,825	$46,043

In addition, the placing into service of Times Square Tower and New Dominion Technology Park, Building Two during the third quarter of 2004, as well as Shaws Supermarket and Waltham Weston Corporate Center during 2003, increased revenue by approximately $23.4 million for the nine months ended September 30, 2004, as detailed below:

Property	Date Placed in Service	Revenue for the nine months ended September 30,
		2004	2003	Change
		(in thousands)
Times Square Tower	3rd Quarter 2004	$20,770	$1,889	$18,881
Waltham Weston Corporate Center	1st Quarter 2003	4,846	3,192	1,654
Shaws Supermarket	3rd Quarter 2003	2,432	1,563	869
New Dominion Technology Park, Building Two	3rd Quarter 2004	2,022	—	2,022

Total		$30,070	$6,644	$23,426

The aggregate increase in rental revenue was offset by a decrease of approximately $4.0 million due to the sale of 2300 N Street during 2003 and Hilltop Office Center during 2004, both of which have not been classified as discontinued operations due to our continued involvement in the management of the properties. The decrease in the remaining Same Property Portfolio reflects declining base rents of approximately $1.5 million and a decrease in straight-line rents of $4.5 million. Included in rental revenue is an increase of approximately $1.8 million which represents the portion we recognized from the settlement of litigation with a third-party vendor related to billing of prior years’ operating expenses. We anticipate that we will experience a roll down in rents for the remainder of 2004 and 2005 on our expiring leases which will be partially offset by increased occupancy and higher contributions from newly delivered buildings like Times Square Tower and New Dominion Technology Park, Building Two.

Termination Income

Termination income for the nine months ended September 30, 2004 was related to sixteen tenants across the portfolio that terminated their leases and made termination payments totaling approximately $3.4 million. This compared to termination income earned for the nine months ended September 30, 2003 related to seventeen tenants

BOSTON PROPERTIES LIMITED PARTNERSHIP

totaling $4.9 million. We do not anticipate receiving any termination income in the fourth quarter of 2004 and we anticipate receiving approximately $1.0 million in termination income in 2005.

Development and Management Services

Our third-party fee income increased approximately $1.5 million for the nine months of 2004 compared to 2003. Our existing third-party fees continue in Washington, D.C. with National Institute of Health and in New York at 90 Church Street, which collectively contributed $7.0 million to development and management services for the nine months ended September 30, 2004 compared to $4.9 million for the nine months ended September 30, 2003. As we complete certain third-party contracts we anticipate our third-party fee income to decrease significantly.

Interest and Other Income

Interest and other income increased by $7.4 million in the Total Portfolio for the nine months ended September 30, 2004. In the first quarter of 2004 we recognized a net amount of approximately $7.0 million in connection with the termination by a third-party of an agreement to enter into a ground lease with us. At the end of the third quarter of 2004, we had a cash balance of approximately $214 million. To the extent we do not use our cash balance to acquire properties, fund new developments, or reduce outstanding indebtedness, we anticipate interest income will remain flat through the end of the year.

Operating Expenses

Property operating expenses in the Total Portfolio (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) increased by $12.9 million. Approximately $10.4 million of the increase is due to the additions of One and Two Discovery Square, One and Two Freedom Square, 1333 New Hampshire Avenue, 140 Kendrick Street and 1330 Connecticut Avenue. In addition, the placing into service of Times Square Tower and New Dominion Technology Park, Building Two during the third quarter of 2004, as well as Shaws Supermarket and Waltham Weston Corporate Center during 2003, increased operating expenses by approximately $2.6 million for the nine months ended September 30, 2004.

This increase was offset by a decrease of an aggregate of $1.1 million related to the sales of 2300 N Street in 2003 and Hilltop Office Center in 2004, both of which have not been classified as discontinued operations due to our continued involvement in the management of the properties. The remaining increases are due to slight increases in Same Property Portfolio operating expenses of approximately $1.0 million.

Hotel Net Operating Income

Net operating income for the hotel properties increased by approximately $1.6 million, or approximately 13.7%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

The following reflects our occupancy and rate information for the three hotel properties for the nine months ended September 30, 2004 and 2003:

	2004	2003	Increase (Decrease)
Occupancy	82.6%	78.3%	5.5%
Average daily rate	$169.73	$162.64	4.4%
Revenue per available room, REVPAR	$140.68	$127.73	10.1%

BOSTON PROPERTIES LIMITED PARTNERSHIP

Other Expenses

General and Administrative

General and administrative expenses in the Total Portfolio increased during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 by $4.5 million, or 13.34%. An aggregate of $1.4 million of the increase is attributable to changes in the form of long-term equity-based compensation, as further described below. Deal costs in relation to the formation of the Value-Added Fund, Wisconsin Place and Fan Pier increased general and administrative expenses approximately $0.2 million for the nine months ended September 30, 2004. A one-time expense of $750,000 represents our payment to Alan B. Landis in connection with the amendment to the development agreement, as further detailed in Note 15 to the Consolidated Financial Statements. The remaining increase is due to compensation related expenses increases during 2004.

In 2003, Boston Properties, Inc. transitioned to using solely restricted stock and/or LTIP Units as opposed to granting stock options and restricted stock, under the 1997 Stock Option and Incentive Plan as our primary vehicle for employee equity compensation. An LTIP unit is generally the economic equivalent of a share of restricted stock in Boston Properties Inc. Employees vest in restricted stock and LTIP Units over a five-year term (0%, 0%, 25%, 35%, 40%). Restricted stock and LTIP Units are measured at fair value on the date of grant based on the number of shares or units granted and the price of Boston Properties Inc.’s common stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. To the extent restricted stock or LTIP Units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “Stock-based compensation.” Stock-based compensation expense associated with restricted stock was approximately $3.2 million during the nine months ended September 30, 2004. Stock-based compensation expense associated with $6.1 million of restricted stock that was granted by Boston Properties, Inc. in January 2003 will generally be expensed ratably as such restricted stock vests over a five-year vesting period. Stock-based compensation associated with approximately $9.7 million of restricted stock and LTIP Units that were granted by Boston Properties Inc. in January 2004 will also be incurred ratably as such restricted stock and LTIP Units vest. To the extent the Board of Directors of Boston Properties Inc. continues its policy of granting restricted equity awards in lieu of stock options at levels comparable to the grants made in 2003 and 2004, we will continue to experience annual cost increases associated with equity-based compensation until 2008 at which time the annual incremental increase in stock-based compensation expense will be substantially realized.

BOSTON PROPERTIES LIMITED PARTNERSHIP

Interest Expense

Interest expense for the Total Portfolio increased approximately $2.4 million. The majority of the increase is due to the cessation of interest capitalization at Times Square Tower and New Dominion Technology, Building Two, as well as the acquisition of the outside interest in 140 Kendrick Street and 1330 Connecticut Avenue which were offset by the repayment of outstanding mortgage debt on One and Two Reston Overlook, as well as the Lockheed Martin building, in the beginning of 2004. Our floating rate debt now consists entirely of our refinanced construction loan on Times Square Tower. The following summarizes our debt outstanding as of September 30, 2004 compared with 2003.

	September 30,
	2004	2003
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$4,600,420	$4,578,466
Variable rate	415,649	341,877

Total	$5,016,069	$4,920,343

Percent of total debt:
Fixed rate	91.71%	93.05%
Variable rate	8.29%	6.95%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	6.66%	6.67%
Variable rate	2.78%	3.02%

Total	6.34%	6.41%

Depreciation and Amortization

Depreciation and amortization expense for the Total Portfolio increased as a result of the placing into service of Times Square Tower and New Dominion Technology Park, Building Two as well as the acquisitions of One and Two Discovery Square, One and Two Freedom Square, 1333 New Hampshire Avenue, the remaining outside interest in 140 Kendrick Street, and 1330 Connecticut Avenue. These additions to the portfolio increased depreciation and amortization expense by approximately $15.6 million, as detailed below:

Property	Acquired/Placed in Service	Depreciation for the nine months ended September 30,
		2004	2003	Change
		(in thousands)
One and Two Freedom Square	Acquired	$5,620	$1,317	4,303
Times Square Tower	Placed in-service	3,551	—	3,551
1333 New Hampshire Avenue	Acquired	3,213	—	3,213
One and Two Discovery Square	Acquired	2,476	1,532	944
Waltham Westin Corporate Center	Placed in-service	2,113	1,547	566
1330 Connecticut Avenue	Acquired	1,474	—	1,474
140 Kendrick Street	Acquired	1,015	—	1,015
Shaws Supermarket	Placed in-service	415	216	199
New Dominion Technology Park, Building Two	Placed in-service	361	—	361

Total Additions		$20,238	$4,612	$15,626

BOSTON PROPERTIES LIMITED PARTNERSHIP

In September 2004, we commenced the redevelopment of our Capital Gallery property in Washington, D.C. which is classified as Properties Repositioned for the nine months ended September 30, 2004. In connection with the redevelopment project, we recognized an accelerated depreciation charge of approximately $2.6 million in the third quarter of 2004 which represents the net book value of the portion of the three storey low rise portion of the building which will be redeveloped.

Capitalized Costs

Costs directly related to the development of rental properties are capitalized and included in real estate assets. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the nine months ended September 30, 2004 and 2003 were $4.4 million and $3.8 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the nine months ended September 30, 2004 and 2003 was $10.1 million and $14.0 million, respectively. These costs are not included in the interest expense referenced above.

Net Derivative Losses

Net derivative losses for the Total Portfolio represent the adjustments to fair value and cash settlements of our derivative contract that are not effective for accounting purposes. The fair value of our derivative contract, which was $2.9 million at September 30, 2004, is included on our balance sheet. As a result of our modification to this derivative contract in August 2003, we will have no further earnings volatility on the remaining derivative contract. See Part I—Item 3—Quantitative and Qualitative Disclosures about Market Risk.

Joint Ventures

The decrease in income from unconsolidated joint ventures in the Total Portfolio is related to purchasing the remaining interests in 140 Kendrick Street, One and Two Discovery Square and One and Two Freedom Square. 140 Kendrick Street is included in the Total Portfolio as of March 24, 2004. One and Two Discovery Square are included in the Total Portfolio as of April 1, 2003. One and Two Freedom Square are included in the Total Portfolio as of August 5, 2003. The reclassification of these properties caused the overall income from unconsolidated joint ventures to decrease $3.4 million, which was offset by an increase in Same Property Joint Venture income of approximately $0.8 million.

Other

The decrease in income from discontinued operations in the Total Portfolio for the nine months ended September 30, 2004 was a result of properties sold or designated as held for sale during the end of 2003 and beginning of 2004 which are no longer included as of September 30, 2004. Below is a list of properties included in the nine months ended September 30, 2004 and 2003:

Nine months ended September 30, 2004	Nine months ended September 30, 2003
Sugarland Business Park-Building One	Sugarland Business Park-Building One
204 Second Avenue	204 Second Avenue
560 Forbes Boulevard	560 Forbes Boulevard
Decoverly Two, Three, Six and Seven	Decoverly Two, Three, Six and Seven
38 Cabot Boulevard	38 Cabot Boulevard
The Arboretum	The Arboretum
430 Rozzi Place	430 Rozzi Place
Sugarland Business Park-Building Two	Sugarland Business Park-Building Two
875 Third Avenue
The Candler Building

BOSTON PROPERTIES LIMITED PARTNERSHIP

Gains on the sales of real estate for the nine months ended September 30, 2004 in the Total Portfolio relate to the sale of Hilltop Office Center and a land parcel in Burlington, MA. Gains for the nine months ended September 30, 2003 primarily relate to the sale of 2300 N Street. These properties are not included in discontinued operations due to our continuing involvement in the management, for a fee, of these properties after the sales.

Gains on sales of real estate from discontinued operations for the nine months ended September 30, 2004 in the Total Portfolio primarily related to the gain recognized on 204 Second Ave, Sugarland Business Park-Building One, Sugarland Business Park-Building Two, The Arboretum, Decoverly Two, Three, and Seven, 430 Rozzi Place and 38 Cabot Boulevard. Gains on sales of real estate from discontinued operations for the year ended September 30, 2003 primarily related to the gains recognized on the sale of 875 Third Avenue and The Candler Building.

Comparison of the three months ended September 30, 2004 to the three months ended September 30, 2003.

The table below reflects selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 116 properties totaling approximately 30.2 million square feet of office space, including three hotel properties, acquired or placed in-service on or prior to July 1, 2003 and owned through September 30, 2004. The Total Property Portfolio includes amounts from properties either placed in-service or acquired after July 1, 2003 or disposed of on or prior to September 30, 2004.

In September 2004, we commenced the redevelopment of our Capital Gallery property in Washington, D.C. Capital Gallery is a Class A office property totaling approximately 397,000 square feet. The project entails removing a three-storey low-rise section of the property comprised of 100,000 square feet from in-service status and developing it into a 10-storey office building resulting in a total complex size of approximately 610,000 square feet upon completion. The classification of this property is included in Properties Repositioned for the three months ended September 30, 2004.

BOSTON PROPERTIES LIMITED PARTNERSHIP

	Same Property Portfolio				Properties Sold		Properties Acquired		Properties Placed In-Service		Properties Repositioned		Total Portfolio
(dollars in thousands)	2004	2003	Increase/ (Decrease)	% Change	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$294,455	$294,221	$234	0.08%	$—	$434	$17,842	$4,526	$15,684	$950	$3,424	$3,983	$331,405	$304,114	$27,291	8.97%
Termination Income	1,763	1,729	34	1.97%	—	—	37	—	—	—	—	—	1,800	1,729	71	4.11%

Total Rental Revenue	296,218	295,950	268	0.09%	—	434	17,879	4,526	15,684	950	3,424	3,983	333,205	305,843	27,362	8.94%

Operating Expenses	102,697	103,781	(1,084)	(1.04%)	—	73	4,140	1,024	1,455	—	1,103	1,129	109,395	106,007	3,388	3.20%

Net Operating Income, excluding hotels	193,521	192,169	1,352	0.70%	—	361	13,739	3,502	14,229	950	2,321	2,854	223,810	199,836	23,974	12.00%

Hotel Net Operating Income	6,059	4,713	1,346	28.56%	—	—	—	—	—	—	—	—	6,059	4,713	1,346	28.56%

Consolidated Net Operating Income	199,580	196,882	2,698	1.37%	—	361	13,739	3,502	14,229	950	2,321	2,854	229,869	204,549	25,320	12.38%

Other Revenue:
Development and Management Services	—	—	—	—	—	—	—	—	—	—	—	—	5,835	3,616	2,219	61.37%
Interest and Other	—	—	—	—	—	—	—	—	—	—	—	—	908	1,089	(181)	(16.62%)

Total Other Revenue	—	—	—	—	—	—	—	—	—	—	—	—	6,743	4,705	2,038	43.32%
Other Expenses:
General and administrative	—	—	—	—	—	—	—	—	—	—	—	—	13,002	11,183	1,819	16.27%
Interest	—	—	—	—	—	—	—	—	—	—	—	—	77,698	75,343	2,355	3.13%
Depreciation and amortization	55,795	50,853	4,942	9.72%	—	56	4,138	1,318	2,747	—	3,343	464	66,023	52,691	13,332	25.30%
Net derivative losses	—	—	—	—	—	—	—	—	—	—	—	—	—	(885)	885	100.00%

Total Other Expenses	55,795	50,853	4,942	9.72%	—	56	4,138	1,318	2,747	—	3,343	464	156,723	138,332	18,391	13.29%
Income before joint ventures and discontinued operations	$143,785	$146,029	($2,244)	(1.54%)	$—	$305	$9,601	$2,184	$11,482	$950	$(1,022)	$2,390	$79,889	$70,922	8,967	12.64%
Income from unconsolidated joint ventures	$444	$511	$(67)	(13.11%)	—	—	$4	$832	$12	—	—	—	460	1,343	(883)	(65.75%)

Income from discontinued operations	$107	$47	$60	127.66%	—	$1,086	—	—	—	—	—		107	1,133	(1,026)	(90.56%)
Minority interests in property partnerships													1,447	648	799	123.30%
Gains on sales of real estate													—	1,637	(1,637)	(100.00%)
Preferred distributions and allocation of undistributed earnings													(3,954)	(5,773)	(1,819)	(31.51%)
Gains on sales of real estate from discontinued operations													5,129	—	5,129	100.00%

Net Income available to common shareholders													$83,078	$69,910	$13,168	18.84%

BOSTON PROPERTIES LIMITED PARTNERSHIP

Rental Revenue

The increase in rental revenue of $27.3 million in the Total Portfolio relates in part to the purchase of the remaining interests in One and Two Freedom Square as of August 5, 2003 and 140 Kendrick Street on March 24, 2004, as well as the purchase of 1333 New Hampshire Avenue on October 8, 2003 and 1330 Connecticut Avenue on April 1, 2004. These additions to the portfolio increased revenue by approximately $13.3 million, as detailed below:

		Revenue for the three months ended September 30,
Property	Date Acquired	2004	2003	Change
		(in thousands)
One and Two Freedom Square	August 5, 2003	$7,544	$4,526	$3,018
1333 New Hampshire Avenue	October 8, 2003	3,890	—	3,890
1330 Connecticut Avenue	April 1, 2004	3,636	—	3,636
140 Kendrick Street	March 24, 2004	2,772	—	2,772

Total		$17,842	$4,526	$13,316

In addition, the placing into service of New Dominion Technology Park, Building Two and Times Square Tower in the current quarter increased revenue $2.0 million and $12.7 million, respectively, for the quarter ended September 30, 2004. Same Property Portfolio rental revenue increased slightly for the three months ended, reflecting increasing base rents of approximately $1.0 million offset by a decrease in straight-line rent of $2.6 million. Included in rental revenue is an increase of approximately $1.8 million which represents the portion we recognized from the settlement of ongoing litigation with a third-party vendor related to billing of prior years’ operating expenses. We anticipate that we will experience a roll down in rents for the remainder of 2004 and in 2005 on our expiring leases which will be partially offset by increased occupancy and higher contributions from newly delivered buildings like Times Square Tower and New Dominion Technology, Building Two.

In September 2004, we commenced the redevelopment of our Capital Gallery property in Washington, D.C. Capital Gallery is a Class A office property totaling approximately 397,000 square feet. The project entails removing a three-storey low-rise section of the property comprised of 100,000 square feet from in-service status and developing it into a 10-storey office building resulting in a total complex size of approximately 610,000 square feet upon completion. The development cost is estimated at approximately $69.0 million and is expected to be completed by the end of 2005. The classification of this property is included in Properties Repositioned for the three months ended September 30, 2004.

Termination Income

We recognized termination income related to eight tenants totaling $1.8 million for the three months ended September 30, 2004, compared to termination income earned for the three months ended September 30, 2003 related to nine tenants totaling $1.7 million. We do not anticipate receiving any termination income in the fourth quarter of 2004 and we anticipate receiving approximately $1.0 million in termination income in 2005.

Development and Management Services

Our third-party fee income increased $2.2 million for the third quarter of 2004 compared to the third quarter of 2003. Our existing third-party fees continue in Washington, D.C. with National Institute of Health and New York at 90 Church Street, which collectively contributed $2.1 million to development and management services for the three months ended September 30, 2004. As we complete certain third-party contracts we anticipate our third-party fee income to decrease significantly in 2005.

BOSTON PROPERTIES LIMITED PARTNERSHIP

Interest and Other Income

Interest and other income decreased by $0.2 million in the Total Portfolio for the three months ended September 30, 2004. At the end of the third quarter we had a cash balance of approximately $214 million. To the extent we do not use our cash balance to acquire properties, fund new developments or reduce outstanding indebtedness, we anticipate interest income will remain flat through the end of the year.

Operating Expenses

Property operating expenses in the Total Portfolio (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) increased by $3.4 million. Approximately $3.1 million of the increase is due to the additions of 1333 New Hampshire Avenue, One and Two Freedom Square, 140 Kendrick Street and 1330 Connecticut Avenue. In addition, the placing into service of New Dominion Technology Park, Building Two and Times Square Tower increased operating expenses by $1.5 million.

These increases were offset by a decrease of $1.1 million in Same Property Portfolio operating expenses. An increase of approximately $1.3 million is due to real estate tax expenses, the majority coming from our properties in New York City. Operating expense decreases in repair and maintenance, utilities and insurance totaled approximately $2.3 million for the three months ended September 30, 2004.

Hotel Net Operating Income

Net operating income for the hotel properties increased by $1.3 million, or approximately 28.6%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

The following reflects our occupancy and rate information for the three hotel properties for the three months ended September 30, 2004 and 2003:

	2004	2003	Increase (Decrease)
Occupancy	89.6%	86.9%	3.1%
Average daily rate	$184.18	$165.73	11.1%
Revenue per available room, REVPAR	$165.40	$144.91	14.1%

Other Expenses

General and Administrative

General and administrative expenses in the Total Portfolio increased during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 by $1.8 million, or 16.27%. An aggregate of $0.5 million of the increase is attributable to changes in the form of long-term equity-based compensation, as further described below. Deal costs in relation to the formation of the Value-Added Fund, Wisconsin Place and Fan Pier increased general and administrative expenses approximately $0.2 million for the three months ended September 30, 2004. A one-time expense of $750,000 represents our payment to Alan B. Landis in connection with the amendment to the development agreement, as further detailed in Note 15 to the Consolidated Financial Statements. The remaining increase is due to compensation related expenses increases during 2004.

In 2003, Boston Properties, Inc. transitioned to using solely restricted stock and/or LTIP Units, as opposed to granting stock options and restricted stock, under the 1997 Stock Option and Incentive Plan as our primary vehicle for employee equity compensation. An LTIP Unit is generally the economic equivalent of a share of restricted stock in Boston Properties, Inc. Employees vest in restricted stock and LTIP Units over a five-year term (0%, 0%, 25%, 35%, 40%). Restricted stock and LTIP Units are measured at fair value on the date of grant

BOSTON PROPERTIES LIMITED PARTNERSHIP

based on the number of shares or units granted and the price of Boston Properties, Inc.’s common stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. To the extent restricted stock or LTIP Units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “Stock-based compensation.” Stock-based compensation expense associated with restricted stock was approximately $1.0 million during the three months ended September 30, 2004. Stock-based compensation expense associated with $6.1 million of restricted stock that was granted by Boston Properties, Inc. in January 2003 will generally be expensed ratably as such restricted stock vests over a five-year vesting period. Stock-based compensation associated with approximately $9.7 million of restricted stock and LTIP Units that were granted by Boston Properties, Inc. in January 2004 will also be incurred ratably as such restricted stock and LTIP Units vest. To the extent the Board of Directors of Boston Properties, Inc. continues its policy of granting restricted equity awards in lieu of stock options at levels comparable to the grants made in 2003 and 2004, we will continue to experience annual cost increases associated with equity-based compensation until 2008 at which time the annual incremental increase in stock-based compensation expense will be substantially realized.

Interest Expense

Interest expense for the Total Portfolio increased approximately $2.4 million for the three months ended September 30, 2004. Our total debt outstanding increased approximately $100 million from September 30, 2003 to 2004. During the third quarter of 2004 Times Square Tower and New Dominion Technology Park, Building Two were placed into service which increased interest expense by approximately $3.1 million. Excluding the impact of our construction loans for which interest is capitalized, our mortgage loan balances have decreased approximately $41 million due to principle payments and the repayment of outstanding mortgage debt on One and Two Reston Overlook, as well as Lockheed Martin, offset by the assumption of mortgage debt on 1330 Connecticut Avenue and 140 Kendrick Street. The decrease in these balances contributed to lower interest expense for the three months ended September 30, 2004 compared to 2003.

Our weighted average rate on variable rate debt has decreased primarily as a result of refinancing of the construction loan facility on Times Square Tower during January 2004 offset by an increase in short-term interest rates. The following summarizes our debt outstanding for the three months ended September 30, 2004 compared with 2003.

	September 30,
	2004	2003
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$4,600,420	$4,578,466
Variable rate	415,649	341,877

Total	$5,016,069	$4,920,343

Percent of total debt:
Fixed rate	91.71%	93.05%
Variable rate	8.29%	6.95%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	6.66%	6.67%
Variable rate	2.78%	3.02%

Total	6.34%	6.41%

BOSTON PROPERTIES LIMITED PARTNERSHIP

Depreciation and Amortization

Depreciation and amortization expense for the Total Portfolio increased as a result of the placing into service of Times Square Tower and New Dominion Technology Park, Building Two as well as the acquisitions of One and Two Freedom Square, 1333 New Hampshire Avenue, the remaining interest in 140 Kendrick Street, and 1330 Connecticut Avenue. These additions to the portfolio increased depreciation and amortization by approximately $5.6 million, as detailed below:

		Depreciation for the three months ended September 30,
Property	Acquired/Placed in Service	2004	2003	Change
		(in thousands)
Times Square Tower	Placed in-service	$2,385	—	$2,385
One and Two Freedom Square	Acquired	1,887	1,318	569
1333 New Hampshire Avenue	Acquired	1,008	—	1,008
1330 Connecticut Avenue	Acquired	737	—	737
140 Kendrick Street	Acquired	507	—	507
New Dominion Technology Park, Building Two	Placed in-service	361		361

Total Additions		$6,885	$1,318	$5,567

Increases in depreciation and amortization expense for the Same Property Portfolio represented $5.1 million. In September 2004, we commenced the redevelopment of our Capital Gallery property in Washington, D.C. which is classified as Properties Repositioned for the nine months ended September 30, 2004. In connection with the redevelopment project, we recognized an accelerated depreciation charge of approximately $2.6 million in the third quarter of 2004 which represents the net book value of the portion of the three storey low rise portion of the building which will be redeveloped.

Capitalized Costs

Costs directly related to the development of rental properties are capitalized and included in real estate assets. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the three months ended September 30, 2004 and 2003 were $1.5 million and $1.3 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the three months ended September 30, 2004 and 2003 was $1.8 million and $5.0 million, respectively. These costs are not included in the interest expense referenced above. During the three months ended September 30, 2004 we placed Times Square Tower and New Dominion Tech, Building Two into service.

Net Derivative Losses

Net derivative losses for the Total Portfolio represent the adjustments to fair value and cash settlements of our derivative contract that are not effective for accounting purposes. The fair value of our derivative contract, which was $2.9 million at September 30, 2004, is included on our balance sheet. As a result of our modification to this derivative contract in August 2003, we will have no further earnings volatility on the remaining derivative contract. See Item 3—Quantitative and Qualitative Disclosures about Market Risk.

Joint Ventures

The decrease in income from unconsolidated joint ventures in the Total Portfolio is related to the purchase of the remaining interests in 140 Kendrick Street and One and Two Freedom Square. 140 Kendrick Street is included in the Total Portfolio as of March 24, 2004. One and Two Freedom Square are included in the Total

BOSTON PROPERTIES LIMITED PARTNERSHIP

Portfolio as of August 5, 2003. The reclassification of these properties caused the overall income from joint ventures to decrease approximately $1.0 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Other

The decrease in income from discontinued operations in the Total Portfolio for the three months ended September 30, 2004 was a result of properties sold or designated as held for sale during the end of 2003 and beginning of 2004 which are no longer included for the quarter ended September 30, 2004. Below is a list of properties included in the three months ended September 30, 2004 and 2003:

Three months ended September 30, 2004	Three Months ended September 30, 2003
Sugarland Business Park- Building One	Sugarland Business Park- Building One
204 Second Ave	204 Second Ave
560 Forbes Boulevard	560 Forbes Boulevard
Decoverly Two, Three, Six and Seven
38 Cabot Boulevard
The Arboretum
430 Rozzi Place
Sugarland Business Park-Building Two

Gains on the sales of real estate for the three months ended September 30, 2003 in the Total Portfolio relate to the transfer of certain mortgage issuance costs that resulted in a gain of $1.6 million.

Gains on sales of real estate from discontinued operations for the quarter ended September 30, 2004 in the Total Portfolio primarily related to the gain recognized on Sugarland Business Park-Building One, Sugarland Business Park-Building Two and 204 Second Ave. There were no gains on sales of real estate from discontinued operations for the quarter ended September 30, 2003.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are to:

•	fund normal recurring expenses;

•	meet debt service requirements;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund current development costs not covered under construction loans;

•	fund new property acquisitions; and

•	make the minimum distribution required to maintain our REIT qualification under the Internal Revenue Code of 1986, as amended.

We believe that these needs will be satisfied using cash flows generated by operations and provided by financing activities. Rental revenue, recovery income from tenants, and other income from operations are our principal sources of capital used to pay operating expenses, debt service, recurring capital expenditures and the minimum distribution required to maintain Boston Properties Inc.’s REIT qualification. We seek to increase income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating

BOSTON PROPERTIES LIMITED PARTNERSHIP

expenses. Our sources of revenue also include third-party fees generated by our office real estate management, leasing, development and construction businesses. Consequently, we believe our revenue, together with proceeds from financing activities, will continue to provide the necessary funds for our short-term liquidity needs. However, material changes in these factors may adversely affect our net cash flows. Such changes, in turn, would adversely affect our ability to fund distributions, debt service payments and tenant improvements. In addition, a material adverse change in our cash provided by operations may affect the financial covenants under our unsecured line of credit and unsecured senior notes.

Our principal liquidity needs for periods beyond twelve months are for the costs of developments, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements. We expect to satisfy these needs using one or more of the following:

•	construction loans;

•	long-term secured and unsecured indebtedness;

•	income from operations;

•	joint ventures;

•	sales of real estate;

•	issuances of our equity securities and/or additional preferred or common units of partnership interest in Boston Properties Limited Partnership; and

•	our unsecured revolving line of credit or other short-term bridge facilities.

We draw on multiple financing sources to fund our long-term capital needs. Our line of credit is utilized primarily as a bridge facility to fund acquisition opportunities and meet short-term development and working capital needs. We fund our development projects with construction loans that may be partially guaranteed by Boston Properties Limited Partnership until project completion or lease-up thresholds are achieved. In March 2004, Boston Properties Inc. completed a public offering of 5,700,000 shares of common stock, receiving net proceeds of approximately $291.1 million. In addition, during 2003 Boston Properties Inc. completed three offerings of unsecured senior notes and we may, from time to time, utilize the bond market, asset backed mortgage financing and common and preferred equity as cost-effective capital sources for other long-term capital needs.

Cash Flow Summary

Cash and cash equivalents were $213.9 million and $37.6 million at September 30, 2004 and 2003, respectively, representing an increase of $176.3 million. The increase was a result of the following increases and decreases in cash flows:

	Three months ended September 30,
	(in thousands)
	2004	2003	Increase (Decrease)
Net cash provided by operating activities	$303,664	$339,030	$(35,366)
Net cash provided by (used in) investing activities	$(119,644)	$285,664	$(405,308)
Net cash provided by (used in) financing activities	$7,167	$(642,348)	$649,515

Our principal source of cash flow is related to the operation of our office properties. In addition we have recycled capital through the sale of some of our properties and raised proceeds from secured and unsecured borrowings as well as the March 2004 public offering of 5,700,000 shares of common stock. Our operating cash flow on a period to period basis is impacted by the timing of interest payments on our senior unsecured notes which are payable semi-annually. The average remaining term of our tenant leases is approximately 7.4 years

BOSTON PROPERTIES LIMITED PARTNERSHIP

with occupancy rates historically in the range of 92% to 98%. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements.

Cash is used in investing activities to fund acquisitions, development and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. Cash used in investing activities for the three months ended September 30, 2004 consisted of the following:

(in thousands)
Proceeds from the sales of real estate	$103,779
The cash provided by investing is partially offset by:
Investments in unconsolidated joint ventures	(5,914)
Recurring capital expenditures	(6,831)
Planned non-recurring capital expenditures associated with acquisition properties	(482)
Hotel improvements, equipment upgrades and replacements	(238)
Acquisitions/additions to real estate	(209,958)

Net cash used in investing activities	$(119,644)

Cash provided by financing activities for the three months ended September 30, 2004 totaled approximately $7.2 million. This consisted of payments of dividends and distributions to shareholders and unitholders, minority partners and changes to our existing debt structure resulting in a net reduction of our total debt, including the repayment of certain mortgages and associated pre-payment penalties, utilizing the proceeds from sales of real estate assets and proceeds from our common stock offering in March 2004. Future debt payments are discussed below under the heading “Capitalization.”

Capitalization

At September 30, 2004, our total consolidated debt was approximately $5.0 billion. The weighted-average annual interest rate on our consolidated indebtedness was 6.34% and the weighted-average maturity was approximately 5.9 years. Our current capital structure provides us with significant acquisition and/or development borrowing capacity.

Debt to total market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total market capitalization was approximately $12.6 billion at September 30, 2004. Total market capitalization was calculated using the September 30, 2004 Boston Properties Inc.’s closing stock price of $55.39 per common share and the following: (1) 108,986,697 common units of BPLP help by Boston Properties, Inc., (2) 21,707,428 outstanding common units of BPLP (excluding common units held by Boston Properties, Inc.), (3) an aggregate of 5,412,996 common units issuable upon conversion of all outstanding preferred units of BPLP, (4) an aggregate of 169,838 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and (5) our consolidated debt totaling approximately $5.0 billion. Our total consolidated debt at September 30, 2004 represented approximately 39.92% of our total market capitalization. This percentage will fluctuate with changes in the market price of Boston Properties, Inc.’s common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the debt to total market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

BOSTON PROPERTIES LIMITED PARTNERSHIP

Debt Financing

As of September 30, 2004, we had approximately $5.0 billion of outstanding indebtedness, representing 39.92% of our total market capitalization as calculated above under the heading “Capitalization,” consisting of $1.475 billion in publicly traded unsecured debt at an average interest rate of 5.95% with maturities of nine to eleven years and $3.5 billion of property-specific debt. We had no outstanding borrowings under our unsecured line of credit as of September 30, 2004. The table below summarizes our mortgage notes payable, our senior unsecured notes and our revolving line of credit at September 30, 2004 and 2003:

	September 30,
	2004	2003
	(dollars in thousands)
DEBT SUMMARY:
Balance
Fixed rate mortgages	$3,129,828	$3,108,235
Variable rate mortgages	415,649	341,877
Senior unsecured notes	1,470,592	1,470,231
Unsecured credit facility	—	—

Total	$5,016,069	$4,920,343

Percent of total debt:
Fixed rate	91.71%	93.05%
Variable rate	8.29%	6.95%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	6.66%	6.67%
Variable rate	2.78%	3.02%

Total	6.34%	6.41%

The variable rate debt shown above bears interest based on various spreads over the London Interbank Offered Rate or Eurodollar rates.

Unsecured Line of Credit

On January 17, 2003, we extended our $605.0 million unsecured revolving credit facility (the “Unsecured Line of Credit”) for a three year term expiring on January 17, 2006 with a provision for a one-year extension at our option, subject to certain conditions. Outstanding balances under the Unsecured Line of Credit bear interest at a per annum variable rate of Eurodollar + 0.70%. In addition, a facility fee equal to 20 basis points per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in Boston Properties Limited Partnership’s senior unsecured debt ratings. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to us at a reduced Eurodollar rate. We utilize the Unsecured Line of Credit principally to fund development of properties, land and property acquisitions, and for working capital purposes. Our Unsecured Line of Credit is a recourse obligation of Boston Properties Limited Partnership.

Our ability to borrow under our unsecured revolving line of credit is subject to our compliance with a number of customary financial and other covenants on an ongoing basis, including:

•	a secured debt leverage ratio not to exceed 55%;

•	an unsecured loan-to-value ratio against our total borrowing base not to exceed 60%, unless our leverage ratio exceeds 60%, in which case it is not to exceed 55%;

BOSTON PROPERTIES LIMITED PARTNERSHIP

•	a debt service coverage ratio of at least 1.40 for our borrowing base properties;

•	a fixed charge coverage ratio of at least 1.30 and a debt service coverage ratio of at least 1.50;

•	a leverage ratio not to exceed 60%, however for five consecutive quarters (not including the two quarters prior to expiration) the leverage ratio can go to 65%;

•	limitations on additional indebtedness and stockholder distributions; and

•	a minimum net worth requirement.

As of September 30, 2004, we were in compliance with the financial and other covenants then applicable.

At September 30, 2004, we had letters of credit totaling $8.7 million outstanding under our Unsecured Line of Credit and no outstanding draws on our line of credit. We had the ability to borrow an additional $596.3 million under our Unsecured Line of Credit. As of November 5, 2004, we had no outstanding borrowings under our Unsecured Line of Credit.

Unsecured Senior Notes

During 2003, we issued an aggregate of $725 million of unsecured long-term debt at an average interest rate of 5.60% primarily to replace secured and unsecured variable rate debt in the following offerings:

•	On January 17, 2003, we completed an unregistered offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act of an additional $175 million aggregate principal amount of the Boston Properties Limited Partnership’s 6.25% senior unsecured notes due January 15, 2013. The notes were priced at 99.763% of their principal amount to yield 6.28%. The additional notes are fungible, and form a single series, with the senior notes issued in December 2002. We used the net proceeds to repay the remaining balance of our unsecured bridge loan totaling approximately $105.7 million and to repay certain construction loans maturing in 2003 totaling approximately $60.0 million.

•	On March 18, 2003, we completed an unregistered offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act of $300 million in aggregate principal amount of the Boston Properties Limited Partnership’s 5.625% senior unsecured notes due April 15, 2015. The notes were priced at 99.898% of their principal amount to yield 5.636%. We used the net proceeds to refinance the mortgage debt on Five Times Square and for other general business purposes.

•	On May 22, 2003, we completed an unregistered offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act of $250 million in aggregate principal amount of the Boston Properties Limited Partnership’s 5.0% senior unsecured notes due June 1, 2015. The notes were priced at 99.329% of their principal amount to yield 5.075%. We used the net proceeds to repay the mortgage loan secured by the property at 2600 Tower Oaks Boulevard in Maryland, repay in full amounts outstanding under the unsecured line of credit and for other general business purposes.

In December 2002, we completed an unregistered offering of $750 million in aggregate principal amount of the Boston Properties Limited Partnership’s 6.25% senior unsecured notes due January 15, 2013. The notes were only offered to qualified institutional buyers in the United States in reliance on Rule 144A under the Securities Act and to certain institutional investors outside of the United States in reliance on Regulation S under the Securities Act. The notes were priced at 99.65% of their principal amount to yield 6.296%. We used the net proceeds to reduce the amounts outstanding under our unsecured bridge loan that were borrowed in connection with the acquisition of 399 Park Avenue.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled

BOSTON PROPERTIES LIMITED PARTNERSHIP

payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points, in each case plus accrued and unpaid interest to the redemption date. The indenture under which our senior unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of September 30, 2004 we were in compliance with each of these financial restrictions and requirements.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

Mortgage Notes Payable

The following represents the outstanding principal balances due under the first mortgages at September 30, 2004:

Properties	Interest Rate	Principal Amount		Maturity Date
	(1)	(in thousands)
Citigroup Center	7.19%	$506,313		May 11, 2011
Times Square Tower	2.78%	415,649	(2)	January 23, 2007
Embarcadero Center One, Two and Federal Reserve	6.70%	296,659		December 10, 2008
Prudential Center	6.72%	276,703		July 1, 2008
280 Park Avenue	7.64%	260,149		February 1, 2011
599 Lexington Avenue	7.00%	225,000	(3)	July 19, 2005
Embarcadero Center Four	6.79%	142,839		February 1, 2008
Embarcadero Center Three	6.40%	138,505		January 1, 2007
Riverfront Plaza	6.61%	106,028		February 1, 2008
Democracy Center	7.05%	101,013		April 1, 2009
Embarcadero Center West Tower	6.50%	92,461		January 1, 2006
100 East Pratt Street	6.73%	85,360		November 1, 2008
One Freedom Square	5.33%	82,366	(4)	June 30, 2012
601 and 651 Gateway Boulevard	3.50%	81,615	(5)	September 1, 2006
New Dominion Tech Park, Bldg. Two	5.55%	63,000	(6)	September 30, 2014
140 Kendrick Street	5.21%	61,519	(7)	July 1, 2013
202, 206 & 214 Carnegie Center	8.13%	60,730		October 1, 2010
1330 Connecticut Avenue	4.65%	59,991	(8)	February 26, 2011
New Dominion Tech. Park, Bldg. One	7.69%	57,356		January 15, 2021
Reservoir Place	5.82%	55,051	(9)	July 1, 2009
Capital Gallery	8.24%	52,537		August 15, 2006
504, 506 & 508 Carnegie Center	7.39%	44,858		January 1, 2008
10 and 20 Burlington Mall Road	7.25%	38,098	(10)	October 1, 2011
Ten Cambridge Center	8.27%	33,744		May 1, 2010
Sumner Square	7.35%	28,827		September 1, 2013
1301 New York Avenue	7.14%	28,346	(11)	August 15, 2009
Eight Cambridge Center	7.73%	26,582		July 15, 2010
510 Carnegie Center	7.39%	25,726		January 1, 2008
University Place	6.94%	22,941		August 1, 2021
Reston Corporate Center	6.56%	22,780		May 1, 2008
Bedford Business Park	8.50%	19,496		December 10, 2008
191 Spring Street	8.50%	19,115		September 1, 2006
101 Carnegie Center	7.66%	7,124		April 1, 2006
Montvale Center	8.59%	6,996		December 1, 2006

Total		$3,545,477

(1)	Some of our mortgage notes are variable rate and subject to LIBOR rate contracts. The LIBOR rate at September 30, 2004 was 1.84%.
(2)	This facility totals $475.0 million and is comprised of two tranches. The first tranche consists of a $300.0 million loan commitment which bears interest at LIBOR + 0.90% per annum and matures in January 2006. The first tranche includes a provision for a one-year extension at our option. The second tranche consists of a $175.0 million term loan which bears interest at LIBOR + 1.00% per annum and matures in January 2007.

BOSTON PROPERTIES LIMITED PARTNERSHIP

(3)	The lender did not exercise its option to purchase a 33.33% interest in the property in exchange for the cancellation of the principal balance of $225.0 million at maturity.
(4)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at September 30, 2004 was $74.3 million and the stated interest rate was 7.75%.
(5)	The mortgage loan matures on September 1, 2006 with an option held by the lender, subject to certain conditions, to extend the term to October 1, 2010. If extended, the loan will require payments of principal and interest at a fixed interest rate of 8.00% per annum based on a 27-year amortization period.
(6)	The mortgage loan requires interest only payments through maturity.
(7)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at September 30, 2004 was $55.2 million and the stated interest rate was 7.51%.
(8)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at September 30, 2004 was $52.0 million and the stated interest rate was 7.58%.
(9)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at September 30, 2004 was $52.6 million and the stated interest rate was 7.0%.
(10)	Includes outstanding indebtedness secured by 91 Hartwell Avenue.
(11)	Includes outstanding principal in the amounts of $19.0 million, $6.2 million and $3.1 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75%, respectively.

Off Balance Sheet Arrangements—Joint Venture Indebtedness

As of September 30, 2004, we had investments in seven unconsolidated joint ventures, of which five have mortgage indebtedness, with equity ownership ranging from 23–51%. We do not have control of these partnerships nor are we the primary beneficiary pursuant to FIN 46 and, therefore, we account for them using the equity method of accounting. At September 30, 2004, our proportionate share of the debt related to these investments was equal to approximately $161.4 million. The table below summarizes the outstanding debt (based on our respective ownership interests) in these joint venture properties at September 30, 2004.

Properties	Interest Rate		Principal Amount	Maturity Date
			(in thousands)
Metropolitan Square (51%)	8.23%		$68,555	May 1, 2010
Market Square North (50%)	7.70%		47,204	December 19, 2010
265 Franklin Street (35%)	2.99	%(1)(2)	19,250	September 30, 2007
901 New York Avenue (25%)	3.47	%(3)(4)	21,387	November 12, 2005
Wisconsin Place (23.89%)	—	(5)(6)	5,078	July 2, 2008

Total	6.78%		$161,474

(1)	Variable rate debt at LIBOR + 1.10%
(2)	On September 30, we refinanced this loan. The new mortgage loan allows the venture to fund future tenant improvement and leasing costs of which the company’s share is $5.3 million and requires interest-only payments with two one-year extension options.
(3)	Our share of the total commitment amount under this construction loan is $30.0 million at a variable rate of LIBOR + 1.65%. We can extend the maturity date for two years.
(4)	Our joint venture partner and we have agreed to guarantee up to $7.5 million and $22.5 million, respectively, of the loan on behalf of the joint venture entity. The amounts guaranteed are subject to decrease (and elimination) upon satisfaction of certain operating performance and financial measures. In the event our partner’s guarantee is unenforceable, we have agreed to satisfy such partner’s guarantee obligations. Our partner has agreed to reimburse us for any amounts we pay in satisfaction of its guarantee obligations.

BOSTON PROPERTIES LIMITED PARTNERSHIP

(5)	In accordance with EITF 98-1, the principal amount shown was adjusted to reflect the fair value of the note using an effective interest rate of 4.38% per annum. This note is non-interest bearing and the weighted average rates exclude the impact of this note.
(6)	We have agreed, together with the other third-party joint venture partners to guarantee the seller financing on behalf of the land and infrastructure entity

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

coverage provided by IXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

We continue to monitor the state of the insurance market in general, and the scope and costs of coverage for acts of terrorism in particular, but we cannot anticipate what coverage will be available on commercially reasonable terms in future policy years. There are other types of losses, such as from wars, acts of nuclear, biological or chemical terrorism other than those “certified” under TRIA, or the presence of mold at our properties, for which we cannot obtain insurance at all or at a reasonable cost. With respect to such losses and losses from acts of terrorism, earthquakes or other catastrophic events, if we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties. Depending on the specific circumstances of each affected property, it is possible that we could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business and financial condition and results of operations.

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

Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO after specific and defined supplemental adjustments, including gains or losses on derivative instruments, consisting of changes in fair value and periodic cash settlements that do not qualify for hedge accounting pursuant to the provisions of SFAS No. 133 (“non-qualifying derivative contracts”). As the impact of the non-qualifying derivative contracts did not extend beyond the quarter ended September 30, 2003, FFO as adjusted for periods ended on and after December 31, 2003 is the same as FFO computed in accordance with the NAREIT definition.

The adjustments for non-qualifying derivative contracts resulted from interest rate contracts we entered into prior to the effective date of SFAS No. 133 to limit our exposure to fluctuations in interest rates with respect to variable rate debt associated with real estate projects under development. Upon transition to SFAS No. 133 on January 1, 2001, the impacts of these contracts were recorded in current earnings, while prior to that time they were capitalized. Although these adjustments are attributable to a single hedging program, the underlying contracts extended over multiple reporting periods and therefore resulted in adjustments from the first quarter of 2001 through the third quarter of 2003. Management presents FFO before the impact of non-qualifying derivative contracts because economically this interest rate hedging program was consistent with our risk management objective of limiting our exposure to interest rate volatility and the change in accounting under GAAP did not correspond to a substantive difference. Management does not currently anticipate structuring future hedging programs in a manner that would give rise to this kind of adjustment.

BOSTON PROPERTIES LIMITED PARTNERSHIP

Management uses FFO principally to evaluate the operating performance of our assets from period to period, and therefore it is important that transactions which impact operations over multiple periods be reflected in FFO in accordance with their substance, even if GAAP requires that the income or loss attributable to the transaction be recorded in a particular period. The resulting adjustments to FFO computed in accordance with the NAREIT definition are particularly meaningful when the events in question are substantively equivalent to other similar transactions, but the reporting of those similar transactions under GAAP more closely matches their economic substance.

Although our FFO as adjusted clearly differs from NAREIT’s definition of FFO, as well as that of other REITs and real estate companies, we believe it provides a meaningful supplemental measure of our operating performance because we believe that, by excluding the effects of the non-qualifying derivative contracts, management and investors are presented with an indicator of our operating performance that more closely achieves the objectives of the real estate industry in presenting FFO. Additionally, we believe the nature of these adjustments is non-recurring because there were not similar events during the two preceding years, and the events were not reasonably likely to recur and did not, in fact, recur within the succeeding two years. Neither FFO nor FFO as adjusted should be considered as alternatives to net income (determined in accordance with GAAP) as an indication of our performance.

Neither FFO nor FFO as adjusted represents cash generated from operating activities determined in accordance with GAAP and is not a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO and FFO as adjusted should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

The following table presents a reconciliation of net income available to common shareholders to Funds from Operations for the three months ended September 30, 2004 and 2003:

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
	(in thousands)
Net Income available to common shareholders	$83,078	$69,910
Add:
Preferred distributions and allocation of undistributed earnings	3,954	5,773
Less:
Minority interest in property partnerships	1,447	648
Income from unconsolidated joint ventures	460	1,343
Gains on sales of real estate	—	1,637
Income from discontinued operations	107	1,133
Gains on sales of real estate from discontinued operations	5,129	—

Income before joint venture income and discontinued operations	79,889	70,922
Add:
Real estate depreciation and amortization (1)	67,038	54,306
Income from discontinued operations	160	1,218
Income from unconsolidated joint ventures	460	1,343
Less:
Minority property partnerships’ share of Funds from Operations	(17)	805
Preferred dividends and distributions	3,491	5,183

Funds from Operations	144,073	121,801
Subtract:
Net derivative gains (SFAS No. 133)	—	(885)

Funds from Operations before net derivative gains	$144,073	$120,916

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $66,023 and $52,691, our share of unconsolidated joint venture real estate depreciation and amortization of $1,636 and $1,820 and depreciation and amortization from discontinued operations of $37 and $465, less corporate related depreciation and amortization of $658 and $670 for the three months ended September 30, 2004 and 2003, respectively.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended September 30, 2004		Three Months Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(in thousands)		(in thousands)
Funds from Operations	$144,073	130,141	$120,916	118,846
Effect of Dilutive Securities
Convertible Preferred Units	3,491	5,568	5,183	8,047
Stock Options and other	—	2,242	—	1,823

Diluted Funds from Operations	$147,564	137,951	$126,099	128,716

BOSTON PROPERTIES LIMITED PARTNERSHIP

Contractual Obligations

On July 30, 2004, we entered into a lease with Lockheed Martin Corporation (LMC) totaling approximately 182,000 square feet related to the development of a build-to-suit office building in Reston, Virginia. LMC currently leases more than 500,000 square feet in two buildings within the same office complex. We expect to invest a total of approximately $45.8 million in this project and we expect to complete this project in the second quarter of 2006.

On August 2, 2004, we entered into joint ventures with unrelated third parties to pursue the development of a Class A office building totaling approximately 305,000 square feet and retail space that will be part of a mixed-use development of office, retail and residential properties known as Wisconsin Place located in Chevy Chase, Maryland. The new development will sit above a shared four-storey parking garage with over 1,700 parking spaces. We have a 66.67% interest in the joint venture entity that will develop and own the office building component of the project (the “Office Entity”). We have a 5.0% interest in the joint venture entity that will develop and own the retail component of the project (the “Retail Entity”). We have accounted for our investment in the Retail Entity under the equity method of accounting. We do not have an ownership interest in the entity that will develop and own the residential component of the project (the “Residential Entity”). The Office Entity, Retail Entity and Residential Entity each own a 33.33% interest in the entity owning and developing the land and infrastructure components of the project (the “Land and Infrastructure Entity”). The Land and Infrastructure Entity acquired the land for a purchase price of $23.5 million from an unrelated third party and obtained seller financing totaling $23.5 million. The seller financing is non-interest bearing and matures in February 2008. The Land and Infrastructure Entity has recorded the seller financing at its fair value of approximately $21.2 million using an effective interest rate of 4.38% per annum. The Operating Partnership, with the other third-party joint venture partners, has agreed to guarantee the seller financing on behalf of the Land and Infrastructure Entity. We expect to invest approximately $25.7 million in this project.

In September 2004, we commenced the redevelopment of our Capital Gallery property in Washington, D.C. Capital Gallery is a Class A office property totaling approximately 397,000 square feet. The project entails removing a three-storey low-rise section of the property comprised of 100,000 square feet from in-service status and redeveloping it into a 10-storey office building resulting in a total complex size of approximately 610,000 square feet upon completion. We expect to invest approximately $69.1 million in this project and we expect to complete this project by the end of 2005.

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

Newly Issued Accounting Standards

In March 2004, the Emerging Issues Task Force reached a final consensus regarding Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128.” The issue addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance on applying the two-class method of calculating earnings per share once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus was effective for the period ended June 30, 2004 and was applied by restating previously reported earnings per share. We have adopted the provisions of EITF

BOSTON PROPERTIES LIMITED PARTNERSHIP

03-6, and have determined that the Series Two Preferred Units of our Operating Partnership constitute a participating security. The adoption of EITF 03-6 has resulted in a reduction of our earnings per share for those periods in which the Operating Partnership had undistributed earnings. Undistributed earnings were allocated to the Series Two Preferred Units based on their contractual rights to share in those earnings as if all the earnings for the period had been distributed.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

Approximately $4.6 billion of our borrowings bear interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date. The interest rate on the variable rate debt as of September 30, 2004 ranged from LIBOR/Eurodollar plus 0.90% to LIBOR/Eurodollar plus 1.00%.

	2004	2005	2006	2007		2008	2009+	Total	Fair Value
(dollars in thousands)	Secured debt
Fixed Rate	$12,657	$279,053	$307,983	$187,305		$974,748	$1,368,082	$3,129,828	$3,463,851
Average Interest Rate	7.12%	7.03%	6.28%	6.61%		6.81%	7.33%	6.99%
Variable Rate	—	—	—	$415,649	(1)	—	—	$415,649	$415,649

	Unsecured debt
Fixed Rate	—	—	—	—		—	$1,470,592	$1,470,592	$1,543,071
Average Interest Rate	—	—	—	—		—	5.95%	5.95%
Variable Rate	—	—	—	—		—	—	—	—

Total Debt	$12,657	$279,053	$307,983	$602,954		$974,748	$2,838,674	$5,016,069	$5,422,571

(1)	Assumes exercise of one-year extension option with respect to approximately $214,900 of currently outstanding indebtedness that otherwise would mature in 2006 under the Times Square Tower construction loan facility. This extension option is contingent only upon the payment of an extension fee and the loan not being in default and is subject to no other performance criteria.

We had a derivative contract for a notional amount of $150 million prior to the modification described below. The derivative contract provided for a fixed interest rate of 6.35% when LIBOR is less than 5.80%, 6.70% when LIBOR is between 6.70% and 7.45%, and 7.50% when LIBOR is between 7.51% and 9.00% through February 2005. In August 2003, we modified the contract to provide for the counter party to pay us LIBOR and we are required to pay the counter party LIBOR + 4.55% on a notional amount of $150 million. The derivative contract expires in February 2005. In accordance with SFAS No.133, the derivative agreement is reflected at its fair market value, which was a liability of $2.9 million at September 30, 2004.

At September 30, 2004, our variable rate debt outstanding was approximately $416 million. At September 30, 2004, the average interest rate on variable rate debt was approximately 2.78%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $1.4 million for the three months ended September 30, 2004.

At September 30, 2003, our variable rate debt outstanding was approximately $342 million. At September 30, 2003, the average interest rate on variable rate debt was approximately 3.02%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $1.0 million for the three months ended September 30, 2003.

BOSTON PROPERTIES LIMITED PARTNERSHIP

ITEM 4—Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of Boston Properties, Inc., our general partner’s management, including the Boston Properties, Inc.’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, Boston Properties, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1—Legal P roceedings.

We are subject to legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended September 30, 2004, Boston Properties Limited Partnership issued an aggregate of 269,717 common units of limited partnership interest upon conversion of 205,525 Series Two Preferred Units by the holders thereof. Boston Properties Limited Partnership issued the common units in reliance on exemptions from registration under Section 4(2) and Section 3(a)(9) of the Securities Act of 1933. Boston Properties Limited Partnership relied on the exemption under Section 4(2) based on factual representations received from the limited partners who received the common units. . The common units were subsequently redeemed in exchange for an equivalent number of shares of common stock of Boston Properties, Inc.

(b) None.

(c) None.

ITEM 3—Defaults Upon Senior Securities.

None.

ITEM 4—Submission of Matters to a Vote of Security Holders.

None.

ITEM 5—Othe r Information.

(a) None.

(b) None.

BOSTON PROPERTIES LIMITED PARTNERSHIP

ITEM 6—Exhibits

(a) Exhibits

10.1	-	Form of Employee Restricted Stock Award Agreement under the Boston Properties, Inc. 1997 Stock Option and Incentive Plan. (1)

10.2	-	Form of Director Restricted Stock Award Agreement under the Boston Properties, Inc. 1997 Stock Option and Incentive Plan. (2)

12.1	-	Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Distributions.

31.1	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibit 10.1 of Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2004.
(2)	Incorporated herein by reference to Exhibit 10.2 of Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2004.

BOSTON PROPERTIES LIMITED PARTNERSHIP

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Properties Limited Partnership
By: Boston Properties, Inc., its General Partner

November 9, 2004	/s/ DOUGLAS T. LINDE
Douglas T. Linde
Chief Financial Officer (duly authorized officer and principal financial officer)