Form 10-K
period 2004-12-31
BOSTON PROPERTIES LTD PARTNERSHIP
filed 2005-03-16
CIK 1043121

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.)    Yes  ☒    No  ☐

As of June 30, 2004, the aggregate market value of the 6,175,037 common units of limited partnership (“Units”) held by non-affiliates of the Registrant was $309,245,853 based upon the last reported sale price of $50.08 per share on the New York Stock Exchange on June 30, 2004 of the common stock of Boston Properties Inc., a real estate investment trust and the sole general partner of the Registrant, for which the Units are redeemable under certain circumstances at the election of Boston Properties Inc. (For this computation, the Registrant has excluded the market value of all Units beneficially owned by Boston Properties Inc.)

Certain information contained in Boston Properties, Inc.’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 11, 2005 is incorporated by reference in Part III, Items 10, 11, 12, 13 and 14. Boston Properties, Inc. will file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year ended December 31, 2004.

PART I

Item 1.    Business

General

As used herein, the terms “BPLP,” “we,” “us,” “our” or the “Company” refer to Boston Properties Limited Partnership, a Delaware limited partnership, and its subsidiaries, and its respective predecessor entities, considered as a single enterprise. As used in our financial statements beginning on page 80, the term “Company” refers to BPLP. Boston Properties Limited Partnership is the entity through which Boston Properties, Inc., a fully integrated self-administered and self-managed real estate investment trust, or “REIT,” and one of the largest owners and developers of office properties in the United States, conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Boston Properties, Inc.’s common stock, par value $0.01 per share, is listed on the New York Stock Exchange under the symbol “BXP.”

Our properties are concentrated in four core markets—Boston, Washington, D.C., midtown Manhattan and San Francisco. At December 31, 2004, we owned or had interests in 125 properties, totaling approximately 44.1 million net rentable square feet and structured parking for 31,270 vehicles containing approximately 9.5 million square feet. Our properties consisted of:

•	119 office properties comprised of 102 Class A office properties (including three properties under construction) and 17 Office/Technical properties;

•	three hotels;

•	two retail properties; and

•	one industrial property.

We own or control undeveloped land totaling approximately 543 acres which will support approximately 11.3 million square feet of development. In addition, we have a 25% interest in the Boston Properties Office Value-Added Fund, L.P., which we refer to as the “Value-Added Fund,” which is a strategic partnership with two institutional investors through which we intend to pursue the acquisition of assets within our existing markets that have deficiencies in property characteristics which provide an opportunity to create value through repositioning, refurbishment or renovation. Our investments through the Value-Added Fund are not included in our portfolio information tables or any other portfolio level statistics.

We consider Class A office properties to be centrally-located buildings that are professionally managed and maintained, attract high-quality tenants and command upper-tier rental rates, and that are modern structures or have been modernized to compete with newer buildings. The Company considers Office/Technical properties to be properties that support office, research and development and other technical uses. Our definitions of Class A office and Office/Technical properties may be different than those used by other companies.

We are a full-service real estate company, with substantial in-house expertise and resources in acquisitions, development, financing, capital markets, construction management, property management, marketing, leasing, accounting, tax and legal services. We are managed by Boston Properties, Inc., in its capacity as our sole general partner. As of December 31, 2004, we had approximately 667 employees. Our 30 senior officers have an average of 24 years experience in the real estate industry and an average of 16 years of experience with us. Our principal executive office is located at 111 Huntington Avenue, Boston, Massachusetts 02199 and our telephone number is (617) 236-3300. In addition, we have regional offices at 401 9th Street, NW, Washington, D.C. 20004; 599 Lexington Avenue, New York, New York 10022; Four Embarcadero Center, San Francisco, California 94111; and 302 Carnegie Center, Princeton, New Jersey 08540.

Boston Properties, Inc., our sole general partner, has a web site located at http://www.bostonproperties.com. On its Web site, you can obtain a copy of Boston Properties, Inc.’s annual report on Form 10-K, quarterly reports on

Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. We do not make our reports available here. You may obtain BPLP’s reports by accessing the EDGAR database at the Securities and Exchange Commission’s website at http://www.sec.gov, or we will furnish an electronic or paper copy of these reports free of charge upon written request to: Investor Relations, Boston Properties, Inc., 111 Huntington Avenue, Suite 300, Boston, MA 02199. The name “Boston Properties” and our logo (consisting of a stylized “b”) are registered service marks of BPLP.

Boston Properties Limited Partnership

At March 4, 2005, Boston Properties, Inc. was the owner of approximately 80.2% of the economic interests in BPLP. Economic interest was calculated as the number of common partnership units of BPLP owned by Boston Properties, Inc. as a percentage of the sum of (1) the actual aggregate number of outstanding common units of BPLP, (2) the number of common units issuable upon conversion of outstanding preferred units of BPLP and (3) the number of common units issuable upon conversion of all outstanding long term incentive plan units of BPLP, or LTIP units, assuming all conditions have been met for the conversion of the LTIP units. Boston Properties, Inc.’s general and limited partnership interests in BPLP entitle it to share in cash distributions from, and in the profits and losses of, BPLP in proportion to its percentage interest and entitle it to vote on all matters requiring a vote of the limited partners. The other limited partners are persons who contributed their direct or indirect interests in properties to us in exchange for common units or preferred units of limited partnership interest in BPLP either in connection with Boston Properties, Inc.’s initial public offering in 1997 or in subsequent transactions. Pursuant to our limited partnership agreement, unitholders may tender their common units of BPLP for cash equal to the value of an equivalent number of shares of common stock of Boston Properties, Inc. In lieu of cash, however, Boston Properties, Inc., as general partner, may, at its option, choose to acquire any common units so tendered by issuing shares of its common stock in exchange for the common units. If Boston Properties, Inc. so chooses, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. We currently anticipate that Boston Properties, Inc., as our general partner, will elect to issue common stock in connection with each such presentation for redemption rather than having us pay cash. With each such exchange or redemption, Boston Properties, Inc.’s percentage ownership in BPLP will increase. In addition, whenever Boston Properties, Inc. issues shares of its common stock other than to acquire common units of BPLP, it must contribute any net proceeds it receives to us and we must issue to it an equivalent number of common units. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

Our preferred units have the rights, preferences and other privileges (including the right to convert into common units) as are set forth in amendments to our limited partnership agreement. As of December 31, 2004 and March 4, 2005, we had one series of our preferred units outstanding. Our Series Two preferred units have an aggregate liquidation preference of approximately $204.1 million. The Series Two preferred units are convertible, at the holder’s election, into common units at a conversion price of $38.10 per common unit (equivalent to a ratio of 1.312336 common units per Series Two preferred unit). Distributions on the Series Two preferred units are payable quarterly and, unless the greater rate described in the next sentence applies, accrue at 7.0% until May 12, 2009 and 6.0% thereafter. If distributions on the number of common units into which the Series Two preferred units are convertible are greater than distributions calculated using the rates described in the preceding sentence for the applicable quarterly period, then the greater distributions are payable instead. To date, with the exception of two quarterly distributions on August 15, 2001 and November 15, 2001, distributions have always been made at the fixed rate rather than the greater rate. The terms of the Series Two preferred units provide that they may be redeemed for cash in six annual tranches, beginning on May 12, 2009, at the election of Boston Properties, Inc., as our general partner, or at the election of the holders. Boston Properties, Inc., as general partner, also has the right to convert into common units any Series Two preferred units that are not redeemed when they are eligible for redemption.

Significant Transactions During 2004

Real Estate Acquisitions/Dispositions

On December 8, 2004, we sold 560 Forbes Boulevard in South San Francisco, California, an industrial property totaling approximately 40,000 square feet, for net proceeds of approximately $3.8 million, resulting in a gain on sale of approximately $1.3 million, net of minority interest share of approximately $2.5 million.

On October 25, 2004, we formed the Value-Added Fund, which is a strategic partnership with two institutional investors, to pursue the acquisition of assets within our existing markets that have deficiencies in property characteristics which provide an opportunity to create value through repositioning, refurbishment or renovation. The Value-Added Fund has total equity commitments of $140 million, of which we have committed $35 million. Assuming an estimated 65% leverage ratio, the Value-Added Fund is anticipated to have up to $400 million of total investments. We will receive asset management, property management, leasing and redevelopment fees and, if certain return thresholds are achieved, will be entitled to an additional promoted interest. On November 1, 2004, the Value-Added Fund completed the acquisition of Worldgate Plaza, a 322,000 square foot office complex located in Herndon, Virginia for a purchase price of approximately $78.2 million. The acquisition was financed with new mortgage indebtedness totaling $57.0 million and approximately $21.2 million in cash, of which our share was $5.3 million. The mortgage financing bears interest at a variable rate equal to LIBOR plus 0.89% per annum and matures in October 2007, with two one-year extension options. In addition, the Value-Added Fund entered into an agreement to cap the interest rate at 9.5% per annum for a nominal fee.

On September 28, 2004, we sold 204 Second Avenue in Waltham, Massachusetts, a Class A office property totaling approximately 41,000 square feet, for net proceeds of approximately $5.7 million, resulting in a gain on sale of approximately $4.2 million.

On August 1, 2004, we sold Sugarland Business Park—Building One in Herndon, Virginia, an office/technical property totaling approximately 52,000 square feet, for net proceeds of approximately $7.6 million, resulting in a gain on sale of approximately $0.8 million.

On June 10, 2004, we sold a land parcel on Burlington Mall Road in Burlington, Massachusetts, for net proceeds of approximately $1.9 million, resulting in a gain on sale of approximately $1.7 million.

On May 21, 2004, we sold 38 Cabot Boulevard in Langhorne, Pennsylvania, an industrial building totaling approximately 161,000 square feet, for net proceeds of approximately $5.5 million, resulting in a gain on sale of approximately $4.2 million.

On April 1, 2004, we sold The Arboretum in Reston, Virginia, a Class A office property totaling approximately 96,000 square feet, for net proceeds of approximately $21.1 million, resulting in a gain on sale of approximately $8.0 million.

On April 1, 2004, we sold Decoverly Two, Three, Six and Seven, consisting of two Class A office properties totaling 155,000 square feet and two land parcels, one of which is subject to a ground lease, for net proceeds of approximately $41.2 million, resulting in a gain on sale of approximately $11.4 million.

On April 1, 2004, we acquired 1330 Connecticut Avenue, a 259,000 square foot Class A office property in Washington, D.C., at a purchase price of $86.6 million. In addition, we paid $1.4 million of closing costs and as of December 31, 2004 we were obligated to fund $7.5 million for tenant and capital improvements during the first two years of ownership. The acquisition was financed with the assumption of mortgage indebtedness secured by the property totaling $52.4 million, which bears interest at a fixed rate of 7.58% per annum and matures in 2011, and available cash. The property is 99% leased.

On March 24, 2004, we acquired the remaining outside interests in our 140 Kendrick Street joint venture properties located in Needham, Massachusetts for cash of $21.6 million and the assumption of the outside partner’s share of the mortgage debt on the properties of approximately $41.6 million.

On February 10, 2004, we sold Sugarland Business Park—Building Two in Herndon, Virginia, an office/technical property totaling approximately 59,000 square feet, for net proceeds of approximately $6.8 million, resulting in a gain on sale of approximately $2.4 million.

On February 4, 2004, we sold Hilltop Office Center in South San Francisco, consisting of nine office/technical buildings totaling approximately 143,000 square feet, for net proceeds of approximately $11.6 million and the assumption by the buyer of the mortgage debt on the properties totaling $5.2 million, resulting in a gain on sale of approximately $8.2 million, net of minority interest share of approximately $7.3 million.

On January 16, 2004, we sold 430 Rozzi Place in South San Francisco, an industrial property totaling 20,000 square feet, for net proceeds of approximately $2.4 million, resulting in a gain on sale of approximately $0.7 million, net of minority interest share of approximately $1.5 million.

Developments

During 2004, we placed Times Square Tower in New York City and New Dominion Technology Park, Building Two in Herndon, VA into service, which required a total investment during 2004 of approximately $92.0 million, of which $90.7 million was funded through construction loans. Our total investment, including equity and debt, through December 31, 2004 in these properties was approximately $648.0 million. In January 2004, we refinanced the construction loan secured by Times Square Tower, and in September 2004 we refinanced our New Dominion Technology Park, Building Two property by replacing the construction loan with a fixed rate mortgage.

We continued construction on 901 New York Avenue, in which we have a 25% interest, and incurred approximately $12.8 million of construction costs during 2004, of which $8.2 million was funded through an existing construction loan. In December 2004, we refinanced the property by replacing the construction loan with a fixed rate mortgage.

In September 2004, we commenced the redevelopment of our Capital Gallery property in Washington, D.C. Capital Gallery is a Class A office property totaling approximately 397,000 square feet. The project entails removing a three-story, low-rise section of the property comprised of approximately 100,000 square feet from in-service status and redeveloping it into a 10-story office building resulting in a total complex size of approximately 610,000 square feet upon completion. During 2004, we incurred approximately $4.4 million of construction costs, funded through available cash. We expect the development to be completed by the end of 2005. On February 17, 2005, we obtained construction financing totaling $47.2 million which bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures in February 2008.

On August 2, 2004, we entered into a joint venture with two unrelated third parties to pursue the development of a Class A office building totaling approximately 305,000 square feet that will be part of a mixed-use development of office, retail and residential properties known as Wisconsin Place located in Chevy Chase, Maryland. The new development will sit above a shared four-story parking garage with over 1,700 parking spaces. We have a 66.67% interest in the office building, a shared interest in the infrastructure, a nominal interest in the retail component and no interest in the residential component. During 2004, we incurred approximately $4.2 million of construction costs related to the infrastructure, funded through available cash. No date has yet been determined for commencement of the office component.

On July 30, 2004, we entered into a lease with a tenant totaling approximately 182,000 square feet related to the development of a build-to-suit office building at 12290 Sunrise Valley in Reston, Virginia. The tenant currently leases more than 500,000 square feet in two buildings within the existing office complex. During 2004, we incurred approximately $6.5 million of construction costs, funded through available cash. We expect the development to be completed in the second quarter of 2006.

In July 2004, we commenced construction of Seven Cambridge Center, a fully-leased, build-to-suit project with approximately 231,000 square feet of office, research laboratory and retail space plus parking for approximately 800 cars, located in Cambridge, Massachusetts. We signed a lease for 100% of the space with the Massachusetts Institute of Technology for occupancy by its affiliate, the Eli and Edythe L. Broad Institute. During 2004, we incurred approximately $23.0 million of construction costs, funded through available cash. We expect the development to be completed in the first quarter of 2006.

In 2005, we expect to fund future development costs for the development projects begun in 2004 using available cash, our unsecured line of credit and construction loans. The construction costs we expect to incur on our developments can be found within our Contractual Obligations table located on page 66.

Equity Transactions

On March 3, 2004, Boston Properties, Inc. completed a public offering of 5,700,000 shares of its common stock at a price to the public of $51.40 per share. The proceeds from this public offering, net of underwriters’ discount and offering costs, totaled approximately $291.1 million and were contributed to us in exchange for 5,700,000 common units. We used the proceeds for the following purposes:

•	We repaid the mortgage loan collateralized by our One and Two Reston Overlook properties totaling approximately $65.8 million, together with a prepayment penalty totaling approximately $0.7 million. The mortgage loan bore interest at a fixed rate of 7.45% per annum and was scheduled to mature in August 2004.

•	We repaid the mortgage loans collateralized by our Lockheed Martin and NIMA properties totaling approximately $24.5 million and $20.0 million, respectively, together with prepayment penalties aggregating approximately $5.6 million. The mortgage loans bore interest at fixed rates of 6.61% and 6.51% per annum, respectively, and were scheduled to mature in June 2008.

•	We acquired the remaining outside interests in our 140 Kendrick Street joint venture properties located in Needham, Massachusetts for cash of $21.6 million and the assumption of the outside partner’s share of the mortgage debt on the property of approximately $41.6 million.

The remainder of the cash proceeds has been retained to fund our current development pipeline, for possible future acquisitions and for general corporate purposes.

During the year ended December 31, 2004, we redeemed 1,318,327 of our Series Two preferred units by converting them into 1,730,084 common units of limited partnership interest. The common units of limited partnership interest were subsequently presented by the holders for redemption and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of its common stock. In addition, during the year ended December 31, 2004, Boston Properties, Inc. redeemed an aggregate of 810,368 common units of limited partnership interest, presented by the holders for redemption, in exchange for an equal number of shares of common stock.

Each time Boston Properties, Inc. issues shares of common stock (other than in exchange for common units upon exercise by limited partners of their redemption right), it contributes the proceeds of such issuance to us in return for an equivalent number of common units. During the year ended December 31, 2004, Boston Properties, Inc. issued 3,814,274 shares of common stock as a result of stock options being exercised. As a result, we issued 3,814,274 common units to Boston Properties, Inc. in exchange for the proceeds from these transactions.

Business and Growth Strategies

Business Strategy

Our primary business objective is to maximize return on investment so as to provide our investors with the greatest possible total return. Our strategy to achieve this objective is:

•	to concentrate on a few carefully selected geographic markets, including Boston, Washington D.C., midtown Manhattan and San Francisco, and to be one of the leading, if not the leading, owners and developers in each of those markets. We select markets and submarkets where tenants have demonstrated a preference for high-quality office buildings and other facilities;

•	to emphasize markets and submarkets within those markets where the lack of available sites and the difficulty of receiving the necessary approvals for development and the necessary financing constitute high barriers to the creation of new supply, and where skill, financial strength and diligence are required to successfully develop, finance and manage high-quality office, research and development and/or industrial space and selected retail space;

•	to take on complex, technically challenging projects, leveraging the skills of our management team to successfully develop, acquire or reposition properties which other organizations may not have the capacity or resources to pursue;

•	to concentrate on high-quality real estate designed to meet the demands of today’s tenants who require sophisticated telecommunications and related infrastructure and support services, and to manage those facilities so as to become the landlord of choice for both existing and prospective clients;

•	to opportunistically acquire assets which increase our penetration in the markets in which we have chosen to concentrate and which exhibit an opportunity to improve or preserve returns through repositioning (through a combination of capital improvements and shift in marketing strategy), changes in management focus and re-leasing as existing leases terminate;

•	to explore joint venture opportunities primarily with existing owners of land parcels located in desirable locations, who seek to benefit from the depth of development and management expertise we are able to provide, and our access to capital, and/or to explore joint venture opportunities with strategic institutional partners, leveraging our skills as owners, operators and developers of Class A office space;

•	to pursue on a selective basis the sale of properties to take advantage of our value creation and the demand for our premier properties;

•	to seek third-party development contracts, especially during times when our internal development is less active or when new development is less-warranted due to market conditions, to provide us with additional fee income and to enable us to retain and utilize our existing development and construction management staff; and

•	to enhance our capital structure through our access to a variety of sources of capital.

Growth Strategies

External Growth

We believe that we are well-positioned to realize growth through external asset development and acquisitions. We believe that our development experience and our organizational depth position us to continue to selectively develop a range of property types, from single-story suburban office properties to high-rise urban developments, within budget and on schedule. Other factors that contribute to our competitive position include:

•	our control of sites (including sites under contract or option to acquire) in our markets that will support approximately 11.3 million square feet of new office, hotel and residential development;

•	our reputation gained through 35 years of successful operations and the stability and strength of our existing portfolio of properties;

•	our relationships with leading national corporations and public institutions seeking new facilities and development services;

•	our relationships with nationally recognized financial institutions that provide capital to the real estate industry;

•	our track record and reputation for executing acquisitions efficiently provides comfort to domestic and foreign institutions, private investors and corporations who seek to sell commercial real estate in our market areas;

•	our ability to act quickly on due diligence and financing; and

•	our relationships with institutional buyers and sellers of high-quality real estate assets.

We have targeted three areas of development and acquisition as significant opportunities to execute our external growth strategy:

•	Pursue development in selected submarkets. As market conditions improve, we believe that development of well-positioned office buildings will be justified in many of our submarkets. We believe in acquiring land after taking into consideration timing factors relating to economic cycles and in response to market conditions that allow for its development at the appropriate time. While we purposely concentrate in markets with high barriers-to-entry, we have demonstrated throughout our 35-year history, an ability to make carefully timed land acquisitions in submarkets where we can become one of the market leaders in establishing rent and other business terms. We believe that there are opportunities at key locations in our existing and other markets for a well-capitalized developer to acquire land with development potential.

In the past, we have been particularly successful at acquiring sites or options to purchase sites that need governmental approvals for development. Because of our development expertise, knowledge of the governmental approval process and reputation for quality development with local government regulatory bodies, we generally have been able to secure the permits necessary to allow development and to profit from the resulting increase in land value. We seek complex projects where we can add value through the efforts of our experienced and skilled management team leading to attractive enhanced returns on investment.

Our strong regional relationships and recognized development expertise have enabled us to capitalize on unique build-to-suit opportunities. We intend to seek and expect to continue to be presented with such opportunities in the near term allowing us to earn relatively significant returns on these development opportunities through multiple business cycles.

•	Acquire assets and portfolios of assets from institutions or individuals. We believe that due to our size, management strength and reputation, we are in an advantageous position to acquire portfolios of assets or individual properties from institutions or individuals. We may acquire properties for cash, but we are also particularly well-positioned to appeal to sellers wishing to convert on a tax-deferred basis their ownership of property into equity in a diversified real estate operating company that offers liquidity through access to the public equity markets in addition to a quarterly distribution. The ability to offer our common and preferred units to sellers who would otherwise recognize a taxable gain upon a sale of assets for cash or our common stock of Boston Properties, Inc. may facilitate this type of transaction on a tax-efficient basis. In addition, we may consider mergers with and acquisitions of compatible real estate firms.

•	Acquire existing underperforming assets and portfolios of assets. We continue to actively pursue opportunities to acquire existing buildings that have the potential for increasing returns in the future as a result of active professional management and improving market conditions. These opportunities may include the acquisition of entire portfolios of properties. We believe that because of our in-depth market knowledge and development experience in each of our markets, our national reputation with brokers, financial institutions and others involved in the real estate market and our access to competitively-priced capital, we are well-positioned to identify and acquire existing, underperforming properties for competitive prices and to add significant additional value to such properties through our effective marketing strategies and a responsive property management program. We have developed this strategy and program for our existing portfolio, where we provide high-quality property management services using our own employees in order to encourage tenants to renew, expand and relocate in our properties. We are able to achieve speed and transaction cost efficiency in replacing departing tenants through the use of in-house and third-party vendors’ services for marketing, including calls and presentations to prospective tenants, print advertisements, lease negotiation and construction of tenant improvements. Our tenants benefit from cost efficiencies produced by our experienced work force, which is attentive to preventive maintenance and energy management.

Internal Growth

We believe that significant opportunities will exist in the long term to increase cash flow from our existing properties because they are of high quality and in desirable locations. In addition, our properties are in markets where, in general, the creation of new supply is limited by the lack of available sites, the difficulty of receiving the necessary approvals for development on vacant land and the difficulty of obtaining financing. Our strategy for maximizing the benefits from these opportunities is two-fold: (1) to provide high-quality property management services using our employees in order to encourage tenants to renew, expand and relocate in our properties, and (2) to achieve speed and transaction cost efficiency in replacing departing tenants through the use of in-house services for marketing, lease negotiation, and construction of tenant improvements. We believe that as the current economic conditions improve, our office properties will add to our internal growth because of their desirable locations. In addition, we believe that with the continued improvement in the business and leisure travel sector, our hotel properties will continue to add to our internal growth because of their desirable locations in the downtown Boston and East Cambridge submarkets. We expect to continue our internal growth as a result of our ability to:

•	Cultivate existing submarkets and long-term relationships with credit tenants. In choosing locations for our properties, we have paid particular attention to transportation and commuting patterns, physical environment, adjacency to established business centers, proximity to sources of business growth and other local factors.

We had an average lease term of 7.6 years at December 31, 2004 and continue to cultivate long-term leasing relationships with a diverse base of high quality, financially stable tenants. Based on leases in place at December 31, 2004, leases with respect to 5.2% of the total square feet from our Class A office properties will expire in calendar year 2005.

•	Directly manage properties to maximize the potential for tenant retention. We provide property management services ourselves, rather than contracting for this service, to maintain awareness of and responsiveness to tenant needs. We and our properties also benefit from cost efficiencies produced by an experienced work force attentive to preventive maintenance and energy management and from our continuing programs to assure that our property management personnel at all levels remain aware of their important role in tenant relations.

•	Replace tenants quickly at best available market terms and lowest possible transaction costs. We believe that we are well-positioned to attract new tenants and achieve relatively high rental rates as a result of our well-located, well-designed and well-maintained properties, our reputation for high-quality building services and responsiveness to tenants, and our ability to offer expansion and relocation alternatives within our submarkets.

•	Extend terms of existing leases to existing tenants prior to expiration. We have also successfully structured early tenant renewals, which have reduced the cost associated with lease downtime while securing the tenancy of our highest quality credit-worthy tenants on a long-term basis and enhancing relationships.

Policies with Respect to Certain Activities

The discussion below sets forth certain additional information regarding our investment, financing and other policies. These policies have been determined by the Board of Directors of Boston Properties, Inc. and, in general, may be amended or revised from time to time by the Board of Directors of Boston Properties, Inc.

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

Equity investments may be subject to existing mortgage financing and other indebtedness or such financing or indebtedness as may be incurred in connection with acquiring or refinancing these investments. Debt service on such financing or indebtedness will have a priority over any distributions with respect to our securities and therefore the common stock of our general partner, Boston Properties, Inc. Investments are also subject to our policy not to be treated as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”).

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

Securities of or Interests in Persons Primarily Engaged in Real Estate Activities

Subject to the percentage of ownership limitations and gross income tests necessary for the REIT qualification of Boston Properties, Inc., we also may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.

Dispositions

Our disposition of properties is based upon management’s periodic review of our portfolio and the determination by the Board of Directors of Boston Properties, Inc. that such action would be in our best interests. Any decision to dispose of a property will be made by our management and approved by the Board of Directors of Boston Properties, Inc., as our general partner, or a committee thereof. Some holders of our limited partnership interests, including Messrs. Mortimer B. Zuckerman and Edward H. Linde, would incur adverse tax consequences upon the sale of certain of our properties that differ from the tax consequences to us. Consequently, holders of our limited partnership interests may have different objectives regarding the appropriate pricing and timing of any such sale. Such different tax treatment derives in most cases from the fact that we acquired these properties in exchange for partnership interests in contribution transactions structured to allow the prior owners to defer taxable gain. Generally such deferral continues so long as we do not dispose of the properties in a taxable transaction. Unless a sale by us of these properties is structured as a like-kind exchange or in a manner that otherwise allows such deferral to continue, recognition of the deferred tax gain allocable to these prior owners is generally triggered by the sale. Certain assets are subject to tax protection agreements and may limit our ability to dispose such assets.

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

Policies with Respect to Other Activities

Boston Properties, Inc., as our sole general partner, has the authority to issue additional common and preferred units of BPLP. Boston Properties, Inc. has in the past, and may in the future, issue common or preferred units of BPLP to persons who contribute their direct or indirect interests in properties to us in exchange for such common or preferred units of BPLP. We have not engaged in trading, underwriting or agency distribution or sale of securities of issuers other than BPLP and we do not intend to do so. At all times, we intend to make investments in such a manner as to maintain Boston Properties, Inc.’s qualification as a REIT, unless because of circumstances or changes in the Internal Revenue Code of 1986, as amended (or the Treasury Regulations), the Board of Directors of Boston Properties, Inc. determines that it is no longer in the best interest of Boston Properties, Inc. to qualify as a REIT. We may make loans to third parties, including, without limitation, to joint ventures in which we participate. We intend to make investments in such a way that we will not be treated as an investment company under the 1940 Act. Our policies with respect to these and other activities may be reviewed and modified or amended from time to time by the Board of Directors of Boston Properties, Inc.

Competition

We compete in the leasing of office and industrial space with a considerable number of other real estate companies, some of which may have greater marketing and financial resources than are available to us. In addition, our hotel properties compete for guests with other hotels, some of which may have greater marketing and financial resources than are available to us and to the manager of our hotels, Marriott® International, Inc.

Principal factors of competition in our primary business of owning, acquiring and developing office properties are the quality of properties, leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided, and reputation as an owner and operator of quality office properties in the relevant market. Additionally, our ability to compete depends upon, among other factors, trends of the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

The Hotel Properties

We own our three hotel properties through a taxable REIT subsidiary (“TRS”). The TRS, a wholly-owned subsidiary of BPLP, is the lessee pursuant to leases for each of the hotel properties. As lessor, we are entitled to a percentage of gross receipts from the hotel properties. The hotel leases allow all the economic benefits of ownership to flow to us. Marriott® International, Inc. continues to manage the hotel properties under the Marriott® name and under terms of the existing management agreements. Marriott has been engaged under separate long-term incentive management agreements to operate and manage each of the hotels on behalf of the TRS. In connection with these arrangements, Marriott has agreed to operate and maintain the hotels in accordance with its system-wide standard for comparable hotels and to provide the hotels with the benefits of its central reservation system and other chain-wide programs and services. Under a separate management agreement for each hotel, Marriott acts as the TRS’ agent to supervise, direct and control the management and operation of the hotel and receives as compensation base management fees that are calculated as a percentage of the hotel’s gross revenues, and supplemental incentive fees if the hotel exceeds negotiated profitability breakpoints. In addition, the TRS compensates Marriott, on the basis of a formula applied to the hotel’s gross revenues, for certain system-wide services provided by Marriott, including central reservations, marketing and training. During 2004, 2003 and 2002, Marriott received an aggregate of approximately $4.0 million, $3.4 million and $5.5 million, respectively, under all three management agreements.

Seasonality

Our hotel properties traditionally have experienced significant seasonality in their operating income, with the percentage of net operating income by quarter over the year ended December 31, 2004 as follows:

First Quarter	Second Quarter	Third Quarter	Fourth Quarter
8%	28%	29%	35%

Corporate Governance

We are managed by Boston Properties, Inc. in its capacity as our general partner. Boston Properties Inc., is currently managed by a ten member Board of Directors, which is divided into three classes (Class I, Class II and Class III). The Board of Directors of Boston Properties, Inc. is currently composed of four Class I directors (Mortimer B. Zuckerman, Carol B. Einiger, Alan B. Landis and Richard E. Salomon), three Class II directors (Lawrence S. Bacow, Alan J. Patricof and Martin Turchin) and three Class III directors (William M. Daley, Edward H. Linde and David A. Twardock). The members of each class serve for three-year terms, and the terms of its current Class I, Class II and Class III directors expire upon the election and qualification of directors at the annual meetings of stockholders of Boston Properties, Inc., to be held in 2007, 2005 and 2006, respectively. At each annual meeting of stockholders of Boston Properties, Inc., directors will be re-elected or elected for a full term of three years to succeed those directors whose terms are expiring. Alan B. Landis has resigned from the Board of Directors of Boston Properties, Inc. effective as of immediately prior to the 2005 annual meeting.

Boston Properties, Inc.’s Board of Directors has the following three committees: (1) Audit, (2) Compensation and (3) Nominating and Corporate Governance. The membership of each of these committees at December 31, 2004 is described below.

Name of Director	Audit		Compensation		Nominating and Corporate Governance
Lawrence S. Bacow	X		X
William M. Daley					X	*
Carol B. Einiger	X
Alan J. Patricof	X	*
Richard E. Salomon			X	*	X
David A. Twardock			X		X

X=Committee member, *=Chair

•	The Board of Directors of Boston Properties, Inc. established and adopted charters for each of its Audit, Compensation and Nominating and Corporate Governance Committees. Each committee is comprised of three (3) independent directors. A copy of each of these charters is available on Boston Properties, Inc.’s website at http://www.bostonproperties.com under the heading “Investors” and subheading “Governance.” On or about April 1, 2005, these charters will be available on this website under the heading “Corporate Governance.” A copy of each of these charters is also available in print upon written request addressed to Investor Relations, Boston Properties, Inc., 111 Huntington Avenue, Boston, MA 02199.

•	The Board of Directors of Boston Properties, Inc. adopted Corporate Governance Guidelines, a copy of which is available on Boston Properties, Inc.’s website at http://www.bostonproperties.com under the heading “Investors” and subheading “Governance.” On or about April 1, 2005 a copy of these guidelines will be available on this website under the heading “Corporate Governance.” A copy of these guidelines is also available in print upon written request addressed to Investor Relations, Boston Properties, Inc., 111 Huntington Avenue, Boston, MA 02199.

•	The Board of Directors of Boston Properties, Inc. adopted a Code of Business Conduct and Ethics, which governs business decisions made and actions taken by the directors, officers and employees of Boston Properties, Inc. A copy of this code is available on Boston Properties, Inc.’s website at http://www.bostonproperties.com under the heading “Investors” and subheading “Governance.” On or about April 1, 2005 a copy of this code will be available on this website under the heading “Corporate Governance.” We intend to disclose on this website any amendment to, or waiver of, any provision of this Code applicable to the directors and executive officers of Boston Properties, Inc. that would otherwise be required to be disclosed under the rules of the SEC or the New York Stock Exchange. A copy of this Code is also available in print upon written request addressed to Investor Relations, Boston Properties, Inc., 111 Huntington Avenue, Boston, MA 02199.

•	The Board of Directors of Boston Properties, Inc. established an Ethics Hotline that employees may use to anonymously report possible violations of the Code of Business Conduct and Ethics, including concerns regarding questionable accounting, internal accounting controls or auditing matters.

•	On May 26, 2004, Edward H. Linde, President and Chief Executive Officer of Boston Properties, Inc., submitted to the New York Stock Exchange (the “NYSE”) the Annual Written Affirmation required by Section 303A of the Corporate Governance Rules of the NYSE certifying that he was not aware of any violation by Boston Properties, Inc. of NYSE corporate governance listing standards.

RISK FACTORS

Set forth below are the risks that we believe are material to our investors. We refer to our common, preferred and LTIP units together as our “securities,” and the investors who own our securities, as our “securityholders.” This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 34.

Our performance and value are subject to risks associated with our real estate assets and with the real estate industry.

Our economic performance and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our office, industrial and hotel properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our securityholders will be adversely affected. The following factors, among others, may adversely affect the income generated by our office, industrial and hotel properties:

•	downturns in the national, regional and local economic climates;

•	competition from other office, hotel and commercial buildings;

•	local real estate market conditions, such as oversupply or reduction in demand for office, hotel or other commercial space;

•	changes in interest rates and availability of attractive financing;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	increased operating costs, including insurance expense, utilities, real estate taxes, state and local taxes and heightened security costs;

•	civil disturbances, earthquakes and other natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses;

•	significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs which are generally not reduced when circumstances cause a reduction in revenues from a property; and

•	declines in the financial condition of our tenants and our ability to collect rents from our tenants.

We are dependent upon the economic climates of our four core markets—Boston, Washington, D.C., midtown Manhattan and San Francisco.

Over 90% of our revenues in fiscal year 2004 were derived from properties located in our four core markets: Boston, Washington, D.C., midtown Manhattan and San Francisco. A downturn in the economies of these markets, or the impact that a downturn in the overall national economy may have upon these economies, could result in reduced demand for office space. Because our portfolio consists primarily of office buildings (as compared to a more diversified real estate portfolio), a decrease in demand for office space in turn could adversely affect our results of operations. Additionally, there are submarkets within our core markets that are dependent upon a limited number of industries. For example, in our Washington, D.C. market we are primarily dependent on leasing office properties to governmental agencies and contractors as well as legal firms. In our midtown Manhattan market we have historically leased properties to financial, legal and other professional firms. A significant downturn in one or more of these sectors could adversely affect our results of operations.

Our investment in property development may be more costly than anticipated.

We intend to continue to develop and substantially renovate office properties. Our current and future development and construction activities may be exposed to the following risks:

•	we may be unable to proceed with the development of properties because we cannot obtain financing on favorable terms or at all;

•	we may incur construction costs for a development project which exceed our original estimates due to increases in interest rates and increased materials, labor, leasing or other costs, which could make completion of the project less profitable because market rents may not increase sufficiently to compensate for the increase in construction costs;

•	we may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require us to abandon our activities entirely with respect to a project;

•	we may abandon development opportunities after we begin to explore them and as a result we may lose deposits or fail to recover expenses already incurred;

•	we may expend funds on and devote management’s time to projects which we do not complete; and

•	we may be unable to complete construction and/or leasing of a property on schedule.

Investment returns from our developed properties may be lower than anticipated.

Our developed properties may be exposed to the following risks:

•	we may lease developed properties at rental rates that are less than the rates projected at the time we decide to undertake the development; and

•	occupancy rates and rents at newly developed properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in our investments being less profitable than we expected or not profitable at all.

Our use of joint ventures may limit our flexibility with jointly owned investments.

In appropriate circumstances, we intend to develop and acquire properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. We currently have seven joint ventures that are not consolidated with our financial statements. Our share of the aggregate revenue of these joint ventures represents 2.1% of our total revenue (the sum of our total consolidated revenue and our share of such joint venture revenue). Our participation in joint ventures is subject to the risks that:

•	we could become engaged in a dispute with any of our joint venture partners that might affect our ability to develop or operate a property;

•	our joint venture partners may have different objectives than we have regarding the appropriate timing and terms of any sale or refinancing of properties; and

•	our joint venture partners may have competing interests in our markets that could create conflict of interest issues.

In addition, our ability to enter into other joint ventures with third parties to pursue the acquisition of value-added investments similar to those being pursued by the Value-Added Fund is limited by the terms of the Value-Added Fund’s partnership agreement.

We face risks associated with property acquisitions.

We have and intend to continue to acquire properties and portfolios of properties, including large portfolios that could increase our size and result in alterations to our capital structure. Our acquisition activities and their success are subject to the following risks:

•	we may be unable to complete an acquisition after making a non-refundable deposit and incurring certain other acquisition-related costs;

•	we may be unable to obtain financing for acquisitions on favorable terms or at all;

•	acquired properties may fail to perform as expected;

•	the actual costs of repositioning or redeveloping acquired properties may be greater than our estimates;

•	acquired properties may be located in new markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and this could have an adverse effect on our results of operations and financial condition.

We have acquired in the past and in the future may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for our partnership interests. This acquisition structure has the effect, among others, of reducing the amount of tax depreciation we can deduct over the tax life of the acquired properties, and typically requires that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions on dispositions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.

Acquired properties may expose us to unknown liability.

We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations and cash flow. Unknown liabilities with respect to acquired properties might include:

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

We plan to continue to acquire properties as we are presented with attractive opportunities. We may face competition for acquisition opportunities with other investors and this competition may adversely affect us by subjecting us to the following risks:

•	we may be unable to acquire a desired property because of competition from other well-capitalized real estate investors, including publicly traded and private REITs, institutional investment funds and other real estate investors;

•	even if we enter into an acquisition agreement for a property, it will likely contain conditions to closing, including completion of due diligence investigations to our satisfaction or other conditions that are not within our control, which may not be satisfied, and the failure to complete the acquisition may result in our failure to recoup acquisition-related costs; and

•	even if we are able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price.

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

Large and high-quality office, industrial and hotel properties like the ones that we own could be difficult to sell. This may limit our ability to change our portfolio promptly in response to changes in economic or other conditions. In addition, federal tax laws limit our ability to sell properties and this may affect our ability to sell properties without adversely affecting returns to our securityholders. These restrictions reduce our ability to respond to changes in the performance of our investments and could adversely affect our financial condition and results of operations.

Our ability to dispose of some of our properties is constrained by their tax attributes. Properties which we developed and have owned for a significant period of time or which we acquired through tax deferred contribution transactions in exchange for our partnership interests often have low tax bases. If we dispose of these properties outright in taxable transactions, we may be required to distribute a significant amount of the taxable gain to our securityholders under the requirements of the Internal Revenue Code for REITs. In some cases, without incurring additional costs we may be restricted from disposing of properties contributed in exchange for our partnership interests under tax protection agreements with contributors. To dispose of low basis or tax-protected properties efficiently we often use like-kind exchanges, which qualify for non-recognition of taxable gain, but can be difficult to consummate and result in the property for which the disposed assets are exchanged inheriting their low bases and other tax attributes (including tax protection covenants).

Our properties face significant competition.

We face significant competition from developers, owners and operators of office, industrial and other commercial real estate, including sublease space available from our tenants. Substantially all of our properties face competition from similar properties in the same market. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower prices than the space in our properties.

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

We own three hotel properties. However, under the Internal Revenue Code, REITs like Boston Properties, Inc. are not allowed to operate hotels directly or indirectly. Accordingly, we lease our hotel properties to our taxable REIT subsidiary, or TRS. As lessor, we are entitled to a percentage of the gross receipts from the operation of the hotel properties. Marriott International, Inc. manages the hotels under the Marriott® name pursuant to a management contract with the TRS as lessee. While the TRS structure allows the economic benefits of ownership to flow to us, the TRS is subject to tax on its income from the operations of the hotels at the federal and state level. In addition, the TRS is subject to detailed tax regulations that affect how it may be capitalized and operated. If the tax laws applicable to TRS’s are modified, we may be forced to modify the structure for owning our hotel properties, and such changes may adversely affect the cash flows from our hotels. In addition, the Internal Revenue Service, the United States Treasury Department and Congress frequently review federal income tax legislation, and we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any of such actions may prospectively or retroactively modify the tax treatment of the TRS and, therefore, may adversely affect our after-tax returns from our hotel properties.

Compliance or failure to comply with the Americans with Disabilities Act or other safety regulations and requirements could result in substantial costs.

The Americans with Disabilities Act generally requires that public buildings, including office buildings and hotels, be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If, under the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations, as well as the amount of cash available for distribution to our securityholders.

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

We carry insurance coverage on our properties of types and in amounts and with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act, or TRIA, was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) through December 31, 2004, which date was extended to December 31, 2005 by the United States Department of Treasury on June 18, 2004. TRIA expires on December 31, 2005, and we cannot currently anticipate whether it will be extended. Our current property insurance program provides an $890 million per occurrence limit for both “certified” and “non-certified” acts of terrorism as defined by TRIA. We also carry nuclear, biological and chemical terrorism insurance coverage (“NBC Coverage”) with a $640 million per occurrence limit for “certified” acts of terrorism as defined by TRIA, which is provided by IXP, Inc. as a direct insurer. Under TRIA, this NBC Coverage is backstopped by the Federal Government after the payment of the required deductible and 10% coinsurance. This coverage provided by IXP expires on May 1, 2005. We currently intend to extend such coverage for so long as TRIA is in effect and are evaluating whether to increase the amount of the coverage. In the event TRIA is not extended beyond December 31, 2005, (1) the NBC Coverage provided by IXP will terminate, and (2) we have the right to replace a portion of coverage for acts of terrorism (other than NBC Coverage) that would have constituted both “certified” and “non-certified” acts of terrorism had TRIA not expired. We intend to continue to monitor the scope, nature and cost of available terrorism insurance and maintain insurance in amounts and on terms that are commercially reasonable.

We also currently carry earthquake insurance on our properties located in areas known to be subject to earthquakes in an amount and subject to deductibles and self-insurance that we believe are commercially reasonable. Specifically, we currently carry earthquake insurance which covers our San Francisco portfolio with a $120 million per occurrence limit and a $120 million aggregate limit, $20 million of which is provided by IXP, Inc., as a direct insurer. The amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. As a result of increased costs of coverage and limited availability, the amount of third-party earthquake insurance that we may be able to purchase on commercially reasonable terms may be reduced. In addition, we may discontinue earthquake insurance on some or all of our properties in the future if the premiums exceed our estimation of the value of the coverage.

In January 2002, we formed a wholly-owned taxable REIT subsidiary, IXP, Inc., or IXP, to act as a captive insurance company and be one of the elements of our overall insurance program. IXP acts as a direct insurer with respect to a portion of our earthquake insurance coverage for our Greater San Francisco properties and our NBC Coverage for “certified acts of terrorism” under TRIA. Insofar as we own IXP, we are responsible for its liquidity and capital resources, and the accounts of IXP are part of our consolidated financial statements. If we experience a loss and IXP is required to pay under its insurance policy, we would ultimately record the loss to the extent of IXP’s required payment. Therefore, insurance coverage provided by IXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

We continue to monitor the state of the insurance market in general, and the scope and costs of coverage for acts of terrorism in particular, but we cannot anticipate what coverage will be available on commercially reasonable terms in future policy years. There are other types of losses, such as from wars or the presence of mold at our properties, for which we cannot obtain insurance at all or at a reasonable cost. With respect to such losses and losses from acts of terrorism, earthquakes or other catastrophic events, if we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties. Depending on the specific circumstances of each affected property, it is possible that we could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business and financial condition and results of operations.

Actual or Threatened Terrorist Attacks may Adversely Affect our Ability to Generate Revenues and the Value of our Properties.

We have significant investments in large metropolitan markets that have been or may be in the future the targets of actual or threatened terrorism attacks, including midtown Manhattan, Washington, D.C., Boston and San Francisco. As a result, some tenants in these markets may choose to relocate their businesses to other markets or to lower-profile office buildings within these markets that may be perceived to be less likely targets of future terrorist activity. This could result in an overall decrease in the demand for office space in these markets generally or in our properties in particular, which could increase vacancies in our properties or necessitate that we lease our properties on less favorable terms or both. In addition, future terrorist attacks in these markets could directly or indirectly damage our properties, both physically and financially, or cause losses that materially exceed our insurance coverage. As a result of the foregoing, our ability to generate revenues and the value of our properties could decline materially. See also “—Some potential losses are not covered by insurance.”

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

These costs could be substantial and in extreme cases could exceed the amount of our insurance or the value of the contaminated property. We currently carry environmental insurance in an amount and subject to deductibles that we believe are commercially reasonable. Specifically, we carry a pollution legal liability policy with a $10 million limit per incident and a policy aggregate limit of $25 million. The presence of hazardous or toxic substances or petroleum products or the failure to properly remediate contamination may materially and adversely affect our ability to borrow against, sell or rent an affected property. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination. Changes in laws increasing the potential liability for environmental conditions existing at our properties, or increasing the restrictions on the handling, storage or discharge of hazardous or toxic substances or petroleum products or other actions may result in significant unanticipated expenditures.

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

We have agreements with a number of our limited partners who contributed properties in exchange for partnership interests that require us to maintain for specified periods of time secured debt on certain of our assets and/or allocate partnership debt to such limited partners to enable them to continue to defer recognition of their taxable gain with respect to the contributed property. These tax protection and debt allocation agreements may restrict our ability to repay or refinance debt.

An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets.

As of December 31, 2004, we had approximately $424 million, and may incur more, of indebtedness that bears interest at variable rates. Accordingly, if interest rates increase, so will our interest costs, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our securityholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures. We may from time to time enter into agreements such as interest rate swaps, caps, floors and other interest rate hedging contracts with respect to a portion of our variable rate debt. While these agreements may lessen the impact of rising interest rates on us, they also expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable. In addition, an increase in interest rates could decrease the amount third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in respect to changes in economic or other conditions.

Covenants in our debt agreements could adversely affect our financial condition.

The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage.

Our unsecured credit facility, unsecured debt securities and secured construction loans contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt, which we must maintain. Our continued ability to borrow under our credit facilities is subject to compliance with our financial and other covenants. In addition, our failure to comply with such covenants could cause a default under the applicable debt agreement, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. Additionally, in the future our ability to satisfy current or prospective lenders’ insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage against acts of terrorism than is available to us in the marketplace or on commercially reasonable terms, particularly if TRIA is not extended beyond December 31, 2005.

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

On March 4, 2005, we had approximately $5.0 billion in total indebtedness outstanding on a consolidated basis (excluding unconsolidated joint venture debt). Debt to market capitalization ratio, which measures total debt as a percentage of the aggregate of total debt plus the market value of outstanding equity securities, is often used by analysts to gauge leverage for equity REITs such as Boston Properties, Inc. Our market value is calculated using the price per share of the common stock of Boston Properties, Inc. Using the closing stock price of $61.85 per share of the common stock of Boston Properties, Inc. on March 4, 2005, multiplied by the sum of (1) the actual aggregate number of outstanding common units of BPLP (including common units held by Boston Properties, Inc.), (2) the number of common units issuable upon conversion of all outstanding preferred units of BPLP and (3) the number of common units issuable upon conversion of all outstanding LTIP units assuming all conditions have been met for conversion of the LTIP units, our debt to market capitalization ratio was approximately 37.04% as of March 4, 2005.

Our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes. Our senior unsecured debt is currently rated investment grade by the three major rating agencies. However, there can be no assurance we will be able to maintain this rating, and in the event our senior debt is downgraded from its current rating, we would likely incur higher borrowing costs and/or difficulty in obtaining additional financing. Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally. There is a risk that changes in our debt to market capitalization ratio, which is in part a function of the stock price of Boston Properties, Inc., or our ratio of indebtedness to other measures of asset value used by financial analysts may have an adverse effect on the market price of our debt securities.

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

In order to maintain the REIT status of our general partner, Boston Properties, Inc., we may need to borrow funds on a short-term basis to meet the REIT distribution requirements, even if the then prevailing market conditions are not favorable for these borrowings. To qualify as a REIT, Boston Properties, Inc. generally must distribute to its stockholders at least 90% of its net taxable income each year, excluding capital gains. In addition, Boston Properties, Inc. will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by it in any calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years. Boston Properties, Inc. may need short-term debt or long-term debt or proceeds from asset sales, creation of joint ventures or sales of common stock to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. The inability of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short and long-term debt or sell equity securities in order to fund distributions required to maintain Boston Properties, Inc.’s REIT status.

Limits on changes in control of Boston Properties, Inc. may discourage takeover attempts beneficial to our securityholders.

Provisions in Boston Properties, Inc.’s certificate of incorporation, bylaws and shareholder rights agreement, and provisions in our agreement of limited partnership, as well as provisions of the Internal Revenue Code and Delaware corporate law, may:

•	delay or prevent a change of control over Boston Properties, Inc. or a tender offer, even if such action might be beneficial to our securityholders or Boston Properties Inc.’s stockholders; and

•	limit Boston Properties, Inc’s stockholders’ opportunity to receive a potential premium for their shares of common stock over then-prevailing market prices.

Stock Ownership Limit

To facilitate maintenance of Boston Properties, Inc.’s qualification as a REIT and to otherwise address concerns relating to concentration of capital stock ownership, its certificate of incorporation generally prohibits ownership, directly, indirectly or beneficially, by any single stockholder of more than 6.6% of the number of outstanding shares of any class or series of its equity stock. We refer to this limitation as the “ownership limit.” The Board of Directors of Boston Properties, Inc. may waive or modify the ownership limit with respect to one or more persons if it is satisfied that ownership in excess of this limit will not jeopardize the status of Boston Properties, Inc. as a REIT for federal income tax purposes. In addition, under Boston Properties, Inc.’s certificate of incorporation each of Mortimer B. Zuckerman and Edward H. Linde, along with their respective families and affiliates, as well as, in general, pension plans and mutual funds, may actually and beneficially own up to 15% of the number of outstanding shares of any class or series of its equity common stock. Shares owned in violation of the ownership limit will be subject to the loss of rights to distributions and voting and other penalties. The ownership limit may have the effect of inhibiting or impeding a change in control.

Agreement of Limited Partnership of BPLP

We have agreed in our agreement of limited partnership that Boston Properties, Inc., our general partner, will not to engage in specified extraordinary transactions, including, among others, business combinations, unless limited partners other than Boston Properties, Inc. receive, or have the opportunity to receive, either (1) the same consideration for their partnership interests as holders of Boston Properties, Inc.’s common stock in the transaction or (2) limited partnership units that, among other things, would entitle the holders, upon redemption of these units, to receive shares of common equity of a publicly traded company or the same consideration as holders of Boston Properties, Inc.’s common stock received in the transaction. If these limited partners would not receive such consideration, Boston Properties, Inc. cannot engage in the transaction unless limited partners holding at least 75% of the common units of limited partnership interest, other than those held by Boston Properties, Inc. or its affiliates, consent to the transaction. In addition, we have agreed in our agreement of limited partnership that Boston Properties, Inc., as our general partner, will not complete specified extraordinary transactions, including among others, business combinations, in which it received the approval of its stockholders unless (1) limited partners holding at least 75% of the common units of, other than those held by Boston Properties, Inc. or its affiliates, consent to the transaction or (2) the limited partners are also allowed to vote and the transaction would have been approved had these limited partners been able to vote as common stockholders on the transaction. Therefore, if Boston Properties, Inc.’s common stockholders approve a specified extraordinary transaction, the partnership agreement requires the following before we can complete the transaction:

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

As a result of these provisions, a potential acquirer may be deterred from making an acquisition proposal, and Boston Properties, Inc. may be prohibited by contract from engaging in a proposed extraordinary transaction, including a proposed business combination, even though its stockholders approve of the transaction.

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

Our operating and financial policies, including our policies with respect to acquisitions of real estate, growth, operations, indebtedness, capitalization and dividends, are exclusively determined by our sole general partner, Boston Properties, Inc., acting through its Board of Directors. Accordingly, our securityholders do not control these policies.

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

The three Executive Vice Presidents and other executive officers of Boston Properties, Inc. who serve as managers of our regional offices also have strong reputations. Their reputations aid us in identifying opportunities, having opportunities brought to us, and negotiating with tenants and build-to-suit prospects. While we believe that we could find replacements for these key personnel, the loss of their services could materially and adversely affect our operations because of diminished relationships with lenders, prospective tenants and industry personnel.

Conflicts of interest exist with holders of our limited partnership interests.

Sales of properties and repayment of related indebtedness will have different effects on certain of our securityholders.

Some holders of our limited partnership interests, including Messrs. Zuckerman and Linde, would incur adverse tax consequences upon the sale of certain of our properties and on the repayment of related debt which differ from the tax consequences to us. Consequently, such holders of our limited partnership interests may have different objectives regarding the appropriate pricing and timing of any such sale or repayment of debt. While Boston Properties, Inc. has exclusive authority under our limited partnership agreement to determine when to refinance or repay debt or whether, when, and on what terms to sell a property, subject, in the case of certain properties, to the contractual commitments described below, any such decision would require the approval of the Board of Directors of Boston Properties, Inc. As directors and executive officers of Boston Properties, Inc., Messrs. Zuckerman and Linde could exercise their influence in a manner inconsistent with the interests of some of our securityholders, including in a manner which could prevent completion of a sale of a property or the repayment of indebtedness.

Agreement not to sell some properties.

Under the terms of our limited partnership agreement, we have agreed not to sell or otherwise transfer some of our properties, prior to specified dates, in any transaction that would trigger taxable income, without first obtaining the consent of Messrs. Zuckerman and Linde. However, we are not required to obtain their consent if, during the applicable period, each of them does not hold at least 30% of his original partnership interests, or if those properties are transferred in a nontaxable event. In addition, we have entered into similar agreements with respect to other properties that we have acquired in exchange for partnership interests. Pursuant to those agreements, we are responsible for the reimbursement of tax costs to the prior owners if the subject properties are sold in a taxable sale. Our obligations to the prior owners are generally limited in time and only apply to actual damages suffered. As of December 31, 2004, there were a total of 28 properties subject to these restrictions, and those properties are estimated to have accounted for approximately 42.0% of our total revenue for the year ended December 31, 2004.

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

Messrs. Zuckerman and Linde have a broad and varied range of investment interests. Either one could acquire an interest in a company which is not currently involved in real estate investment activities but which may acquire real property in the future. However, pursuant to each of their employment agreements, Messrs. Zuckerman and Linde will not, in general, have management control over such companies and, therefore, they may not be able to prevent one or more of such companies from engaging in activities that are in competition with our activities.

We did not obtain new owner’s title insurance policies in connection with properties acquired during Boston Properties, Inc.’s initial public offering.

We acquired many of our properties from our predecessors at the completion of the initial public offering of Boston Properties, Inc., our sole general partner, in June 1997. Before we acquired these properties each of them was insured by a title insurance policy. We did not obtain new owner’s title insurance policies in connection with the acquisition of these properties. However, to the extent we have financed properties acquired in connection with the initial public offering of Boston Properties, Inc., we have obtained new title insurance policies. Nevertheless, because in many instances we acquired these properties indirectly by acquiring ownership of the entity which owned the property and those owners remain in existence as our subsidiaries, some of these title insurance policies may continue to benefit us. Many of these title insurance policies may be for amounts less than the current or future values of the applicable properties. If there was a title defect related to any of these properties, or to any of the properties acquired at the time of the initial public offering of Boston Properties, Inc., that is no longer covered by a title insurance policy, we could lose both our capital invested in and our anticipated profits from such property. We have obtained title insurance policies for all properties that we have acquired after the initial public offering of Boston Properties, Inc., however, these policies may be for amounts less than the current or future values of the applicable properties.

We face possible adverse changes in tax laws.

From time to time changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. The shortfall in tax revenues for states and municipalities in recent years may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income. These increased tax costs could adversely affect our financial condition and results of operations and our ability to make distributions to our securityholders.

We face possible state and local tax audits.

Because Boston Properties, Inc. is organized and qualifies as a REIT, it is generally not subject to federal income taxes, but is subject to certain state and local taxes. In the normal course of business, certain entities through which we own real estate either have undergone, or are currently undergoing, tax audits. Although we believe that we have substantial arguments in favor of our positions in the ongoing audits, in some instances there is no controlling precedent or interpretive guidance on the specific point at issue. Collectively, tax deficiency notices received to date from the jurisdictions conducting the ongoing audits have not been material. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.

Item 2.    Properties

At December 31, 2004, our portfolio consisted of 125 properties totaling 44.1 million net rentable square feet. Our properties consisted of (1) 119 office properties, comprised of 102 Class A office buildings, including three properties under construction and 17 properties that support both office and technical uses, (2) one industrial property, (3) two retail properties, and (4) three hotels. In addition, we own or control 543 acres of land for future development. The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at December 31, 2004. Information relating to properties owned by the Value-Added Fund is not included in our portfolio information tables or any other portfolio level statistics because the Value-Added Fund invests in assets within our existing markets that have deficiencies in property characteristics which provide an opportunity to create value through repositioning, refurbishment or renovation and we believe including such information in our portfolio tables and statistics would render the portfolio information less useful to investors. Information relating to the Value-Added Fund is set forth below separately.

Properties	Location	% Leased	Number of Buildings	Net Rentable Square Feet
Class A Office
399 Park Avenue	New York, NY	100.0%	1	1,681,641
Citigroup Center	New York, NY	94.4%	1	1,578,021
Times Square Tower	New York, NY	84.6%	1	1,234,218
800 Boylston Street at The Prudential Center	Boston, MA	95.6%	1	1,182,299
280 Park Avenue	New York, NY	100.0%	1	1,176,391
5 Times Square	New York, NY	100.0%	1	1,101,779
599 Lexington Avenue	New York, NY	100.0%	1	1,018,793
Embarcadero Center Four	San Francisco, CA	96.0%	1	933,437
Riverfront Plaza	Richmond, VA	91.3%	1	909,020
111 Huntington Avenue at The Prudential Center	Boston, MA	100.0%	1	853,686
Embarcadero Center One	San Francisco, CA	89.6%	1	833,915
Embarcadero Center Two	San Francisco, CA	86.1%	1	777,579
Embarcadero Center Three	San Francisco, CA	73.0%	1	771,948
Democracy Center	Bethesda, MD	84.6%	3	680,876
100 East Pratt Street	Baltimore, MD	90.9%	1	637,303
Metropolitan Square (51% ownership)	Washington, D.C.	99.9%	1	585,446
Reservoir Place	Waltham, MA	80.3%	1	526,394
601 and 651 Gateway Boulevard	South San Francisco, CA	54.6%	2	509,194
101 Huntington Avenue at The Prudential Center	Boston, MA	86.1%	1	504,624
Embarcadero Center West Tower	San Francisco, CA	77.6%	1	467,793
One and Two Reston Overlook	Reston, VA	98.5%	2	445,892
Two Freedom Square	Reston, VA	99.4%	1	421,502
One Tower Center	East Brunswick, NJ	71.1%	1	412,222
One Freedom Square	Reston, VA	100.0%	1	410,362
Market Square North (50% ownership)	Washington, D.C.	100.0%	1	401,279
140 Kendrick Street	Needham, MA	100.0%	3	380,987
One and Two Discovery Square	Reston, VA	100.0%	2	367,018
265 Franklin Street (35% ownership)	Boston, MA	73.9%	1	344,608
Orbital Science Campus	Dulles, VA	100.0%	3	337,228
1333 New Hampshire Avenue	Washington, D.C.	100.0%	1	315,371
Waltham Weston Corporate Center	Waltham, MA	88.5%	1	306,789
Capital Gallery	Washington, D.C.	100.0%	1	301,647
NIMA Building	Reston, VA	100.0%	1	263,870
Reston Corporate Center	Reston, VA	100.0%	2	261,046
Quorum Office Park	Chelmsford, MA	100.0%	2	259,918
New Dominion Technology Park, Building Two	Herndon, VA	100.0%	1	257,400
611 Gateway Boulevard	South San Francisco, CA	100.0%	1	256,302

Properties	Location	% Leased		Number of Buildings	Net Rentable Square Feet
Lockheed Martin Building	Reston, VA	100.0%		1	255,244
1330 Connecticut Avenue	Washington, D.C.	99.4%		1	252,136
200 West Street	Waltham, MA	100.0%		1	248,048
500 E Street	Washington, D.C.	100.0%		1	242,769
New Dominion Technology. Park, Building One	Herndon, VA	100.0%		1	235,201
510 Carnegie Center	Princeton, NJ	100.0%		1	234,160
Cambridge Center One	Cambridge, MA	84.5%		1	215,385
Sumner Square Office	Washington, D.C.	100.0%		1	207,620
University Place	Cambridge, MA	100.0%		1	195,282
1301 New York Avenue	Washington, D.C.	100.0%		1	188,358
2600 Tower Oaks Boulevard	Rockville, MD	100.0%		1	178,887
Cambridge Center Eight	Cambridge, MA	100.0%		1	177,226
Newport Office Park	Quincy, MA	79.1%		1	169,888
Lexington Office Park	Lexington, MA	80.9%		2	166,689
210 Carnegie Center	Princeton, NJ	88.9%		1	165,042
191 Spring Street	Lexington, MA	100.0%		1	162,700
206 Carnegie Center	Princeton, NJ	100.0%		1	161,763
10 & 20 Burlington Mall Road	Burlington, MA	74.1%		2	153,048
Cambridge Center Ten	Cambridge, MA	100.0%		1	152,664
214 Carnegie Center	Princeton, NJ	75.4%		1	150,227
Old Federal Reserve	San Francisco, CA	0.8	%(1)	1	149,592
212 Carnegie Center	Princeton, NJ	97.6%		1	149,354
506 Carnegie Center	Princeton, NJ	100.0%		1	136,213
508 Carnegie Center	Princeton, NJ	100.0%		1	131,085
Waltham Office Center	Waltham, MA	80.4%		3	129,041
202 Carnegie Center	Princeton, NJ	87.3%		1	128,705
101 Carnegie Center	Princeton, NJ	100.0%		1	123,659
504 Carnegie Center	Princeton, NJ	100.0%		1	121,990
91 Hartwell Avenue	Lexington, MA	81.8%		1	121,685
Montvale Center	Gaithersburg, MD	94.7%		1	120,777
40 Shattuck Road	Andover, MA	88.6%		1	120,000
502 Carnegie Center	Princeton, NJ	100.0%		1	116,374
Cambridge Center Three	Cambridge, MA	100.0%		1	107,484
104 Carnegie Center	Princeton, NJ	87.9%		1	102,830
201 Spring Street	Lexington, MA	100.0%		1	102,500
Bedford Office Park	Bedford, MA	100.0%		1	90,000
33 Hayden Avenue	Lexington, MA	43.3%		1	80,872
Cambridge Center Eleven	Cambridge, MA	100.0%		1	79,616
170 Tracer Lane	Waltham, MA	63.7%		1	73,258
105 Carnegie Center	Princeton, NJ	71.5%		1	70,029
32 Hartwell Avenue	Lexington, MA	100.0%		1	69,154
302 Carnegie Center	Princeton, NJ	100.0%		1	64,726
195 West Street	Waltham, MA	100.0%		1	63,500
100 Hayden Avenue	Lexington, MA	100.0%		1	55,924
181 Spring Street	Lexington, MA	41.2%		1	53,595
211 Carnegie Center	Princeton, NJ	100.0%		1	47,025
92 Hayden Avenue	Lexington, MA	100.0%		1	31,100
201 Carnegie Center	Princeton, NJ	100.0%		—	6,500

Subtotal for Class A Office Properties		92.3%		99	30,266,723

Retail
Shops at The Prudential Center	Boston, MA	95.4%		1	532,414
Shaws Supermarket at The Prudential Center	Boston, MA	100.0%		1	57,235

Subtotal for Retail Properties		95.9%		2	589,649

Properties	Location	% Leased		Number of Buildings		Net Rentable Square Feet
Office/Technical Properties
Bedford Office Park	Bedford, MA	100.0%		2		383,704
Broad Run Business Park, Building E	Dulles,VA	73.7%		1		128,646
7601 Boston Boulevard	Springfield, VA	100.0%		1		103,750
7435 Boston Boulevard	Springfield, VA	100.0%		1		103,557
8000 Grainger Court	Springfield, VA	100.0%		1		88,775
7500 Boston Boulevard	Springfield, VA	100.0%		1		79,971
7501 Boston Boulevard	Springfield, VA	100.0%		1		75,756
Cambridge Center Fourteen	Cambridge, MA	100.0%		1		67,362
164 Lexington Road	Billerica, MA	100.0%		1		64,140
7450 Boston Boulevard	Springfield, VA	100.0%		1		62,402
7374 Boston Boulevard	Springfield, VA	100.0%		1		57,321
8000 Corporate Court	Springfield, VA	100.0%		1		52,539
7451 Boston Boulevard	Springfield, VA	100.0%		1		47,001
7300 Boston Boulevard	Springfield, VA	100.0%		1		32,000
17 Hartwell Avenue	Lexington, MA	100.0%		1		30,000
7375 Boston Boulevard	Springfield, VA	100.0%		1		26,865

Subtotal for Office/Technical Properties		97.6%		17		1,403,789

Industrial Properties
40-46 Harvard Street	Westwood, MA	0.0%		1		152,009

Subtotal for Industrial Properties		0.0%		1		152,009

Hotel Properties
Long Wharf Marriott	Boston, MA	83.4	%(2)	1		420,000
Cambridge Center Marriott	Cambridge, MA	76.8	%(2)	1		330,400
Residence Inn by Marriott	Cambridge, MA	83.1	%(2)	1		187,474

Subtotal for Hotel Properties				3		937,874

Structured Parking				—		9,496,175

Subtotal for In-Service Properties		92.1%		122		42,846,219

Properties Under Construction (Class A Office Properties)
901 New York Avenue (25% ownership)	Washington, D.C.	91.0	%(3)	1		539,038
Capital Gallery Expansion	Washington, D.C.	27.0	%(3)	—	(4)	318,557
Cambridge Center Seven	Cambridge, MA	100.0%		1		231,028
12290 Sunrise Valley	Reston, VA	100.0%		1		182,000
Wisconsin Place- Infrastructure (23.89% ownership)	Chevy Chase, MD	n/a		—		—

Subtotal for Properties Under Construction		77.9%		3		1,270,623

Total Portfolio				125		44,116,842

(1)	On February 10, 2005, we executed a contract to sell this property.
(2)	Represents the weighted-average occupancy for the year ended December 31, 2004. Note that these amounts are not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2004.
(3)	Represents percentage leased as of March 4, 2005.
(4)	Represents the three-story, low-rise section of the property which was taken out of service in September 2004 as part of the redevelopment project. The total project will result in a total complex size of approximately 610,000 square feet.

The following table shows information relating to investments through the Value-Added Fund as of December 31, 2004:

Property	Location	% Leased	Number of Buildings	Net Rentable Square Feet
Worldgate Plaza	Herndon, VA	75.0%	4	322,328

Top 20 Tenants by Square Feet

	Tenant	Square Feet		% of In-Service Portfolio
1	U.S. Government	1,689,671		5.21%
2	Citibank, N.A.	1,256,173		3.88%
3	Ernst and Young	1,064,939		3.29%
4	Shearman & Sterling	585,808		1.81%
5	Lockheed Martin Corporation	568,265		1.75%
6	Gillette Company	485,932		1.50%
7	Parametric Technology Corp.	470,987		1.45%
8	Lehman Brothers	436,723		1.35%
9	Wachovia	418,782		1.29%
10	Washington Group International	365,245		1.13%
11	Deutsche Bank Trust	346,617		1.07%
12	Kirkland & Ellis	344,540	(1)	1.06%
13	Orbital Sciences Corporation	337,228		1.04%
14	T. Rowe Price Associates, Inc.	334,404		1.03%
15	Northrop Grumman	326,385		1.01%
16	Ann Taylor	319,095		0.98%
17	O’ Melveny & Myers	318,620		0.98%
18	Hunton & Williams	305,837		0.94%
19	Akin Gump Strauss Hauer & Feld	302,653		0.93%
20	Bingham McCutchen	267,905		0.83%
	Total % of Portfolio Square Feet			32.53%
	Total % of Portfolio Revenue			35.32	%(2)

(1)	Includes 162,165 square feet (or 0.50% of the portfolio) from a property in which we own a 51% joint venture interest.
(2)	Includes $6.4 million (or 0.6% of revenue) from a property in which we own a 51% joint venture interest.

Lease Expirations

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized (1) Contractual Rent Under Expiring Leases	Current Annualized (1) Contractual Rent Under Expiring Leases p.s.f.		Annualized (1) Contractual Rent Under Expiring Leases With Future Step-ups		Annualized (1) Contractual Rent Under Expiring Leases With Future Step-ups p.s.f.	Percentage of Total Square Feet
2005	1,643,929	$62,251,442	$37.87	(2)	$62,013,997	(2)	$37.72	5.1%
2006	2,283,641	93,982,501	41.15		94,109,147		41.21	7.0%
2007	2,432,393	89,724,528	36.89		91,106,851		37.46	7.5%
2008	1,698,255	71,998,776	42.40		74,042,289		43.60	5.2%
2009	2,838,412	108,207,125	38.12		115,744,124		40.78	8.8%
2010	1,933,213	81,164,557	41.98		87,977,232		45.51	6.0%
2011	2,677,827	113,362,437	42.33		125,517,241		46.87	8.3%
2012	2,616,101	118,973,619	45.48		128,655,748		49.18	8.1%
2013	863,077	31,667,601	36.69		35,112,651		40.68	2.7%
2014	2,208,252	75,453,893	34.17		84,231,691		38.14	6.8%
Thereafter	8,917,631	423,742,700	47.52		506,206,051		56.76	27.5%

(1)	Represents the monthly contractual rent under existing leases as of December 31, 2004 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.
(2)	Includes $2.1 million of contractual rent from The Prudential Center retail kiosks and carts.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) There is no established public trading market for the common units. On March 4, 2005, there were approximately 213 holders of record and 131,903,466 common units outstanding, 110,374,075 of which were owned by Boston Properties, Inc. The following table sets forth the quarterly distributions per common unit for the periods presented.

Quarter Ended	Distributions
December 31, 2004	$.65	(1)
September 30, 2004	.65
June 30, 2004	.65
March 31, 2004	.63
December 31, 2003	.63
September 30, 2003	.63
June 30, 2003	.63
March 31, 2003	.61

(1)	Paid on January 31, 2005 to unitholders of record on December 31, 2004.

In order to maintain Boston Properties, Inc.’s qualification as a REIT, it must make annual distributions to its stockholders of at least 90% of its taxable income (not including net capital gains). Boston Properties, Inc. has adopted a policy of paying regular quarterly dividends on its common stock, and we have adopted a policy of paying regular quarterly distributions on our common units. Cash distributions have been paid on Boston Properties, Inc.’s common stock and our common units since the initial public offering of Boston Properties, Inc. Distributions are declared at the discretion of the Board of Directors of Boston Properties, Inc. and depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors the Boston Properties, Inc.’s Board of Directors may consider relevant.

Each time Boston Properties, Inc. issues shares of common stock (other than in exchange for common units upon exercise by limited partners of their redemption right) it contributes the proceeds of such issuance to us in return for a number of common units equal to the number of shares of common stock issued. During the period commencing on October 1, 2004 and ending on December 31, 2004, in connection with issuances of common stock by Boston Properties, Inc., (other than in exchange for common units upon exercise by limited partners of their redemption right) we issued an aggregate of 1,132,657 common units to Boston Properties, Inc. These common units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

(b) None.

(c) None.

Item 6.    Selected Financial Data

The following table sets forth our selected financial and operating data on a historical basis, which has been revised for the reclassification of (1) losses from early extinguishments of debt in accordance with SFAS No. 145, (2) the disposition of qualifying properties during 2004, 2003 and 2002 which have been reclassified as discontinued operations, for the periods presented, in accordance with SFAS No. 144 and (3) the restatement of earnings per share to include the effects of participating securities in accordance with EITF 03-6. Refer to Notes 15, 16 and 21 of the Consolidated Financial Statements. The following data should be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

Our historical operating results may not be comparable to our future operating results.

	For the year ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per unit data)
Statement of Operations Information:
Total revenue	$1,400,465	$1,299,709	$1,174,004	$975,279	$833,570

Expenses:
Rental operating	419,022	397,309	364,926	311,133	261,769
Hotel operating	55,724	52,250	31,086	—	—
General and administrative	53,636	45,359	47,292	38,312	35,659
Interest	306,170	299,436	263,067	211,391	204,900
Depreciation and amortization	250,531	207,390	177,363	141,957	126,271
Net derivative losses	—	1,038	11,874	26,488	—
Losses from early extinguishments of debt	6,258	1,474	2,386	—	433
Losses on investments in securities	—	—	4,297	6,500	—

Income before income from unconsolidated joint ventures and minority interests in property partnerships	309,124	295,453	271,713	239,498	204,538
Income from unconsolidated joint ventures	3,380	6,016	7,954	4,186	1,758
Minority interests in property partnerships	4,685	1,827	2,408	1,409	(650)

Income before gain (loss) on sales of real estate	317,189	303,296	282,075	245,093	205,646
Gain (loss) on sales of real estate	9,822	70,627	228,873	8,078	(313)
Gain on sales of land held for development	—	—	4,431	3,160	—

Income before discontinued operations	327,011	373,923	515,379	256,331	205,333
Discontinued operations	34,922	99,378	55,579	36,010	23,526

Income before cumulative effect of a change in accounting principle	361,933	473,301	570,958	292,341	228,859
Cumulative effect of a change in accounting principle	—	—	—	(8,432)	—

Income before preferred distributions and allocation of undistributed earnings	361,933	473,301	570,958	283,909	228,859
Preferred distributions and allocation of undistributed earnings	(17,133)	(31,165)	(50,262)	(36,026)	(32,994)

Net income available to common unitholders	$344,800	$442,136	$520,696	$247,883	$195,865

Basic earnings per common unit:
Income available to common unitholders before discontinued operations and cumulative effect of a change in accounting principle	$2.42	$2.90	$4.09	$1.99	$1.80
Discontinued operations	0.27	0.84	0.49	0.32	0.25
Cumulative effect of a change in accounting principle	—	—	—	(0.07)	—

Net income available to common unitholders	$2.69	$3.74	$4.58	$2.24	$2.05

Weighted average number of common units outstanding	128,313	118,087	113,617	110,803	95,532

Diluted earnings per common unit:
Income available to common unitholders before discontinued operations and cumulative effect of a change in accounting principle	$2.37	$2.86	$4.05	$1.95	$1.78
Discontinued operations	0.27	0.83	0.48	0.32	0.24
Cumulative effect of a change in accounting principle	—	—	—	(0.07)	—

Net income available to common unitholders	$2.64	$3.69	$4.53	$2.20	$2.02

Weighted average number of common and common equivalent units outstanding	130,617	119,673	115,084	113,001	96,849

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet information:
Real estate, gross	$9,171,944	$8,919,234	$8,608,052	$7,423,979	$6,112,779
Real estate, net	8,032,166	7,919,665	7,785,919	6,704,125	5,526,060
Cash	239,344	22,686	55,275	98,067	280,957
Total assets	8,947,536	8,488,940	8,365,344	7,219,583	6,226,470
Total indebtedness	5,011,814	5,004,720	5,147,220	4,314,942	3,414,891
Minority interests in property partnerships	26,912	27,627	29,882	34,428	—
Redeemable partnership units	1,751,225	1,419,360	1,105,561	1,287,866	1,631,595
Partners’ capital	1,828,572	1,721,149	1,806,869	1,342,592	993,847

	For the year ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per unit data)
Other Information:
Funds from operations (1)	$553,829	$501,137	$466,899	$397,934	$330,868
Funds from operations, as adjusted (1)	553,829	502,175	487,293	415,902	330,868
Distributions per common unit	2.58	2.50	2.41	2.27	2.04
Cash flow provided by operating activities	429,506	488,275	437,380	419,403	329,474
Cash flow provided by (used in) investing activities	(171,014)	97,496	(1,017,283)	(1,303,622)	(563,173)
Cash flow provided by (used in) financing activities	(41,834)	(618,360)	537,111	701,329	502,621
Total square feet at end of year	44,117	43,894	42,411	40,718	37,926
Percentage leased at end of year	92.1%	92.1%	93.9%	95.3%	98.9%

(1)	Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate Funds from Operations, or “FFO,” by adjusting net income (loss) available to common unitholders (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures. FFO is a non-GAAP financial measure. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies.

Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO after specific and defined supplemental adjustments, including (1) gains or losses on derivative instruments, consisting of changes in fair value and periodic cash settlements that do not qualify for hedge accounting pursuant to the provisions of SFAS No. 133 (“non-qualifying derivative contracts”) and (2) the effects of an early lease surrender. As the impact of the non-qualifying derivative contracts and early lease surrender adjustments did not extend beyond the year ended December 31, 2003, FFO as adjusted for the year ended December 31, 2004 is the same as FFO computed in accordance with the NAREIT definition.

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

The adjustments for early lease surrender resulted from a unique lease transaction related to the surrender of space by a tenant that was accounted for as a termination for GAAP purposes and recorded in income at the time the space was surrendered. However, we continued to collect payments monthly after the surrender of space through the month of July 2002, the date on which the terminated lease would otherwise have expired under its original terms. Management presents FFO after the early surrender lease adjustment because economically this transaction impacted periods subsequent to the time the space was surrendered by the tenant and, therefore, recording the entire amount of the lease termination payment in a single period made FFO less useful as an indicator of operating performance. Although these adjustments are attributable to a single lease, the transaction impacted multiple reporting periods and resulted in adjustments for the years ended December 31, 2002 and 2001.

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

Although our FFO as adjusted clearly differs from NAREIT’s definition of FFO, as well as that of other REITs and real estate companies, we believe it provides a meaningful supplemental measure of our operating performance because we believe that, by excluding the effects of the non-qualifying derivative contracts and the early lease surrender, management and investors are presented with an indicator of our operating performance that more closely achieves the objectives of the real estate industry in presenting FFO. Additionally, we believe the nature of these adjustments is non-recurring because there were not similar events during the two preceding years, and the events were not reasonably likely to recur and did not, in fact, recur within the succeeding two years. Neither FFO nor FFO as adjusted should be considered as alternatives to net income (determined in accordance with GAAP) as an indication of our performance.

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

A reconciliation of FFO, and FFO as adjusted, to net income available to common unitholders computed in accordance with GAAP is provided under the heading of “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations.”

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Forward-Looking Statements

This Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the captions “Business and Growth Strategies,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate);

•	risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments;

•	failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully;

•	risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities);

•	risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets;

•	costs of compliance with the Americans with Disabilities Act and other similar laws;

•	potential liability for uninsured losses and environmental contamination;

•	risks associated with Boston Properties, Inc.’s potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and possible adverse changes in tax and environmental laws;

•	risks associated with our dependence on key personnel whose continued service is not guaranteed; and

•	the other risk factors identified in this Form 10-K, including those described under the caption “Risk Factors.”

The risks included here are not exhaustive. Other sections of this report, including “Part I, Item I-Business- Risk Factors,” include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise.

Overview

Boston Properties Limited Partnership is the entity through which Boston Properties, Inc. conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Our properties are concentrated in four core markets—Boston, midtown Manhattan, Washington, D.C. and San Francisco. We generate revenue and cash primarily by leasing our Class A office space to our tenants. Factors we consider when we lease space include creditworthiness of the tenant, the length of the lease, the rental rate to be paid, costs of tenant improvements, operating costs and real estate taxes, vacancy, current and anticipated future demand for office space and general economic factors.

Improvement in our industry’s performance is generally predicated on a sustained pattern of job growth. Office market conditions, generally viewed as having bottomed out in 2003, showed further improvement during 2004 in midtown Manhattan, Washington, D.C. and Princeton, New Jersey. In Boston and San Francisco, our two other markets, we are cautiously optimistic that we are seeing the beginning of a recovery in job growth that will generate additional demand for office space. Even in those markets where tenants are expanding, however, landlord pricing power is still constrained by the number of competitive alternatives available. In this climate, we believe our corporate strategy of owning and developing high-quality office buildings concentrated in strong, supply-constrained markets and emphasizing long-term leases to creditworthy tenants has allowed us to perform well relative to our peers in difficult markets and even better in favorable markets. In addition, we believe our financial strategy of matching long-term fixed-rate debt with our long-term leases insulates us from rising interest costs and, accordingly, we have fixed the interest rate on 91% of our outstanding debt.

During 2004, our strategy enabled us to complete more than six million square feet of leasing while managing transactions costs and non-recurring capital expenses. In addition, we commenced construction on

$286.8 million of new developments which we expect will be placed into service during 2006 and 2007. Other highlights of our 2004 activity include the following.

•	We completed the construction of two development projects, the 1,234,218 square-foot Times Square Tower building in New York City, New York and the 257,400 square-foot New Dominion Technology Park, Building Two building in Fairfax County, Virginia. Times Square Tower and New Dominion Technology Park, Building Two are currently 87.8% and 100.0% leased, respectively.

•	We leveraged our strong relationships to acquire $97.2 million of interests in real estate assets in the Washington, D.C. area, and we acquired our partner’s interest in a joint venture in the Boston suburbs for $21.6 million in cash and the assumption of our partner’s share of the mortgage debt on the properties of approximately $41.6 million.

•	We sold eighteen properties totaling 767,000 square feet and three land parcels for sale prices totaling $117 million.

•	On March 3, 2004, Boston Properties, Inc. completed a public offering of 5,700,000 shares of its common stock at a price to the public of $51.40 per share. The proceeds from this public offering, net of underwriters’ discount and offering costs, totaled approximately $291.1 million and were contributed to us in exchange for 5,700,000 common units. We used the proceeds from this offering to repay approximately $110.3 million in mortgage indebtedness related to three properties, together with prepayment penalties totaling approximately $6.3 million, as well as to acquire the remaining interest in one of our joint ventures for approximately $21.6 million.

•	We formed the Value-Added Fund, which is a strategic partnership with two institutional investors, to pursue the acquisition of assets within our existing markets that have deficiencies in property characteristics which provide an opportunity to create value through repositioning, refurbishment or renovation.

Looking ahead, we believe 2005 will follow a pattern similar to that of 2004, with office rental markets continuing to strengthen, but with improvement coming gradually. We expect allocators of capital to continue to place a premium on high-quality, well located office buildings resulting in lower capitalization rates and higher prices per square foot. As an owner of these types of assets, we are pleased with higher valuations and intend to sell non-core properties to realize some of this value. However, these conditions also make it more difficult to acquire assets at what we believe to be attractive rates of return.

We will continue to be patient as markets recover, demand grows and development proceeds on the significant pre-lease projects underway and stand ready to aggressively capitalize on opportunities with our well-positioned balance sheet where we can use our competitive edge to enhance performance.

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

Real Estate

Upon acquisitions of real estate, we assess the fair value of acquired tangible and intangible assets, including land, buildings, tenant improvements, “above-” and “below-market” leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and allocate the purchase price to the acquired assets and assumed liabilities, including land at appraised value and buildings at replacement cost. We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also consider an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals. Based on our acquisitions to date, our allocation to customer relationship intangible assets has been immaterial.

We record acquired “above-” and “below- market” leases at their fair value (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.

Real estate is stated at depreciated cost. The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, internal wages, property taxes, insurance, and other project costs incurred during the period of development.

Management reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates an impairment in value. An impairment loss is recognized if the carrying amount of its assets is not recoverable and exceeds its fair value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be “long-lived assets to be held and used” as defined by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) are considered on an undiscounted basis to determine whether an asset has been impaired, our established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date.

SFAS No. 144, which was adopted on January 1, 2002, requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets.

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgement. Our capitalization policy on development properties is guided by SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction.

Investments in Unconsolidated Joint Ventures

Except for ownership interests in variable interest entities, we account for our investments in joint ventures under the equity method of accounting because we exercise significant influence over, but do not control, these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over 40 years or the term of the agreement, if shorter. Under the equity method of accounting, our net equity is reflected within the Consolidated Balance Sheets, and our share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses, however, our recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. For ownership interests in variable interest entities, we consolidate those in which we are the primary beneficiary.

Revenue Recognition

Base rental revenue is reported on a straight-line basis over the terms of our respective leases. In accordance with SFAS No. 141, we recognize rental revenue of acquired in-place “above-” and “below-market” leases at their fair values over the terms of the respective leases. Accrued rental income represents rental income recognized in excess of rent payments actually received pursuant to the terms of the individual lease agreements.

Our leasing strategy is generally to secure financially stable tenants that meet our underwriting guidelines. Furthermore, following the initiation of a lease, we continue to actively monitor the tenant’s creditworthiness to ensure that all tenant related assets are recorded at their realizable value.

When assessing tenant credit quality, we:

•	review relevant financial information, including:

•	financial ratios;

•	net worth;

•	debt to market capitalization; and

•	liquidity

•	evaluate the depth and experience of the tenant’s management team

•	perform an analysis of the tenant’s industry

As a result of the underwriting process, tenants are then categorized into one of three categories:

•	low risk tenants

•	the tenant’s credit is such that we require collateral

•	require security deposit; and

•	reduce upfront tenant improvement investment

•	tenant’s credit is below our acceptable parameters.

We maintain a rigorous process of monitoring the credit quality of our tenant base. We provide an allowance for doubtful accounts arising from estimated losses that could result from the tenant’s inability to make required current rent payments and an allowance against accrued rental income for future potential loses that we deem to be unrecoverable over the term of the lease.

Tenant receivables are assigned a credit rating of 1-4 with a rating of 1 representing the highest possible rating with no allowance recorded and a rating of 4 representing the lowest credit rating, recording a full reserve against the receivable balance. Among the factors considered in determining the credit rating include:

•	payment history;

•	credit status and change in status (credit ratings for public companies are used as a primary metric);

•	change in tenant space needs (i.e., expansion/downsize);

•	tenant financial performance; and

•	industry or geographical specific credit considerations.

If our estimates of collectibility differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases was approximately 7.6 years as of December 31, 2004. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and continual monitoring of our portfolio to identify potential problem tenants.

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

Depreciation and Amortization

We compute depreciation and amortization on our properties using the straight-line method based on estimated useful asset lives. In accordance with SFAS No. 141, we allocate the acquisition cost of real estate to land, building, tenant improvements, acquired “above-” and “below-market” leases, origination costs and acquired in-place leases based on an assessment of their fair value and depreciate or amortize these assets over their useful lives. The amortization of acquired “above-” and “below-market” leases and acquired in-place leases is recorded as an adjustment to revenue and depreciation and amortization, respectively, in the Consolidated Statements of Operations.

Fair Value of Financial Instruments

For purposes of disclosure, we calculate the fair value of our mortgage debt notes payable and unsecured senior notes. We discount the spread between the future contractual interest payments and future interest payments on our mortgage debt and unsecured notes based on a current market rate. In determining the current market rate, we add our estimate of a market spread to the quoted yields on federal government treasury securities with similar maturity dates to our own debt. Because our valuations of our financial instruments are based on these types of estimates, the fair value of our financial instruments may change if our estimates do not prove to be accurate.

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002.

Commencing during the third quarter of 2002, we began reporting on a consolidated basis the gross operating revenues and expenses associated with the ownership of our hotels through our taxable REIT subsidiary, whereas we had previously only reported net lease payments and real estate taxes. As a result, the reporting of the hotel operations for the year ended December 31, 2003 is not directly comparable to the year ended 2002.

At December 31, 2004 and 2003, we owned or had interests in a portfolio of 125 and 140 properties, respectively (the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data are comparable. Therefore, the comparison of operating results for the year ended 2004 and 2003 show separately changes attributable to the properties that were owned by us throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the Total Property Portfolio.

In our analysis of operating results, particularly to make comparisons of net operating income between periods meaningful, it is important to provide information for properties that were in-service and owned by us throughout each period presented. We refer to properties acquired or placed in-service prior to the beginning of the earliest period presented and owned by us through the end of the latest period presented as our Same Property Portfolio. The Same Property Portfolio therefore excludes properties placed in-service acquired or repositioned after the beginning of the earliest period presented or disposed of prior to the end of the latest period presented.

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income available to common unitholders, the most directly comparable GAAP financial measure, plus net derivative losses, depreciation and amortization, interest expense, general and administrative expense, losses from early extinguishments of debt, losses on investments in securities and preferred distributions and allocation of undistributed earnings, less gains on sales of real estate from discontinued operations, income from discontinued operations, gains on sales of real estate and land held for development, income from unconsolidated joint ventures, minority interest in property partnerships, interest and other income and development and management services income. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 112 properties, including three hotels and three properties in which we have joint venture interests, acquired or placed in service on or prior to January 1, 2003 and owned by us through December 31, 2004. The Total Property Portfolio includes the effect of the other properties either, placed in-service, acquired or repositioned after January 1, 2003 or disposed of on or prior to December 31, 2004. This table includes a reconciliation from Same Property Portfolio to Total Property Portfolio by also providing information for the properties which were sold, acquired, placed in-service or repositioned for the years ended December 31, 2004 and 2003. Our net property operating margins, which are defined as rental revenue less operating expenses, exclusive of the three hotel properties, for the year ended December 31, 2004 and 2003, were 69.1% and 69.5%, respectively.

	Same Property Portfolio				Properties Sold		Properties Acquired		Properties Placed In-Service		Properties Repositioned		Total Property Portfolio
(dollars in thousands)	2004	2003	Increase/ (Decrease)	% Change	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$1,146,166	$1,147,870	$(1,704)	(0.15)%	$138	$4,532	$77,893	$24,796	$50,735	$9,455	$14,369	$16,457	$1,289,301	$1,203,110	$86,191	7.16%
Termination Income	3,724	6,136	(2,412)	(39.31)%	—	—	267	—	—	—	—	—	3,991	6,136	(2,145)	(34.96)%

Total Rental Revenue	1,149,890	1,154,006	(4,116)	(0.36)%	138	4,532	78,160	24,796	50,735	9,455	14,369	16,457	1,293,292	1,209,246	84,046	6.95%

Operating Expenses	390,097	384,574	5,523	1.44%	39	1,222	17,416	5,078	7,199	2,230	4,271	4,205	419,022	397,309	21,713	5.47%

Net Operating Income, excluding hotels	759,793	769,432	(9,639)	(1.26)%	99	3,310	60,744	19,718	43,536	7,225	10,098	12,252	874,270	811,937	62,333	7.68%

Hotel Net Operating Income	20,618	17,833	2,785	15.62%	—	—	—	—	—	—	—	—	20,618	17,833	2,785	15.62%

Consolidated Net Operating Income(1)	780,411	787,265	(6,854)	(0.87)%	99	3,310	60,744	19,718	43,536	7,225	10,098	12,252	894,888	829,770	65,118	7.85%

Other Revenue:
Development and Management services	—	—	—	—	—	—	—	—	—	—	—	—	20,464	17,347	3,117	17.97%
Interest and Other	—	—	—	—	—	—	—	—	—	—	—	—	10,367	3,033	7,334	241.81%

Total Other Revenue	—	—	—	—	—	—	—	—	—	—	—	—	30,831	20,380	10,451	51.28%
Other Expenses:
General and administrative	—	—	—	—	—	—	—	—	—	—	—	—	53,636	45,359	8,277	18.25%
Interest	—	—	—	—	—	—	—	—	—	—	—	—	306,170	299,436	6,734	2.25%
Depreciation and amortization	215,277	196,055	19,222	9.81%	22	518	18,947	6,452	11,215	2,506	5,070	1,859	250,531	207,390	43,141	20.81%
Net derivative losses	—	—	—	—	—	—	—	—	—	—	—	—	—	1,038	(1,038)	(100.00)%
Losses from early extinguishments of debt	—	—	—	—	—	—	—	—	—	—	—	—	6,258	1,474	4,784	324.56%

Total Other Expenses	215,277	196,055	19,222	9.81%	22	518	18,947	6,452	11,215	2,506	5,070	1,859	616,595	554,697	61,898	11.16%

Income before minority interests in property partnerships	565,134	591,210	(26,076)	(4.41)%	77	2,792	41,797	13,266	32,321	4,719	5,028	10,393	309,124	295,453	13,671	4.63%
Income from unconsolidated joint ventures	3,054	1,903	1,151	60.48%	304	4,113	(33)	—	55	—	—	—	3,380	6,016	(2,636)	(43.82)%
Income from discontinued operations	—	—	—	—	1,495	7,436	—	—	—	—	—	—	1,495	7,436	(5,941)	(79.90)%
Minority interests in property partnerships													4,685	1,827	2,858	156.43%
Gains on sales of real estate													9,822	70,627	(60,805)	(86.10)%
Gains on sales of real estate from discontinued operations													33,427	91,942	(58,515)	(63.65)%
Preferred distribution and allocation of undistributed earnings													(17,133)	(31,165)	14,032	45.03%

Net Income available to common unitholders													$344,800	$442,136	$(97,336)	(22.02)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 65.

Rental Revenue

The increase in rental revenue of $86.2 million in the Total Property Portfolio primarily relates to the purchase of the remaining interests in One and Two Discovery Square as of April 1, 2003, the remaining interests in One and Two Freedom Square as of August 5, 2003, 1333 New Hampshire Avenue on October 8, 2003 and 140 Kendrick Street as of March 24, 2004, as well as the acquisition of 1330 Connecticut Avenue on April 1, 2004. These additions to the portfolio increased revenue by approximately $53.1 million, as detailed below:

		Revenue for the year ended
Property	Date Acquired	2004	2003	Change
		(in thousands)
One and Two Discovery Square	April 1, 2003	$13,131	$9,541	$3,590
One and Two Freedom Square	August 5, 2003	29,938	11,731	18,207
1333 New Hampshire Avenue	October 8, 2003	15,480	3,524	11,956
140 Kendrick Street	March 24, 2004	8,474	—	8,474
1330 Connecticut Avenue	April 1, 2004	10,870	—	10,870

Total		$77,893	$24,796	$53,097

In addition, the placing into service of Times Square Tower and New Dominion Technology Park, Building Two during the third quarter of 2004, as well as Shaws Supermarket and Waltham Weston Corporate Center during 2003, increased revenue by approximately $41.3 million for the year ended December 31, 2004, as detailed below:

	Date Placed in Service	Revenue for the year ended
Property		2004	2003	Change
		(in thousands)
Times Square Tower	3rd Quarter 2004	$36,470	$2,463	$34,007
Waltham Weston Corporate Center	1st Quarter 2003	6,599	4,613	1,986
Shaws Supermarket	2nd Quarter 2003	3,263	2,379	884
New Dominion Technology Park, Building Two	3rd Quarter 2004	4,403	—	4,403

Total		$50,735	$9,455	$41,280

The aggregate increase in rental revenue was offset by a decrease of approximately $4.4 million due to the sale of 2300 N Street during 2003 and Hilltop Office Center during 2004, both of which have not been classified as discontinued operations due to our continued involvement in the management of the properties. The decrease in the remaining Same Property Portfolio reflects a decrease in straight-line rents of $7.6 million, which was partially offset by an increase in rental revenue, including operating income, parking and other income, of approximately $5.9 million for the year ended December 31, 2004. We anticipate that we will experience a roll down of approximately 15% to 20% in rents in 2005 on our expiring leases which will be partially offset by increased occupancy and greater contributions from newly delivered buildings such as Times Square Tower and New Dominion Technology Park, Building Two.

In September 2004, we commenced the redevelopment of our Capital Gallery property in Washington, D.C. Capital Gallery is a Class A office property totaling approximately 397,000 square feet. The project entails removing a three-story low-rise section of the property comprised of 100,000 square feet from in-service status and developing it into a 10-story office building resulting in a total complex size of approximately 610,000 square feet upon completion. The classification of this property is included in Properties Repositioned for the year ended December 31, 2004. Rental revenue has decreased for the year ended December 31, 2004 due to taking the three-story low rise out of service in September 2004.

Termination Income

Termination income for the year ended December 31, 2004 was related to twenty tenants across the portfolio that terminated their leases and made termination payments totaling approximately $4.0 million. This compared to termination income earned for the year ended December 31, 2003 related to nineteen tenants totaling $6.1 million. We have experienced a reduction in the number of tenants having trouble paying rent and bankruptcy issues. In addition, fewer tenants have been making efforts to terminate or restructure their leases in order to provide them with financial relief.

Interest and Other Income

Interest and other income increased by $7.3 million for the year ended December 31, 2004. In the first quarter of 2004 we recognized a net amount of approximately $7.0 million in connection with the termination by a third party of an agreement to enter into a ground lease with us. At the end of the fourth quarter of 2004, we had a cash balance of approximately $239.3 million which also contributed to higher interest earnings. To the extent we do not use our cash balance to acquire properties, fund new developments, or reduce outstanding indebtedness, we anticipate interest income to increase slightly based on anticipated increases in interest rates.

Operating Expenses

Property operating expenses in the Total Property Portfolio (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) increased by $21.7 million. Same Property Portfolio real estate tax expense increased approximately $7.4 million for the year end due to increased real estate tax assessments, specifically in New York City. This increase was offset by a decrease of approximately $2.3 million across the portfolio in repairs and maintenance expenses for the year end as well as increases in other expenses of approximately $0.5 million, resulting in a net increase to Same Property Portfolio operating expenses of approximately $5.5 million.

Approximately $12.3 million of the increase in Total Property Portfolio operating expenses primarily relates to the additions of One and Two Discovery Square, One and Two Freedom Square, 1333 New Hampshire Avenue, 140 Kendrick Street and 1330 Connecticut Avenue, as detailed below:

		Operating Expenses for the year ended
Property	Date Acquired	2004	2003	Change
		(in thousands)
One and Two Discovery Square	April 1, 2003	$2,775	$1,939	$836
One and Two Freedom Square	August 5, 2003	6,901	2,499	4,402
1333 New Hampshire Avenue	October 8, 2003	3,541	640	2,901
140 Kendrick Street	March 24, 2004	1,213	—	1,213
1330 Connecticut Avenue	April 1, 2004	2,986	—	2,986

Total		$17,416	$5,078	$12,338

In addition, the placing into service of Times Square Tower and New Dominion Technology Park, Building Two during the third quarter of 2004, as well as Shaws Supermarket and Waltham Weston Corporate Center during 2003, increased operating expenses by approximately $5.0 million, as detailed below:

	Date Placed in Service	Operating Expenses for the year ended
Property		2004	2003	Change
		(in thousands)
Times Square Tower	3rd Quarter 2004	$4,054	$—	$4,054
Waltham Weston Corporate Center	1st Quarter 2003	2,360	2,022	338
Shaws Supermarket	2nd Quarter 2003	364	208	156
New Dominion Technology Park, Building Two	3rd Quarter 2004	421	—	421

Total		$7,199	$2,230	$4,969

These increases were offset by a decrease of an aggregate of $1.2 million related to the sales of 2300 N Street in 2003 and Hilltop Office Center in 2004, both of which have not been classified as discontinued operations due to our continued involvement in the management of the properties. Our Capital Gallery property in Washington, D.C. has been classified as Properties Repositioned for the year ended December 31, 2004.

Hotel Net Operating Income

Net operating income for the hotel properties increased by approximately $2.8 million, or approximately 15.62%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. On a year to year comparison, the hotels showed improvement and we expect this improvement to continue into 2005.

The following reflects our occupancy and rate information for the three hotel properties for the year ended December 31, 2004 and 2003:

	2004	2003	Increase
Occupancy	80.6%	77.3%	4.3%
Average daily rate	$175.32	$166.40	5.4%
Revenue per available room, REVPAR	$141.69	$128.78	10.0%

Development and Management Services

Our third-party fee income increased approximately $3.1 million for the year ended 2004 compared to 2003. Our third-party fees in Washington, D.C. with National Institute of Health and in New York at 90 Church Street collectively increased development and management services by $1.6 million for the year ended December 31, 2004. The completion of these projects along with the winding down of other projects is expected to result in a decrease of approximately $10.0 million of third-party management income in 2005. We will continue to pursue new fee services during 2005 and in future years; however, 2005 will be focused on our increased pipeline of development projects which we commenced in 2004. Our management fees increased approximately $1.5 million for the year ended December 31, 2004 compared to 2003.

Other Expenses

General and Administrative

General and administrative expenses in the Total Property Portfolio increased for the year ended December 31, 2004 as compared to the year ended December 31, 2003 by $8.3 million, or 18.25%. An aggregate of approximately $1.8 million of the increase is attributable to changes in the form of long-term equity-based compensation, as further described below. During the fourth quarter we exercised our right to terminate the purchase agreement to acquire the 21-acre site on the Boston waterfront known as Fan Pier. In conjunction with the termination, we recognized approximately $1.1 million of general and administrative expense consisting of our share of the forfeited deposit of $0.8 million and approximately $0.3 million of related due diligence costs. In addition, we recognized an expense of $0.75 million representing our payment to Alan B. Landis in connection with the amendment to the development agreement, as further detailed in Note 23 to the Consolidated Financial Statements. Other major increases during 2004 included the following: (1) increases in state taxes based on income and net worth of approximately $1.2 million; (2) increases of approximately $0.8 million in fees related to professional fees in connection with the Sarbanes-Oxley Act as well as increased responsibilities of the Board of Directors of our general partner; and (3) an increase of approximately $2.3 million related to bonus and salaries for the year ended December 31, 2004.

In 2003, Boston Properties, Inc. issued restricted stock and/or LTIP Units, as opposed to granting stock options and restricted stock, under the 1997 Stock Option and Incentive Plan as its primary vehicle for employee equity compensation. An LTIP unit is generally the economic equivalent of a share of Boston Properies, Inc.’s restricted stock. Employees vest in restricted stock and LTIP Units over a five-year term (0%, 0%, 25%, 35%, and 40%). Restricted stock and LTIP Units are measured at fair market value on the date of grant based on the number of shares or units granted and the closing price of Boston Properties, Inc.’s common stock on the date of grant as reported on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. To the extent restricted stock or LTIP Units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “Stock-based compensation.” Stock-based compensation expense associated with restricted stock was approximately $4.0 million for the year ended December 31, 2004. Stock-based compensation expense associated with $6.1 million of restricted stock that was granted in January 2003 will generally be expensed ratably as such restricted stock vests over a five-year vesting period. Stock-based compensation associated with approximately $9.7 million granted in January 2004 and approximately $12.5 million granted in January 2005 of restricted stock and LTIP units will also be incurred ratably as such restricted stock and LTIP Units vest. To the extent Boston Properties, Inc. continues to grant restricted stock and LTIP awards, our expenses will continue to increase significantly until 2008 even if there are no future increases in the aggregate value of restricted equity granted each year. This is because we expense the value of the restricted stock and LTIP awards ratably over the five-year vesting period and a full run-rate will not be achieved until 2008.

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $6.7 million. The majority of the increase is due to the cessation of interest capitalization at Times Square Tower and New Dominion Technology Park, Building Two, as well as the acquisition of 140 Kendrick Street and 1330 Connecticut Avenue, which were offset by the repayment of outstanding mortgage debt on One and Two Reston Overlook, as well as the Lockheed Martin building and NIMA building in the beginning of 2004. Our floating rate debt now consists entirely of our refinanced construction loan on Times Square Tower. The following summarizes our outstanding debt as of December 31, 2004 compared with 2003.

	December 31,
	2004	2003
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$4,588,024	$4,566,188
Variable rate	423,790	438,532

Total	$5,011,814	$5,004,720

Percent of total debt:
Fixed rate	91.54%	91.24%
Variable rate	8.46%	8.76%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	6.66%	6.67%
Variable rate	3.36%	2.87%

Total	6.38%	6.33%

Depreciation and Amortization

Depreciation and amortization expense for the Total Portfolio increased as a result of the acquisitions of One and Two Discovery Square, One and Two Freedom Square, 1333 New Hampshire Avenue, 140 Kendrick Street and 1330 Connecticut Avenue as well as the properties placed in service during 2003 and 2004. These additions to the portfolio increased depreciation and amortization expense by approximately $21.2 million, as detailed below:

	Acquired/Placed in Service	Depreciation for the year ended
Property		2004	2003	Change
		(in thousands)
One and Two Freedom Square	Acquired	$7,435	$3,004	$4,431
Times Square Tower	Placed in-service	7,067	—	7,067
1333 New Hampshire Avenue	Acquired	4,287	1,139	3,148
One and Two Discovery Square	Acquired	3,364	2,309	1,055
Waltham Weston Corporate Center	Placed in-service	2,549	2,152	397
1330 Connecticut Avenue	Acquired	2,292	—	2,292
140 Kendrick Street	Acquired	1,569	—	1,569
Shaws Supermarket	Placed in-service	542	354	188
New Dominion Technology Park, Building Two	Placed in-service	1,057	—	1,057

Total Additions		$30,162	$8,958	$21,204

In September 2004, we commenced the redevelopment of our Capital Gallery property in Washington, D.C. which is classified as Properties Repositioned for the year ended December 31, 2004. In connection with the redevelopment project, we recognized an accelerated depreciation charge of approximately $2.6 million, which represents the net book value of the portion of the three-story, low-rise portion of the building which will be redeveloped.

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the year ended December 31, 2004 and 2003 were $5.9 million and $5.0 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the year ended December 31, 2004 and 2003 was $10.8 million and $19.2 million, respectively. These costs are not included in the interest expense referenced above. During the third quarter of 2004, we placed the development projects comprised of Times Square Tower and New Dominion Technology Park, Building Two into service and ceased capitalizing interest in accordance with our capitalization policy.

Net Derivative Losses

Net derivative losses for the Total Property Portfolio represent the adjustments to fair value and cash settlements of our derivative contract that are not effective for accounting purposes. The fair value of our derivative contract, which was $1.2 million at December 31, 2004, is included within our consolidated balance sheets. As a result of to the expiration of this derivative contract in February 2005, we will have no further earnings volatility on the remaining derivative contract. See Part II—Item 7A—“Quantitative and Qualitative Disclosures about Market Risk.”

Joint Ventures

The decrease in income from unconsolidated joint ventures in the Total Property Portfolio is related to purchasing the remaining interests in 140 Kendrick Street, One and Two Freedom Square and One and Two Discovery Square. 140 Kendrick Street is included in the Total Property Portfolio as of March 24, 2004. One and Two Freedom Square are included in the Total Property Portfolio as of August 5, 2003. One and Two Discovery Square are included in the Total Property Portfolio as of April 1, 2003. The reclassification of these properties caused the overall income from unconsolidated joint ventures to decrease $3.8 million, which was offset by an increase in Same Property Joint Venture income of approximately $1.2 million. Included in our share of Same Property Joint Venture income is termination income of approximately $1.8 million, of which our share is approximately $1.0 million earned in the second quarter of 2004.

Joint Ventures acquired during 2004 include 801 New Jersey Avenue and the Value-Added Fund. Included in the Value-Added Fund is approximately $0.2 million of initial organization costs which resulted in a net loss for the year ended December 31, 2004.

Other

The decrease in income from discontinued operations in the Total Property Portfolio for the year ended December 31, 2004 was a result of properties sold or designated as held for sale during the end of 2003 and beginning of 2004 which are no longer included in our operationsas of December 31, 2004. Below is a list of properties included in discontinued operations for the year ended December 31, 2004 and 2003:

Year ended December 31, 2004	Year ended December 31, 2003
Sugarland Business Park—Building One	Sugarland Business Park—Building One
204 Second Avenue	204 Second Avenue
560 Forbes Boulevard	560 Forbes Boulevard
Decoverly Two, Three, Six and Seven	Decoverly Two, Three, Six and Seven
38 Cabot Boulevard	38 Cabot Boulevard
The Arboretum	The Arboretum
430 Rozzi Place	430 Rozzi Place
Sugarland Business Park—Building Two	Sugarland Business Park—Building Two
875 Third Avenue
The Candler Building

Gains on the sales of real estate for the year ended December 31, 2004 in the Total Property Portfolio relate to the sale of Hilltop Office Center and a land parcel in Burlington, MA. Gains on sales of real estate for the year ended December 31, 2003 primarily relate to the sale of 2300 N Street. These properties are not included in discontinued operations due to our continuing involvement in the management, for a fee equivalent to market, of these properties after the sales.

Properties included in our gains on sales of real estate from discontinued operations for the year ended December 31, 2004 and 2003 in the Total Portfolio are shown below:

Year ended December 31, 2004	Date Disposed	Year ended December 31, 2003	Date Disposed
430 Rozzi Place	January 2004	The Candler Building	January 2003
Sugarland Business Park—Building Two	February 2004	875 Third Avenue	February 2003
Decoverly Two, Three, Six and Seven	April 2004
The Arboretum	April 2004
38 Cabot Boulevard	May 2004
Sugarland Business Park—Building One	August 2004
204 Second Avenue	September 2004
560 Forbes Boulevard	December 2004

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

The table below shows selected operating information for the Same Property Portfolio and the Total Portfolio. The Same Property Portfolio consists of 107 properties, including three hotels and three properties in which we have joint venture interests, acquired or placed in service on or prior to January 1, 2002 and owned by us through December 31, 2003. The Total Property Portfolio includes the effect of the other properties either placed in service or acquired after January 1, 2002 or disposed of on or prior to December 31, 2004. This table includes a reconciliation from Same Property Portfolio to Total Property Portfolio, detailing properties which were sold, acquired or placed into service for the years ended December 31, 2003 and 2002. Our net property operating margins, which are defined as rental revenue less operating expenses exclusive of the three hotel properties for the year ended December 31, 2003 and 2002, were approximately 69.5% and 69.1%, respectively.

	Same Property Portfolio				Properties Sold		Properties Acquired		Properties Placed In-Service		Total Property Portfolio
(dollars in thousands)	2003	2002	Increase/ (Decrease)	% Change	2003	2002	2003	2002	2003	2002	2003	2002		Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$911,760	$908,337	$3,423	0.38%	$4,532	$48,169	$153,829	$33,886	$132,989	$103,052	$1,203,110	$1,093,444		$109,666	10.03%
Termination Income	6,136	6,805	(669)	(9.83)%	—	15	—	—	—	—	6,136	6,820		(684)	(10.03)%

Total Rental Revenue	917,896	915,142	2,754	0.30%	4,532	48,184	153,829	33,886	132,989	103,052	1,209,246	1,100,264	(1)	108,982	9.91%

Operating Expenses	325,535	318,076	7,549	2.35%	1,222	12,300	38,272	8,384	32,280	22,980	397,309	361,740	(2)	35,569	9.83%

Net Operating Income, excluding hotels	592,361	597,066	(4,705)	(0.79)%	3,310	35,884	115,557	25,502	100,709	80,072	811,937	738,524		73,413	9.94%

Hotel Net Operating Income (3)	17,833	23,216	(5,383)	(23.19)%	—	—	—	—	—	—	17,833	23,216		(5,383)	(23.19)%

Consolidated Net Operating Income (3)	610,194	620,282	(10,088)	(1.63)%	3,310	35,884	115,557	25,502	100,709	80,072	829,770	761,740		68,030	8.93%

Other Revenue:
Development and Management Services	—	—	—	—	—	—	—	—	—	—	17,347	10,748		6,599	61.40%
Interest and other	—	—	—	—	—	—	—	—	—	—	3,033	5,504		(2,471)	(44.89)%

Total Other Revenue	—	—	—	—	—	—	—	—	—	—	20,380	16,252		4,128	25.40%
Other Expenses:
General and administrative	—	—	—	—	—	—	—	—	—	—	45,359	47,292		(1,933)	(4.09)%
Interest	—	—	—	—	—	—	—	—	—	—	299,436	263,067		36,369	13.82%
Depreciation and amortization	152,593	145,019	7,574	5.23%	518	4,813	26,120	5,202	28,159	22,329	207,390	177,363		30,027	16.93%
Net derivative losses	—	—	—	—	—	—	—	—	—	—	1,038	11,874		(10,836)	(91.26)%
Losses from early extinguishments of debt	—	—	—	—	—	—	—	—	—	—	1,474	2,386		(912)	(38.22)%
Loss on investment in securities	—	—	—	—	—	—	—	—	—	—	—	4,297		(4,297)	(100.0)%

Total Other Expenses	152,593	145,019	7,574	5.23%	518	4,813	26,120	5,202	28,159	22,329	554,697	506,279		48,418	9.57%

Income before minority interests in property partnerships	457,601	474,263	(16,662)	(3.52)%	2,792	31,071	89,437	20,300	72,550	57,743	295,453	271,713		23,740	8.74%
Income from unconsolidated joint ventures	1,901	3,111	(1,210)	(38.89)%	4,115	4,843	—	—	—	—	6,016	7,954		(1,938)	(24.37)%
Income from discontinued operations	5,081	6,665	(1,584)	(23.77)%	2,355	17,998	—	—	—	—	7,436	24,663		(17,227)	(69.85)%
Minority interests in property partnerships											1,827	2,408		(581)	(24.13)%
Gains on sales of real estate											70,627	228,873		(158,246)	(69.15)%
Gains on sales of land held for development											—	4,431		(4,431)	(100.00)%
Gains on sales of real estate from discontinued operations											91,942	30,916		61,026	197.40%
Preferred distributions and allocation of undistributed earnings											(31,165)	(50,262)		(19,097)	38.00%

Net Income available to common unitholders											$442,136	$520,696		$(78,560)	(15.09)%

(1)	Excludes Hotel Revenue of $12,702 for the years ended December 31, 2002. These amounts are included as part of Total Revenue on the Consolidated Statements of Operations and have been included as part of Hotel Net Operating Income in the table above.
(2)	Excludes Hotel Operating Expenses of $3,186 for the year ended December 31, 2002. These amounts are included as part of Hotel Operating Expenses on the Consolidated Statements of Operations and have been included as part of Hotel Net Operating Income in the table above.
(3)	See page 40 for a discussion of Hotel Net Operating Income. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 65.

Rental Revenue

The increase in rental revenue of $109.7 million in the Total Property Portfolio primarily relates to new leases signed and in place in connection with the acquisition of 399 Park Avenue in the third quarter of 2002, the purchase of the remaining interests in One and Two Discovery Square as of April 1, 2003, the purchase of the remaining interests in One and Two Freedom Square as of August 5, 2003, as well as the purchase of 1333 New Hampshire Avenue as of October 8, 2003. These additions to the portfolio increased revenue by approximately $119.9 million, as described below:

		Revenue for the year ended
Property	Date Acquired	2003	2002	Change
		(in thousands)
399 Park Avenue	September 25, 2002	$129,033	$33,886	$95,147
One and Two Discovery Square	April 1, 2003	9,541	—	9,541
One and Two Freedom Square	August 5, 2003	11,731	—	11,731
1333 New Hampshire Ave	October 8, 2003	3,524	—	3,524

Total Additions		$153,829	$33,886	$119,943

This increase was offset by a decrease of $43.6 million due to the sale of One and Two Independence Square and 2300 N Street during 2002 and 2003 as well as Hilltop Office Center during 2004, all of which have not been classified as discontinued operations due to our continuing involvement in the management of the properties. During 2002 we placed into service Five Times Square and other properties detailed below. These additions contributed approximately $29.9 million of revenue.

	Date Placed in Service	Revenue for the year ended
Property		2003	2002	Change
		(in thousands)
5 Times Square	1st Quarter 2002	$74,247	$57,807	$16,440
111 Huntington Avenue	2nd Quarter 2002	49,161	40,917	8,244
Waltham Weston Corporate Center	1st Quarter 2003	4,614	2,542	2,072
Shaws Supermarket	2nd Quarter 2003	2,379	—	2,379
Broad Run Business Park	4th Quarter 2002	1,768	1,073	695
ITT Educational Services	1st Quarter 2002	820	713	107

Total		$132,989	$103,052	$29,937

The overall increase in the remaining Same Property Portfolio reflects an increase in straight line rents of approximately $5.6 million resulting from increased free rent periods on renewals during 2003 as well as an increase in operating expense reimbursements related to higher operating expenses. These increases were partially offset by a decrease in rental revenue, including operating income, parking and other income, of approximately $2.2 million and a slight decrease in occupancy.

Termination Income

Termination income for the year ended December 31, 2003 was related to nineteen tenants across the portfolio that terminated their leases and made termination payments totaling approximately $6.1 million. This compared to termination income earned for the year ended December 31, 2002 related to twenty three tenants totaling $6.8 million.

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

Operating Expenses

Property operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Total Property Portfolio increased by $35.6 million. The additions of 399 Park Avenue, 1333 New Hampshire Avenue, One and Two Discovery Square and One and Two Freedom Square increased operating expenses by approximately $29.9 million, as described below:

		Operating Expenses for the year ended
Property	Date Acquired	2003	2002	Change
		(in thousands)
399 Park Avenue	September 25, 2002	$33,195	$8,384	$24,811
One and Two Discovery Square	April 1, 2003	1,939	—	1,939
One and Two Freedom Square	August 5, 2003	2,498	—	2,498
1333 New Hampshire Ave	October 8, 2003	640	—	640

Total Additions		$38,272	$8,384	$29,888

The increases were offset by a decrease of $11.1 million related to One and Two Independence Square and 2300 N Street which were sold during 2002 and 2003, as well as the sale of Hilltop Office Center during 2004, all of which have not been classified as discontinued operations due to our continuing involvement in the management of the properties. In addition, the continued lease-up of 111 Huntington Avenue, Five Times Square and the additional properties detailed below contributed approximately $9.3 million of operating expenses:

	Date Placed in Service	Operating Expenses for the year ended
Property		2003	2002	Change
		(in thousands)
5 Times Square	1st Quarter 2002	$13,697	$8,774	$4,923
111 Huntington Avenue	2nd Quarter 2002	15,221	12,684	2,537
Waltham Weston Corporate Center	1st Quarter 2003	2,022	1,096	926
Shaws Supermarket	2nd Quarter 2003	208	—	208
Broad Run Business Park	4th Quarter 2002	370	131	239
ITT Educational Services	1st Quarter 2002	74	54	20
611 Gateway Boulevard	3rd Quarter 2003	688	241	447

Total		$32,280	$22,980	$9,300

Property operating expenses in the Same Property Portfolio increased during the year ended December 31, 2003 primarily due to increases in real estate taxes of $6.7 million, or 5.70%, and increases in insurance of $1.4 million, or 13.33%. The increases in real estate taxes are due to higher property tax assessments and rate increases, specifically in New York, which represented $5.1 million of the increase. Increases in insurance premiums in the Same Property Portfolio and Total Portfolio are related to increases in premium rates on existing coverage as well as the increased cost to purchase coverage under the federal Terrorism Risk Insurance Act of 2002. Other decreases were mainly due to an overall decrease in occupancy from 93.9% at December 31, 2002 to 92.1% at December 31, 2003.

Hotel Net Operating Income

Net operating income for the hotel properties decreased by $5.4 million or approximately 23.2% for the year ended December 31, 2003 compared to the year ended December 31, 2002. These decreases were due to the continued downturn experienced in business travel and the tourism industry in the Boston market.

The following reflects our occupancy and rate information for the three hotel properties for the years ended December 31, 2003 and 2002:

	2003	2002	Decrease
Occupancy	77.3%	80.7%	(4.2)%
Average daily rate	$166.40	$181.13	(8.1)%
Revenue per available room, REVPAR	$128.78	$146.25	(11.9)%

Development and Management Services

The increase in development and management services income of $6.6 million primarily resulted from the recognition of fees in 2003 on certain third-party development projects, some of which began in 2002, and an overall increase in management fees due to the continuing involvement in properties sold during 2003. Development fees increased by $2.8 million on the 90 Church Street project in New York City related to the services provided to remediate damages resulting from the events of September 11, 2001. There was an overall increase of $1.1 million in development fees in Washington, D.C. on the National Institute of Health and 901 New York Avenue projects. During 2003, approximately $1.8 million was recognized as development fees on the construction of the residential building, The Belvidere in Boston, MA. The remaining increases relate to new management agreements entered into with the sale of 2300 N Street and One and Two Independence Square for the year ended December 31, 2003. Our third-party revenue is project specific and highly dependent on our ability to secure third-party development contracts.

Other Expenses

General and Administrative

General and administrative expenses in the Total Property Portfolio decreased during the year ended December 31, 2003 as compared to the year ended December 31, 2002 by $1.9 million or 4.09%. A decrease of $2.8 million is related to the write-off of unrecoverable leasing commissions related to our termination of the lease with Arthur Andersen for 620,947 square feet at the Times Square Tower during the second quarter of 2002. In addition, an increase of $2.2 million is attributed to changes in the form of equity-based compensation, as further described below.

In 2003, Boston Properties, Inc. issued restricted stock and/or LTIP units, as opposed to granting stock options and restricted stock, under the 1997 Stock Option and Incentive Plan as its primary vehicle for employee equity compensation. Employees vest in restricted stock and LTIP units over a five-year term. Restricted stock and LTIP units are measured at fair market value on the date of grant based on the number of shares or units granted and the closing price of Boston Properties, Inc.’s common stock on the date of grant as reported on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. To the extent restricted stock or LTIP units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “Stock-based compensation.” Stock-based compensation expense associated with restricted stock was $2.2 million during the year ended December 31, 2003. Stock-based compensation associated with $6.1 million of restricted stock that was granted in January 2003 will generally be expensed ratably as such restricted stock vests over a five-year vesting period. Stock-based compensation associated with approximately $9.7 million of restricted stock and LTIP units that were granted in January 2004 will also be incurred ratably as such restricted stock and LTIP units vest.

Interest Expense

Interest expense for the Total Portfolio increased as a result of our strategic decision to replace our variable rate debt with primarily unsecured fixed rate debt and a decrease in the amount of capitalized interest on development projects which was instead expensed. This was primarily due to placing into service and cessation of interest capitalization on Five Times Square, 111 Huntington Avenue, Two Freedom Square, Shaw’s

Supermarket and 611 Gateway Boulevard and the issuance of $1.5 billion of unsecured fixed-rate senior notes (including $750 million issued in December 2002). Our total debt outstanding at December 31, 2003 was approximately $5.0 billion compared to $5.1 billion at December 31, 2002.

	December 31,
	2003	2002
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$4,566,188	$3,890,196
Variable rate	438,532	1,257,024

Total	$5,004,720	$5,147,220

Percent of total debt:
Fixed rate	91.24%	75.58%
Variable rate	8.76%	24.42%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	6.67%	7.17%
Variable rate	2.87%	3.04%

Total	6.33%	6.03%

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio increased $30.0 million. Approximately $26.7 million of the increase was a result of the acquisition of 399 Park Avenue, One and Two Discovery Square, One and Two Freedom Square and 1333 New Hampshire Avenue, as well as the properties placed in service after January 1, 2002. The increases were offset by decreases of $4.3 million related to properties that were sold during 2002 and 2003 that were not classified as discontinued operations.

	Acquired/Placed in Service	Depreciation for the year ended
Property		2003	2002	Change
		(in thousands)
399 Park Avenue	Acquired	$19,668	$5,201	$14,467
5 Times Square	Placed in-service	11,235	10,523	712
One and Two Discovery Square	Acquired	2,309	—	2,309
One and Two Freedom Square	Acquired	3,005	—	3,005
1333 New Hampshire Avenue	Acquired	1,139	—	1,139
Waltham Westin Corporate Center	Placed in-service	2,152	268	1,884
111 Huntington Avenue	Placed in-service	12,252	10,426	1,826
Broad Run Business Park	Placed in-service	559	298	261
Shaws Supermarket	Placed in-service	354	—	354
ITT Educational Services	Placed in-service	284	154	130
611 Gateway Boulevard	Placed in-service	1,322	661	661

Total Additions		$54,279	$27,531	$26,748

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the year ended December 31, 2003 and 2002 were $5.0 million and $5.1 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the year ended December 31, 2003 and 2002 was $19.2 million and $22.5 million, respectively. These costs are not included in the interest expense referenced above.

Net Derivative Losses

Net derivative losses for the Total Portfolio represent the mark-to-market and cash settlements of our derivative contracts, consisting of interest rate swaps, payments that were not effective for accounting purposes. The fair value of our derivative contract, which was $8.2 million at December 31, 2003, is included within our consolidated balance sheets. As a result of to the expiration of this derivative contract in February 2005, we will have no further earnings volatility on the remaining derivative contract. See Part II—Item 7A—“Quantitative and Qualitative Disclosures about Market Risk.”

Joint Ventures

The decrease in income from unconsolidated joint ventures in the Total Portfolio as well as the Same Property Portfolio is related to the purchase of the remaining interests in One and Two Discovery Square, One and Two Freedom Square and 140 Kendrick Street. One and Two Discovery Square are included in the Total Portfolio Revenue as of April 1, 2003. One and Two Freedom Square are included in the Total Portfolio Revenue as of August 5, 2003. 140 Kendrick Street is included in the Total Portfolio as of March 24, 2004. The reclassification of these properties caused the overall income from joint ventures to decrease for the year ended December 31, 2003.

Other

The decrease in income from discontinued operations in the Total Portfolio for the year ended December 31, 2003 was a result of properties sold or designated as held for sale during the end of 2002 and beginning of 2003 which are no longer included as of December 31, 2003. Below is a list of properties included in discontinued operations for the year ended December 31, 2003 and 2002:

Year ended December 31, 2003	Year ended December 31, 2002
Sugarland Business Park—Building One	Sugarland Business Park—Building One
204 Second Avenue	204 Second Avenue
560 Forbes Boulevard	560 Forbes Boulevard
Decoverly Two, Three, Six and Seven	Decoverly Two, Three, Six and Seven
38 Cabot Boulevard	38 Cabot Boulevard
The Arboretum	The Arboretum
430 Rozzi Place	430 Rozzi Place
Sugarland Business Park—Building Two	Sugarland Business Park—Building Two
875 Third Avenue	875 Third Avenue
The Candler Building	The Candler Building
Fullerton Square
7600 Boston Boulevard
7700 Boston Boulevard
2391 West Winton Avenue

Gains on sales of real estate for the year ended December 31, 2003 related to the sale of 2300 N Street in the first quarter for a gain of $64.7 million. In the second and third quarter, there was a transfer of certain mortgage issuance costs that resulted in a gain of $5.8 million. Gains on sales of real estate for the year ended December 31, 2002 related to the sale of One and Two Independence Square and were not included in discontinued operations as we have continuing involvement through a third party management agreement after the sale.

Properties included in gains on sales of real estate from discontinued operations for the year ended December 31, 2003 and 2002 in the Total Portfolio are shown below:

Year ended December 31, 2003	Date Disposed	Year ended December 31, 2002	Date Disposed
The Candler Building	January 2003	Fullerton Square	March 2002
875 Third Avenue	February 2003	7600 Boston Boulevard	March 2002
		7700 Boston Boulevard	March 2002
		2391 West Winton Avenue	December 2002

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are to:

•	fund normal recurring expenses;

•	meet debt service requirements including the repayment or refinancing of $564 million of indebtedness that matures within the twelve month period, $279 million of which is due in 2005 and the remainder in the first quarter of 2006;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund current development costs not covered under construction loans; and

•	make the minimum distribution required to assist Boston Properties, Inc., our general partner, to maintain its REIT qualification under the Internal Revenue Code of 1986, as amended.

We believe that these needs will be satisfied using our current cash balance, cash flows generated by operations and provided by financing activities. Rental revenue, recovery income from tenants, and other income from operations are our principal sources of capital used to pay operating expenses, debt service, recurring capital expenditures and the minimum distribution required to enable Boston Properties, Inc. to maintain its REIT qualification. We seek to increase income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our office real estate management, leasing, development and construction businesses. Consequently, we believe our revenue, together with proceeds from financing activities, will continue to provide the necessary funds for our short-term liquidity needs. However, material changes in these factors may adversely affect our net cash flows. Such changes, in turn, could adversely affect our ability to fund distributions, debt service payments and tenant improvements. In addition, a material adverse change in our cash provided by operations may affect our ability to comply with the financial performance covenants under our unsecured line of credit and unsecured senior notes. Our failure to comply with financial covenants could adversely impact our ability to access additional financing to fund our operations including distributions, debt service payments and capital expenditures.

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

We draw on multiple financing sources to fund our long-term capital needs. Our line of credit is utilized primarily as a bridge facility to fund acquisition opportunities and meet short-term development needs. We fund our development projects with construction loans until project completion or lease-up thresholds are achieved. In 2003, we completed three offerings of unsecured investment grade senior notes and expect to utilize the bond market, asset backed mortgage financing and common and preferred equity as cost-effective capital sources for other long-term capital needs.

Cash Flow Summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “Item 8. Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were $239.3 million and $22.7 million at December 31, 2004 and December 31, 2003, respectively, representing an increase of $216.6 million. The increase was a result of the following increases and decreases in cash flows:

	Years ended December 31,
	2004	2003	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$429,506	$488,275	$(58,769)
Net cash provided by (used in) investing activities	$(171,014)	$97,496	$(268,510)
Net cash used in financing activities	$(41,834)	$(618,360)	$576,526

Our principal source of cash flow is related to the operation of our office properties. In addition, over the past year, we have recycled capital through the sale of some of our properties and raised proceeds from secured and unsecured borrowings. Boston Properties, Inc. also issued 5,700,000 shares of its common stock in a public offering in March 2004 and contributed the net proceeds of approximately $291.1 million to us in exchange for an equivalent number of common units. The average term of a tenant lease is approximately 7.6 years with occupancy rates historically in the range of 92% to 98%. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly distribution payment requirements.

Cash is used in investing activities to fund acquisitions, development and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. Cash used in investing activities for the twelve months ended December 31, 2004 consisted of the following:

(in thousands)
Proceeds from the sales of real estate	$107,614
The cash provided by investing is offset by:
Net investments in unconsolidated joint ventures	(944)
Recurring capital expenditures	(25,101)
Planned non-recurring capital expenditures associated with acquisition properties	(4,889)
Hotel improvements, equipment upgrades and replacements	(1,001)
Acquisitions/additions to real estate	(246,693)

Net cash used in investing activities	$(171,014)

Cash used in financing activities for the year ended December 31, 2004 totaled approximately $41.8 million. This consisted of payments of distributions to unitholders and changes to our existing debt structure, including the net repayment of certain mortgages, offset by the net proceeds of approximately $291.1 million from Boston

Properties, Inc.’s common stock offering in March 2004 and proceeds from the exercising of employee stock options. Future debt payments are discussed below under the heading “Capitalization.”

Capitalization

At December 31, 2004, our total consolidated debt was approximately $5.0 billion. The weighted-average annual interest rate on our consolidated indebtedness was 6.38% and the weighted-average maturity was approximately 5.7 years.

Debt to total market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total market capitalization was approximately $13.9 billion at December 31, 2004. Total market capitalization was calculated using the closing price per share of common stock of Boston Properties, Inc. as of December 31, 2004 of $64.67 and the following: (1) 110,320,485 outstanding common units of BPLP held by Boston Properties, Inc., (2) 21,552,166 outstanding common units of BPLP (excluding common units held by Boston Properties, Inc.), (3) an aggregate of 5,357,399 common units issuable upon conversion of all outstanding preferred units, (4) an aggregate of 169,838 common units issuable upon conversion of all outstanding LTIP units, assuming all conditions have been met for the conversion of the LTIP units, and (5) our consolidated debt totaling approximately $5.0 billion. Our total consolidated debt at December 31, 2004 represented approximately 36.1% of our total market capitalization. This percentage will fluctuate with changes in the value of our common units (and therefore with changes in the value of Boston Properties, Inc.’s common stock) and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the debt to total market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

Debt Financing

As of December 31, 2004, we had approximately $5.0 billion of outstanding indebtedness, representing 36.1% of our total market capitalization as calculated above under the heading “Capitalization,” consisting of $1.471 billion in publicly traded unsecured debt at an average interest rate of 5.95% with maturities ranging from 2013 to 2015 and $3.541 billion of property-specific debt. The table below summarizes our outstanding debt at December 31, 2004 and 2003:

	December 31,
	2004	2003
	(dollars in thousands)
DEBT SUMMARY:
Balance
Fixed rate	$4,588,024	$4,566,188
Variable rate	423,790	438,532

Total	$5,011,814	$5,004,720

Percent of total debt:
Fixed rate	91.54%	91.24%
Variable rate	8.46%	8.76%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	6.66%	6.67%
Variable rate	3.36%	2.87%

Total	6.38%	6.33%

The variable rate debt shown above bears interest based on various spreads over the London Interbank Offered Rate or Eurodollar rates.

Unsecured Line of Credit

On January 17, 2003, we extended our $605.0 million unsecured revolving credit facility (the “Unsecured Line of Credit”) for a three year term expiring on January 17, 2006 with a provision for a one year extension at our option, subject to certain conditions. Outstanding balances under the Unsecured Line of Credit bear interest at a per annum variable rate of Eurodollar plus 0.70%. In addition, a facility fee equal to 20 basis points per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in our senior unsecured debt ratings. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to us at a reduced Eurodollar rate. We utilize the Unsecured Line of Credit principally to fund development of properties, land and property acquisitions, and for working capital purposes. Our Unsecured Line of Credit is a recourse obligation of BPLP. We intend to extend, refinance or replace the Unsecured Line of Credit prior to its maturity in January 2006.

Our ability to borrow under our unsecured revolving line of credit is subject to our compliance with a number of customary financial and other covenants on an ongoing basis, including: (1) an unsecured loan-to-value ratio against our total borrowing base not to exceed 60%, unless our leverage ratio exceeds 60%, in which case it is not to exceed 55%, (2) a secured debt leverage ratio not to exceed 55%, (3) a debt service coverage ratio of at least 1.40 for our borrowing base properties, (4) a fixed charge coverage ratio of at least 1.30 and a debt service coverage ratio of at least 1.50, (5) a leverage ratio not to exceed 60%, however for five consecutive quarters (not including the two quarters prior to expiration) the leverage ratio can go to 65%, (6) limitations on additional indebtedness and distributions, and (7) a minimum net worth requirement. As of December 31, 2004, we were in compliance with these financial restrictions and requirements.

At December 31, 2004, we had letters of credit totaling $8.6 million outstanding under our Unsecured Line of Credit with the ability to borrow an additional $596.4 million under our Unsecured Line of Credit. As of March 4, 2005, we had no amount outstanding under our Unsecured Line of Credit.

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

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points, in each case plus accrued and unpaid interest to the redemption date. The indenture under which our senior unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of December 31, 2004, we were in compliance with each of these financial restrictions and requirements.

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

Our investment grade ratings for our senior unsecured notes are as follows:

Rating Organization	Rating
Moody’s	Baa2 (stable)
Standard & Poor’s	BBB (stable)
Fitch Ratings	BBB (stable)

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

Mortgage Debt

At December 31, 2004, our total consolidated debt was approximately $5.0 billion. The weighted-average annual interest rate on our consolidated indebtedness was 6.38% and the weighted-average maturity was approximately 5.7 years. At December 31, 2004, our variable rate debt consisted of our construction loan on Times Square Tower. Variable rate debt encompassed only 8.46% of our total debt as of December 31, 2004. We plan on financing our larger development properties with property-specific construction debt because of the time associated with the development of those properties and we plan on utilizing our Unsecured Line of Credit for available transactions as they occur.

The following table sets forth certain information regarding our mortgage notes payable at December 31, 2004:

Properties	Interest Rate (1)	Principal Amount		Maturity Date
		(in thousands)
Citigroup Center	7.19%	$504,724		May 11, 2011
Times Square Tower	3.36%	423,790	(2)	January 23, 2006
Embarcadero Center One, Two and Federal Reserve	6.70%	295,426		December 10, 2008
Prudential Center	6.72%	275,500		July 1, 2008
280 Park Avenue	7.64%	259,372		February 1, 2011
599 Lexington Avenue	7.00%	225,000	(3)	July 19, 2005
Embarcadero Center Four	6.79%	141,916		February 1, 2008
Embarcadero Center Three	6.40%	137,903		January 1, 2007
Riverfront Plaza	6.61%	105,283		February 1, 2008
Democracy Center	7.05%	100,510		April 1, 2009
Embarcadero Center West Tower	6.50%	92,065		January 1, 2006
100 East Pratt Street	6.73%	84,857		November 1, 2008
601 and 651 Gateway Boulevard	3.50%	81,952	(4)	September 1, 2006
One Freedom Square	5.33%	81,909	(5)	June 30, 2012
New Dominion Technology Park, Bldg. Two	5.55%	63,000	(6)	September 30, 2014
140 Kendrick Street	5.21%	61,201	(7)	July 1, 2013
202, 206 & 214 Carnegie Center	8.13%	60,560		October 1, 2010
1330 Connecticut Avenue	4.65%	59,471	(8)	February 26, 2011
New Dominion Technology Park, Bldg. One	7.69%	57,356		January 15, 2021
Reservoir Place	5.82%	54,714	(9)	July 1, 2009
Capital Gallery	8.24%	52,175	(10)	August 15, 2006
504, 506 & 508 Carnegie Center	7.39%	44,585		January 1, 2008
10 and 20 Burlington Mall Road	7.25%	37,919	(11)	October 1, 2011
Ten Cambridge Center	8.27%	33,588		May 1, 2010
Sumner Square	7.35%	28,737		September 1, 2013
1301 New York Avenue	7.14%	28,008	(12)	August 15, 2009
Eight Cambridge Center	7.73%	26,439		July 15, 2010
510 Carnegie Center	7.39%	25,572		January 1, 2008
University Place	6.94%	22,761		August 1, 2021
Reston Corporate Center	6.56%	22,621		May 1, 2008
Bedford Business Park	8.50%	19,318		December 10, 2008
191 Spring Street	8.50%	18,953		September 1, 2006
101 Carnegie Center	7.66%	6,995		April 1, 2006
Montvale Center	8.59%	6,951		December 1, 2006

Total		$3,541,131

(1)	Some of our mortgage notes are variable rate and determined by reference to LIBOR and Eurodollar rate contracts. The LIBOR/Eurodollar rate at December 31, 2004 was 2.40% per annum.
(2)	This facility totals $475.0 million and is comprised of two tranches. The first tranche consists of a $300.0 million loan commitment which bears interest at LIBOR plus 0.90% per annum and matures in January 2006. The first tranche includes a provision for a one-year extension at our option. The second tranche consists of a $175.0 million term loan which bears interest at LIBOR plus 1.00% per annum and matures in January 2007.
(3)	The lender’s option to purchase a 33.33% interest in the property in exchange for the cancellation of the principal balance of $225.0 million at maturity has expired and the lender no longer has the ability to acquire a portion of the building.

(4)	The mortgage loan matures on September 1, 2006 with an option held by the lender, subject to certain conditions, to extend the term to October 1, 2010. If extended, the loan will require payments of principal and interest at a fixed interest rate of 8.00% per annum based on a 27-year amortization period.
(5)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon the acquisition of the property to reflect the fair value of the note. The stated principal balance at December 31, 2004 was $74.1 million and the stated interest rate was 7.75%.
(6)	The mortgage loan requires interest only payments through maturity.
(7)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at December 31, 2004 was $55.1 million and the stated interest rate was 7.51%.
(8)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at December 31, 2004 was $51.8 million and the stated interest rate was 7.58%.
(9)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon the acquisition of the property to reflect the fair value of the note. The stated principal balance at December 31, 2004 was $52.4 million and the stated interest rate was 7.0%.
(10)	On February 17, 2005, we obtained construction financing for an additional $47.2 million collateralized by this property. The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures in February 2008.
(11)	Includes outstanding indebtedness secured by 91 Hartwell Avenue.
(12)	Includes outstanding principal in the amounts of $19.0 million, $6.1 million and $2.9 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75%, respectively.

Combined aggregate principal payments of mortgage notes payable at December 31, 2004 are as follows (in thousands):

Year
2005	$279,029
2006	557,123
2007	362,318
2008	974,758
2009	188,278
Thereafter	1,179,625

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

For the year ended December 31, 2004, we had a derivative contract in a notional amount of $150 million. Prior to the modification described below, the derivative contract provided for a fixed interest rate of 6.35% when LIBOR is less than 5.80%, 6.70% when LIBOR is between 6.70% and 7.45%, and 7.50% when LIBOR is between 7.51% and 9.00% through February 2005. In August 2003, we modified the contract to provide for the counter party to pay us LIBOR and we are required to pay the counter party LIBOR in arrears + 4.55% on the notional amount of $150 million. The derivative contract expires in February 2005. In accordance with SFAS No. 133, the derivative agreement is reflected at its fair market value, which was a liability of $1.2 million at December 31, 2004.

At December 31, 2004, our variable rate debt outstanding was approximately $424 million. At December 31, 2004, the average interest rate on variable rate debt was approximately 3.36%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest would have increased approximately $4.2 million for the year ended December 31, 2004.

At December 31, 2003, our variable rate debt outstanding was approximately $439 million. At December 31, 2003, the average interest rate on variable rate debt was approximately 2.87%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest would have increased approximately $4.4 million for the year ended December 31, 2003.

These amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. Due to the uncertainty of specific actions we may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.

Funds from Operations

Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate Funds from Operations, or “FFO,” by adjusting net income (loss) available to common unitholders (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures. FFO is a non-GAAP financial measure. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies.

Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO after specific and defined supplemental adjustments, including (1) gains or losses on derivative instruments, consisting of changes in fair value and periodic cash settlements that do not qualify for hedge accounting pursuant to the provisions of SFAS No. 133 (“non-qualifying derivative contracts”) and (2) the effects of an early lease surrender. As the impact of the non-qualifying derivative contracts and early lease surrender adjustments did not extend beyond the year ended December 31, 2003, FFO as adjusted for the year ended December 31, 2004 is the same as FFO computed in accordance with the NAREIT definition.

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

The adjustments for early lease surrender resulted from a unique lease transaction related to the surrender of space by a tenant that was accounted for as a termination for GAAP purposes and recorded in income at the time the space was surrendered. However, we continued to collect payments monthly after the surrender of space through the month of July 2002, the date on which the terminated lease would otherwise have expired under its original terms. Management presents FFO after the early surrender lease adjustment because economically this transaction impacted periods subsequent to the time the space was surrendered by the tenant and, therefore, recording the entire amount of the lease termination payment in a single period made FFO less useful as an indicator of operating performance. Although these adjustments are attributable to a single lease, the transaction impacted multiple reporting periods and resulted in adjustments for the years ended December 31, 2002 and 2001.

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

Although our FFO as adjusted clearly differs from NAREIT’s definition of FFO, as well as that of other REITs and real estate companies, we believe it provides a meaningful supplemental measure of our operating performance because we believe that, by excluding the effects of the non-qualifying derivative contracts and the early lease surrender, management and investors are presented with an indicator of our operating performance that more closely achieves the objectives of the real estate industry in presenting FFO. Additionally, we believe the nature of these adjustments is non-recurring because there were not similar events during the two preceding years, and the events were not reasonably likely to recur and did not, in fact, recur within the succeeding two years. Neither FFO nor FFO as adjusted should be considered as alternatives to net income (determined in accordance with GAAP) as an indication of our performance.

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

The following table presents a reconciliation of net income available to common unitholders to Funds from Operations for the years ended December 31, 2004, 2003, 2002, 2001, and 2000:

	Year ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Net income available to common unitholders	$344,800	$442,136	$520,696	$247,883	$195,865

Add:
Preferred distributions and allocation of undistributed earnings	17,133	31,165	50,262	36,026	32,994
Cumulative effect of a change in accounting principle	—	—	—	8,432	—
Less:
Gains on sales of real estate from discontinued operations	33,427	91,942	30,916	—	—
Income from discontinued operations	1,495	7,436	24,663	36,010	23,526
Gains on sales of land held for development	—	—	4,431	3,160	—
Gains(losses) on sales of real estate and other assets	9,822	70,627	228,873	8,078	(313)
Income from unconsolidated joint ventures	3,380	6,016	7,954	4,186	1,758
Minority interests in property partnerships	4,685	1,827	2,408	1,409	(650)

Income before minority interests in property partnerships, income from unconsolidated joint ventures, gains(losses) on sales of real estate and other assets and land held for development, discontinued operations, cumulative effect of a change in accounting principle and preferred distributions and allocation of undistributed earnings	309,124	295,453	271,713	239,498	204,538

Add:
Real estate depreciation and amortization (1)	255,594	215,135	191,774	153,550	134,386
Income from discontinued operations	1,703	7,766	25,006	36,334	23,808
Income from unconsolidated joint ventures	3,380	6,016	7,954	4,186	1,758
Loss from early extinguishment of debt associated with the sale of real estate (2)	—	1,474	2,386	—	433
Less:
Minority interests in property partnerships’ share of funds from operations	922	3,458	3,223	2,322	1,061
Preferred distributions	15,050	21,249	28,711	33,312	32,994

Funds from operations	553,829	501,137	466,899	397,934	330,868

Add(subtract):
Net derivative losses (SFAS No. 133)	—	1,038	11,874	26,488	—
Early surrender lease adjustment	—	—	8,520	(8,520)	—

Funds from operations available to common unitholders before net derivative losses (SFAS No. 133) and after early surrender lease adjustment	$553,829	$502,175	$487,293	$415,902	$330,868

Weighted average units outstanding—basic	128,313	118,087	113,617	110,803	95,532

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $250,531, $207,390, $177,363, $141,957 and $126,271, our share of unconsolidated joint venture real estate depreciation and amortization of $6,814, $8,475, $8,955, $5,410 and $3,015 and depreciation and amortization from discontinued operations of $685, $1,987, $8,265, $8,206 and $6,879, less corporate related depreciation and amortization of $2,436, $2,717, $2,809, $2,023 and $1,779 for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

(2)	In accordance with SFAS No. 145, which was adopted on January 1, 2003 and reflected retroactively for all periods presented, we no longer classify losses from the extinguishments of debt as extraordinary items and therefore, under the NAREIT definition of FFO, we no longer add them to net income in calculating FFO. However, our reported FFO for the years ended December 31, 2002, 2001 and 2000 pre-dated the adoption of SFAS No. 145 and was calculated pursuant to the NAREIT definition based on accounting policies then in effect. Accordingly, we are presenting the reconciliation of FFO for such periods to net income available to common unitholders to include an adjustment for losses from the early extinguishments of debt for each period presented.

Reconciliation to Diluted Funds from Operations:

	For the years ended December 31,
	2004		2003		2002		2001		2000
	Income (Numerator)	Units (Denominator)	Income (Numerator)	Units (Denominator)	Income (Numerator)	Units (Denominator)	Income (Numerator)	Units (Denominator)	Income (Numerator)	Units (Denominator)
Basic funds from operations before net derivative losses and after early surrender lease adjustment	$553,829	128,313	$502,175	118,087	$487,293	113,617	$415,904	110,803	$330,868	95,532
Effect of Dilutive Securities:
Convertible Preferred Units	15,050	6,054	21,249	8,375	25,114	9,821	26,720	11,012	26,422	10,393
Convertible Preferred Stock	—	—	—	—	3,412	1,366	6,592	2,625	6,572	2,625
Stock Options and other (1)	—	2,303	—	1,586	185	1,468	—	1,547	—	1,280

Diluted Funds from operations before net derivative losses and after early surrender lease adjustment	$568,879	136,670	$523,424	128,048	$516,004	126,272	$449,216	125,987	$363,862	109,830

(1)	Stock options are related to Boston Properties, Inc.

Net Operating Income

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income available to common unitholders, the most directly comparable GAAP financial measure, plus net derivative losses, losses from early extinguihments of debt, losses on investments in securities, cumulative effect of a change in accounting principles, preferred distributions and allocation of undistributed earnings, depreciation and amortization, interest expense and general and administrative expense, less gains (losses) on sales of real estate from discontinued operations, income from discontinued operations, gains on sales of real estate and land held for development, income from unconsolidated joint ventures, minority interests in property partnerships, interest and other income and development and management services income. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

The following sets forth a reconciliation of NOI to net income available to common unitholders for the fiscal years 2000 through 2004.

	Years ended December 31,
	2004	2003	2002	2001	2000
Net operating income	$894,888	$829,770	$761,740	$639,796	$551,406

Add:
Development and management services	20,464	17,347	10,748	12,167	11,837
Interest and other	10,367	3,033	5,504	12,183	8,558
Minority interests in property partnerships	4,685	1,827	2,408	1,409	(650)
Income from unconsolidated joint ventures	3,380	6,016	7,954	4,186	1,758
Gains(losses) on sales of real estate and other assets	9,822	70,627	228,873	8,078	(313)
Gains on sales of land held for development	—	—	4,431	3,160	—
Income from discontinued operations	1,495	7,436	24,663	36,010	23,526
Gains on sales of real estate from discontinued operations	33,427	91,942	30,916	—	—
Less:
General and administrative	53,636	45,359	47,292	38,312	35,659
Interest expense	306,170	299,436	263,067	211,391	204,900
Depreciation and amortization	250,531	207,390	177,363	141,957	126,271
Net derivative losses	—	1,038	11,874	26,488	—
Loss from early extinguishments of debt	6,258	1,474	2,386	—	433
Loss on investments in securities	—	—	4,297	6,500	—
Cumulative effect of a change in accounting principle	—	—	—	8,432	—
Preferred distributions and allocation of undistributed earnings	17,133	31,165	50,262	36,026	32,994

Net income available to common unitholders	$344,800	$442,136	$520,696	$247,883	$195,865

Contractual Obligations

As of December 31, 2004, we were subject to certain contractual payment obligations as described in the table below.

	Payments Due by Period
	Total	2005	2006	2007	2008	2009	Thereafter
	(Dollars in thousands)
Contractual Obligations:
Long-term debt
Mortgage debt	$3,541,131	$279,029	$557,123	$362,318	$974,758	$188,278	$1,179,625
Unsecured senior notes	1,470,683	—	—	—	—	—	1,470,683
Unsecured line of credit	—	—	—	—	—	—	—
Share of mortgage debt of unconsolidated joint ventures	196,476	1,757	3,422	37,387	4,567	3,047	146,296
Ground leases	49,263	2,185	2,207	2,229	2,252	2,275	38,115
Tenant obligations (1)	138,592	120,344	11,486	6,762	—	—	—
Construction contracts on development projects	233,534	181,126	36,712	12,532	3,164	—	—

Total Contractual Obligations	$5,629,679	$584,441	$610,950	$421,228	$984,741	$193,600	$2,834,719

(1)	Committed tenant-related obligations based on executed leases as of December 31, 2004 (tenant improvements and lease commissions).

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

Off Balance Sheet Arrangements

Joint Ventures

We have investments in seven unconsolidated joint ventures (including our investment in the Value-Added Fund), six of which have mortgage indebtedness, with our effective ownership interests ranging from 23.89% to 51%. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At December 31, 2004, our share of the debt related to these investments was equal to approximately $196.5 million. The table below summarizes our share of the outstanding debt (based on our respective ownership interests) of these joint venture properties at December 31, 2004:

Properties	Interest Rate		Principal Amount (in thousands)	Maturity Date
Metropolitan Square (51%)	8.23%		$68,358	May 1, 2010
Market Square North (50%)	7.70%		46,984	December 19, 2011
901 New York Avenue (25%)	5.19	%(1)	42,500	January 1,2015
265 Franklin Street (35%)	3.54	%(2)	19,250	September 30, 2007
Worldgate Plaza (25%)	3.28	%(3)	14,250	October 1, 2007
Wisconsin Place (23.89%)	4.38	%(4)	5,134	January 1, 2008

Total	6.58%		$196,476

(1)	We have agreed to guarantee up to $3.0 million of mortgage financing and our partner has pledged $9.0 million in a cash escrow account to further secure the loan on behalf of the entity. The amounts guaranteed and pledged are subject to decrease (and elimination) upon the satisfaction of certain operating performance and financial measures.
(2)	The mortgage financing bears interest at a variable rate equal to LIBOR plus 1.10% per annum. At December 31, 2003, we had a guarantee obligation outstanding with a lender totaling approximately $1.4 million related to the re-tenanting of this property. In September 2004, the guarantee obligation was released upon the refinancing of the mortgage loan.
(3)	This property is owned by the Value-Added Fund. The mortgage financing bears interest at a variable rate equal to LIBOR plus 0.89% pr annum and matures in October 2007, with two one-year extension options. In addition, the Value-Added Fund entered into an agreement to cap the interest rate at 9.5% for a nominal fee.
(4)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted to reflect the fair value of the note. This loan is a seller financed non-interest bearing purchase money mortgage and the total weighted-average interest rates exclude the impact of this loan. The venture has agreed to guarantee the seller financing totaling $23.5 million on behalf of WP Project Developer LLC.

Environmental Matters

It is our policy to retain independent environmental consultants to conduct or update Phase I environmental assessments (which generally do not involve invasive techniques such as soil or ground water sampling) and asbestos surveys in connection with our acquisition of properties. These pre-purchase environmental assessments have not revealed environmental conditions that we believe will have a material adverse effect on our business, assets, financial condition, results of operations or liquidity, and we are not otherwise aware of environmental conditions with respect to our properties that we believe would have such a material adverse effect. However, from time to time environmental conditions at our properties have required and may in the future require environmental testing and/or regulatory filings, as well as remedial action.

In February 1999, we (through a joint venture) acquired from Exxon Corporation a property in Massachusetts that was formerly used as a petroleum bulk storage and distribution facility and was known by the state regulatory authority to contain soil and groundwater contamination. We developed an office park on the property. We engaged a specially licensed environmental consultant to oversee the management of contaminated soil and groundwater that was disturbed in the course of construction. Under the property acquisition agreement, Exxon agreed to (1) bear the liability arising from releases or discharges of oil and hazardous substances which occurred at the site prior to our ownership, (2) continue monitoring and/or remediating such releases and discharges as necessary and appropriate to comply with applicable requirements, and (3) indemnify us for certain losses arising from preexisting site conditions. Any indemnity claim may be subject to various defenses, and there can be no assurance that the amounts paid under the indemnity, if any, would be sufficient to cover the liabilities arising from any such releases and discharges.

Environmental investigations at two of our properties in Massachusetts have identified groundwater contamination migrating from off-site source properties. In both cases we engaged a specially licensed environmental consultant to perform the necessary investigations and assessments and to prepare submittals to the state regulatory authority, including Downgradient Property Status Opinions. The environmental consultant concluded that the properties qualify for Downgradient Property Status under the state regulatory program, which eliminates certain deadlines for conducting response actions at a site. We also believe that these properties qualify for liability relief under certain statutory amendments regarding upgradient releases. Although we believe that the current or former owners of the upgradient source properties may bear responsibility for some or all of the costs of addressing the identified groundwater contamination, we will take necessary further response actions (if any are required). Other than periodic testing, no such additional response actions are anticipated at this time.

We own a property in Massachusetts where historic groundwater contamination was identified prior to acquisition. We engaged a specially licensed environmental consultant to perform investigations and to prepare necessary submittals to the state regulatory authority. The environmental consultant has concluded that (1) certain identified groundwater contaminants are migrating to the subject property from an off-site source property and (2) certain other detected contaminants are likely related to a historic release on the subject property. We have filed a Downgradient Property Status Opinion (described above) with respect to contamination migrating from off-site and a Response Action Outcome (“RAO”) with respect to the identified historic release. The RAO indicates that regulatory closure has been achieved and that no further action is required at this time.

Some of our properties and certain properties owned by our affiliates are located in urban, industrial and other previously developed areas where fill or current or historical uses of the areas have caused site contamination. Accordingly, it is sometimes necessary to institute special soil and/or groundwater handling procedures and/or include particular building design features in connection with development, construction and other property operations in order to achieve regulatory closure and/or ensure that contaminated materials are addressed in an appropriate manner. In these situations it is our practice to investigate the nature and extent of detected contamination and estimate the costs of required response actions and special handling procedures. We then use this information as part of our decision-making process with respect to the acquisition and/or development of the property. We own a parcel in Massachusetts, formerly used as a quarry/asphalt batching facility, which we may develop in the future. Pre-purchase testing indicated that the site contains relatively low levels of certain contaminants. We have engaged a specially licensed environmental consultant to monitor environmental conditions at the site and prepare necessary regulatory submittals based on the results of an environmental risk characterization. We anticipate that additional response actions necessary to achieve regulatory closure (if any) will be performed prior to or in connection with future development activities. When appropriate, closure documentation will be submitted for public review and comment pursuant to the state regulatory authority’s public information process.

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

Newly Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities,” which amended FIN 46. FIN 46R was effective immediately for arrangements entered into after January 31, 2003, and became effective during the first quarter of 2004 for all arrangements entered into before February 1, 2003. FIN 46R requires existing unconsolidated Variable Interest Entities, (“VIEs”) to be consolidated by their primary beneficiaries. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership interests, contractual interests, or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets excluding variable interests. Prior to FIN 46R, we included an entity in our consolidated financial statements only if we controlled the entity through voting interests. The adoption and application of FIN 46 and FIN 46R has not had a material impact on our consolidated financial statements.

In March 2004, the Emerging Issues Task Force reached a final consensus regarding Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128.” The issue addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance on applying the two-class method of calculating earnings per share once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus was effective for the period ended June 30, 2004 and was applied by restating previously reported earnings per share. We have adopted the provisions of EITF 03-6, and have determined that our Series A Parallel Preferred Units and our Series Two and Three Preferred Units constitute participating securities. The adoption of EITF 03-6 has resulted in a reduction of our earnings per common unit for those periods in which we had undistributed earnings. Undistributed earnings were allocated to our Series A Parallel Preferred Units and our Series Two and Three Preferred Units based on their contractual rights to share in those earnings as if all the earnings for the period had been distributed.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Compensation” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity instrument issued. SFAS No. 123R is effective in fiscal periods beginning after June 15, 2005. All of Boston Properties, Inc.’s outstanding stock options became vested on January 17, 2005 and it does not expect to have significant unvested stock option awards in future periods. As a result, we do not expect the adoption of SFAS No. 123R to have a material impact on our results of operations, financial position, or liquidity.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured on the fair value of assets exchanged. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have a material impact on our results of operations, financial position, or liquidity.

Inflation

Substantially all of our leases provide for separate real estate tax and operating expense escalations over a base amount. In addition, many of our leases provide for fixed base rent increases or indexed increases. We believe that inflationary increases in costs may be at least partially offset by the contractual rent increases described above.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Approximately $4.6 billion of our borrowings bear interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date. The average interest rate on the variable rate debt as of December 31, 2004 was 3.36%.

	2005	2006	2007	2008	2009	2010+	Total	Fair Value
	(dollars in thousands)

	Secured debt
Fixed Rate	$279,029	$308,333	$187,318	$974,758	$188,278	$1,179,625	$3,117,341	$3,391,030
Average Interest Rate	7.03%	6.28%	6.61%	6.81%	7.11%	7.36%	6.99%
Variable Rate	—	248,790	175,000	—	—	—	423,790	$423,790

	Unsecured debt
Fixed Rate	—	—	—	—	—	$1,470,683	$1,470,683	$1,537,672
Average Interest Rate	—	—	—	—	—	5.95%	5.95%
Variable Rate	—	—	—	—	—	—	—	—

For the year ended December 31, 2004, we had a derivative contract for a notional amount of $150 million prior to the modification described below. The derivative contract provided for a fixed interest rate of 6.35% when LIBOR is less than 5.80%, 6.70% when LIBOR is between 6.70% and 7.45%, and 7.50% when LIBOR is between 7.51% and 9.00% through February 2005. In August 2003, we modified the contract to provide for the counter party to pay us LIBOR and we are required to pay the counter party LIBOR + 4.55% on a notional amount of $150 million. The derivative contract expired in February 2005. In accordance with SFAS No.133, the derivative agreement is reflected at its fair market value within our Consolidated Balance Sheet, which was a liability of $1.2 million at December 31, 2004.

Additional disclosure about market risk is incorporated herein by reference from Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Market Risk.”

Item 8.    Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” on page 80 of this Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the management of Boston Properties, Inc., with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Boston Properties, Inc. concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth on pages 81 and 82 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

We are managed by Boston Properties, Inc., in its capacity as our general partner. The information concerning Boston Properties, Inc.’s directors and executive officers required by Item 10 shall be included in Boston Properties, Inc.’s Proxy Statement to be filed relating to its 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Section 16(a) of the Exchange Act requires the executive officers and directors of Boston Properties, Inc., our sole general partner, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to the executive officers, directors and greater than ten percent beneficial owners were satisfied.

The Board of Directors of Boston Properties, Inc. adopted a Code of Business Conduct and Ethics, which governs business decisions made and actions taken by the directors, officers and employees of Boston Properties, Inc. A copy of this code is available on Boston Properties, Inc.’s website at http://www.bostonproperties.com under the heading “Investors” and subheading “Governance.” On or about April 1, 2005 a copy of this code will be available on this website under the heading “Corporate Governance.” We intend to disclose on this website any amendment to, or waiver of, any provision of this Code applicable to the directors and executive officers of Boston Properties, Inc. that would otherwise be required to be disclosed under the rules of the SEC or the New York Stock Exchange. A copy of this Code is also available in print upon written request addressed to Investor Relations, Boston Properties, Inc., 111 Huntington Avenue, Boston, MA 02199.

Item 11.    Executive Compensation

We are managed by Boston Properties, Inc., in its capacity as our general partner. The information concerning Boston Properties, Inc.’s executive compensation required by Item 11 shall be included in Boston Properties, Inc.’s Proxy Statement to be filed relating to its 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Boston Properties, Inc. maintains the 1997 Stock Option and Incentive Plan and the 1999 Non-Qualified Employee Stock Purchase Plan. The following table provides information about these plans.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	5,599,874	(2)	$38.08	4,361,841
Equity compensation plans not approved by security holders (3)	N/A		N/A	193,138

Total	5,599,874		$38.08	4,554,979

(1)	Includes information related to Boston Properties, Inc.’s 1997 Stock Option and Incentive Plan.

(2)	Does not include 326,224 shares of restricted stock, as they have been reflected in Boston Properties, Inc.’s total shares outstanding.
(3)	Includes information related to the 1999 Non-Qualified Employee Stock Purchase Plan.

The 1999 Non-Qualified Employee Stock Purchase Plan (the “ESPP”)

The ESPP was adopted by the Board of Directors of Boston Properties, Inc. on October 29, 1998. The ESPP has not been approved by the stockholders of Boston Properties, Inc. The ESPP is available to all employees of the Company that are employed on the first day of the purchase period. Under the ESPP, each eligible employee may purchase shares of Boston Properties, Inc.’s common stock at semi-annual intervals each year at a purchase price equal to 85% of the average closing prices of Boston Properties, Inc.’s common stock on the New York Stock Exchange during the last ten business days of the purchase period. Each eligible employee may contribute no more than $10,000 per year to purchase Boston Properties, Inc.’s common stock under the ESPP.

Additional information concerning Security Ownership of Beneficial Owners and Management and Related Stockholder Matters required by Item 12 shall be included in Boston Properties, Inc.’s Proxy Statement to be filed relating to its 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information concerning certain relationships and related transactions required by Item 13 shall be included in Boston Properties, Inc.’s Proxy Statement to be filed relating to its 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information concerning our principal accountant fees and services required by Item 14 shall be included in Boston Properties, Inc.’s Proxy Statement to be filed relating to its 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) Financial Statements and Financial Statement Schedule

See “Index to Consolidated Financial Statements” on page 80 of this Form 10-K.

(b) Exhibits

Exhibit No.	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Boston Properties, Inc.(1)

3.2	Form of Amended and Restated Bylaws of Boston Properties, Inc.(1)

3.3	Amendment No. 1 to Amended and Restated Bylaws of Boston Properties, Inc.(4)

3.4	Amendment No. 2 to Amended and Restated Bylaws of Boston Properties, Inc.(14)

4.1	Form of Shareholder Rights Agreement dated as of June 16, 1997 between Boston Properties, Inc. and BankBoston, N.A., as Rights Agent.(1)

4.2	Form of Certificate of Designations for Series E Junior Participating Cumulative Preferred Stock, par value $.01 per share.(1)

4.3	Form of Certificate of Designations for the Series A Preferred Stock.(3)

4.4	Form of Common Stock Certificate.(1)

4.5	Indenture by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, dated as of December 13, 2002.(8)

4.6	Supplemental Indenture No. 1 by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, dated as of December 13, 2002, including a form of the 6.25% Senior Note due 2013.(8)

4.7	Supplemental Indenture No. 2 by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, dated as of January 17, 2003, including a form of the 6.25% Senior Note due 2013.(9)

4.8	Supplemental Indenture No. 3 dated as of March 18, 2003 by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, including a form of the 5.625% Senior Note due 2015 (incorporated by reference to Exhibit 4.6 to Boston Properties Limited Partnership Amendment No. 3 to Form 10 filed May 13, 2003).

4.9	Supplemental Indenture No. 4 dated as of May 22, 2003, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, including a form of the 5.00% Senior Note due 2015 (Incorporated by reference to Exhibit 4.2 to Boston Properties Limited Partnership’s Form S-4 filed on June 13, 2003).

10.1	Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of June 29, 1998.(2)

10.2	Certificate of Designations for the Series One Preferred Units, dated June 30, 1998, constituting an amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership.(2)

10.3	Certificate of Designations for the Series Two Preferred Units, dated November 12, 1998, constituting an amendment to the Second Amendment and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership.(3)

Exhibit No.	Description
10.4	Amended and Restated 1997 Stock Option and Incentive Plan dated May 3, 2000 and forms of option agreements.(5)(12)

10.5	Amendment No. 1 to Amended and Restated 1997 Stock Option and Incentive Plan dated November 14, 2000.(5)(12)

10.6	Amendment No. 2 to Amended and Restated 1997 Stock Option and Incentive Plan dated March 4, 2003.(5)(12)

10.7	Amendment No. 3 to Amended and Restated 1997 Stock Option and Incentive Plan dated October 16, 2003(10)(12)

10.8	Boston Properties Deferred Compensation Plan effective March 1, 2002(7)(12)

10.9	Employment Agreement by and between Mortimer B. Zuckerman and Boston Properties, Inc. dated as of January 17, 2002.(12)(13)

10.10	Amended and Restated Employment Agreement by and between Edward H. Linde and Boston Properties, Inc. dated as of November 29, 2002.(12)(13)

10.11	Amended and Restated Employment Agreement by and between Robert E. Burke and Boston Properties, Inc. dated as of November 29, 2002.(12)(13)

10.12	Employment Agreement by and between Bryan J. Koop and Boston Properties, Inc. dated as of November 29, 2002.(12)(13)

10.13	Employment Agreement by and between Mitchell S. Landis and Boston Properties, Inc. dated as of November 26, 2002.(12)(13)

10.14	Employment Agreement by and between Douglas T. Linde and Boston Properties, Inc. dated as of November 29, 2002.(12)(13)

10.15	Employment Agreement by and between E. Mitchell Norville and Boston Properties, Inc. dated as of November 29, 2002.(12)(13)

10.16	Employment Agreement by and between Robert E. Pester and Boston Properties, Inc. dated as of December 16, 2002.(12)(13)

10.17	Amended and Restated Employment Agreement by and between Raymond A. Ritchey and Boston Properties, Inc. dated as of November 29, 2002.(12)(13)

10.18	Amended and Restated Employment Agreement by and between Robert E. Selsam and Boston Properties, Inc. dated as of November 29, 2002.(12)(13)

10.19	Senior Executive Severance Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and Mortimer B. Zuckerman.(12)(13)

10.20	Senior Executive Severance Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and Edward H. Linde.(12)(13)

10.21	Boston Properties, Inc. Senior Executive Severance Plan.(12)(13)

10.22	Boston Properties, Inc. Executive Severance Plan.(12)(13)

10.23	Form of Indemnification Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and certain officers and directors of the Company.(15)

10.24	Omnibus Option Agreement by and among Boston Properties Limited Partnership and the Grantors named therein dated as of April 9, 1997.(1)(12)

10.25	Third Amended and Restated Revolving Credit Agreement with Bank of America, formerly Fleet National Bank, as agent, dated as of January 17, 2003.(13)

Exhibit No.	Description
10.26	Form of Certificate of Incorporation of Boston Properties Management, Inc.(1)

10.27	Form of By-laws of Boston Properties Management, Inc.(1)

10.28	Compensation Agreement between Boston Properties, Inc. and Robert Selsam, dated as of August 10, 1995 relating to 90 Church Street.(1)(12)

10.29	Contribution and Conveyance Agreement concerning the Carnegie Portfolio, dated June 30, 1998 by and among Boston Properties, Inc., Boston Properties Limited Partnership, and the parties named therein as Landis Parties.(2)

10.30	Contribution Agreement, dated June 30, 1998, by and among Boston Properties, Inc., Boston Properties Limited Partnership, and the parties named therein as Landis Parties.(2)

10.31	Non-Competition Agreement, dated as of June 30, 1998, by and between Alan B. Landis and Boston Properties, Inc.(2)

10.32	Agreement dated as of October 21, 2004, by and among Boston Properties Limited Partnership, Boston Properties, Inc., Alan B. Landis, The Landis Group, ABL Capital Corp. and Princeton Land Partners, L.L.C.(16)

10.33	Development Agreement, dated as of June 30, 1998, by and among Boston Properties Limited Partnership, ABL Capital Corp. and Princeton Land Partners, L.L.C.(16)

10.34	First Amendment to Development Agreement, dated as of October 21, 2004, by and among Boston Properties Limited Partnership, ABL Capital Corp. and Princeton Land Partners, L.L.C.(16)

10.35	Agreement Regarding Directorship, dated as of June 30, 1998, by and between Boston Properties, Inc. and Alan B. Landis.(2)

10.36	Purchase and Sale Agreement, dated as of November 12, 1998, by and between Two Embarcadero Center West and BP OFR LLC.(3)

10.37	Contribution Agreement, dated as of November 12, 1998, by and among Boston Properties, Inc., Boston Properties Limited Partnership, Embarcadero Center Investors Partnership and the partners in Embarcadero Center Investors Partnership listed on Exhibit A thereto.(3)

10.38	Contribution Agreement, dated as of November 12, 1998, by and among Boston Properties, Inc., Boston Properties Limited Partnership, Three Embarcadero Center West and the partners in Three Embarcadero Center West listed on Exhibit A thereto.(3)

10.39	Three Embarcadero Center West Redemption Agreement, dated as of November 12, 1998, by and among Three Embarcadero Center West, Boston Properties Limited Partnership, BP EC West LLC, The Prudential Insurance Company of America, PIC Realty Corporation and Prudential Realty Securities II, Inc.(3)

10.40	Three Embarcadero Center West Property Contribution Agreement, dated as of November 12, 1998, by and among Three Embarcadero Center West, The Prudential Insurance Company of America, PIC Realty Corporation, Prudential Realty Securities II, Inc., Boston Properties Limited Partnership, Boston Properties, Inc. and BP EC West LLC.(3)

10.41	Third Amended and Restated Partnership Agreement of One Embarcadero Center Venture, dated as of November 12, 1998, by and between Boston Properties LLC, as managing general partner, BP EC1 Holdings LLC, as non-managing general partner, and PIC Realty Corporation, as non-managing general partner.(3)

10.42	Third Amended and Restated Partnership Agreement of Embarcadero Center Associates, dated as of November 12, 1998, by and between BP LLC, as managing general partner, BP EC2 Holdings LLC, as non-managing general partner, and PIC Realty Corporation, as non-managing general partner.(3)

Exhibit No.	Description
10.43	Second Amended and Restated Partnership Agreement of Three Embarcadero Center Venture, dated as of November 12, 1998, by and between Boston Properties LLC, as managing general partner, BP EC3 Holdings LLC, as non-managing general partner, and The Prudential Insurance Company of America, as non-managing general partner.(3)

10.44	Second Amended and Restated Partnership Agreement of Four Embarcadero Center Venture, dated as of November 12, 1998, by and between Boston Properties LLC, as managing general partner, BP EC4 Holdings LLC, as non-managing general partner, and The Prudential Insurance Company of America, as non-managing general partner.(3)

10.45	Master Agreement by and between New York State Common Retirement Fund and Boston Properties Limited Partnership, dated as of May 12, 2000.(5)

10.46	Contract of Sale, dated as of February 6, 2001, by and between Dai-Ichi Life Investment Properties, Inc., as seller, and Skyline Holdings LLC, as purchaser.(6)

10.47	Agreement to Enter Into Assignment and Assumption of Unit Two Contract of Sale, dated as of February 6, 2001, by and between Dai-Ichi Life Investment Properties, Inc., as assignor, and Skyline Holdings II LLC, as assignee.(6)

10.48	Contract of Sale, dated as of November 22, 2000, by and between Citibank, N.A., as seller, and Dai-Ichi Life Investment Properties, Inc., as purchaser.(6)

10.49	Assignment and Assumption Agreement, dated as of April 25, 2001, by and between Skyline Holdings LLC, as assignor, and BP/CGCenter I LLC, as assignee.(6)

10.50	Assignment and Assumption Agreement, dated as of April 25, 2001, by and between Skyline Holdings II LLC, as assignor, and BP/CGCenter II LLC, as assignee.(6)

10.51	Assignment and Assumption of Contract of Sale, dated as of April 25, 2001, by and among Dai-Ichi Life Investment Properties, Inc., as assignor, BP/CGCenter II LLC, as assignee, and Citibank, N.A., as seller.(6)

10.52	Amended and Restated Operating Agreement of BP/CGCenter Acquisition Co. LLC, a Delaware limited liability company.(6)

10.53	Forty-Seventh Amendment to Second Amendment and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of April 11, 2003, by Boston Properties, Inc., as general partner.(11)(12)

10.54	Form of Director Long Term Incentive Plan Unit Vesting Agreement under the Boston Properties, Inc. 1997 Stock Option and Incentive Plan.(11)(12)

10.55	Form of Employee Long Term Incentive Unit Vesting Agreement under the Boston Properties, Inc. 1997 Stock Option and Incentive Plan.(12)(14)

10.56	Form of Long Term Incentive Plan Unit Vesting Agreement between each of Messrs. Mortimer B. Zuckerman and Edward H. Linde and Boston Properties, Inc. and Boston Properties Limited Partnership.(12)(14)

10.57	Form of Employee Restricted Stock Award Agreement under the Boston Properties, Inc. 1997 Stock Option and Incentive Plan.(17)

10.58	Form of Director Restricted Stock Award Agreement under the Boston Properties, Inc. 1997 Stock Option and Incentive Plan.(17)

10.59	Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan.(18)

10.60	First Amendment to the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan.(18)

Exhibit No.	Description
10.61	Second Amendment to the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan.(18)

12.1	Statement re: Computation of Ratios.

21.1	Schedule of Subsidiaries of Boston Properties Limited Partnership

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accountants.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Boston Properties, Inc.’s Registration Statement on Form S-11. (No. 333-25279)
(2)	Incorporated herein by reference to Boston Properties, Inc.’s Current Report on Form 8-K filed on July 15, 1998.
(3)	Incorporated herein by reference to Boston Properties, Inc.’s Current Report on Form 8-K filed on November 25, 1998.
(4)	Incorporated herein by reference to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 24, 2000.
(5)	Incorporated herein by reference to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 30, 2001.
(6)	Incorporated herein by reference to Boston Properties, Inc.’s Current Report on Form 8-K filed on May 10, 2001.
(7)	Incorporated herein by reference to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2002.
(8)	Incorporated herein by reference to Boston Properties, Inc.’s Current Report on Form 8-K/A filed on December 13, 2002.
(9)	Incorporated herein by reference to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 23, 2002.
(10)	Incorporated herein by reference to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on May 14, 2003.
(11)	Incorporated herein by reference to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2003.
(12)	Management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.
(13)	Incorporated herein by reference to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.
(14)	Incorporated herein by reference to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 26, 2004.
(15)	Incorporated herein by reference to Boston Properties, Inc.’s Quarterly report on Form 10-Q filed on August 9, 2004.
(16)	Incorporated herein by reference to Boston Properties, Inc.’s Current Report on Form 8-K filed on October 25, 2004.
(17)	Incorporated herein by reference to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2004.
(18)	Incorporated herein by reference to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 15, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP.
By: Boston Properties, Inc., its General Partner

Date

March 16, 2005

By:	/s/ DOUGLAS T. LINDE
Douglas T. Linde
Executive Vice President, Chief Financial Officer
(duly authorized officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Boston Properties, Inc., as general partner of the Registrant, and in the capacities and on the dates indicated.

March 16, 2005

By:	/s/ MORTIMER B. ZUCKERMAN
Mortimer B. Zuckerman
Chairman of the Board of Directors

By:	/s/ EDWARD H. LINDE
Edward H. Linde
Director, President and Chief Executive Officer

By:	/s/ LAWRENCE S. BACOW
Lawrence S. Bacow
Director

By:	/s/ WILLIAM M. DALEY
William M. Daley
Director

By:	/s/ CAROL B. EINIGER
Carol B. Einiger
Director

By:	/s/ ALAN B. LANDIS
Alan B. Landis
Director

By:	/s/ ALAN J. PATRICOF
Alan J. Patricof
Director

By:	/s/ RICHARD E. SALOMON
Richard E. Salomon
Director

By:	/s/ MARTIN TURCHIN
Martin Turchin
Director

By:	/s/ DAVID A. TWARDOCK
David A. Twardock
Director

By:	/s/ DOUGLAS T. LINDE
Douglas T. Linde
Executive Vice President, Chief Financial Officer and Principal Financial Officer

By:	/s/ ARTHUR S. FLASHMAN
Arthur S. Flashman
Vice President, Controller and Principal Accounting Officer

BOSTON PROPERTIES LIMITED PARTNERSHIP

All other schedules for which a provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Management’s Report on Internal Control over Financial Reporting

Management of Boston Properties, Inc., the sole general partner of Boston Properties Limited Partnership (“the Company”), is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the principal executive and principal financial officers of Boston Properties, Inc. to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of the end of the Company’s 2004 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2004 was effective.

Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on pages 82 and 83, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

Report of Independent R egistered Public Accounting Firm

To the Partners of

Boston Properties Limited Partnership:

We have completed an integrated audit of Boston Properties Limited Partnership’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Properties Limited Partnership and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report in Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 14, 2005

BOSTON PROPERTIES LIMITED PARTNER SHIP

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
	(in thousands, except for unit amounts)
ASSETS
Real estate, at cost:	$9,171,944	$8,919,234
Less: accumulated depreciation	(1,139,778)	(999,569)

Total real estate	8,032,166	7,919,665
Cash and cash equivalents	239,344	22,686
Cash held in escrows	24,755	21,321
Tenant and other receivables (net of allowance for doubtful accounts of $2,879 and $3,157, respectively)	25,500	18,425
Accrued rental income (net of allowance of $4,252 and $5,030, respectively)	251,236	189,852
Deferred charges, net	254,950	188,855
Prepaid expenses and other assets	38,630	39,350
Investments in unconsolidated joint ventures	80,955	88,786

Total assets	$8,947,536	$8,488,940

LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$3,541,131	$3,471,400
Unsecured senior notes (net of discount of $4,317 and $4,680, respectively)	1,470,683	1,470,320
Unsecured line of credit	—	63,000
Accounts payable and accrued expenses	94,451	92,026
Distributions payable	91,428	84,569
Interest rate contract	1,164	8,191
Accrued interest payable	50,670	50,931
Other liabilities	91,300	80,367

Total liabilities	5,340,827	5,320,804

Commitments and contingencies	—	—

Minority interests in property partnerships	26,912	27,627

Redeemable partnership units—5,357,399 and 7,087,487 preferred units outstanding at redemption value (if converted) at December 31, 2004 and 2003, respectively, and 21,722,004 and 22,365,942 common units outstanding at redemption value at December 31, 2004 and 2003, respectively	1,751,225	1,419,360

Partners’ capital—1,320,425 and 1,205,961 general partner units and 109,000,060 and 97,024,216 limited partner units outstanding at December 31, 2004 and 2003, respectively (such amounts are inclusive of accumulated other comprehensive loss and unearned compensation of $15,637 and $6,103, respectively at December 31, 2004 and $16,335 and $6,820, respectively at December 31, 2003)	1,828,572	1,721,149

Total liabilities, redeemable partnership units and partners’ capital	$8,947,536	$8,488,940

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2004	2003	2002
	(In thousands, except for per unit amounts)
Revenue
Rental:
Base rent	$1,070,806	$999,535	$922,805
Recoveries from tenants	165,173	155,277	139,416
Parking and other	57,313	54,434	50,745

Total rental revenue	1,293,292	1,209,246	1,112,966
Hotel revenue	76,342	70,083	44,786
Development and management services	20,464	17,347	10,748
Interest and other	10,367	3,033	5,504

Total revenue	1,400,465	1,299,709	1,174,004

Expenses
Operating
Rental	419,022	397,309	364,926
Hotel	55,724	52,250	31,086
General and administrative	53,636	45,359	47,292
Interest	306,170	299,436	263,067
Depreciation and amortization	250,531	207,390	177,363
Net derivative losses	—	1,038	11,874
Loss from early extinguishments of debt	6,258	1,474	2,386
Loss on investments in securities	—	—	4,297

Total expenses	1,091,341	1,004,256	902,291

Income before minority interests in property partnerships, income from unconsolidated joint ventures, gains on sales of real estate and other assets and land held for development, discontinued operations and preferred distributions and allocation of undistributed earnings	309,124	295,453	271,713
Minority interests in property partnerships	4,685	1,827	2,408
Income from unconsolidated joint ventures	3,380	6,016	7,954

Income before gains on sales of real estate and other assets and land held for development, discontinued operations and preferred distributions and allocation of undistributed earnings	317,189	303,296	282,075
Gains on sales of real estate and other assets	9,822	70,627	228,873
Gains on sales of land held for development	—	—	4,431

Income before discontinued operations and preferred distributions and allocation of undistributed earnings	327,011	373,923	515,379
Discontinued operations:
Income from discontinued operations	1,495	7,436	24,663
Gains on sales of real estate from discontinued operations	33,427	91,942	30,916

Income before preferred distributions and allocation of undistributed earnings	361,933	473,301	570,958
Preferred distributions and allocation of undistributed earnings	(17,133)	(31,165)	(50,262)

Net income available to common unitholders	$344,800	$442,136	$520,696

Basic earnings per common unit:
Income available to common unitholders before discontinued operations	$2.42	$2.90	$4.09
Discontinued operations	0.27	0.84	0.49

Net income available to common unitholders	$2.69	$3.74	$4.58

Weighted average number of common units outstanding	128,313	118,087	113,617

Diluted earnings per common unit:
Income available to common unitholders before discontinued operations	$2.37	$2.86	$4.05
Discontinued operations	0.27	0.83	0.48

Net income available to common unitholders	$2.64	$3.69	$4.53

Weighted average number of common and common equivalent units outstanding	130,617	119,673	115,084

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(dollars in thousands)

Total Partners’ Capital
Balance at December 31, 2001	$1,342,592

Contributions	12,174
Net income allocable to general and limited partner units	442,446
Distributions	(224,716)
Accumulated other comprehensive loss	(3,150)
Unearned compensation	(802)
Conversion of redeemable partnership units	130,247
Adjustment to reflect redeemable partnership units at redemption value	108,078

Balance at December 31, 2002	1,806,869

Contributions	75,169
Net income allocable to general and limited partner units	369,018
Distributions	(243,008)
Accumulated other comprehensive income	683
Unearned compensation	(3,921)
Conversion of redeemable partnership units	5,045
Adjustment to reflect redeemable partnership units at redemption value	(288,706)

Balance at December 31, 2003	1,721,149

Contributions	423,873
Net income allocable to general and limited partner units	286,081
Distributions	(279,465)
Accumulated other comprehensive income	698
Unearned compensation	717
Conversion of redeemable partnership units	56,843
Adjustment to reflect redeemable partnership units at redemption value	(381,324)

Balance at December 31, 2004	$1,828,572

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

	For the year ended December 31,
	2004	2003	2002
	(in thousands)
Income before preferred distributions and allocation of undistributed earnings	$361,933	$473,301	$570,958
Other comprehensive income (loss):
Amortization of interest rate contracts	698	683	361
Unrealized derivative losses:
Transition adjustment of interest rate contracts	—	—	—
Change in unrealized losses on derivative instruments used in cash flow hedging arrangements	—	—	(3,511)

Other comprehensive income (loss)	698	683	(3,150)

Comprehensive income	$362,631	$473,984	$567,808

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2004	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income before preferred distributions and allocation of undistributed earnings	$361,933	$473,301	$570,958
Adjustments to reconcile net income before preferred distributions and allocation of undistributed earnings to net cash provided by operating activities:
Depreciation and amortization	251,216	209,378	185,629
Non-cash portion of interest expense	5,604	5,513	5,558
Non-cash compensation expense	4,262	2,220	1,187
Loss on investments in securities	—	—	4,297
Non-cash portion of derivative losses	—	—	1,111
Effective portion of interest rate contracts	—	—	(3,511)
Minority interest in property partnerships, net	6,848	(1,497)	(2,065)
Distributions in excess of earnings from unconsolidated joint ventures	3,283	2,396	738
Gains on sales of properties	(54,574)	(156,789)	(264,220)
Losses from early extinguishment of debt	—	90	554
Net change in assets and liabilities:
Cash held in escrows	(3,434)	585	1,094
Tenant and other receivables, net	(7,075)	2,033	23,027
Accrued rental income, net	(61,959)	(52,697)	(50,466)
Prepaid expenses and other assets	(92)	(3,200)	1,108
Accounts payable and accrued expenses	(3,197)	434	3,216
Interest rate contracts	(7,027)	(6,323)	3,367
Accrued interest payable	(261)	25,790	16,061
Other liabilities	(6,468)	7,649	1,848
Tenant leasing costs	(59,553)	(20,608)	(62,111)

Total adjustments	67,573	14,974	(133,578)

Net cash provided by operating activities	429,506	488,275	437,380

Cash flows from investing activities:
Acquisitions/additions to real estate	(277,684)	(422,273)	(1,432,302)
Net investments in unconsolidated joint ventures	(944)	(4,495)	(4,158)
Net proceeds from the sales of real estate	107,614	524,264	419,177

Net cash provided by (used in) investing activities	(171,014)	97,496	(1,017,283)

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2004	2003	2002
	(in thousands)
Cash flows from financing activities:
Borrowings on unsecured line of credit	140,000	482,663	200,098
Repayments of unsecured line of credit	(203,000)	(446,706)	(173,055)
Repayments of mortgage notes payable	(216,731)	(1,210,081)	(417,230)
Proceeds from mortgage notes payable	168,517	194,615	369,155
Proceeds from unsecured senior notes, net of discount	—	722,602	747,375
Proceeds from unsecured bridge loan	—	—	1,000,000
Repayments of unsecured bridge loan	—	(105,683)	(894,317)
Deposits placed in mortgage escrow	—	(420,000)	—
Payments received from mortgage escrow	—	420,000	—
Distributions	(342,815)	(313,811)	(297,331)
Partner contributions	422,070	69,028	9,774
Contributions from minority interest holders	4,005	—	—
Distributions to minority interest holder	(8,848)	—	(1,539)
Deferred financing costs	(5,032)	(10,987)	(5,819)

Net cash provided by (used in) financing activities	(41,834)	(618,360)	537,111

Net increase (decrease) in cash and cash equivalents	216,658	(32,589)	(42,792)
Cash and cash equivalents, beginning of period	22,686	55,275	98,067

Cash and cash equivalents, end of period	$239,344	$22,686	$55,275

Supplemental disclosures:
Cash paid for interest	$311,676	$287,603	$272,576

Interest capitalized	$10,849	$19,200	$22,510

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$5,592	$17,616	$10,067

Mortgage notes payable assumed in connection with the acquisition of real estate	$107,894	$210,620	$—

Mortgage notes payable assigned in connection with the sale of real estate	$5,193	$—	$—

Distributions declared but not paid	$91,428	$84,569	$81,226

Conversions of redeemable units to partners' capital	$56,843	$5,045	$130,247

Deposit received on real estate held for sale escrowed	$—	$—	$20,000

Issuance of restricted units to employees	$9,924	$6,141	$1,989

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation

Organization

Boston Properties Limited Partnership (the “Company”), a Delaware limited partnership, is the entity through which Boston Properties, Inc., a self-administered and self-managed real estate investment trust (“REIT”), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Boston Properties, Inc. is the sole general partner of the Company and at December 31, 2004 owned an approximate 80.3% (76.9% at December 31, 2003) general and limited partnership interest in the Company. Partnership interests in the Company are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”).

Unless specifically noted otherwise, all references to OP Units exclude units held by Boston Properties, Inc. A holder of an OP Unit may present such OP Unit to the Company for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Company must redeem such OP Unit for cash equal to the then value of a share of common stock of Boston Properties, Inc. (“Common Stock”). In lieu of a cash redemption, Boston Properties, Inc. may elect to acquire such OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that Boston Properties, Inc. owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. An LTIP Unit is generally the economic equivalent of a share of restricted common stock of Boston Properties, Inc. LTIP Units, whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Note 18).

Each series of Preferred Units bears a distribution that is set in accordance with an amendment to the partnership agreement of the Company. Preferred Units may also be converted into OP Units at the election of the holder thereof or the Company in accordance with the terms of the series of outstanding Preferred Units. At December 31, 2004, there was one series of Preferred Units outstanding (i.e., Series Two Preferred Units).

All references to the Company refer to Boston Properties Limited Partnership and its consolidated subsidiaries, collectively, unless the context otherwise requires.

Properties

At December 31, 2004, the Company owned or had interests in a portfolio of 125 commercial real estate properties (140 properties at December 31, 2003) (the “Properties”) aggregating approximately 44.1 million net rentable square feet (approximately 43.9 million net rentable square feet at December 31, 2003) (unaudited), including three properties under construction and one redevelopment/expansion project collectively totaling approximately 1.3 million net rentable square feet (unaudited) and structured parking for approximately 31,270 vehicles containing approximately 9.5 million square feet (unaudited). At December 31, 2004, the Properties consist of:

•	119 office properties comprised of 102 Class A office properties (including three properties under construction) and 17 Office/Technical properties;

•	three hotels;

•	two retail properties; and

•	one industrial property.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company owns or controls undeveloped land parcels totaling approximately 542.8 acres (unaudited). In addition, the Company has a 25% interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company intends to pursue the acquisition of value-added investments in assets within its existing markets. The Company’s investments through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At December 31, 2004, the Value-Added Fund had an investment in an office complex in Herndon, VA.

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

2.    Summary of Significant Accounting Policies

Real Estate

Upon acquisitions of real estate, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-” and “below-market” leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”), and allocates the purchase price to the acquired assets and assumed liabilities, including land at appraised value and buildings at replacement cost. The Company assesses and considers fair value based on estimated cash flow projections that utilize appropriate discount and /or capitalization rates, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. The fair value of the tangible assets of an acquired

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

property considers the value of the property as if it were vacant. The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenant’s credit quality and expectations of lease renewals. Based on its acquisitions to date, the Company’s allocation to customer relationship intangible assets has been immaterial.

The Company records acquired “above-” and “below-market” leases at their fair value (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses.

The Company reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates an impairment in value. An impairment loss is recognized if the carrying amount of its assets is not recoverable and exceeds its fair value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Because cash flows on properties considered to be “long-lived assets to be held and used,” as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date.

SFAS No. 144, which was adopted on January 1, 2002, requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and the Company will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets.

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgement. The Company’s capitalization policy on development properties is guided by SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incurred during the period of development. The Company considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction. Interest costs capitalized for the years ended December 31, 2004, 2003 and 2002 were $10.8 million, $19.2 million and $22.5 million, respectively. Salaries and related costs capitalized for the years ended December 31, 2004, 2003 and 2002 were $4.4 million, $3.7 million and $4.4 million, respectively.

Expenditures for repairs and maintenance are charged to operations as incurred. Significant betterments are capitalized. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.

The Company computes depreciation and amortization on properties using the straight-line method based on estimated useful asset lives. In accordance with SFAS No. 141, the Company allocates the acquisition cost of real estate to land, building, tenant improvements, acquired “above-” and “below-market” leases, origination costs and acquired in-place leases based on an assessment of their fair value and depreciates or amortizes these assets (or liabilities) over their useful lives. The amortization of acquired “above-” and “below-market” leases and acquired in-place leases is recorded as an adjustment to revenue and depreciation and amortization, respectively, in the Consolidated Statements of Operations.

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

Cash Held in Escrows

Escrows include amounts established pursuant to various agreements for security deposits, property taxes, insurance and other costs.

Investments in Securities

The Company accounts for investments in securities of publicly traded companies in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Investments.” Investments in securities of non-publicly traded companies are recorded at cost, as they are not considered marketable under SFAS No. 115. During the year ended December 31, 2002, the Company realized a loss totaling $4.3 million, related to the write-down of securities of a technology company. There were no losses realized for the years ended December 31, 2004 and 2003. The Company determined that the decline in the fair value of these securities was other than temporary as defined by SFAS No. 115. At December 31, 2004 and 2003, the Company had insignificant investments in securities.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tenant and other receivables

Tenant and other accounts receivable, other than accrued rents receivable, are expected to be collected within one year.

Deferred Charges

Deferred charges include leasing costs and financing fees. Leasing costs include an allocation for acquired intangible in-place lease values and direct and incremental fees and costs incurred in the successful negotiation of leases, including brokerage, legal, internal leasing employee salaries and other costs which have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Internal leasing salaries and related costs capitalized for the years ended December 31, 2004, 2003 and 2002 were $1.5 million, $1.3 million and $0.7 million, respectively. External fees and costs incurred to obtain long-term financing have been deferred and are being amortized over the terms of the respective loans on a basis that approximates the effective interest method and are included with interest expense. Unamortized financing and leasing costs are charged to expense upon the early repayment or significant modification of the financing or upon the early termination of the lease, respectively. Fully amortized deferred charges are removed from the books upon the expiration of the lease or maturity of the debt.

Investments in Unconsolidated Joint Ventures

Except for ownership interests in a variable interest entity, the Company accounts for its investments in joint ventures under the equity method of accounting because it exercises significant influence over, but does not control, these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over 40 years or the term of the agreement, if shorter. Under the equity method of accounting, the net equity investment of the Company is reflected within the Consolidated Balance Sheets, and the Company’s share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses, however, the Company’s recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. For ownership interests in variable interest entities, the Company consolidates those in which it is the primary beneficiary.

To the extent that the Company contributes assets to a joint venture, the Company’s investment in joint venture is recorded at the Company’s cost basis in the assets that were contributed to the joint venture. To the extent that the Company’s cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in the Company’s share of equity in net income of the joint venture. In accordance with the provisions of Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures,” the Company will recognize gains on the contribution of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale.

Revenue Recognition

Base rental revenue is reported on a straight-line basis over the terms of the respective leases. The impact of the straight-line rent adjustment increased revenue by $61.3 million, $48.5 million and $51.0 million for the years ended December 31, 2004, 2003 and 2002, respectively, as the revenue recorded exceeded amounts billed. In accordance with SFAS No. 141, the Company recognizes rental revenue of acquired in-place “above-” and “below-market” leases at their fair values over the terms of the respective leases. Accrued rental income

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

represents rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements. The Company maintains an allowance against accrued rental income for future potential tenant credit losses. The credit assessment is based on the estimated accrued rental income that is recoverable over the term of the lease. The Company also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or geographic specific credit considerations. If the Company’s estimates of collectibility differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The credit risk is mitigated by the high quality of the Company’s existing tenant base, reviews of prospective tenant’s risk profiles prior to lease execution and continual monitoring of the Company’s portfolio to identify potential problem tenants.

Recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs are recognized as revenue in the period the expenses are incurred. Tenant reimbursements are recognized and presented in accordance with EITF Issue 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (“Issue 99-19”). Issue 99-19 requires that these reimbursements be recorded gross, as the Company is generally the primary obligor with respect to purchasing goods and services from third- party suppliers, has discretion in selecting the supplier and has credit risk.

The Company’s hotel revenues are derived from room rentals and other sources such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue and laundry services. Hotel revenues are recognized as earned.

Management fees are recorded and earned based on a percentage of collected rents at the properties under management, and not on a straight-line basis, because such fees are contingent upon the collection of rents.

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

Earnings Per Common Unit

Basic earnings per common unit is computed by dividing net income available to common unitholders, as adjusted for allocations of undistributed earnings (if any) of certain securities issued by the Company, by the weighted average number of common units (including redeemable common units) outstanding during the year. Diluted earnings per common unit reflects the potential dilution that could occur from units issuable under Boston Properties, Inc.’s stock-based compensation plans, including upon the exercise of stock options, and conversion of preferred units of the Company.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, escrows, receivables, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the short maturities of these instruments.

For purposes of disclosure, the Company calculates the fair value of mortgage debt and unsecured senior notes. The Company discounts the spread between the future contractual interest payments and future interest payments on mortgage debt and unsecured notes based on a current market rate. In determining the current market rate, the Company adds its estimation of a market spread to the quoted yields on federal government treasury securities with similar maturity dates to its debt.

Income Taxes

The partners are required to report their respective share of the Company’s taxable income or loss on their respective income tax returns and are liable for any related taxes thereon. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to the Company’s consolidated taxable REIT subsidiaries. The Company’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items.

In January 2002, the Company formed a taxable REIT subsidiary (“TRS”), IXP, Inc. (IXP) which acts as a captive insurance company and is one of the elements of its overall insurance program. The accounts of IXP are consolidated within the Company. IXP is a captive TRS subject to tax at the federal and state level. Accordingly, the Company has recorded a tax provision in the Company’s Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002.

Effective July 1, 2002, the Company restructured the leases with respect to its ownership of the three hotel properties by forming a TRS. The hotel TRS, a wholly owned subsidiary of the Company, is the lessee pursuant to leases for each of the hotel properties. As lessor, the Company is entitled to a percentage of gross receipts from the hotel properties. Marriott International, Inc. continues to manage the hotel properties under the Marriott® name and under terms of the existing management agreements. In connection with the restructuring, the revenue and expenses of the hotel properties are being reflected in the Company’s Consolidated Statements of Operations. The hotel TRS is subject to tax at the federal and state level and, accordingly, the Company has recorded a tax provision in the Company’s Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002.

To assist Boston Properties, Inc. in maintaining its status as a REIT, the Company had previously leased its three hotel properties, pursuant to leases with a participation in the gross receipts of such hotel properties, to a lessee (“ZL Hotel LLC”) in which Messrs. Zuckerman and Linde, the Chairman of the Board and Chief Executive Officer of Boston Properties, Inc., respectively, were the sole member-managers. Marriott International, Inc. managed these hotel properties under the Marriott® name pursuant to management agreements with the lessee. Rental revenue from these leases totaled approximately $12.2 million for the six-month period in 2002 prior to the formation of the hotel TRS.

The net difference between the tax basis and the reported amounts of the Company’s assets and liabilities is approximately $1.9 billion and $1.6 billion as of December 31, 2004 and 2003, respectively.

Certain entities included in the Company’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following reconciles GAAP net income to taxable income:

	For the year ended December 31,
	2004	2003	2002
	(in thousands)
Net income before preferred distributions and allocation of undistributed earnings	$361,933	$473,301	$570,958
Straight-line rent adjustments	(62,302)	(47,364)	(51,268)
Book/Tax differences from depreciation and amortization	58,721	40,930	39,284
Book/Tax differences on gains/losses from capital transactions	(23,086)	(164,954)	(254,697)
Other book/tax differences, net	(88,779)	(41,114)	524

Taxable income	$246,487	$260,799	$304,801

Stock-based employee compensation plan

At December 31, 2004, Boston Properties, Inc. has stock-based employee compensation plans. In 2003, the Company transitioned to granting restricted stock and/or LTIP Units, as opposed to granting stock options, as its primary vehicle for employee equity compensation under its stock-based employee compensation plan. The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of the Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. All outstanding options had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income available to common unitholders and earnings per common unit if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, to stock-based employee compensation.

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except for per unit amounts)
Net income available to common unitholders	$344,800	$442,136	$520,696
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(1,807)	(6,626)	(8,699)

Pro forma net income available to common unitholders	$342,993	$435,510	$511,997

Earnings per common unit:
Basic—as reported	$2.69	$3.74	$4.58

Basic—pro forma	$2.67	$3.69	$4.51

Diluted—as reported	$2.64	$3.69	$4.53

Diluted—pro forma	$2.63	$3.64	$4.45

Reclassifications

Certain prior-year balances have been reclassified in order to conform to the current-year presentation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include such items as depreciation and allowances for doubtful accounts. Actual results could differ from those estimates.

3.    Real Estate

Real estate consisted of the following at December 31 (in thousands):

	2004	2003
Land	$1,879,247	$1,689,127
Land held for future development	218,401	228,193
Real estate held for sale, net	—	5,604
Buildings and improvements	6,466,726	5,911,221
Tenant improvements	537,917	474,228
Furniture, fixtures and equipment	34,590	68,261
Development in process	35,063	542,600

Total	9,171,944	8,919,234
Less: Accumulated depreciation	(1,139,778)	(999,569)

	$8,032,166	$7,919,665

4.    Deferred Charges

Deferred charges consisted of the following at December 31 (in thousands):

	2004	2003
Leasing costs	$294,405	$230,156
Financing costs	95,244	80,892

	389,649	311,048
Less: Accumulated amortization	(134,699)	(122,193)

	$254,950	$188,855

5.    Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consists of the following at December 31, 2004:

Entity	Property	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50.0%

The Metropolitan Square Associates LLC	Metropolitan Square	51.0	%(1)

BP/CRF 265 Franklin Street Holdings LLC	265 Franklin Street	35.0%

BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(2)(3)

New Jersey & H Street LLC	801 New Jersey Avenue	50.0	%(3)

Wisconsin Place Entities	Wisconsin Place	23.9	%(3)(4)

Boston Properties Office Value-Added Fund, L.P.	Worldgate Plaza	25.0	%(2)

(1)	This joint venture is accounted for under the equity method due to participatory rights of the outside partner.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(3)	The property is not in operation (i.e., under construction, partially placed in-service or lease of or a contract to acquire undeveloped land).
(4)	Represents the Company’s effective ownership interest. The Company has a 66.67%, 5% and 0% interest in the office, retail and residential joint venture entities, respectively, which each own a 33.33% interest in the entity developing and owning the land and infrastructure of the project.

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

On August 2, 2004, the Company entered into joint ventures with unrelated third parties to pursue the development of a Class A office building totaling approximately 305,000 net rentable square feet and retail space that will be part of a mixed-use development of office, retail and residential properties known as Wisconsin Place located in Chevy Chase, Maryland. The new development will sit above a shared four-story parking garage with over 1,700 parking spaces. The Company has a 66.67% interest in the joint venture entity that will develop and own the office building component of the project (the “Office Entity”). The Company has a 5.0% interest in the joint venture entity that will develop and own the retail component of the project (the “Retail Entity”). The Company has accounted for its investment in the Retail Entity under the equity method of accounting. The Company does not have an ownership interest in the entity that will develop and own the residential component of the project (the “Residential Entity”). Each of the Office Entity, Retail Entity and Residential Entity owns a 33.33% interest in the entity owning and developing the land and infrastructure components of the project (the “Land and Infrastructure Entity”). The Land and Infrastructure Entity acquired the land for a purchase price of $23.5 million from an unrelated third party and obtained seller financing totaling $23.5 million. The seller financing is non-interest bearing and matures in February 2008. The Land and Infrastructure Entity has recorded the seller financing at its fair value of approximately $21.5 million as of December 31, 2004, using an effective interest rate of 4.38% per annum. The Company, with the other third-party joint venture partners, has agreed to guarantee the seller financing on behalf of the Land and Infrastructure Entity.

On September 22, 2004, the Company entered into an agreement, through a joint venture with unrelated third parties, to acquire a 21-acre site located on Boston’s waterfront, known as Fan Pier, for approximately $125.0 million, of which a deposit of $2.5 million was paid by the joint venture to the seller. The mixed-use master plan for Fan Pier included office, retail, residential and civic uses. The Company had a 33.33% interest in the joint venture formed to acquire the site and accounted for its investment under the equity method of accounting. On November 8, 2004, the joint venture exercised its right to terminate the purchase agreement to acquire Fan Pier. The venture forfeited its $2.5 million deposit, of which the Company’s share was $0.8 million. In addition, the Company recognized approximately $0.3 million of related due diligence costs.

On September 30, 2004, the joint venture entity that owns 265 Franklin Street in Boston, Massachusetts refinanced the mortgage loan collateralized by the property. The old mortgage loan totaling $54.0 million bore interest at a floating rate equal to LIBOR plus 1.30% per annum and was scheduled to mature on October 1,

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004. The new mortgage loan facility totaling $70.0 million is comprised of $55.0 million disbursed at closing and an additional $15.0 million available to be drawn to fund future tenant improvement and leasing costs. The new mortgage loan facility requires interest-only payments at a floating rate equal to LIBOR plus 1.10% per annum and matures in September 2007, with two one-year extension options.

On October 25, 2004, the Company formed the Value-Added Fund with third parties to pursue the acquisition of value-added investments in non-core office assets within the Company’s existing markets. The Value-Added Fund has total equity commitments of $140 million, of which the Company has committed $35 million. The Company will receive asset management, property management, leasing and redevelopment fees, and if certain return thresholds are achieved will be entitled to an additional promoted interest.

On November 1, 2004, the Value-Added Fund completed the acquisition of Worldgate Plaza, a 322,000 square foot office complex located in Herndon, Virginia for a purchase price of approximately $78.2 million. The acquisition was financed with new mortgage indebtedness totaling $57.0 million and approximately $21.2 million in cash, of which the Company’s share was $5.3 million. The mortgage financing bears interest at a variable rate equal to LIBOR plus 0.89% per annum and matures in October 2007, with two one-year extension options. In addition, the Value-Added Fund entered into an agreement to cap the interest rate at 9.5% for a nominal fee.

On December 20, 2004, the joint venture entity that owns 901 New York Avenue located in Washington, D.C. refinanced the construction loan collateralized by the property. The original construction loan had an outstanding balance of $96.7 million, bore interest at LIBOR plus 1.65% per annum and was scheduled to mature in November 2005. The new mortgage loan totaling $170.0 million bears interest at a fixed rate of 5.19% per annum and matures on January 1, 2015. The new mortgage loan requires interest-only payments for the first three years and requires principal and interest payments based on a 30-year amortization for years four through ten.

The combined summarized financial information of the unconsolidated joint ventures is as follows (in thousands):

	December 31,
Balance Sheets	2004	2003
Real estate and development in process, net	$639,257	$567,924
Other assets	86,756	49,772

Total assets	$726,013	$617,696

Mortgage and Notes payable (1)	$531,492	$388,196
Other liabilities	10,535	14,749
Members’/Partners’ equity	183,986	214,751

Total liabilities and members’/partners’ equity	$726,013	$617,696

Company’s share of equity	$78,177	$85,932
Basis differential (2)	2,778	2,854

Carrying value of the Company’s investments in unconsolidated joint ventures	$80,955	$88,786

(1)	At December 31, 2003, the Company had a guarantee obligation outstanding with a lender totaling approximately $1.4 million related to the re-tenanting of 265 Franklin Street. In September 2004, the guarantee obligation was released upon the refinancing of the mortgage loan.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company and its partner in the 901 New York Avenue venture have agreed to guarantee up to $3.0 million and $9.0 million, respectively, of mortgage financing on behalf of the joint venture entity. The joint venture partner has pledged cash for its $9.0 million guarantee. The amounts guaranteed are subject to decrease (and elimination) upon the satisfaction of certain operating performance and financial measures.

The Company, with the other third-party joint venture partners in the Wisconsin Place ventures, have agreed to guarantee the seller financing totaling $23.5 million on behalf of the Land and Infrastructure Entity. The fair value of the Company’s stand-ready obligation related to the issuance of this guarantee is immaterial. The Company’s recourse under the guarantee is limited to the assets of the joint venture.

(2)	This amount represents the aggregate difference between the Company’s historical cost basis reflected and the basis reflected at the joint venture level, which is typically amortized over the life of the related asset. Basis differentials occur primarily upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

Statements of Operations	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Total revenue	$66,755	$89,027	$94,678
Expenses
Operating	21,241	27,212	26,534
Interest	21,821	29,510	32,964
Depreciation and amortization	14,928	18,082	17,058

Total expenses	57,990	74,804	76,556

Net income	$8,765	$14,223	$18,122

Company’s share of net income	$3,380	$6,016	$7,954

6.    Mortgage Notes Payable

The Company had outstanding mortgage notes payable totaling approximately $3.5 billion as of December 31, 2004 and 2003, each collateralized by one or more buildings and related land included in real estate assets. The mortgage notes payable are generally due in monthly installments and mature at various dates through August 1, 2021.

Fixed rate mortgage notes payable totaled approximately $3.1 billion at December 31, 2004 and 2003, with interest rates ranging from 3.5% to 8.59% (averaging 7.0% at December 31, 2004 and 2003, respectively).

Variable rate mortgage notes payable (including construction loans payable) totaled approximately $423.8 million and $375.5 million at December 31, 2004 and 2003, respectively, with interest rates ranging from 0.90% to 1.00% above the London Interbank Offered Rate (“LIBOR”) in 2004 and ranging from 1.40% above LIBOR to 1.95% above LIBOR in 2003. As of December 31, 2004 and 2003, the LIBOR rate was 2.40% and 1.12%, respectively.

On January 23, 2004, the Company refinanced its $493.5 million construction loan facility collateralized by the Times Square Tower property in New York City. The old construction loan facility bore interest at LIBOR plus 1.95% per annum and was scheduled to mature in November 2004. The refinanced construction loan facility

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

totals $475.0 million and is comprised of two tranches. The first tranche of the refinanced construction loan facility consists of a $300.0 million loan commitment which bears interest at LIBOR plus 0.90% per annum and matures in January 2006. The first tranche includes a provision for a one-year extension at the option of the Company. The second tranche consists of a $175.0 million term loan which bears interest at LIBOR plus 1.00% per annum and matures in January 2007. At December 31, 2004, the outstanding balance under the refinanced construction loan facility was $423.8 million. This loan facility involves a syndicate of lenders. Accordingly, for those lenders that participated in both the original loan and the refinancing, the initial direct debt issuance costs and the costs incurred with the refinancing are being amortized over the term of the loan. Furthermore, for those lenders that did not participate in the refinancing, the Company has reflected these amounts as an extinguishment, which did not have a significant impact on the Company’s consolidated financial statements.

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

On September 24, 2004, the Company refinanced the construction loan on its New Dominion Technology Park, Building Two property located in Herndon, Virginia. The original construction loan had an outstanding balance of $56.9 million, bore interest at LIBOR plus 1.25% per annum and was scheduled to mature in December 2005. The new mortgage loan totaling $63.0 million requires interest-only payments at a fixed rate of 5.55% per annum until it matures in October 2014. The Company has accounted for the refinancing as an extinguishment of debt, which did not have a significant impact on the Company’s consolidated financial statements.

Four mortgage loans totaling $257.3 million at December 31, 2004 and two mortgage loans totaling approximately $139.8 million at December 31, 2003 have been accounted for at their fair values on the date the mortgage loans were assumed. The impact of using this accounting method decreased interest expense by $2.7 million, $1.3 million and $2.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. The cumulative liability related to these accounting methods was $24.1 million and $11.6 million at December 31, 2004 and 2003, respectively, and is included in mortgage notes payable.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Combined aggregate principal payments of mortgage notes payable at December 31, 2004 are as follows:

(in thousands)
2005	$279,029
2006	557,123
2007	362,318
2008	974,758
2009	188,278
Thereafter	1,179,625

7.    Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of December 31, 2004 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate (1)	Principal Amount	Maturity Date (2)
10 Year Unsecured Senior Notes	6.250%	6.296%	$750,000	01/15/13
10 Year Unsecured Senior Notes	6.250%	6.280%	175,000	01/15/13
12 Year Unsecured Senior Notes	5.625%	5.636%	300,000	04/15/15
12 Year Unsecured Senior Notes	5.000%	5.075%	250,000	06/01/15

Total principal			1,475,000
Net discount			(4,317)

Total			$1,470,683

(1)	Yield on issuance date including the effects of discounts on the notes.

(2)	No principal amounts are due prior to maturity.

The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At December 31, 2004 and 2003, the Company was in compliance with each of these financial restrictions and requirements.

8.    Unsecured Line of Credit

On January 17, 2003, the Company extended its $605.0 million unsecured revolving credit facility (the “Unsecured Line of Credit”) for a three-year term expiring on January 17, 2006 with a provision for a one-year extension at the option of the Company, subject to certain conditions. Outstanding balances under the Unsecured Line of Credit bear interest at a per annum variable rate of Eurodollar plus 0.70%. In addition, a facility fee equal to 20 basis points per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in the Company’s unsecured debt ratings. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a reduced Eurodollar rate. At December 31, 2004 and 2003, there was $0 and $63.0 million outstanding under the Unsecured Line of Credit, respectively. The weighted-average balance outstanding was approximately $19.0 million and $28.3 million during the year ended December 31, 2004 and 2003, respectively. The weighted-average interest rate on amounts outstanding was approximately 1.83% and 1.87% during the year ended December 31, 2004 and 2003, respectively.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The terms of the Unsecured Line of Credit require that the Company maintain a number of customary financial and other covenants on an ongoing basis, including: (1) an unsecured loan-to-value ratio against our total borrowing base not to exceed 60%, unless our leverage ratio exceeds 60%, in which case it is not to exceed 55%, (2) a secured debt leverage ratio not to exceed 55%, (3) a debt service coverage ratio of at least 1.40 for our borrowing base properties, (4) a fixed charge coverage ratio of at least 1.30 and a debt service coverage ratio of at least 1.50, (5) a leverage ratio not to exceed 60%, however for five consecutive quarters (not including the two quarters prior to expiration) the leverage ratio can go to 65%, (6) limitations on additional indebtedness and stockholder distributions, and (7) a minimum net worth requirement. As of December 31, 2004 and 2003, the Company was in compliance with each of these financial and other covenant requirements.

9.    Commitments and Contingencies

General

In the normal course of business, the Company guarantees its performance of services or indemnifies third parties against its negligence.

The Company has letter of credit and performance obligations of approximately $19.5 million related to lender and development requirements.

The Company, with its other third-party joint venture partners, has agreed to guarantee the seller financing totaling $23.5 million on behalf of WP Project Developer LLC, the Land and Infrastructure Entity at Wisconsin Place.

The Company has agreed to guarantee up to $3.0 million of mortgage financing on behalf of a joint venture entity. The amount guaranteed is subject to decrease (and elimination) upon the satisfaction of certain operating performance and financial measures.

The Company’s agreement for its Citigroup Center joint venture includes a provision whereby, after a certain specified time, the joint venture partner has the right to initiate a purchase or sale of its interest in the joint venture. Under this provision, the Company is compelled to purchase, at fair value, the joint venture partner’s interest. Certain of the Company’s other joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

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

Some potential losses are not covered by insurance.

The Company carries insurance coverage on its properties of types and in amounts and with deductibles that it believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act, or TRIA, was enacted in November 2002 to require regulated insurers to make available

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

coverage for certified acts of terrorism (as defined by the statute) through December 31, 2004, which date was extended to December 31, 2005 by the United States Department of Treasury on June 18, 2004. TRIA expires on December 31, 2005, and the Company cannot currently anticipate whether it will be extended. The Company’s current property insurance program provides an $890 million per occurrence limit for both “certified” and “non-certified” acts of terrorism as defined by TRIA. The Company also carries nuclear, biological and chemical terrorism insurance coverage (“NBC Coverage”) with a $640 million per occurrence limit for “certified” acts of terrorism as defined by TRIA, which is provided by IXP, Inc. as a direct insurer. Under TRIA, this NBC Coverage is backstopped by the Federal Government after the payment of the required deductible and 10% coinsurance. This coverage provided by IXP expires on May 1, 2005. The Company currently intends to extend such coverage for so long as TRIA is in effect and is evaluating whether to increase the amount of the coverage. In the event TRIA is not extended beyond December 31, 2005, (1) the NBC Coverage provided by IXP will terminate, and (2) the Company has the right to replace a portion of coverage for acts of terrorism (other than NBC Coverage) that would have constituted both “certified” and “non-certified” acts of terrorism had TRIA not expired. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance and maintain insurance in amounts and on terms that are commercially reasonable.

The Company also currently carries earthquake insurance on its properties located in areas known to be subject to earthquakes in an amount and subject to deductibles and self-insurance that it believes is commercially reasonable. Specifically, the Company currently carries earthquake insurance which covers its San Francisco portfolio with a $120 million per occurrence limit and a $120 million aggregate limit, $20 million of which is provided by IXP, Inc., as a direct insurer. The amount of the Company’s earthquake insurance coverage may not be sufficient to cover losses from earthquakes. As a result of increased costs of coverage and limited availability, the amount of third-party earthquake insurance that the Company may be able to purchase on commercially reasonable terms may be reduced. In addition, the Company may discontinue earthquake insurance on some or all of its properties in the future if the premiums exceed the Company’s estimation of the value of the coverage.

In January 2002, the Company formed a wholly-owned taxable REIT subsidiary, IXP, Inc., or IXP, to act as a captive insurance company and be one of the elements of its overall insurance program. IXP acts as a direct insurer with respect to a portion of the Company’s earthquake insurance coverage for its Greater San Francisco properties and its NBC Coverage for “certified acts of terrorism” under TRIA. Insofar as the Company owns IXP, it is responsible for its liquidity and capital resources, and the accounts of IXP are part of the Company’s consolidated financial statements. If the Company experiences a loss and IXP is required to pay under its insurance policy, the Company would ultimately record the loss to the extent of IXP’s required payment. Therefore, insurance coverage provided by IXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

The Company continues to monitor the state of the insurance market in general, and the scope and costs of coverage for acts of terrorism in particular, but it cannot anticipate what coverage will be available on commercially reasonable terms in future policy years. There are other types of losses, such as from wars or the presence of mold at the Company’s properties, for which it cannot obtain insurance at all or at a reasonable cost. With respect to such losses and losses from acts of terrorism, earthquakes or other catastrophic events, if the Company experiences a loss that is uninsured or that exceeds policy limits, it could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties. Depending on the specific circumstances of each affected property, it is possible that the Company could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect the Company’s business and financial condition and results of operations.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Environmental Matters

It is the Company’s policy to retain independent environmental consultants to conduct or update Phase I environmental assessments (which generally do not involve invasive techniques such as soil or ground water sampling) and asbestos surveys in connection with the Company’s acquisition of properties. These pre-purchase environmental assessments have not revealed environmental conditions that the Company believes will have a material adverse effect on its business, assets, financial condition, results of operations or liquidity, and the Company is not otherwise aware of environmental conditions with respect to its properties that the Company believes would have such a material adverse effect. However, from time to time environmental conditions at the Company’s properties have required and may in the future require environmental testing and/or regulatory filings, as well as remedial action.

In February 1999, the Company (through a joint venture) acquired from Exxon Corporation a property in Massachusetts that was formerly used as a petroleum bulk storage and distribution facility and was known by the state regulatory authority to contain soil and groundwater contamination. The Company developed an office park on the property. The Company engaged a specially licensed environmental consultant to oversee the management of contaminated soil and groundwater that was disturbed in the course of construction. Under the property acquisition agreement, Exxon agreed to (1) bear the liability arising from releases or discharges of oil and hazardous substances which occurred at the site prior to the Company’s ownership, (2) continue monitoring and/or remediating such releases and discharges as necessary and appropriate to comply with applicable requirements, and (3) indemnify the Company for certain losses arising from preexisting site conditions. Any indemnity claim may be subject to various defenses, and there can be no assurance that the amounts paid under the indemnity, if any, would be sufficient to cover the liabilities arising from any such releases and discharges.

Environmental investigations at two of the Company’s properties in Massachusetts have identified groundwater contamination migrating from off-site source properties. In both cases the Company engaged a specially licensed environmental consultant to perform the necessary investigations and assessments and to prepare submittals to the state regulatory authority, including Downgradient Property Status Opinions. The environmental consultant concluded that the properties qualify for Downgradient Property Status under the state regulatory program, which eliminates certain deadlines for conducting response actions at a site. The Company also believes that these properties qualify for liability relief under certain statutory amendments regarding

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

upgradient releases. Although the Company believes that the current or former owners of the upgradient source properties may bear responsibility for some or all of the costs of addressing the identified groundwater contamination, the Company will take necessary further response actions (if any are required). Other than periodic testing, no such additional response actions are anticipated at this time.

The Company owns a property in Massachusetts where historic groundwater contamination was identified prior to acquisition. The Company engaged a specially licensed environmental consultant to perform investigations and to prepare necessary submittals to the state regulatory authority. The environmental consultant has concluded that (1) certain identified groundwater contaminants are migrating to the subject property from an off-site source property and (2) certain other detected contaminants are likely related to a historic release on the subject property. The Company has filed a Downgradient Property Status Opinion (described above) with respect to contamination migrating from off-site and a Response Action Outcome (“RAO”) with respect to the identified historic release. The RAO indicates that regulatory closure has been achieved and that no further action is required at this time.

Some of the Company’s properties and certain properties owned by the Company’s affiliates are located in urban, industrial and other previously developed areas where fill or current or historical uses of the areas have caused site contamination. Accordingly, it is sometimes necessary to institute special soil and/or groundwater handling procedures and/or include particular building design features in connection with development, construction and other property operations in order to achieve regulatory closure and/or ensure that contaminated materials are addressed in an appropriate manner. In these situations it is the Company’s practice to investigate the nature and extent of detected contamination and estimate the costs of required response actions and special handling procedures. The Company then uses this information as part of its decision-making process with respect to the acquisition and/or development of the property. The Company owns a parcel in Massachusetts, formerly used as a quarry/asphalt batching facility, which the Company may develop in the future. Pre-purchase testing indicated that the site contains relatively low levels of certain contaminants. The Company has engaged a specially licensed environmental consultant to monitor environmental conditions at the site and prepare necessary regulatory submittals based on the results of an environmental risk characterization. The Company anticipates that additional response actions necessary to achieve regulatory closure (if any) will be performed prior to or in connection with future development activities. When appropriate, closure documentation will be submitted for public review and comment pursuant to the state regulatory authority’s public information process.

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

Sale of Property

The Company’s Partnership Agreement provides that, until June 23, 2007, the Company may not sell or otherwise transfer three designated properties (or a property acquired pursuant to the disposition of a designated property in a non-taxable transaction) in a taxable transaction without the prior written consent of Mr. Mortimer B. Zuckerman, Chairman of the Board of Directors of Boston Properties, Inc., and Mr. Edward H. Linde, President and Chief Executive Officer of Boston Properties, Inc. The Company is not required to obtain their consent if each of them does not hold at least 30% of their original interests in the Company, or if those properties are transferred in a non-taxable event. In connection with the acquisition or contribution of 27 properties, the Company entered into similar agreements for the benefit of the selling or contributing parties which specifically state that until specified dates ranging from November 2006 to April 2016, or such time as the

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contributors do not hold at least a specified percentage of the OP Units owned by such person following the contribution of the properties, the Company will not sell or otherwise transfer the properties in a taxable transaction.

10.    Minority Interests in Property Partnerships

The minority interests in property partnerships consist of the outside equity interest in the ventures that own Citigroup Center and the Office Entity at Wisconsin Place. These ventures are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in the ventures that are not owned by the Company, totaling approximately $26.9 million and $27.6 million at December 31, 2004 and 2003, respectively, are included in Minority Interests in Property Partnerships on the accompanying Consolidated Balance Sheets. The minority interest holder’s share of income for Citigroup Center is reflective of the Company’s preferential return on and of its capital.

11.    Redeemable Partnership Units

The following table reflects the activity for redeemable partnership units for the years ended December 31, 2004, 2003 and 2002:

Balance at December 31, 2001	$1,287,866
Contributions	1,788
Net income	128,512
Distributions	(74,280)
Conversion of redeemable partnership units	(130,247)
Adjustments to reflect redeemable partnership units at redemption value	(108,078)

Balance at December 31, 2002	1,105,561

Contributions	—
Net income	104,283
Distributions	(74,145)
Conversion of redeemable partnership units	(5,045)
Adjustments to reflect redeemable partnership units at redemption value	288,706

Balance at December 31, 2003	1,419,360

Contributions	8,120
Net income	75,852
Distributions	(70,209)
Conversion of redeemable partnership units	(56,843)
Unearned compensation	(6,379)
Adjustments to reflect redeemable partnership units at redemption value	381,324

Balance at December 31, 2004	$1,751,225

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Each of the Series Two and Three and Series A Parallel Preferred Units bear a preferred distribution at an increasing rate, ranging form 5.00% to 7.00% per annum with a liquidation preference of $50 per unit and are convertible into OP Units at a rate of $38.10 per unit. In addition, the Series Two and Three and Series A Parallel Preferred Units are redeemable for cash at the election of the holder in six annual tranches beginning on May 12, 2009. The Series A Parallel Preferred Units were converted into OP Units in July 2002. During the year ended December 31, 2004, 1,318,326 Series Two Preferred Units were converted to OP Units. There were no conversions of Series Two Preferred Units during the year ended December 31, 2003. During the year ended December 31, 2002, 645,075 Series Two and all Series Three Preferred Units were converted into OP Units. As of December 31, 2004 and 2003, the Company had 4,082,335 and 5,400,661 Series Two Preferred Units outstanding, respectively.

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

Due to the redemption option and the conversion option existing outside the control of the Company, such Preferred Units are not included in Partners’ Capital and are reflected in the consolidated balance sheets at an amount equivalent to the value of such units had such units been redeemed at December 31, 2004 and 2003, respectively. Included in preferred distributions in the Consolidated Statements of Operations is accretion of approximately $2.0 million, $2.4 million and $2.5 million for the years ended December 31, 2004, 2003 and 2002, respectively which represents the accretion of Preferred Units from the value at issuance to the liquidation value.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Partners’ Capital

The following table presents the changes in the issued and outstanding partners’ capital units since January 1, 2002:

	General Partner Units	Limited Partner Units	Total Partners’ Capital Units
Outstanding at January 1, 2002	1,109,934	89,670,657	90,780,591
Units issued to Boston Properties, Inc. related to Common Stock issued for the conversion of Preferred Units	15,785	1,477,510	1,493,295
Units issued to Boston Properties, Inc. related to Common Stock issued under the Employee Stock Purchase Plan	91	8,504	8,595
Units issued to Boston Properties, Inc. related to Common Stock issued under the Restricted Stock Award Plan	557	52,193	52,750
Units issued to Boston Properties, Inc. related to Common Stock issued for stock option exercises	3,485	326,219	329,704
Units issued to Boston Properties, Inc. related to Common Stock issued in exchange for OP Units	776	72,608	73,384
Units issued to Boston Properties, Inc. related to Common Stock issued for the conversion of preferred stock	27,744	2,596,927	2,624,671

Outstanding at December 31, 2002	1,158,372	94,204,618	95,362,990

Units issued to Boston Properties, Inc. related to Common Stock issued for the conversion of Preferred Units	2,555	151,361	153,916
Units issued to Boston Properties, Inc. related to Common Stock issued under the Employee Stock Purchase Plan	206	12,177	12,383
Units issued to Boston Properties, Inc. related to Common Stock issued under the Restricted Stock Award Plan	2,932	173,744	176,676
Units issued to Boston Properties, Inc. related to Common Stock issued for stock option exercises	40,711	2,412,080	2,452,791
Units issued to Boston Properties, Inc. related to Common Stock issued in exchange for OP Units	1,185	70,236	71,421

Outstanding at December 31, 2003	1,205,961	97,024,216	98,230,177

Units issued to Boston Properties, Inc. related to Common Stock issued for the completion of a public offering	53,964	5,646,036	5,700,000
Units issued to Boston Properties, Inc. related to Common Stock issued for the conversion of Preferred Units	16,379	1,713,705	1,730,084
Units issued to Boston Properties, Inc. related to Common Stock issued under the Employee Stock Purchase Plan	106	11,019	11,125
Units issued to Boston Properties, Inc. related to Common Stock issued under the Restricted Stock Award Plan	224	23,433	23,657
Units issued to Boston Properties, Inc. related to Common Stock issued for stock option exercises	36,119	3,778,955	3,815,074
Units issued to Boston Properties, Inc. related to Common Stock issued in exchange for OP Units	7,672	802,696	810,368

Outstanding at December 31, 2004	1,320,425	109,000,060	110,320,485

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Future Minimum Rents

The Properties are leased to tenants under net operating leases with initial term expiration dates ranging from 2005 to 2029. The future minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of December 31, 2004, under non-cancelable operating leases (including leases for properties under development), which expire on various dates through 2029, are as follows:

Years Ending December 31,	(in thousands)
2005	$1,033,210
2006	1,022,277
2007	961,701
2008	909,208
2009	843,608
Thereafter	4,786,416

No single tenant represented more than 10.0% of the Company’s total rental revenue for the years ended December 31, 2004, 2003 and 2002.

14.    Segment Reporting

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Greater Boston, Greater Washington, D.C., Midtown Manhattan, Greater San Francisco and New Jersey. Segments by property type include: Class A Office, Office/Technical, Industrial and Hotels.

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

Net Operating Income is not a measure of operating results or cash flows from operating activities as measured by accounting principles generally accepted in the United States of America, and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate Net Operating Income in the same manner. The Company considers Net Operating Income to be an appropriate supplemental measure to net income because it helps both investors and management to understand the core operations of the Company’s properties. During 2003 and 2004, the revenue and expenses of the hotel properties have been included in the operations of the Company. During 2002, the operations of the hotel properties were reflected as a net lease payment in rental revenue and real estate tax expense in property operating expenses.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information by geographic area and property type (dollars in thousands):

For the year ended December 31, 2004:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A Office	$286,578	$240,645	$478,652	$195,560	$69,051	$1,270,486
Office/Technical	8,525	14,144	—	134	—	22,803
Industrial	3	—	—	—	—	3
Hotels	76,342	—	—	—	—	76,342

Total	371,448	254,789	478,652	195,694	69,051	1,369,634
% of Grand Totals	27.12%	18.60%	34.95%	14.29%	5.04%	100.00%
Rental Expenses:
Class A Office	98,480	66,505	147,127	73,894	27,587	413,593
Office/Technical	1,997	2,979	—	36	—	5,012
Industrial	417	—	—	—	—	417
Hotels	55,724	—	—	—	—	55,724

Total	156,618	69,484	147,127	73,930	27,587	474,746
% of Grand Totals	32.99%	14.64%	30.99%	15.57%	5.81%	100.00%

Net operating income	$214,830	$185,305	$331,525	$121,764	$41,464	$894,888

% of Grand Totals	24.01%	20.71%	37.04%	13.61%	4.63%	100.00%

For the year ended December 31, 2003:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A Office	$278,033	$196,295	$433,875	$206,534	$70,694	$1,185,431
Office/Technical	8,603	12,937	—	1,679	—	23,219
Industrial	596	—	—	—	—	596
Hotels	70,083	—	—	—	—	70,083

Total	357,315	209,232	433,875	208,213	70,694	1,279,329
% of Grand Totals	27.93%	16.35%	33.91%	16.28%	5.53%	100.00%
Rental Expenses:
Class A Office	101,236	53,727	132,492	77,757	26,376	391,588
Office/Technical	2,031	2,908	—	404	—	5,343
Industrial	378	—	—	—	—	378
Hotels	52,250	—	—	—	—	52,250

Total	155,895	56,635	132,492	78,161	26,376	449,559
% of Grand Totals	34.68%	12.60%	29.47%	17.39%	5.86%	100.00%

Net operating income	$201,420	$152,597	$301,383	$130,052	$44,318	$829,770

% of Grand Totals	24.28%	18.39%	36.32%	15.67%	5.34%	100.00%

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2002:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A Office	$266,098	$210,575	$313,768	$220,162	$66,730	$1,077,333
Office/Technical	8,230	12,140	—	1,899	—	22,269
Industrial	1,019	—	—	—	—	1,019
Hotels	57,131	—	—	—	—	57,131

Total	332,478	222,715	313,768	222,061	66,730	1,157,752
% of Grand Totals	28.72%	19.24%	27.10%	19.18%	5.76%	100.00%
Rental Expenses:
Class A Office	99,157	58,199	97,193	77,247	25,071	356,867
Office/Technical	1,787	2,366	—	387	—	4,540
Industrial	332	—	—	—	—	332
Hotels	34,273	—	—	—	—	34,273

Total	135,549	60,565	97,193	77,634	25,071	396,012
% of Grand Totals	34.23%	15.29%	24.54%	19.61%	6.33%	100.00%

Net operating income	$196,929	$162,150	$216,575	$144,427	$41,659	$761,740

% of Grand Totals	25.85%	21.29%	28.43%	18.96%	5.47%	100.00%

The following is a reconciliation of net operating income to net income available to common unitholders (in thousands):

	Years ended December 31,
	2004	2003	2002
Net operating income	$894,888	$829,770	$761,740
Add:
Development and management services	20,464	17,347	10,748
Interest and other	10,367	3,033	5,504
Minority interests in property partnerships	4,685	1,827	2,408
Income from unconsolidated joint ventures	3,380	6,016	7,954
Gains on sales of real estate and other assets	9,822	70,627	228,873
Gains on sales of land held for development	—	—	4,431
Income from discontinued operations	1,495	7,436	24,663
Gains on sales of real estate from discontinued operations	33,427	91,942	30,916
Less:
General and administrative	53,636	45,359	47,292
Interest expense	306,170	299,436	263,067
Depreciation and amortization	250,531	207,390	177,363
Net derivative losses	—	1,038	11,874
Loss from early extinguishments of debt	6,258	1,474	2,386
Loss on investments in securities	—	—	4,297
Preferred distributions and allocation of undistributed earnings	17,133	31,165	50,262

Net income available to common unitholders	$344,800	$442,136	$520,696

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Losses from Early Extinguishments of Debt

During the years ended December 31, 2004, 2003 and 2002, the Company recognized approximately $6.3 million, $1.5 million and $2.4 million, respectively, related to the early extinguishments of debt, consisting primarily of payments of prepayment fees and the write-off of unamortized deferred financing costs.

16.    Earnings Per Common Unit

Earnings per common unit has been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both the net income and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income available to common unitholders by the weighted-average number of common units outstanding during the period. During the year ended December 31, 2004, the Company adopted EITF 03-6 “Participating Securities and the Two-Class Method under FASB 128” (“EITF 03-6”), which provides further guidance on the definition of participating securities. Pursuant to EITF 03-6, certain of the Company’s preferred securities, which are reflected as Redeemable Partnership Units in the Company’s Consolidated Balance Sheets, are considered participating securities and are included in the computation of basic and diluted earnings per common unit if the effect of applying the if-converted method is dilutive. The preferred securities issued by the Company enable the holders to obtain common units of the Company. Accordingly, for the reporting periods in which the Company’s net income is in excess of distributions paid on the OP Units, LTIP Units, Series A Parallel Preferred Units, Series Two Preferred Units and Series Three Preferred Units, such income is allocated to the OP Units, LTIP Units, Series A Parallel Preferred Units, Series Two Preferred Units and Series Three Preferred Units in proportion to their respective interests and the impact is included in the Company’s consolidated basic and diluted earnings per common unit computation due to its holding of the Company’s securities. Prior periods of the Company have been restated to conform to the provisions of EITF 03-6. For the years ended December 31, 2003 and 2002, approximately $7.6 million and $19.0 million, respectively, were allocated to the Series A Parallel Preferred Units, Series Two Preferred Units and Series Three Preferred Units, as applicable, in excess of distributions paid during the reporting period and are included in the Company’s computation of basic and diluted earnings per common unit. There were no amounts required to be allocated to the Series Two Preferred Units for the year ended December 31, 2004. Other potentially dilutive common units, and the related impact on earnings, are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 21,855,000, 21,188,000 and 20,472,000 redeemable common units for the years ended December 31, 2004, 2003 and 2002, respectively.

	For the year ended December 31, 2004 (in thousands, except for per unit amounts)
	Income (Numerator)	Units (Denominator)	Per Unit Amount
Basic Earnings:
Income available to common unitholders before discontinued operations	$309,878	128,313	$2.42
Discontinued operations	34,922	—	0.27

Net income available to common unitholders	344,800	128,313	2.69
Effect of Dilutive Securities:
Stock Based Compensation	—	2,304	(0.05)

Diluted Earnings:
Net income	$344,800	130,617	$2.64

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the year ended December 31, 2003 (in thousands, except for per unit amounts)
	Income (Numerator)	Units (Denominator)	Per Unit Amount
Basic Earnings:
Income available to common unitholders before discontinued operations	$342,758	118,087	$2.90
Discontinued operations	99,378	—	0.84

Net income available to common unitholders	442,136	118,087	3.74
Effect of Dilutive Securities:
Stock Based Compensation	—	1,586	(0.05)

Diluted Earnings:
Net income	$442,136	119,673	$3.69

	For the year ended December 31, 2002 (in thousands, except for per unit amounts)
	Income (Numerator)	Units (Denominator)	Per Unit Amount
Basic Earnings:
Income available to common unitholders before discontinued operations	$465,117	113,617	$4.09
Discontinued operations	55,579	—	0.49

Net income available to common unitholders	520,696	113,617	4.58
Effect of Dilutive Securities:
Stock Based Compensation and other	185	1,467	(0.05)

Diluted Earnings:
Net income	$520,881	115,084	$4.53

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

17.    Employee Benefit Plan

Effective January 1, 1985, the predecessor of the Company adopted a 401(k) Savings Plan (the “Plan”) for its employees. Under the Plan, as amended, employees, as defined, are eligible to participate in the Plan after they have completed three months of service. Upon formation, the Company adopted the Plan and the terms of the Plan.

Effective January 1, 2000, the Company amended the Plan by increasing the Company’s matching contribution to 200% of the first 3% from 200% of the first 2% of participant’s eligible earnings contributed (utilizing earnings that are not in excess of $200,000, indexed for inflation) and by eliminating the vesting requirement. The Company’s matching contribution for the years ended December 31, 2004, 2003 and 2002 was $2.2 million, $1.9 million and $2.0 million, respectively.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2001, the Company amended the Plan to provide a supplemental retirement contribution to employees who have at least ten years of service on January 1, 2001, and who are 40 years of age or older as of January 1, 2001. The maximum supplemental retirement contribution will not exceed the annual limit on contributions established by the Internal Revenue Service. The Company will record an annual supplemental retirement credit for the benefit of each participant. The Company’s supplemental retirement contribution and credit for the years ended December 31, 2004, 2003 and 2002 was $167,000, $164,000 and $157,000, respectively.

The Company also maintains a deferred compensation plan that is designed to allow officers of the Company to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these deferrals. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2004 and 2003, the Company has funded approximately $3.5 million and $2.0 million, respectively, into a separate account, which is not restricted as to its use. The Company’s liability under the plan is equal to the total amount of compensation deferred by the plan participants and earnings on the deferred compensation pursuant to investments elected by the plan participants. The Company’s liability as of December 31, 2004 and 2003 was $3.4 million and $2.0 million, respectively, which are included in the accompanying Consolidated Balance Sheets.

18.    Stock Option and Incentive Plan and Stock Purchase Plan

Boston Properties, Inc. has established a stock option and incentive plan for the purpose of attracting and retaining qualified employees and rewarding them for superior performance in achieving the Company’s business goals and enhancing stockholder value.

Under the plan, the number of shares of Common Stock available for issuance is 14,699,162 shares plus as of the first day of each calendar quarter after January 1, 2000, 9.5% of any net increase since the first day of the preceding calendar quarter in the total number of shares of Common Stock outstanding, on a fully converted basis (excluding Preferred Stock). At December 31, 2004, the number of shares available for issuance under the plan was 4,361,841.

Options granted under the plan became exercisable over a two, three or five year period and have terms of ten years, as determined at the time of the grant. All options were granted at the fair market value of Boston Properties, Inc.’s Common Stock at the dates of grant. All outstanding options will become vested on January 17, 2005.

Boston Properties, Inc. issued 32,585, 175,303 and 52,750 shares of restricted stock and the Company issued 166,430, 3,408 and 0 LTIP Units under the plan during the years ended December 31, 2004, 2003 and 2002, respectively. The shares of restricted stock were valued at approximately $1.6 million ($49.88 per share weighted-average), $6.2 million ($35.23 per share weighted-average) and $2.0 million ($37.70 per share) for the years ended December 31, 2004, 2003 and 2002, respectively. The LTIP Units were valued at approximately $8.3 million ($49.82 per share weighted-average) and $0.1 million ($41.05 per share) for the years ended December 31, 2004 and 2003, respectively. An LTIP Unit is generally the economic equivalent of a share of restricted stock in Boston Properties, Inc. The aggregate value of the LTIP Units is not included in Partners’ Capital in the Consolidated Balance Sheets as it is reflected in Redeemable Partnership Units. Employees vest in restricted stock and LTIP Units over a five-year term. Restricted stock and LTIP Units are measured at fair value on the date of grant based on the number of shares or units granted and the price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. Stock-based compensation expense associated with restricted stock and LTIP Units was approximately $4.0 million, $2.2 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of Boston Properties, Inc.’s stock options as of December 31, 2004, 2003 and 2002 and changes during the years ended December 31, 2004, 2003 and 2002 are presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2002	10,907,558	$34.28
Granted	1,423,000	$37.73
Exercised	(329,704)	$30.28
Canceled	(38,509)	$37.13

Outstanding at December 31, 2002	11,962,345	$34.80
Granted	—	—
Exercised	(2,452,791)	$29.77
Canceled	(69,874)	$38.60

Outstanding at December 31, 2003	9,439,680	$36.08
Granted	—	—
Exercised	(3,814,274)	$33.14
Canceled	(25,532)	$37.26

Outstanding at December 31, 2004	5,599,874	$38.08

The per share weighted-average fair value of options granted was $3.31 for the year ended December 31, 2002. The per share fair value of each option granted is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2002.

2002
Dividend yield	6.47%
Expected life of option	6 Years
Risk-free interest rate	3.32%
Expected stock price volatility	20%

The following table summarizes information about stock options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/04	Weighted-Average Exercise Price
$25.00-$36.81	1,821,860	3.88 Years	$32.73	1,821,860	$32.73
$37.70-$42.12	3,778,014	6.34 Years	$40.66	3,374,306	$41.01

In addition, Boston Properties, Inc. had 7,570,655 and 8,549,104 options exercisable at weighted-average exercise prices of $35.14 and $33.43 at December 31, 2003 and 2002, respectively.

Boston Properties, Inc. adopted the 1999 Non-Qualified Employee Stock Purchase Plan (the “Stock Purchase Plan”) to encourage the ownership of Common Stock by eligible employees. The Stock Purchase Plan became effective on January 1, 1999 with an aggregate maximum of 250,000 shares of Common Stock available for issuance. The Stock Purchase Plan provides for eligible employees to purchase at the end of the biannual purchase periods shares of Common Stock at a purchase price equal to 85% of the average closing prices of the

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock during the last ten business days of the purchase period. Boston Properties, Inc. issued 11,125, 12,383 and 8,595 shares with the weighted average purchase price equal to $41.54 per share, $33.24 per share and $33.09 per share under the Stock Purchase Plan as of December 31, 2004, 2003 and 2002, respectively.

The Company applies Accounting Practice Bulletin Opinion No. 25 and related interpretations in accounting for its stock option and stock purchase plan. Accordingly, no compensation cost has been recognized.

The compensation cost under SFAS No. 123, as amended by SFAS No. 148, for the stock performance-based plan would have been $1.8 million, $6.6 million and $8.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Had compensation cost for the Boston Properties, Inc.’s grants for stock-based compensation plans been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company’s net income, and net income per common unit for the years ended December 31, 2004, 2003 and 2002 would approximate the pro forma amounts below:

	2004	2003	2002
Net income (in thousands)	$342,993	$435,510	$511,997
Net income per common unit—basic	$2.67	$3.69	$4.51
Net income per common unit—diluted	$2.63	$3.64	$4.45

19.    Selected Interim Financial Information (unaudited)

The tables below reflect the Company’s selected quarterly information for the years ended December 31, 2004 and 2003. Certain 2004 and 2003 amounts have been reclassified to conform to the current presentation of discontinued operations.

	2004 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per unit amounts)
Total revenue	$333,274	$344,860	$359,716	$362,615
Income from continuing operations	$73,401	$84,344	$81,796	$77,648
Net income available to common unitholders	$80,873	$104,869	$83,078	$75,164
Income available to common unitholders per unit—basic	$0.66	$0.81	$0.64	$0.57
Income available to common unitholders per unit—diluted	$0.64	$0.80	$0.63	$0.56

	2003 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per unit amounts)
Total revenue	$316,909	$320,780	$328,090	$333,930
Income from continuing operations	$74,037	$77,889	$72,913	$78,457
Net income available to common unitholders	$219,388	$76,967	$69,910	$74,797
Income available to common unitholders per unit—basic	$1.89	$0.66	$0.59	$0.62
Income available to common unitholders per unit—diluted	$1.87	$0.65	$0.58	$0.61

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.     Derivative Instruments and Hedging Activities

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

The Company entered into interest rate protection agreements during 2000, generally for the purpose of fixing interest rates on variable rate construction loans in order to reduce the budgeted interest costs on the Company’s development projects, which would translate into higher returns on investment as the development projects come on-line. Amounts included in accumulated other comprehensive income (loss) related to the effective portion of cash flow hedges will be reclassified into earnings over the estimated 40 year life of the constructed asset.

During 2002, the Company entered into treasury rate lock contracts designated and qualifying as a cash flow hedge to reduce its exposure to variability in future cash flows attributable to changes in the Treasury rate relating to a forecasted fixed rate financing. All components of the treasury rate lock agreements were included in the assessment of hedge effectiveness. The amount of hedge ineffectiveness was not material. The Company terminated these contracts upon the issuance of the fixed rate debt, and paid approximately $3.5 million, which is reflected in other comprehensive income (loss). The loss reflected in accumulated other comprehensive income (loss) will be reclassified into earnings over the term of the fixed rate debt. The Company expects that within the next twelve months it will reclassify into earnings approximately $698,000 of the amount recorded in accumulated other comprehensive income (loss) relating to its hedge agreements.

On August 26, 2003, the Company modified its remaining derivative contract to provide for the counter-party to pay the Company LIBOR and to require the Company to pay the counter-party LIBOR plus 4.55% per annum on a notional amount of $150.0 million. The derivative contract expires on February 11, 2005. In accordance with SFAS No.133, the derivative contracts are reflected at their fair market value, which was a liability of $1.2 million and $8.2 million at December 31, 2004 and 2003, respectively.

For the years ended December 31, 2004, 2003 and 2002, the Company recorded through earnings net derivative losses of approximately $0, $1.0 million and $11.9 million, respectively, which represented the total ineffectiveness of all cash flow hedges and the changes in value of embedded derivatives. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness, except for the time value of option contracts.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.    Discontinued Operations

Effective January 1, 2002, as required, the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lesser of book value or fair value less cost to sell. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

During the year ended December 31, 2004, the Company sold the following properties:

(1)	430 Rozzi Place, an industrial property totaling 20,000 net rentable square feet located in South San Francisco, California;
(2)	Hilltop Office Center, a complex of nine office/technical properties totaling approximately 143,000 net rentable square feet located in South San Francisco, California;
(3)	Sugarland Business Park – Building Two, an office/technical property totaling approximately 59,000 net rentable square feet located in Herndon, Virginia;
(4)	Decoverly Two, Three, Six and Seven, consisting of Two Class A office properties totaling approximately 155,000 net rentable square feet and two land parcels, one of which is subject to a ground lease, located in Rockville, Maryland;
(5)	The Arboretum, a Class A office property totaling approximately 96,000 net rentable square feet located in Reston, Virginia;
(6)	38 Cabot Boulevard, an industrial property totaling approximately 161,000 net rentable square feet located in Langhorne, Pennsylvania;
(7)	Sugarland Business Park – Building One, an office/technical property totaling approximately 52,000 net rentable square feet located in Herndon, Virginia;
(8)	204 Second Avenue, a Class A office property totaling approximately 41,000 net rentable square feet located in Waltham, Massachusetts; and
(9)	560 Forbes Boulevard, an industrial property totaling approximately 40,000 net rentable square feet located in South San Francisco, California.

During the year ended December 31, 2003, the Company sold 875 Third Avenue, a Class A office property totaling approximately 712,000 net rentable square feet located in New York City, New York and the Candler Building, a Class A office property totaling approximately 541,000 net rentable square feet located in Baltimore, Maryland. At December 31, 2003, the Company had designated as held for sale Sugarland Business Park – Building Two, an office/technical property totaling approximately 59,000 net rentable square feet located in Herndon, Virginia, and 430 Rozzi Place, an industrial property totaling approximately 20,000 net rentable square feet located in South San Francisco, California. The Company has presented these properties as discontinued operations in its Consolidated Statements of Operations for the years ended December 31, 2003 and 2002. In addition, the Company sold 2300 N Street, a Class A office property totaling approximately 289,000 net rentable square feet located in Washington, D.C., and had designated as held for sale Hilltop Office Center, a complex of nine office/technical properties totaling approximately 143,000 net rentable square feet located in South San Francisco, California. Due to the Company’s continuing involvement in the management, for a fee, of the properties listed above through an agreement with the buyers, these properties are not categorized as discontinued operations in the accompanying Consolidated Statements of Operations. As a result, the gain on sale related to Hilltop Office Center in South San Francisco, totaling approximately $8.2 million (net of minority interest share of approximately $7.3 million) and 2300 N Street in Washington, D.C., totaling approximately $64.7 million has been reflected under the caption-gains on sales of real estate and other assets in the Consolidated Statements of Operations for the years ended December 31, 2004 and 2003, respectively.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2002, the Company disposed of the following properties: Fullerton Square and 7600, 7700 and 7702 Boston Boulevard consisting of five office/technical properties totaling 347,680 net rentable square feet in Springfield, Virginia and 2391 West Winton Avenue, an industrial property totaling 220,213 net rentable square feet in Hayward, California. The Company has presented these properties as discontinued operations in its Consolidated Statements of Operations for the year ended December 31, 2002. In addition, the Company sold One and Two Independence Square, two Class A office properties totaling 917,459 net rentable square feet in Washington, D.C. Due to the Company’s continuing involvement in the management, for a fee, of One and Two Independence Square in Washington, D.C. through an agreement with the buyer, these properties are not categorized as discontinued operations in the accompanying Consolidated Statements of Operations. As a result, the gain on sale related to One and Two Independence Square in Washington, D.C., totaling approximately $228.8 million has been reflected under the caption-gains on sales of real estate and other assets in the Consolidated Statements of Operations for the year ended December 31, 2002.

The following table summarizes income from discontinued operations (net of minority interest) and the related realized gains on sales of real estate from discontinued operations (net of minority interest) for the years ended December 31, 2004, 2003 and 2002:

	For the Year Ended December 31,
	2004	2003	2002
	(in thousands)
Total revenue	$3,260	$15,434	$62,869
Operating expenses	(872)	(5,385)	(20,979)
Interest Expense	—	(296)	(8,618)
Depreciation and Amortization	(685)	(1,987)	(8,266)
Minority interest in property partnership	(208)	(330)	(343)

Income from discontinued operations (net of minority interest)	$1,495	$7,436	$24,663

Realized gain on sale of real estate	$37,423	$91,942	$30,916
Minority interest in property partnership	(3,996)	—	—

Realized gain on sale of real estate (net of minority interest)	$33,427	$91,942	$30,916

At December 31, 2004, the Company did not have any properties designated as held for sale. At December 31, 2003, the Company had designated as held for sale the following properties: Hilltop Office Center, a complex of nine office/technical properties totaling approximately 143,000 net rentable square feet located in South San Francisco, California, Sugarland Business Park – Building Two, an office/technical property totaling approximately 59,000 net rentable square feet located in Herndon, Virginia and 430 Rozzi Place, an industrial property totaling approximately 20,000 net rentable square feet located in South San Francisco, California. The sales prices for the properties held for sale exceeded their carrying values. The Company has not categorized Hilltop Office Center located in South San Francisco, California as discontinued operations in the accompanying Consolidated Statements of Operations due to the Company’s continuing involvement in the management of these properties after the sale.

The Company’s application of SFAS No. 144 results in the presentation of the net operating results of these qualifying properties sold during 2004, 2003 and 2002, as income from discontinued operations for all periods presented. In addition, SFAS No. 144 results in the gains on sale of these qualifying properties totaling approximately $33.4 million (net of minority interest share of $4.0 million), $91.9 million and $30.9 million to be reflected as gains on sales of real estate from discontinued operations in the accompanying Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002, respectively. The application of SFAS No. 144 does not have an impact on net income available to common unitholders. SFAS No. 144 only impacts the presentation of these properties within the Consolidated Statements of Operations.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.    Newly Issued Accounting Standards

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

In March 2004, the Emerging Issues Task Force reached a final consensus regarding Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128.” The issue addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance on applying the two-class method of calculating earnings per share once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus was effective for the period ended June 30, 2004 and was applied by restating previously reported earnings per share. The Company has adopted the provisions of EITF 03-6, and has determined that the Series A Parallel Preferred Units and the Series Two and Three Preferred Units of the Company constitute participating securities. The adoption of EITF 03-6 has resulted in a reduction of the Company’s earnings per common unit for those periods in which the Company had undistributed earnings. Undistributed earnings were allocated to the Series A Parallel Preferred Units and the Series Two and Three Preferred Units of the Company based on their contractual rights to share in those earnings as if all the earnings for the period had been distributed.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Compensation” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity instrument issued. SFAS No. 123R is effective in fiscal periods beginning after June 15, 2005. All of Boston Properties, Inc.’s outstanding stock options became vested on January 17, 2005 and it does not expect to have significant unvested stock option awards in future periods. As a result, the Company does not expect the adoption of SFAS No. 123R to have a material impact on the Company’s results of operations, financial position, or liquidity.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured on the fair value of assets exchanged. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company’s results of operations, financial position, or liquidity.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23.    Related Party Transactions

The Company paid Applied Printing Technologies, a printing company affiliated with Mr. Mortimer B. Zuckerman, the Chairman of the Board of Boston Properties, Inc., approximately $53,000, $79,000 and $76,000 during the years ended December 31, 2004, 2003 and 2002, respectively, for printing services principally relating to the printing of Boston Properties, Inc.’s annual report to shareholders.

A firm controlled by the brother of Mr. Raymond A. Ritchey, an Executive Vice President of Boston Properties, Inc., was paid aggregate leasing commissions, of approximately $626,000, $894,000 and $591,000 for the years ended December 31, 2004, 2003 and 2002, respectively, in connection with leases signed at the Broad Run Business Park, Discovery Square and Two Freedom Square properties.

Mr. Martin Turchin, a member of the Board of Directors of Boston Properties, Inc. is a non-executive/non-director Vice Chairman of CB Richard Ellis (“CBRE”). Through an arrangement with CBRE and its predecessor, Insignia/ESG, Inc. that has been in place since 1985, Mr. Turchin and Turchin & Associates, an entity owned by Mr. Turchin (95%) and his son (5%), participate in brokerage activities for which CBRE is retained as leasing agent, some of which involve leases for space within buildings owned by the Company. Additionally, Mr. Turchin’s son is employed by CBRE and works on transactions for which CBRE earns commission income from the Company. Mr. Turchin’s son’s compensation from CBRE is in the form of salary and bonus, neither of which is directly tied to CBRE’s transactions with the Company. For the years ended December 31, 2004, 2003 and 2002, Mr. Turchin, directly and through Turchin & Associates, received commission income of $220,000, $169,000 and $116,000, respectively from commissions earned by CBRE and its predecessor, Insignia/ESG, Inc., from the Company. Pursuant to its arrangement with CBRE, Turchin & Associates has confirmed to the Company that it is paid on the same basis with respect to properties owned by the Company as it is with respect to properties owned by other clients of CBRE. Mr. Turchin does not participate in any discussions or other activities relating to the Company’s contractual arrangements with CBRE either in his capacity as a member of the Board of Directors of Boston Properties, Inc. or as a Vice Chairman of CBRE.

In April 2003, an entity controlled by Mr. Zuckerman acquired from a third party an office building located at 2400 N Street, N.W. in Washington, D.C., in which a company affiliated with Mr. Zuckerman leases 100% of the building. The Company has managed this property under a third-party management agreement for many years. The Company entered into an agreement with an entity controlled by Mr. Zuckerman to continue to manage this property on terms comparable with other third-party property management agreements that the Company currently has in place. Under the management agreement, the Company has also agreed to provide consulting services and assistance in connection with a possible sale of this property in exchange for a fee of $100,000 payable upon the closing of the sale of the property. The disinterested members of the Board of Directors of Boston Properties, Inc. approved Mr. Zuckerman’s acquisition of this building, as well as the management agreement between the Company and Mr. Zuckerman’s affiliate. During the years ended December 31, 2004 and 2003, the Company received approximately $777,000 and $681,000, respectively, for reimbursements of building operating costs and earned $135,000 and $111,000, respectively, in management fees under the management agreement.

The Company had a lease with Daily News LP (an entity controlled by Mr. Zuckerman) for office space located at Sumner Square. The Company and Daily News LP agreed to terminate the lease as of September 30, 2003 subject to another unrelated tenant within the building executing an amendment to its existing lease pursuant to which it would agree to lease the office space through December 31, 2005. Daily News LP paid the Company $49,214 in lease termination fees. The disinterested directors of the Board of Directors of Boston Properties, Inc. approved the lease termination. Daily News LP paid the Company an aggregate of $131,183 in 2003, including the aforementioned termination fees.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 30, 1998, the Company acquired from entities controlled by Mr. Alan B. Landis a portfolio of properties known as the Carnegie Center Portfolio and Tower Center One and related operations and development rights (collectively, the “Carnegie Center Portfolio”). In connection with the acquisition of the Carnegie Center Portfolio, the Company entered into a development agreement (the “Development Agreement”) with affiliates of Mr. Landis providing for up to approximately 2,000,000 square feet of development in or adjacent to the Carnegie Center office complex. An affiliate of Mr. Landis is entitled to a purchase price for each parcel developed under the Development Agreement calculated on the basis of $20 per rentable square foot of property developed. Another affiliate of Mr. Landis could earn a contingent payment for each developed property that achieves a stabilized return in excess of a target annual return ranging between 10.5% and 11%. The Development Agreement also provided that upon negotiated terms and conditions, the Company and Mr. Landis would form a development company to provide development services for these development projects and would share the expenses and profits, if any, of this new company. In addition, in connection with the acquisition of the Carnegie Center Portfolio, Mr. Landis became a director of Boston Properties, Inc. pursuant to an Agreement Regarding Directorship, dated as of June 30, 1998, with Boston Properties, Inc. (the “Directorship Agreement”). Under the Directorship Agreement, Boston Properties, Inc. agreed to nominate Mr. Landis for re-election as a director at each annual meeting of stockholders of Boston Properties, Inc. in a year in which his term expires, provided that specified conditions are met.

In the past few years, the Company and Mr. Landis were unable to agree on terms of ancillary documents that were to be entered into under the Development Agreement and, on October 21, 2004, entered into an agreement (the “2004 Agreement”) to modify several provisions of the Development Agreement. Under the terms of the 2004 Agreement, the Company and affiliates of Mr. Landis amended the Development Agreement to limit the rights of Mr. Landis and his affiliates to participate in the development of properties under the Development Agreement. Among other things, Mr. Landis has agreed that (1) Mr. Landis and his affiliates will have no right to participate in any entity formed to acquire land parcels or the development company formed by the Company to provide development services under the Development Agreement, (2) Mr. Landis will have no right or obligation to play a role in development activities engaged in by the development company formed by the Company under the Development Agreement or receive compensation from the development company and (3) the affiliate of Mr. Landis will have no right to receive a contingent payment for developed properties based on stabilized returns. In exchange, Boston Properties, Inc. (together with the Company) agreed to:

•	effective as of June 30, 1998, pay Mr. Landis $125,000 on January 1 of each year until the earlier of (A) January 1, 2018, (B) the termination of the Development Agreement or (C) the date on which all development properties under the Development Agreement have been conveyed pursuant to the Development Agreement, with $750,000, representing payments of this annual amount from 1998 to 2004, being paid upon execution of the 2004 Agreement; and

•	pay an affiliate of Mr. Landis, in connection with the development of land parcels acquired under the Development Agreement, an aggregate fixed amount of $10.50 per rentable square foot of property developed (with a portion of this amount (i.e., $5.50) being subject to adjustment, in specified circumstances, based on future increases in the Consumer Price Index) in lieu of a contingent payment based on stabilized returns, which payment could have been greater or less than $10.50 per rentable square foot of property developed.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, in connection with entering into the 2004 Agreement, Mr. Landis has resigned as a director of Boston Properties, Inc. effective as of the earlier of (1) immediately prior to the 2005 annual meeting of stockholders of Boston Properties, Inc. and (2) May 11, 2005, and has agreed that Boston Properties, Inc. will have no future obligation to nominate Mr. Landis as a director of Boston Properties, Inc. under the Directorship Agreement or otherwise. Mr. Landis did not resign because of a disagreement with Boston Properties, Inc. on any matter relating to its operations, policies or practices.

During the year ended December 31, 2004, a joint venture in which the Company has a 35.7% interest sold 430 Rozzi Place, an industrial property totaling 20,000 net rentable square feet, Hilltop Office Center, comprised of nine office/technical properties totaling approximately 143,000 net rentable square feet and 560 Forbes Boulevard, an industrial property totaling 40,000 net rentable square feet located in South San Francisco, California. The properties were sold in three separate transactions for aggregate net cash proceeds of approximately $17.8 million and the assumption by the buyer of the mortgage debt on the Hilltop Office Center properties totaling $5.2 million, resulting in aggregate gains on sale to the Company of approximately $10.1 million (net of minority interest in the property partnership’s share of approximately $11.3 million). The joint venture was consolidated in the Company’s financial statements due to the Company’s unilateral control. The outside partners in the joint venture, owning a 64.3% interest, are related parties of Mr. Zuckerman. The related parties were allocated their pro-rata share of the net proceeds from the sale totaling approximately $11.3 million, of which approximately $2.5 million was payable at December 31, 2004 and is included in the accompanying Consolidated Balance Sheets.

In accordance with Boston Properties, Inc.’s 1997 Stock Option and Incentive Plan, as amended, and as approved by the Board of Directors of Boston Properties, Inc., each non-employee director has made an election to receive in lieu of cash fees deferred stock units to be settled in shares of common stock upon the cessation of such director’s service on the Board of Directors. As a result of these elections, the aggregate cash fees otherwise payable to a non-employee director during a fiscal quarter are converted into a number of deferred stock units equal to the aggregate cash fees divided by the last reported sales price of a share of Boston Properties, Inc.’s common stock on the last trading of the applicable fiscal quarter. The deferred stock units are also credited with dividend equivalents. At December 31, 2004, Boston Properties, Inc. had outstanding 43,552 shares of deferred stock with an aggregate value of approximately $2.1 million, which amounts are included in the accompanying Consolidated Balance Sheets.

24.    Subsequent Events

On February 8, 2005, the Company together with Washington Circle LLC, an affiliate of KSI Services, Inc., a residential developer (collectively, the “Developer”), executed a Development Agreement with The George Washington University, which agreement contemplates the development of a site at Pennsylvania Avenue and Washington Circle in the District of Columbia (the “Site”) as a mixed-use project comprising approximately 539,000 square feet of office, 60,000 square feet of retail and 250,000 square feet of residential space pursuant to ground leases to be entered into between the University and the Developer and subject to a rezoning of the Site to permit such development. The Company will not have an interest in the development of the residential phase of the project. The Site is currently the subject of a pending leaking underground storage tank case opened by the District of Columbia Department of Health. The Development Agreement requires that the Developer conduct certain site remediation activities during construction of this project and obtain closure of the pending leaking underground storage tank case, subject to reimbursement by the University of the costs of such remediation and its indemnity with respect to all pre-existing site contamination. Both ground leases will require that the ground lessee guarantee the obligations of the other ground lessee until such time as the improvements on both ground leased parcels have been completed and are substantially fully-occupied by tenants who are paying rent.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 10, 2005, the Company executed a contract for the sale of the Old Federal Reserve, a Class A office property totaling approximately 150,000 net rentable square feet located in San Francisco, California, at a sale price of approximately $46.8 million. Effective March 11, 2005, the Company held a non-refundable deposit from the buyer totaling $5.0 million. There can be no assurance that the sale will be completed on the terms currently contemplated, or at all.

On February 17, 2005, the Company obtained construction financing totaling $47.2 million collateralized by the Capital Gallery property in Washington, D.C. Capital Gallery is a Class A office property totaling approximately 397,000 square feet. The purpose of the financing is to fund a portion of the cost of an expansion project at the property. The expansion project entails removing a three-story low-rise section of the property comprised of 100,000 square feet from in-service status and redeveloping it into a 10-story office building resulting in a total complex size of approximately 610,000 square feet upon completion. The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures in February 2008. The construction financing is with same lender as the existing mortgage loan collateralized by the property, which currently has an outstanding principal balance of approximately $51.9 million, bearing interest at a fixed rate equal to 8.24% per annum and maturing in August 2006. The agreement with the lender provides an extension provision for the existing loan to coincide with the February 2008 maturity date of the construction financing.

On February 23, 2005, the Company sold a parcel of land at the Prudential Center located in Boston, Massachusetts for a net sale price of approximately $31.5 million and an additional obligation of the buyer to fund an estimated $15.0 million of future costs at the Prudential Center for aggregate proceeds of $46.5 million.

On February 28, 2005, the Company sold Decoverly Four and Five, consisting of two land parcels located in Rockville, Maryland, for net cash proceeds of approximately $5.3 million.

On March 9, 2005, the Company entered into a fifteen year lease with DLA Piper Rudnick Gray Cary US LLP, totaling approximately 230,000 square feet, for a build-to-suit Class A office building to be developed at 505 9th Street in Washington, D.C. In conjunction with the execution of this lease, the Company entered into a joint venture with the land owner to develop the property.

On March 11, 2005, a joint venture in which the Company has an ownership interest obtained construction financing totaling $96.5 million collateralized by the Wisconsin Place development project in Chevy Chase, Maryland. Wisconsin Place is a mixed-use development project consisting of office, retail and residential properties. The construction financing bears interest at a variable rate equal to LIBOR plus 1.50% per annum and matures in March 2009 with a one-year extension option. The Company is guaranteeing approximately $4.6 million of the loan amount on behalf of the joint venture entity.

Boston Properties Limited Partnership

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2004

(dollars in thousands)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
				Land	Building
Embarcadero Center	Office	San Francisco, CA	$667,310	$211,297	$996,442	$101,460	$212,147	$1,097,052	$—	$—	$1,309,199	$181,044	1924/1989	(1)
399 Park Avenue	Office	New York, NY	—	339,200	700,358	2,182	339,200	702,540	—	—	1,041,740	39,927	1961	(1)
Prudential Center	Office	Boston, MA	275,500	92,077	734,594	156,468	92,327	851,573	39,239	—	983,139	121,676	1965/1993/2002	(1)
Citigroup Center	Office	New York, NY	504,724	241,600	494,782	8,259	241,205	503,436	—	—	744,641	46,222	1977/1997	(1)
Times Square Tower	Office	New York, NY	423,790	165,413	380,438	—	165,413	380,438	—	—	545,851	5,692	2004	(1)
Carnegie Center	Office	Princeton, NJ	137,712	101,772	349,089	24,841	96,220	379,482	—	—	475,702	60,926	1983-1999	(1)
Five Times Square	Office	New York, NY	—	158,530	288,589	4,691	157,485	294,325	—	—	451,810	23,890	2002	(1)
280 Park Avenue	Office	New York, NY	259,372	125,288	201,115	43,042	125,288	244,157	—	—	369,445	50,455	1968/95-96	(1)
599 Lexington Avenue	Office	New York, NY	225,000	81,040	100,507	80,490	81,040	180,997	—	—	262,037	99,402	1986	(1)
Gateway Center	Office	San Francisco, CA	81,952	28,255	139,245	18,744	29,029	157,215	—	—	186,244	16,950	1984/1986/2002	(1)
Riverfront Plaza	Office	Richmond, VA	105,283	18,000	156,733	6,253	18,274	162,712	—	—	180,986	28,379	1990	(1)
100 East Pratt Street	Office	Baltimore, MD	84,857	27,562	109,662	3,260	27,562	112,922	—	—	140,484	20,815	1975/1991	(1)
Reservoir Place	Office	Waltham, MA	54,714	18,207	88,018	14,141	18,207	102,159	—	—	120,366	17,548	1955/1987	(1)
1333 New Hampshire Avenue	Office	Washington, DC	—	34,032	85,660	85	34,032	85,745	—	—	119,777	4,121	1996	(1)
1330 Connecticut Avenue	Office	Washington, DC	59,471	25,982	82,311	—	25,982	82,311	—	—	108,293	1,762	1984	(1)
One Freedom Square	Office	Reston, VA	81,909	9,929	84,504	6,638	9,883	91,188	—	—	101,071	14,099	2000	(1)
Two Freedom Square	Office	Reston, VA	—	13,930	77,739	657	13,866	78,460	—	—	92,326	5,312	2001	(1)
Democracy Center	Office	Bethesda, MD	100,510	12,550	50,015	29,664	13,611	78,618	—	—	92,229	34,516	1985-88/94-96	(1)
140 Kendrick Street	Office	Needham, MA	61,201	18,095	66,905	—	18,095	66,905	—	—	85,000	1,278	2000	(1)
One and Two Reston Overlook	Office	Reston, VA	—	16,456	66,192	1,788	16,456	67,980	—	—	84,436	9,415	1999	(1)
Discovery Square	Office	Reston, VA	—	11,198	71,782	486	11,146	72,320	—	—	83,466	6,557	2001	(1)
NIMA Building	Office	Reston, VA	—	9,367	67,431	5,402	10,542	71,658	—	—	82,200	11,696	1987/1988	(1)
Lockheed Martin Building	Office	Reston, VA	—	9,062	58,884	5,398	10,235	63,109	—	—	73,344	10,218	1987/1988	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—	10,385	60,694	1,685	10,349	62,415	—	—	72,764	4,621	Various	(1)
Reston Corporate Center	Office	Reston, VA	22,621	9,135	50,857	775	9,496	51,271	—	—	60,767	7,840	1984	(1)
New Dominion Technology Park, Bldg. Two	Office	Herndon, VA	63,000	5,584	51,868	—	5,584	51,868	—	—	57,452	826	2004	(1)
Orbital Sciences	Office	Dulles, VA	—	5,699	51,082	510	5,699	51,592	—	—	57,291	7,207	2000/2001	(1)
Capital Gallery	Office	Washington, DC	52,175	4,725	29,560	17,253	4,730	42,419	—	4,389	51,538	25,492	1981	(1)
191 Spring Street	Office	Lexington, MA	18,953	2,850	27,166	18,812	2,850	45,978	—	—	48,828	21,506	1971/1995	(1)
New Dominion Technology Park, Bldg. One	Office	Herndon, VA	57,356	3,880	43,227	713	3,880	43,940	—	—	47,820	5,006	2001	(1)
1301 New York Avenue	Office	Washington, DC	28,008	9,250	18,750	17,987	9,250	36,737	—	—	45,987	6,626	1983/1998	(1)
200 West Street	Office	Waltham, MA	—	16,148	24,983	(256)	16,148	24,727	—	—	40,875	5,326	1999	(1)
University Place	Office	Cambridge, MA	22,761	—	37,091	3,361	27	40,425	—	—	40,452	7,031	1985	(1)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
				Land	Building
Sumner Square	Office	Washington, DC	28,737	624	28,745	10,299	958	38,710	—	—	39,668	7,546	1985	(1)
Quorum Office Park	Office	Chelmsford, MA	—	3,750	32,454	2,962	4,250	34,916	—	—	39,166	3,005	2001	(1)
2600 Tower Oaks Boulevard	Office	Rockville, MD	—	4,243	31,125	2,058	4,244	33,182	—	—	37,426	4,043	2001	(1)
500 E Street	Office	Washington, DC	—	109	22,420	12,898	1,569	33,858	—	—	35,427	18,963	1987	(1)
One Cambridge Center	Office	Cambridge, MA	—	134	25,110	6,426	134	31,536	—	—	31,670	13,833	1987	(1)
Eight Cambridge Center	Office	Cambridge, MA	26,439	850	25,042	108	822	25,178	—	—	26,000	3,515	1999	(1)
Bedford Business Park	Office	Bedford, MA	19,318	534	3,403	18,932	609	22,260	—	—	22,869	13,402	1980	(1)
Newport Office Park	Office	Quincy, MA	—	3,500	18,208	158	3,500	18,366	—	—	21,866	3,431	1988	(1)
201 Spring Street	Office	Lexington, MA	—	2,849	15,303	336	2,849	15,639	—	—	18,488	4,135	1997	(1)
Ten Cambridge Center	Office	Cambridge, MA	33,588	1,299	12,943	4,003	1,868	16,377	—	—	18,245	5,899	1990	(1)
10 and 20 Burlington Mall Road	Office	Burlington, MA	20,855	930	6,928	9,359	652	16,565	—	—	17,217	7,996	1984-1989/95-96	(1)
Broad Run Business Park, Building E	Office	Loudon County, VA	—	497	15,131	1,327	497	16,458	—	—	16,955	1,376	2002	(1)
40 Shattuck Road	Office	Andover, MA	—	709	14,740	1,093	709	15,833	—	—	16,542	1,704	2001	(1)
Montvale Center	Office	Gaithersburg, MD	6,951	1,574	9,786	4,105	2,399	13,066	—	—	15,465	6,256	1987	(1)
Three Cambridge Center	Office	Cambridge, MA	—	174	12,200	1,929	174	14,129	—	—	14,303	6,198	1987	(1)
Lexington Office Park	Office	Lexington, MA	—	998	1,426	10,265	1,073	11,616	—	—	12,689	5,769	1982	(1)
181 Spring Street	Office	Lexington, MA	—	1,066	9,520	2,066	1,066	11,586	—	—	12,652	1,649	1999	(1)
7501 Boston Boulevard, Building Seven	Office	Springfield, VA	—	665	9,273	38	665	9,311	—	—	9,976	1,704	1997	(1)
92-100 Hayden Avenue	Office	Lexington, MA	—	594	6,748	2,262	594	9,010	—	—	9,604	4,717	1985	(1)
195 West Street	Office	Waltham, MA	—	1,611	6,652	953	1,611	7,605	—	—	9,216	3,059	1990	(1)
91 Hartwell Avenue	Office	Lexington, MA	17,064	784	6,464	1,843	784	8,307	—	—	9,091	3,749	1985	(1)
Waltham Office Center	Office	Waltham, MA	—	422	2,719	4,850	425	7,566	—	—	7,991	4,221	1968-1970/87-88	(1)
Eleven Cambridge Center	Office	Cambridge, MA	—	121	5,535	2,152	121	7,687	—	—	7,808	3,980	1984	(1)
7450 Boston Boulevard, Building Three	Office	Springfield, VA	—	1,165	4,681	965	1,327	5,484	—	—	6,811	1,190	1987	(1)
8000 Grainger Court, Building Five	Office	Springfield, VA	—	366	4,282	2,134	453	6,329	—	—	6,782	2,809	1984	(1)
170 Tracer Lane	Office	Waltham, MA	—	398	4,601	1,644	418	6,225	—	—	6,643	3,075	1980	(1)
7435 Boston Boulevard, Building One	Office	Springfield, VA	—	392	3,822	2,119	486	5,847	—	—	6,333	2,934	1982	(1)
33 Hayden Avenue	Office	Lexington, MA	—	266	3,234	2,109	266	5,343	—	—	5,609	2,267	1979	(1)
7300 Boston Boulevard, Building Thirteen	Office	Springfield, VA	—	608	4,773	—	608	4,773	—	—	5,381	771	2002	(1)
32 Hartwell Avenue	Office	Lexington, MA	—	168	1,943	3,104	168	5,047	—	—	5,215	4,460	1968-1979/1987	(1)
Fourteen Cambridge Center	Office	Cambridge, MA	—	110	4,483	569	110	5,052	—	—	5,162	2,573	1983	(1)
7500 Boston Boulevard, Building Six	Office	Springfield, VA	—	138	3,749	1,082	273	4,696	—	—	4,969	2,133	1985	(1)
7601 Boston Boulevard, Building Eight	Office	Springfield, VA	—	200	878	3,611	378	4,311	—	—	4,689	2,224	1986	(1)
8000 Corporate Court, Building Eleven	Office	Springfield, VA	—	136	3,071	563	687	3,083	—	—	3,770	1,314	1989	(1)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
				Land	Building
7375 Boston Boulevard, Building Ten	Office	Springfield, VA	—	23	2,685	721	47	3,382	—	—	3,429	1,406	1988	(1)
7451 Boston Boulevard, Building Two	Office	Springfield, VA	—	249	1,542	892	535	2,148	—	—	2,683	1,115	1982	(1)
7374 Boston Boulevard, Building Four	Office	Springfield, VA	—	241	1,605	802	303	2,345	—	—	2,648	1,014	1984	(1)
164 Lexington Road	Office	Billerica, MA	—	592	1,370	212	592	1,582	—	—	2,174	369	1982	(1)
17 Hartwell Avenue	Office	Lexington, MA	—	26	150	639	26	789	—	—	815	743	1968	(1)
40-46 Harvard Street	Industrial	Westwood, MA	—	351	1,782	1,174	351	2,956	—	—	3,307	2,951	1967/1996	(1)
Long Wharf Marriott	Hotel	Boston, MA	—	1,708	31,904	20,606	1,708	52,510	—	—	54,218	23,615	1982	(1)
Cambridge Center Marriott	Hotel	Cambridge, MA	—	478	37,918	12,306	478	50,224	—	—	50,702	20,891	1986	(1)
Residence Inn by Marriott	Hotel	Cambridge, MA	—	2,039	22,732	364	2,039	23,096	—	—	25,135	3,239	1999	(1)
Cambridge Center North Garage	Garage	Cambridge, MA	—	1,163	11,633	353	1,163	11,986	—	—	13,149	4,591	1990	(1)
Cambridge Center	Development	Cambridge, MA	—	—	—	23,539	—	—	—	23,539	23,539	—	Various	N/A
12280 Sunrise Valley Drive	Development	Reston, VA	—	—	—	6,516	—	—	—	6,516	6,516	—	Various	N/A
Wisconsin Place	Development	Chevy Chase, MD	—	—	—	619	—	—	—	619	619	—	Various	N/A
Plaza at Almaden	Land	San Jose, CA	—	—	—	32,368	—	—	32,368	—	32,368	—	Various	N/A
Tower Oaks Master Plan	Land	Rockville, MD	—	—	—	28,394	—	—	28,394	—	28,394	—	Various	N/A
Weston Corporate Center	Land	Weston, MA	—	—	—	21,885	—	—	21,885	—	21,885	—	Various	N/A
Washingtonian North	Land	Gaithersburg, MD	—	—	—	17,445	—	—	17,445	—	17,445	—	Various	N/A
77 4th Avenue	Land	Waltham, MA	—	—	—	14,439	—	—	14,439	—	14,439	—	Various	N/A
South of Market	Land	Reston, VA	—	—	—	13,602	—	—	13,602	—	13,602	—	Various	N/A
Reston Gateway	Land	Reston, VA	—	—	—	8,915	—	—	8,915	—	8,915	—	Various	N/A
Reston Eastgate	Land	Reston, VA	—	—	—	8,899	—	—	8,899	—	8,899	—	Various	N/A
Crane Meadow	Land	Marlborough, MA	—	—	—	8,657	—	—	8,657	—	8,657	—	Various	N/A
One Preserve Parkway	Land	Rockville, MD	—	—	—	7,001	—	—	7,001	—	7,001	—	Various	N/A
Broad Run Business Park	Land	Loudon County, VA	—	—	—	6,886	—	—	6,886	—	6,886	—	Various	N/A
20 F Street	Land	Washington, DC	—	—	—	4,439	—	—	4,439	—	4,439	—	Various	N/A
Decoverly Five	Land	Rockville, MD	—	—	—	1,843	—	—	1,843	—	1,843	—	Various	N/A
Decoverly Four	Land	Rockville, MD	—	—	—	1,814	—	—	1,814	—	1,814	—	Various	N/A
Cambridge Master Plan	Land	Cambridge, MA	—	—	—	1,444	—	—	1,444	—	1,444	—	Various	N/A
30 Shattuck Road	Land	Andover, MA	—	—	—	1,131	—	—	1,131	—	1,131	—	Various	N/A

			$3,541,131	$1,875,352	$6,320,986	$941,016	$1,879,247	$7,004,643	$218,401	$35,063	$9,137,354	$1,119,215

(1)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.
(2)	The aggregate cost and accumulated depreciation for tax purposes was approximately $8.3 billion and $1.4 billion, respectively.

Boston Properties Limited Partnership

Real Estate and Accumulated Depreciation

December 31, 2004

(dollars in thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	2004	2003	2002
Real Estate:
Balance at the beginning of the year	$8,853,760	$8,558,038	$7,357,439
Additions to and improvements of real estate	399,096	643,979	1,396,294
Assets sold and written-off	(115,502)	(348,257)	(195,695)

Balance at the end of the year	$9,137,354	$8,853,760	$8,558,038

Accumulated Depreciation:
Balance at the beginning of the year	$956,665	$799,585	$682,921
Depreciation expense	220,417	185,786	163,263
Assets sold and written-off	(57,867)	(28,706)	(46,599)

Balance at the end of the year	$1,119,215	$956,665	$799,585