Form 10-K
period 2005-12-31
BOSTON PROPERTIES LTD PARTNERSHIP
filed 2006-03-16
CIK 1043121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-50209

Boston Properties Limited Partnership

(Exact name of registrant as specified in its charter)

Delaware	04-3372948
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

111 Huntington Avenue, Suite 300 Boston, Massachusetts	02199
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 236-3300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                        Accelerated filer  ☐                        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the 8,955,795 common units of limited partnership held by non-affiliates of the Registrant was $626.9 million based upon the last reported sale price of $70.00 per share on the New York Stock Exchange on June 30, 2005 of the common stock of Boston Properties, Inc., a real estate investment trust and the sole general partner of the Registrant, for which the common units are redeemable under certain circumstances at the election of Boston Properties, Inc. (For this computation, the Registrant has excluded the market value of all common units beneficially owned by (1) Boston Properties, Inc., and (2) executive offers and directors of Boston Properties, Inc.; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)

Certain information contained in Boston Properties, Inc.’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 3, 2006 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III. Boston Properties, Inc. intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year ended December 31, 2005.

PART I

Item 1.	Business

General

As used herein, the terms “we,” “us,” “our,” “BPLP” and the “Company” refer to Boston Properties Limited Partnership, a Delaware limited partnership, and their predecessors, its subsidiaries, considered as a single enterprise. As used in our financial statements beginning on page 77, the term “Company” refers to BPLP. Boston Properties Limited Partnership is the entity through which Boston Properties, Inc., a fully integrated self-administered and self-managed real estate investment trust, or “REIT,” and one of the largest owners and developers of office properties in the United States, conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Boston Properties, Inc.’s common stock, par value $0.01 per share, is listed on the New York Stock Exchange under the symbol “BXP.”

Our properties are concentrated in five markets—Boston, Washington, D.C., midtown Manhattan, San Francisco and Princeton, N.J. At December 31, 2005, we owned or had interests in 121 properties, totaling approximately 42.0 million net rentable square feet and structured parking for vehicles containing approximately 9.3 million square feet. Our properties consisted of:

•	117 office properties comprised of 100 Class A office properties (including three properties under construction) and 17 Office/Technical properties;

•	two hotels; and

•	two retail properties.

We own or control undeveloped land totaling approximately 527.1 acres, which will support approximately 9.2 million square feet of development. In addition, we have a 25% interest in the Boston Properties Office Value-Added Fund, L.P., which we refer to as the “Value-Added Fund,” which is a strategic partnership with two institutional investors through which we intend to pursue the acquisition of assets within our existing markets that have deficiencies in property characteristics which provide an opportunity to create value through repositioning, refurbishment or renovation. Our investments through the Value-Added Fund are not included in our portfolio information tables or any other portfolio level statistics.

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

We are a full-service real estate company, with substantial in-house expertise and resources in acquisitions, development, financing, capital markets, construction management, property management, marketing, leasing, accounting, tax and legal services. We are managed by Boston Properties, Inc., in its capacity as our sole general partner. As of December 31, 2005, we had approximately 673 employees. Our thirty-four senior officers have an average of twenty-three years experience in the real estate industry and an average of fifteen years of experience with us. Our principal executive office is located at 111 Huntington Avenue, Boston, Massachusetts 02199 and our telephone number is (617) 236-3300. In addition, we have regional offices at 901 New York Avenue, NW, Washington, D.C. 20004; 599 Lexington Avenue, New York, New York 10022; Four Embarcadero Center, San Francisco, California 94111; and 302 Carnegie Center, Princeton, New Jersey 08540.

Boston Properties, Inc., our sole general partner, has a web site located at http://www.bostonproperties.com. On its Web site, you can obtain a copy of Boston Properties, Inc.’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to

Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. You may obtain BPLP’s reports by accessing the EDGAR database at the Securities and Exchange Commission’s website at http://www.sec.gov, or we will furnish an electronic or paper copy of these reports free of charge upon written request to: Investor Relations, Boston Properties, Inc., 111 Huntington Avenue, Suite 300, Boston, MA 02199. The name “Boston Properties” and our logo (consisting of a stylized “b”) are registered service marks of the Company.

Boston Properties Limited Partnership

As of March 1, 2006, Boston Properties, Inc. was the owner of approximately 80.92% of the economic interests in BPLP. Economic interest was calculated as the number of common partnership units of BPLP owned by Boston Properties, Inc. as a percentage of the sum of (1) the actual aggregate number of outstanding common partnership units of BPLP, (2) the number of common partnership units issuable upon conversion of outstanding preferred partnership units of BPLP and (3) the number of common units issuable upon conversion of all outstanding long term incentive plan units of BPLP, or LTIP units, assuming all conditions have been met for the conversion of the LTIP units. An LTIP Unit is generally the economic equivalent of a share of our restricted common stock. Boston Properties, Inc.’s general and limited partnership interests in BPLP entitle it to share in cash distributions from, and in the profits and losses of, BPLP in proportion to our percentage interest and entitle it to vote on all matters requiring a vote of the limited partners. The other limited partners are persons who contributed their direct or indirect interests in properties to us in exchange for common units or preferred units of limited partnership interest in BPLP either in connection with Boston Properties, Inc.’s initial public offering in 1997 or in subsequent transactions. Pursuant to our limited partnership agreement, unitholders may present their common units of BPLP for cash equal to the value of an equivalent number of shares of common stock of Boston Properties, Inc. In lieu of cash, however, Boston Properties, Inc., as general partner, may, at its option, choose to acquire any common units so tendered by issuing shares of its common stock in exchange for the common units. If Boston Properties, Inc. so chooses, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. We generally expect that Boston Properties, Inc., as our general partner, will elect to issue common stock in connection with each such presentation for redemption rather than having us pay cash. With each such exchange or redemption, Boston Properties, Inc.’s percentage ownership in BPLP will increase. In addition, whenever Boston Properties, Inc. issues shares of its common stock other than to acquire common units of BPLP, it must contribute any net proceeds it receives to us and we must issue an equivalent number of common units. This structure is commonly referred to as an umbrella partnership REIT, or “UPREIT.”

Our preferred units have the rights, preferences and other privileges, including the right to convert into common units, as are set forth in amendments to our limited partnership agreement. As of December 31, 2005 and March 1, 2006, we had one series of our preferred units outstanding. Our Series Two preferred units have an aggregate liquidation preference of approximately $185.1 million. The Series Two preferred units are convertible, at the holder’s election, into common units at a conversion price of $38.10 per common unit (equivalent to a ratio of 1.312336 common units per Series Two preferred unit). Distributions on the Series Two preferred units are payable quarterly and, unless the greater rate described in the next sentence applies, accrue at 7.0% until May 12, 2009 and 6.0% thereafter. If distributions on the number of common units into which the Series Two preferred units are convertible are greater than distributions calculated using the rates described in the preceding sentence for the applicable quarterly period, then the greater distributions are payable instead. Since May 2005, distributions have been made at the greater rate determined on the basis of distributions paid on the common units into which the Series Two preferred units are convertible. The terms of the Series Two preferred units provide that they may be redeemed for cash in six annual tranches, beginning on May 12, 2009, at our election or at the election of the holders. Boston Properties, Inc., as our general partner, also has the right to convert into common units any Series Two preferred units that are not redeemed when they are eligible for redemption.

Transactions During 2005

Real Estate Acquisitions/Dispositions

On December 30, 2005, we acquired Prospect Place, a Class A office property totaling approximately 297,000 net rentable square feet located in Waltham, Massachusetts, at a purchase price of approximately $62.8 million financed with available cash.

On December 20, 2005, our Value-Added Fund acquired 300 Billerica Road, a 111,000 net rentable square foot office property located in Chelmsford, Massachusetts, at a purchase price of approximately $10.0 million. The acquisition was financed with new mortgage indebtedness totaling $7.5 million and approximately $2.5 million in cash, of which our share was approximately $0.6 million.

On December 14, 2005, we sold Embarcadero Center West Tower, a Class A office property totaling approximately 475,000 net rentable square feet located in San Francisco, California, at a gross sale price of approximately $205.8 million. Net cash proceeds totaled $195.2 million after customary closing costs, transaction-related expenses and unfunded tenant obligations totaling approximately $10.6 million, resulting in a gain on sale of approximately $58.2 million. The transaction-related expenses consisted of approximately $6.6 million of tax reimbursement and gross-up obligations due to the contributors of the property pursuant to the related tax protection agreement.

On November 7, 2005, we sold 40-46 Harvard Street, an industrial property totaling approximately 152,000 net rentable square feet located in Westwood, Massachusetts, at a sale price of approximately $7.8 million, resulting in a gain on sale of approximately $7.0 million.

On November 4, 2005, we sold the Residence Inn by Marriott®, a 221-room extended-stay hotel property located in Cambridge, Massachusetts, at a gross sale price of approximately $68.0 million, less customary closing costs and a credit of approximately $3.0 million representing the property controlled furniture, fixtures and equipment escrow set aside for planned property upgrades, resulting in a gain on sale of approximately $39.9 million.

On May 16, 2005, we sold Riverfront Plaza, a Class A office property totaling approximately 910,000 net rentable square feet located in Richmond, Virginia, for approximately $247.1 million. Net proceeds totaled approximately $129.9 million after the repayment of mortgage indebtedness of $104.0 million, a prepayment penalty of approximately $4.3 million and unfunded tenant obligations and other closing costs totaling $8.9 million, resulting in a gain on sale of approximately $68.5 million.

On May 12, 2005, we sold 100 East Pratt Street, a Class A office property totaling approximately 639,000 net rentable square feet located in Baltimore, Maryland, for approximately $207.5 million. Net cash proceeds totaled approximately $92.8 million after the repayment of mortgage indebtedness of $84.0 million, a prepayment penalty of approximately $6.5 million and unfunded tenant obligations and other closing costs totaling $24.2 million, resulting in a gain on sale of approximately $54.4 million.

On April 20, 2005, we sold the Old Federal Reserve, a Class A office property totaling approximately 150,000 net rentable square feet located in San Francisco, California, at a sale price of approximately $46.8 million. Net cash proceeds totaled approximately $45.9 million, resulting in a gain on sale of approximately $10.1 million.

On February 28, 2005, we sold Decoverly Four and Five, consisting of two undeveloped land parcels located in Rockville, Maryland for net cash proceeds of approximately $5.3 million, resulting in a gain on sale of approximately $1.4 million.

On February 23, 2005, we sold a parcel of land at the Prudential Center located in Boston, Massachusetts for a net sale price of approximately $31.5 million and an additional obligation of the buyer to fund an estimated

$18.6 million of future costs at the Prudential Center (of which approximately $18.5 million has been received as of December 31, 2005) for aggregate proceeds of $50.1 million. Due to the structure of the transaction and certain continuing involvement provisions related to the development of the property, this transaction did not qualify as a sale for financial reporting purposes and was accounted for as a financing transaction in fiscal 2005. In January 2006, the continuing involvement provisions were satisfied and the transaction qualified as a sale for financial reporting purposes.

Developments

On January 1, 2005, we placed in-service 901 New York Avenue, a 539,000 net rentable square foot Class A office property located in Washington, D.C., in which we have a 25% ownership interest. This property required a total investment during 2005 of approximately $3.9 million which was funded through construction loan draws. Our total investment, including equity and debt, through December 31, 2005 in 901 New York Avenue was approximately $44.0 million.

On October 1, 2005, we placed in-service the West Garage phase of our Seven Cambridge Center development project located in Cambridge, Massachusetts. This garage will provide parking for approximately 800 cars. As of December 31, 2005 our total investment in the West Garage was approximately $16.6 million with an estimated total investment of $18.9 million.

As of December 31, 2005 we had five active construction projects underway, which aggregate an estimated total investment of $317.6 million. Our Seven Cambridge Center and Parcel E (12290 Sunrise Valley) are fully leased to Massachusetts Institute of Technology and Lockheed Martin Corporation, respectively. On September 26, 2005, we commenced construction on 505 9th Street in Washington, D.C., a joint venture project in which we have a 50% interest. The project consists of a build-to-suit Class A office property totaling approximately 323,000 net rentable square feet, of which 230,000 net rentable square feet have been pre-leased to a law firm for a 15-year term. The estimated total investment for our properties under construction as of December 31, 2005 is detailed below:

Properties Under Construction	Estimated Stabilization Date	Location	Estimated Total Investment
Seven Cambridge Center Office	First Quarter, 2006	Cambridge, MA	$106,156
Parcel E (12290 Sunrise Valley)	Second Quarter, 2006	Reston, VA	45,754
Capital Gallery Expansion	Third Quarter, 2007	Washington, D.C.	69,100
Wisconsin Place- Infrastructure (23.89% ownership)	N/A	Chevy Chase, MD	31,626
505 9th Street (50% ownership)	Fourth Quarter, 2008	Washington, D.C.	65,000

Total Properties Under Construction			$317,636

On January 17, 2006, we placed-in-service our Seven Cambridge Center development project located in Cambridge, Massachusetts.

Equity Transactions

During the year ended December 31, 2005, we redeemed 381,000 of our Series Two preferred units by converting them into 500,000 common units of limited partnership interest. The common units of limited partnership interest were subsequently presented by the holders for redemption and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of its common stock. In addition, during the year ended December 31, 2005, Boston Properties, Inc. redeemed an aggregate of 424,976 common units of limited partnership interest, presented by the holders for redemption, in exchange for an equal number of shares of common stock and BPLP redeemed an aggregate of 25,000 common units of limited partnership interest presented by the holder for cash.

Each time Boston Properties, Inc. issues shares of common stock (other than in exchange for common units upon exercise by limited partners of their redemption right), it contributes the proceeds of such issuance to us in return for an equivalent number of common units. During the year ended December 31, 2005, Boston Properties, Inc. issued 1,270,436 shares of common stock in connection with the exercise of stock options. As a result, we issued 1,270,436 common units to Boston Properties, Inc. in exchange for the proceeds from these transactions.

Special Dividend

On July 21, 2005, Boston Properties, Inc., as general partner of the Company, declared a special cash distribution of $2.50 per common partnership unit and LTIP Unit, which was paid on October 31, 2005 to unitholders of record as of the close of business on September 30, 2005. The special cash distribution was in addition to the regular quarterly distribution of $0.68 per common unit and LTIP Unit that was paid on October 31, 2005. Holders of Series Two preferred units participated in the special cash distribution on an as-converted basis in connection with their regular February 2006 distribution payment as provided for in the Company’s partnership agreement.

Business and Growth Strategies

Business Strategy

Our primary business objective is to maximize return on investment so as to provide our investors with the greatest possible total return. Our strategy to achieve this objective is:

•	to concentrate on a few carefully selected geographic markets, including Boston, Washington D.C., midtown Manhattan, San Francisco and Princeton, N.J., and to be one of the leading, if not the leading, owners and developers in each of those markets. We select markets and submarkets where tenants have demonstrated a preference for high-quality office buildings and other facilities;

•	to emphasize markets and submarkets within those markets where the lack of available sites and the difficulty of receiving the necessary approvals for development and the necessary financing constitute high barriers to the creation of new supply, and where skill, financial strength and diligence are required to successfully develop, finance and manage high-quality office, research and development space as well as selected retail space;

•	to take on complex, technically challenging projects, leveraging the skills of our management team to successfully develop, acquire or reposition properties which other organizations may not have the capacity or resources to pursue;

•	to concentrate on high-quality real estate designed to meet the demands of today’s tenants who require sophisticated telecommunications and related infrastructure and support services, and to manage those facilities so as to become the landlord of choice for both existing and prospective clients;

•	to opportunistically acquire assets which increase our penetration in the markets in which we have chosen to concentrate and which exhibit an opportunity to improve or preserve returns through repositioning (through a combination of capital improvements and shift in marketing strategy), changes in management focus and re-leasing as existing leases terminate;

•	to explore joint venture opportunities primarily with existing owners of land parcels located in desirable locations, who seek to benefit from the depth of development and management expertise we are able to provide and our access to capital, and/or to explore joint venture opportunities with strategic institutional partners, leveraging our skills as owners, operators and developers of Class A office space;

•	to pursue on a selective basis the sale of properties, including core properties, to take advantage of our value creation and the demand for our premier properties (see “Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” beginning on page 36);

•	to seek third-party development contracts, which benefits us when our internal development is less active or when new development is less-warranted due to market conditions, which can be a significant source of revenue and enables us to retain and utilize our existing development and construction management staff; and

•	to enhance our capital structure through our access to a variety of sources of capital.

Growth Strategies

External Growth

We believe that our development experience and our organizational depth position us to continue to selectively develop a range of property types, including single-story suburban office properties, high-rise urban developments, mixed-use developments and research and laboratory space, within budget and on schedule. Other factors that contribute to our competitive position include:

•	our control of sites (including sites under contract or option to acquire) in our markets that will support approximately 9.2 million square feet of new office, hotel and residential development;

•	our reputation gained through 36 years of successful operations and the stability and strength of our existing portfolio of properties;

•	our relationships with leading national corporations and public institutions seeking new facilities and development services;

•	our relationships with nationally recognized financial institutions that provide capital to the real estate industry;

•	our track record and reputation for executing acquisitions efficiently provides comfort to domestic and foreign institutions, private investors and corporations who seek to sell commercial real estate in our market areas;

•	our ability to act quickly on due diligence and financing; and

•	our relationships with institutional buyers and sellers of high-quality real estate assets.

Opportunities to execute our external growth strategy fall into three categories:

•	Development in selected submarkets. As market conditions continue to improve, we believe that development of well-positioned office buildings will be justified in many of our submarkets. We believe in acquiring land after taking into consideration timing factors relating to economic cycles and in response to market conditions that allow for its development at the appropriate time. While we purposely concentrate in markets with high barriers-to-entry, we have demonstrated throughout our 36-year history, an ability to make carefully timed land acquisitions in submarkets where we can become one of the market leaders in establishing rent and other business terms. We believe that there are opportunities at key locations in our existing and other markets for a well-capitalized developer to acquire land with development potential.

In the past, we have been particularly successful at acquiring sites or options to purchase sites that need governmental approvals for development. Because of our development expertise, knowledge of the governmental approval process and reputation for quality development with local government regulatory bodies, we generally have been able to secure the permits necessary to allow development and to profit from the resulting increase in land value. We seek complex projects where we can add value through the efforts of our experienced and skilled management team leading to attractive returns on investment.

Our strong regional relationships and recognized development expertise have enabled us to capitalize on unique build-to-suit opportunities. We intend to seek and expect to continue to be presented with such opportunities in the near term allowing us to earn relatively significant returns on these development opportunities through multiple business cycles.

•

Acquisition of assets and portfolios of assets from institutions or individuals.    We believe that due to our size, management strength and reputation, we are well positioned to acquire portfolios of assets or individual properties from institutions or individuals if valuations meet our criteria. We may acquire properties for cash, but we are also particularly well-positioned to appeal to sellers wishing to convert on a tax-deferred basis their ownership of property into equity in a diversified real estate operating company that offers liquidity through access to the public equity markets in addition to a quarterly distribution. The ability to offer our common and preferred units to sellers who would otherwise recognize a taxable gain upon a sale of assets for cash or the common stock of Boston Properties, Inc. may facilitate this type of transaction on a tax-efficient basis. In addition, we may consider mergers with and acquisitions of compatible real estate firms.

•	Acquisition of underperforming assets and portfolios of assets. We believe that because of our in-depth market knowledge and development experience in each of our markets, our national reputation with brokers, financial institutions and others involved in the real estate market and our access to competitively-priced capital, we are well-positioned to identify and acquire existing, underperforming properties for competitive prices and to add significant additional value to such properties through our effective marketing strategies and a responsive property management program. We have developed this strategy and program for our existing portfolio, where we provide high-quality property management services using our own employees in order to encourage tenants to renew, expand and relocate in our properties. We are able to achieve speed and transaction cost efficiency in replacing departing tenants through the use of in-house and third-party vendors’ services for marketing, including calls and presentations to prospective tenants, print advertisements, lease negotiation and construction of tenant improvements. Our tenants benefit from cost efficiencies produced by our experienced work force, which is attentive to preventive maintenance and energy management.

Internal Growth

We believe that significant opportunities will exist in the long term to increase cash flow from our existing properties because they are of high quality and in desirable locations. In addition, our properties are in markets where, in general, the creation of new supply is limited by the lack of available sites, the difficulty of receiving the necessary approvals for development on vacant land and the difficulty of obtaining financing. Our strategy for maximizing the benefits from these opportunities is two-fold: (1) to provide high-quality property management services using our employees in order to encourage tenants to renew, expand and relocate in our properties, and (2) to achieve speed and transaction cost efficiency in replacing departing tenants through the use of in-house services for marketing, lease negotiation and construction of tenant improvements. We believe that with the continued improvement of the economy, our office properties will add to our internal growth because of their desirable locations. In addition, we believe that with the continued improvement in the business and leisure travel sector, our two hotel properties will continue to add to our internal growth because of their desirable locations in the downtown Boston and East Cambridge submarkets. We expect to continue our internal growth as a result of our ability to:

•	Cultivate existing submarkets and long-term relationships with credit tenants. In choosing locations for our properties, we have paid particular attention to transportation and commuting patterns, physical environment, adjacency to established business centers, proximity to sources of business growth and other local factors.

We had an average lease term of 7.3 years at December 31, 2005 and continue to cultivate long-term leasing relationships with a diverse base of high quality, financially stable tenants. Based on leases in place at December 31, 2005, leases with respect to 4.5% of the total square feet from our Class A office properties will expire in calendar year 2006.

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

We expect to continue to pursue our investment objectives primarily through the ownership of our current properties, development projects and other acquired properties. We currently intend to continue to invest primarily in developments of properties and acquisitions of existing improved properties or properties in need of redevelopment, and acquisitions of land that we believe have development potential, primarily in our markets—Boston, Washington, D.C., midtown Manhattan, San Francisco and Princeton, N.J. Future investment or development activities will not be limited to a specified percentage of our assets. We intend to engage in such future investment or development activities in a manner that is consistent with the maintenance of Boston Properties, Inc.’s status as a REIT for federal income tax purposes. In addition, we may purchase or lease income-producing commercial and other types of properties for long-term investment, expand and improve the real estate presently owned or other properties purchased, or sell such real estate properties, in whole or in part, when circumstances warrant. We do not have a policy that restricts the amount or percentage of assets that will be invested in any specific property, however, our investments may be restricted by our debt covenants.

We may also continue to participate with third parties in property ownership, through joint ventures or other types of co-ownership. These investments may permit us to own interests in larger assets without unduly restricting diversification and, therefore, add flexibility in structuring our portfolio.

Equity investments may be subject to existing mortgage financing and other indebtedness or such financing or indebtedness as may be incurred in connection with acquiring or refinancing these investments. Debt service on such financing or indebtedness will have a priority over any distributions with respect to the common stock of Boston Properties, Inc. Investments are also subject to our policy not to be treated as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”).

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

Dispositions

Our disposition of properties is based upon the periodic review of our portfolio and the determination by the Board of Directors of Boston Properties, Inc. that such action would be in our best interests. Any decision to dispose of a property will be authorized by the Board of Directors of Boston Properties, Inc., as our general partner, or a committee thereof. Some holders of our limited partnership interests, including Messrs. Mortimer B. Zuckerman, Edward H. Linde and other executive officers, would incur adverse tax consequences upon the sale of certain of our properties that differ from the tax consequences to us. Consequently, holders of our limited partnership interests may have different objectives regarding the appropriate pricing and timing of any such sale. Such different tax treatment derives in most cases from the fact that we acquired these properties in exchange for partnership interests in contribution transactions structured to allow the prior owners to defer taxable gain. Generally this deferral continues so long as we do not dispose of the properties in a taxable transaction. Unless a sale by us of these properties is structured as a like-kind exchange or in a manner that otherwise allows deferral to continue, recognition of the deferred tax gain allocable to these prior owners is generally triggered by the sale. Certain assets are subject to tax protection agreements, which may limit our ability to dispose of the assets or require us to pay damages to the prior owners in the event of a taxable sale.

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

The Board of Directors of Boston Properties, Inc. will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of indebtedness, including the purchase price of properties to be acquired with debt financing, the estimated market value of our properties upon refinancing, the entering into agreements such as interest rate swaps, caps, floors and other interest rate hedging contracts and the ability of particular properties and BPLP as a whole to generate cash flow to cover expected debt service.

Policies with Respect to Other Activities

Boston Properties, Inc., as our sole general partner, has the authority to issue additional common and preferred units of BPLP. Boston Properties, Inc. has in the past, and may in the future, issue common or preferred units of limited partnership interest to persons who contribute their direct or indirect interests in properties to us in exchange for such common or preferred units of BPLP. We have not engaged in trading, underwriting or agency distribution or sale of securities of issuers other than BPLP and we do not intend to do so. At all times, we intend to make investments in such a manner as to maintain Boston Properties, Inc.’s qualification as a REIT, unless because of circumstances or changes in the Internal Revenue Code of 1986, as amended (or the Treasury Regulations), the Board of Directors of Boston Properties, Inc. determines that it is no longer in the best interests of Boston Properties, Inc. to qualify as a REIT. We may make loans to third parties, including, without limitation, to joint ventures in which we participate. We intend to make investments in such a way that we will not be treated as an investment company under the 1940 Act. Our policies with respect to these and other activities may be reviewed and modified or amended from time to time by the Board of Directors of Boston Properties, Inc.

Competition

We compete in the leasing of office space with a considerable number of other real estate companies, some of which may have greater marketing and financial resources than are available to us. In addition, our hotel properties compete for guests with other hotels, some of which may have greater marketing and financial resources than are available to us and to the manager of our hotels, Marriott® International, Inc.

Principal factors of competition in our primary business of owning, acquiring and developing office properties are the quality of properties, leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided, and reputation as an owner and operator of quality office properties in the relevant market. Additionally, our ability to compete depends upon, among other factors, trends of the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, utilities, governmental regulations, legislation and population trends.

The Hotel Properties

On November 4, 2005, we sold our Residence Inn by Marriott® at Six Cambridge Center, leaving us with two hotel properties. We operate our two hotel properties through a taxable REIT subsidiary (“TRS”). The TRS, our wholly-owned subsidiary, is the lessee pursuant to leases for each of the hotel properties. As lessor, we are entitled to a percentage of gross receipts from the hotel properties. The hotel leases allow all the economic benefits of ownership to flow to us. Marriott® International, Inc. continues to manage the hotel properties under the Marriott® name and under terms of the existing management agreements. Marriott has been engaged under separate long-term incentive management agreements to operate and manage each of the hotels on behalf of the TRS. In connection with these arrangements, Marriott has agreed to operate and maintain the hotels in accordance with its system-wide standard for comparable hotels and to provide the hotels with the benefits of its central reservation system and other chain-wide programs and services. Under a separate management agreement for each hotel, Marriott acts as the TRS’ agent to supervise, direct and control the management and operation of the hotel and receives as compensation base management fees that are calculated as a percentage of the hotel’s gross revenues, and supplemental incentive fees if the hotel exceeds negotiated profitability breakpoints. In addition, the TRS compensates Marriott, on the basis of a formula applied to the hotel’s gross revenues, for certain system-wide services provided by Marriott, including central reservations, marketing and training. During 2005, 2004 and 2003, Marriott received an aggregate of approximately $4.2 million, $4.0 million and $3.4 million, respectively, under the management agreements.

Seasonality

Our hotel properties traditionally have experienced significant seasonality in their operating income, with the percentage of net operating income by quarter over the year ended December 31, 2005 shown below. Information for the Residence Inn by Marriott® has been excluded due to the sale of this property on November 4, 2005.

First Quarter	Second Quarter	Third Quarter	Fourth Quarter
7%	29%	30%	34%

Corporate Governance

Boston Properties Inc. is currently managed by a ten member Board of Directors, which is divided into three classes (Class I, Class II and Class III). The Board of Directors of Boston Properties, Inc. is currently composed of three Class I directors (Mortimer B. Zuckerman, Carol B. Einiger and Richard E. Salomon), four Class II directors (Lawrence S. Bacow, Zoë Baird, Alan J. Patricof and Martin Turchin) and three Class III directors (William M. Daley, Edward H. Linde and David A. Twardock). The members of each class of the Board of

Directors of Boston Properties, Inc. serve for staggered three-year terms, and the terms of the current Class I, Class II and Class III directors expire upon the election and qualification of directors at the annual meetings of stockholders of Boston Properties, Inc. held in 2007, 2008 and 2006, respectively. At each annual meeting of stockholders of Boston Properties, Inc., directors will be elected or re-elected for a full term of three years to succeed those directors whose terms are expiring.

Boston Properties, Inc.’s Board of Directors has Audit, Compensation and Nominating and Corporate Governance Committees. The membership of each of these committees is described below.

Name of Director	Audit		Compensation		Nominating and Corporate Governance
Lawrence S. Bacow	X		X
Zoë Baird					X
William M. Daley					X	*
Carol B. Einiger	X
Alan J. Patricof	X	*
Richard E. Salomon			X	*
David A. Twardock			X		X

X=Committee member, *=Chair

•	The Board of Directors of Boston Properties, Inc. has adopted charters for each of its Audit, Compensation and Nominating and Corporate Governance Committees. Each committee is comprised of three (3) independent directors. A copy of each of these charters is available on Boston Properties, Inc.’s website at http://www.bostonproperties.com under the heading “Corporate Governance” and subheading “Committees and Charters.” A copy of each of these charters is also available in print upon written request addressed to Investor Relations, Boston Properties, Inc., 111 Huntington Avenue, Boston, MA 02199.

•	The Board of Directors of Boston Properties, Inc. has adopted Corporate Governance Guidelines, a copy of which is available on Boston Properties, Inc.’s website at http://www.bostonproperties.com under the heading “Corporate Governance” and subheading “Governance Guidelines.” A copy of these guidelines is also available in print upon written request addressed to Investor Relations, Boston Properties, Inc., 111 Huntington Avenue, Boston, MA 02199.

•	The Board of Directors of Boston Properties, Inc. has adopted a Code of Business Conduct and Ethics, which governs business decisions made and actions taken by the directors, officers and employees of Boston Properties, Inc. A copy of this code is available on Boston Properties, Inc.’s website at http://www.bostonproperties.com under the heading “Corporate Governance” and subheading “Code of Conduct and Ethics.” We intend to disclose on this website any amendment to, or waiver of, any provision of this Code applicable to the directors and executive officers of Boston Properties, Inc. that would otherwise be required to be disclosed under the rules of the SEC or the New York Stock Exchange. A copy of this Code is also available in print upon written request addressed to Investor Relations, Boston Properties, Inc., 111 Huntington Avenue, Boston, MA 02199.

•	The Board of Directors of Boston Properties, Inc. has established an ethics reporting system that employees may use to anonymously report possible violations of the Code of Business Conduct and Ethics, including concerns regarding questionable accounting, internal accounting controls or auditing matters, by telephone or over the internet.

•	On May 26, 2005, Edward H. Linde, President and Chief Executive Officer of Boston Properties, Inc., submitted to the New York Stock Exchange (the “NYSE”) the Annual Written Affirmation required by Section 303A of the Corporate Governance Rules of the NYSE certifying that he was not aware of any violation by Boston Properties, Inc. of NYSE corporate governance listing standards.

Item 1A.	Risk Factors.

Set forth below are the risks that we believe are material to our investors. We refer to our common, preferred and LTIP units together as our “securities,” and the investors who own our securities, or both, as our “securityholders.” This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 35.

Our performance and value are subject to risks associated with our real estate assets and with the real estate industry.

Our economic performance and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our office and hotel properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our securityholders will be adversely affected. The following factors, among others, may adversely affect the income generated by our office and hotel properties:

•	downturns in the national, regional and local economic conditions (particularly increases in unemployment);

•	competition from other office, hotel and commercial buildings;

•	local real estate market conditions, such as oversupply or reduction in demand for office, hotel or other commercial space;

•	changes in interest rates and availability of attractive financing;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	increased operating costs, including insurance expense, utilities, real estate taxes, state and local taxes and heightened security costs;

•	civil disturbances, earthquakes and other natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses;

•	significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs which are generally not reduced when circumstances cause a reduction in revenues from a property;

•	declines in the financial condition of our tenants and our ability to collect rents from our tenants; and

•	decreases in the underlying value of our real estate.

We are dependent upon the economic climates of our markets—Boston, Washington, D.C., midtown Manhattan, San Francisco and Princeton, N.J.

Our revenue is derived from properties located in five markets: Boston, Washington, D.C., midtown Manhattan, San Francisco and Princeton, N.J. A downturn in the economies of these markets, or the impact that a downturn in the overall national economy may have upon these economies, could result in reduced demand for office space. Because our portfolio consists primarily of office buildings (as compared to a more diversified real estate portfolio), a decrease in demand for office space in turn could adversely affect our results of operations. Additionally, there are submarkets within our core markets that are dependent upon a limited number of industries. For example, in our Washington, D.C. market we are primarily dependent on leasing office properties to governmental agencies and contractors, as well as legal firms. In our midtown Manhattan market we have historically leased properties to financial, legal and other professional firms. A significant downturn in one or more of these sectors could adversely affect our results of operations.

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

In appropriate circumstances, we intend to develop and acquire properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. We currently have seven joint ventures that are not consolidated with our financial statements. Our share of the aggregate revenue of these joint ventures represented approximately 3% of our total revenue (the sum of our total consolidated revenue and our share of such joint venture revenue) for the year ended December 31, 2005. Our participation in joint ventures is subject to the risks that:

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

We have acquired in the past and intend to continue to pursue the acquisition of properties and portfolios of properties, including large portfolios that could increase our size and result in alterations to our capital structure. Our acquisition activities and their success are subject to the following risks:

•	even if we enter into an acquisition agreement for a property, we may be unable to complete that acquisition after making a non-refundable deposit and incurring certain other acquisition-related costs;

•	we may be unable to obtain financing for acquisitions on favorable terms or at all;

•	acquired properties may fail to perform as expected;

•	the actual costs of repositioning or redeveloping acquired properties may be greater than our estimates;

•	the acquisition agreement will likely contain conditions to closing, including completion of due diligence investigations to our satisfaction or other conditions that are not within our control, which may not be satisfied;

•	acquired properties may be located in new markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and this could have an adverse effect on our results of operations and financial condition.

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

We may acquire properties subject to liabilities and without any recourse, or with only limited recourse against the prior owners or other third parties, with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations and cash flow. Unknown liabilities with respect to acquired properties might include:

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

We plan to continue to acquire properties as we are presented with attractive opportunities. We may face competition for acquisition opportunities with other investors, particularly private investors who can incur more leverage, and this competition may adversely affect us by subjecting us to the following risks:

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

Large and high-quality office and hotel properties like the ones that we own could be difficult to sell. This may limit our ability to change our portfolio promptly in response to changes in economic or other conditions. In addition, federal tax laws limit our ability to sell properties and this may affect our ability to sell properties without adversely affecting returns to our securityholders. These restrictions reduce our ability to respond to changes in the performance of our investments and could adversely affect our financial condition and results of operations.

Our ability to dispose of some of our properties is constrained by their tax attributes. Properties which we developed and have owned for a significant period of time or which we acquired through tax deferred contribution transactions in exchange for our partnership interests often have low tax bases. If we dispose of these properties outright in taxable transactions, we may be required to distribute a significant amount of the taxable gain to our securityholders under the requirements of the Internal Revenue Code for REITs. In some cases, without incurring additional costs we may be restricted from disposing of properties contributed in exchange for our partnership interests under tax protection agreements with contributors. To dispose of low basis or tax-protected properties efficiently we often use like-kind exchanges, which qualify for non-recognition of taxable gain, but can be difficult to consummate and result in the property for which the disposed assets are exchanged inheriting their low tax bases and other tax attributes (including tax protection covenants).

Our properties face significant competition.

We face significant competition from developers, owners and operators of office properties and other commercial real estate, including sublease space available from our tenants. Substantially all of our properties face competition from similar properties in the same market. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower rates than the space in our properties.

Because we own two hotel properties, we face the risks associated with the hospitality industry.

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

In addition, because our hotel properties are located within two miles of each other in downtown Boston and Cambridge, they are subject to the Boston market’s fluctuations in demand, increases in operating costs and increased competition from additions in supply.

Because of the ownership structure of our two hotel properties, we face potential adverse effects from changes to the applicable tax laws.

We own two hotel properties. However, under the Internal Revenue Code, REITs like Boston Properties, Inc. are not allowed to operate hotels directly or indirectly. Accordingly, we lease our hotel properties to one of our taxable REIT subsidiaries, or TRS. As lessor, we are entitled to a percentage of the gross receipts from the operation of the hotel properties. Marriott International, Inc. manages the hotels under the Marriott® name pursuant to a management contract with the TRS as lessee. While the TRS structure allows the economic benefits of ownership to flow to us, the TRS is subject to tax on its income from the operations of the hotels at the federal and state level. In addition, the TRS is subject to detailed tax regulations that affect how it may be capitalized and operated. If the tax laws applicable to TRSs are modified, we may be forced to modify the structure for owning our hotel properties, and such changes may adversely affect the cash flows from our hotels. In addition, the Internal Revenue Service, the United States Treasury Department and Congress frequently review federal income tax legislation, and we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any of such actions may prospectively or retroactively modify the tax treatment of the TRS and, therefore, may adversely affect our after-tax returns from our hotel properties.

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

We carry insurance coverage on our properties of types and in amounts and with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act, or TRIA, was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) through December 31, 2004, which date was extended to December 31, 2005 by the United States Department of Treasury on June 18, 2004 and which date was further extended to December 31, 2007 by the Terrorism Risk Insurance Extension Act of 2005 (the “TRIA Extension Act”). TRIA expires on December 31, 2007, and we cannot currently anticipate whether it will be extended. Effective as of March 1, 2006, our property insurance program per occurrence limits were decreased from $1 billion to $800 million, including coverage for both “certified” and “non-certified” acts of terrorism by TRIA. The amount of such insurance available in the market has decreased because of the natural disasters which occurred during 2005. We also carry nuclear, biological and chemical terrorism insurance coverage (“NBC Coverage”) for “certified” acts of terrorism as defined by TRIA, which is provided by IXP, Inc. as a direct insurer. Effective as of March 1, 2006, we extended the NBC Coverage to March 1, 2007, excluding our Value-Added Fund properties. Effective as of March 1, 2006, the per occurrence limit for NBC Coverage was decreased from $1 billion to $800 million. Under TRIA, after the payment of the required deductible and coinsurance the NBC Coverage is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” Under the TRIA Extension Act (a) the program trigger is $5 million through March 31, 2006, $50 million from April 1, 2006 through December 31, 2006 and $100 million from January 1, 2007 through December 31, 2007 and (b) the coinsurance is 10% through December 31, 2006 and 15% through December 31, 2007. We may elect to terminate the NBC Coverage when the program trigger increases on January 1, 2007, if there is a change in our portfolio or for any other reason. We intend to continue to monitor the scope, nature and cost of available terrorism insurance and maintain insurance in amounts and on terms that are commercially reasonable.

We also currently carry earthquake insurance on our properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that we believe are commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, we currently carry earthquake insurance which covers our San Francisco portfolio with a $120 million per occurrence limit and a $120 million aggregate limit, $20 million of which is provided by IXP, Inc., as a direct insurer. The amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. As a result of increased costs of coverage and limited availability, the amount of third-party earthquake insurance that we may be able to purchase on commercially reasonable terms may be reduced. In addition, we may discontinue earthquake insurance on some or all of our properties in the future if the premiums exceed our estimation of the value of the coverage.

In January 2002, we formed a wholly-owned taxable REIT subsidiary, IXP, Inc., or IXP, to act as a captive insurance company and be one of the elements of our overall insurance program. IXP acts as a direct insurer with respect to a portion of our earthquake insurance coverage for our Greater San Francisco properties and our NBC Coverage for “certified acts of terrorism” under TRIA. Insofar as we own IXP, we are responsible for its liquidity and capital resources, and the accounts of IXP are part of our consolidated financial statements. In particular, if a loss occurs which is covered by our NBC Coverage but is less than the applicable program trigger under TRIA, IXP would be responsible for the full amount of the loss without any backstop by the Federal Government. If we experience a loss and IXP is required to pay under our insurance policy, we would ultimately record the loss to the extent of IXP’s required payment. Therefore, insurance coverage provided by IXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

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

Under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties simply because of our current or past ownership or operation of the real estate. If unidentified environmental problems arise, we may have to make substantial payments, which could adversely affect our cash flow and our ability to make distributions to our securityholders, because:

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

Some of our properties are located in urban and previously developed areas where fill or current or historic industrial uses of the areas have caused site contamination. It is our policy to retain independent environmental consultants to conduct Phase I environmental site assessments and asbestos surveys with respect to our acquisition of properties. These assessments generally include a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, federal and historical documents, but do not involve invasive techniques such as soil and ground water sampling. Where appropriate, on a property-by-property basis, our practice is to have these consultants conduct additional testing, including sampling for asbestos, for lead in drinking water, for soil contamination where underground storage tanks are or were located or where other past site usage creates a potential environmental problem, and for contamination in groundwater. Even though these environmental assessments are conducted, there is still the risk that:

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

We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. We anticipate that only a small portion of the principal of our debt will be repaid prior to maturity. Therefore, we are likely to need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of our existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital, our cash flow may not be sufficient to repay all maturing debt in years when significant “balloon” payments come due.

We have agreements with a number of our limited partners who contributed properties in exchange for our partnership interests that require us to maintain for specified periods of time secured debt on certain of our assets and/or allocate partnership debt to such limited partners to enable them to continue to defer recognition of their taxable gain with respect to the contributed property. These tax protection and debt allocation agreements may restrict our ability to repay or refinance debt.

An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets.

As of December 31, 2005, we had approximately $874.1 million of indebtedness that bears interest at variable rates, and we may incur more of such indebtedness in the future. Accordingly, if interest rates increase, so will our interest costs, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our securityholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures. We have entered into interest rate swap agreements with respect to a portion of our variable rate debt, and we may in the future enter into similar agreements, including swaps, caps, floors and other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (See Note 6 to the Consolidated Financial Statements). In addition, an increase in interest rates could decrease the amount third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Covenants in our debt agreements could adversely affect our financial condition.

The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. Our unsecured credit facility, unsecured debt securities and secured construction loans contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt, which we must maintain. Our continued ability to borrow under our credit facilities is subject to compliance with our financial and other covenants. In addition, our failure to comply with such covenants could cause a default under the applicable debt agreement, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. Additionally, in the future our ability to satisfy current or prospective lenders’ insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage against acts of terrorism than is available to us in the marketplace or on commercially reasonable terms, particularly if TRIA is not extended beyond December 31, 2007.

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

On March 1, 2006, we had approximately $4.7 billion in total indebtedness outstanding on a consolidated basis (i.e., excluding unconsolidated joint venture debt). Debt to market capitalization ratio, which measures total debt as a percentage of the aggregate of total debt plus the market value of outstanding equity securities, is often used by analysts to gauge leverage for equity REITs such as Boston Properties, Inc. Our market value is calculated using the price per share of Boston Properties, Inc.’s common stock. Using the closing stock price of $84.75 per share of the common stock of Boston Properties, Inc. on March 1, 2006, multiplied by the sum of (1) the actual aggregate number of outstanding common units (including common units held by Boston Properties, Inc.), (2) the number of common units issuable upon conversion of all outstanding preferred units and (3) the number of common units issuable upon conversion of all outstanding LTIP units assuming all conditions have been met for conversion of the LTIP units, our debt to market capitalization ratio was approximately 28.49% as of March 1, 2006.

Our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes. Our senior unsecured debt is currently rated investment grade by the three major rating agencies. However, there can be no assurance we will be able to maintain this rating, and in the event our senior debt is downgraded from its current rating, we would likely incur higher borrowing costs and/or difficulty in obtaining additional financing. Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally. There is a risk that changes in our debt to market capitalization ratio, which is in part a function of the stock price of Boston Properties, Inc., or our ratio of indebtedness to other measures of asset value used by financial analysts may have an adverse effect on the market price of our equity or debt securities.

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

In order to maintain the REIT status of our general partner, Boston Properties, Inc., we may need to borrow funds on a short-term basis to meet the REIT distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings. To qualify as a REIT, Boston Properties, Inc. generally must distribute to its stockholders at least 90% of its net taxable income each year, excluding capital gains. In addition, Boston Properties, Inc. will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by it in any calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years. Boston Properties, Inc. may need short-term debt or long-term debt or proceeds from asset sales, creation of joint ventures or sales of its common stock to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. The inability of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short and long-term debt or sell equity securities in order to fund distributions required to maintain Boston Properties, Inc.’s REIT status.

Limits on changes in control of Boston Properties, Inc. may discourage takeover attempts beneficial to our securityholders.

Provisions in Boston Properties, Inc.’s certificate of incorporation and bylaws, its shareholder rights agreement and provisions in our agreement of limited partnership, as well as provisions of the Internal Revenue Code and Delaware corporate law, may:

•	delay or prevent a change of control over Boston Properties, Inc. or a tender offer, even if such action might be beneficial to our securityholders or Boston Properties, Inc.’s stockholders; and

•	limit Boston Properties, Inc.’s stockholders’ opportunity to receive a potential premium for their shares of common stock over then-prevailing market prices.

Stock Ownership Limit

To facilitate the maintenance of Boston Properties, Inc.’s qualification as a REIT and to otherwise address concerns relating to concentration of capital stock ownership, its certificate of incorporation generally prohibits ownership, directly, indirectly or beneficially, by any single stockholder of more than 6.6% of the number of outstanding shares of any class or series of its equity stock. We refer to this limitation as the “ownership limit.” The Board of Directors of Boston Properties, Inc. may waive or modify the ownership limit with respect to one or more persons if it is satisfied that ownership in excess of this limit will not jeopardize the status of Boston Properties, Inc. as a REIT for federal income tax purposes. In addition, under Boston Properties, Inc.’s certificate of incorporation, each of Mortimer B. Zuckerman and Edward H. Linde, along with their respective families and affiliates, as well as, in general, pension plans and mutual funds, may actually and beneficially own up to 15% of the number of outstanding shares of any class or series of its equity stock. Shares of Boston Properties, Inc. owned in violation of the ownership limit will be subject to the loss of rights to distributions and voting and other penalties. The ownership limit may have the effect of inhibiting or impeding a change in control.

Agreement of Limited Partnership of BPLP

We have agreed in our agreement of limited partnership that Boston Properties, Inc., our general partner, will not engage in specified extraordinary transactions, including, among others, business combinations, unless limited partners other than Boston Properties, Inc. receive, or have the opportunity to receive, either (1) the same consideration for their partnership interests as holders of Boston Properties, Inc.’s common stock in the transaction or (2) limited partnership units that, among other things, would entitle the holders, upon redemption of these units, to receive shares of common equity of a publicly traded company or the same consideration as holders of Boston Properties, Inc.’s common stock received in the transaction. If these limited partners would not receive such consideration, Boston Properties, Inc. cannot engage in the transaction unless limited partners holding at least 75% of the common units of limited partnership interest, other than those held by Boston Properties, Inc. or its affiliates, consent to the transaction. In addition, we have agreed in our agreement of limited partnership that Boston Properties, Inc., as our general partner, will not complete specified extraordinary transactions, including among others, business combinations, in which it received the approval of its stockholders unless (1) limited partners holding at least 75% of the common units, other than those held by Boston Properties, Inc. or its affiliates, consent to the transaction or (2) the limited partners are also allowed to vote and the transaction would have been approved had these limited partners been able to vote as common stockholders on the transaction. Therefore, if Boston Properties, Inc.’s common stockholders approve a specified extraordinary transaction, the partnership agreement requires the following before we can complete the transaction:

•	our securityholders must vote on the matter;

•	Boston Properties, Inc. must vote its limited partnership interests in the same proportion as its stockholders voted on the transaction; and

•	the result of the vote of our securityholders must be such that had such vote been a vote of stockholders of Boston Properties, Inc., the business combination would have been approved.

With respect to business combinations, Boston Properties, Inc., as our general partner, has agreed in our partnership agreement to use its commercially reasonable efforts to structure such a transaction to avoid causing our limited partners to recognize gain for federal income tax purposes by virtue of the occurrence of or their participation in such a transaction.

As a result of these provisions, a potential acquirer may be deterred from making an acquisition proposal, and Boston Properties, Inc. may be prohibited by contract from engaging in a proposed extraordinary transaction, including a proposed business combination, even though its stockholders approve of the transaction.

Shareholder Rights Plan

Boston Properties, Inc. has a shareholder rights plan. Under the terms of this plan, Boston Properties, Inc. can in effect prevent a person or group from acquiring more than 15% of the outstanding shares of its common stock because, unless it approves of the acquisition, after the person acquires more than 15% of the outstanding common stock of Boston Properties, Inc., all other stockholders will have the right to purchase securities from Boston Properties, Inc. at a price that is less than their then fair market value. This would substantially reduce the value and influence of the stock owned by the acquiring person. The Board of Directors of Boston Properties, Inc. can prevent the plan from operating by approving the transaction in advance, which gives Boston Properties, Inc. significant power to approve or disapprove of the efforts of a person or group to acquire a large interest in Boston Properties, Inc.

We may change our policies without obtaining the approval of our securityholders.

Our operating and financial policies, including our policies with respect to acquisitions of real estate, growth, operations, indebtedness, capitalization and distributions, are exclusively determined by our sole general partner, Boston Properties, Inc., acting through its Board of Directors. Accordingly, our securityholders do not control these policies.

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

Some holders of our limited partnership interests, including Messrs. Zuckerman and Linde, would incur adverse tax consequences upon the sale of certain of our properties and on the repayment of related debt which differ from the tax consequences to us. Consequently, such holders of our limited partnership interests may have different objectives regarding the appropriate pricing and timing of any such sale or repayment of debt. While Boston Properties, Inc. has exclusive authority under our limited partnership agreement to determine when to refinance or repay debt or whether, when, and on what terms to sell a property, subject, in the case of certain properties, to the contractual commitments described below, any such decision would require the approval of the Board of Directors of Boston Properties, Inc. While the Board of Directors of Boston Properties, Inc. has a policy with respect to these matters, as directors and executive officers of Boston Properties, Inc., Messrs. Zuckerman and Linde could exercise their influence in a manner inconsistent with the interests of some of our securityholders, including in a manner which could prevent completion of a sale of a property or the repayment of indebtedness.

Agreement not to sell some properties.

Under the terms of our limited partnership agreement, we have agreed not to sell or otherwise transfer some of our properties, prior to specified dates, in any transaction that would trigger taxable income, without first obtaining the consent of Messrs. Zuckerman and Linde. However, we are not required to obtain their consent if, during the applicable period, each of them does not hold at least 30% of his original partnership interests, or if those properties are transferred in a nontaxable transaction. In addition, we have entered into similar agreements with respect to other properties that we have acquired in exchange for partnership interests. Pursuant to those agreements, we are responsible for the reimbursement of certain tax-related costs to the prior owners if the subject properties are sold in a taxable sale. In general, our obligations to the prior owners are limited in time and only apply to actual damages suffered. As of December 31, 2005, there were a total of 27 wholly-owned properties subject to these restrictions, and those properties are estimated to have accounted for approximately 40% of our total revenue for the year ended December 31, 2005.

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

We acquired many of our properties from our predecessors at the completion of the initial public offering of Boston Properties, Inc. in June 1997. Before we acquired these properties, each of them was insured by a title insurance policy. We did not obtain new owner’s title insurance policies in connection with the acquisition of these properties. However, to the extent we have financed properties after acquiring them in connection with the initial public offering of Boston Properties, Inc., we have obtained new title insurance policies. Nevertheless, because in many instances we acquired these properties indirectly by acquiring ownership of the entity that owned the property and those owners remain in existence as our subsidiaries, some of these title insurance policies may continue to benefit us. Many of these title insurance policies may be for amounts less than the current or future values of the applicable properties. If there was a title defect related to any of these properties, or to any of the properties acquired at the time of the initial public offering of Boston Properties, Inc., that is no longer covered by a title insurance policy, we could lose both our capital invested in and our anticipated profits from such property. We have obtained title insurance policies for all properties that we have acquired after the initial public offering of Boston Properties, Inc., however, these policies may be for amounts less than the current or future values of the applicable properties.

We face possible adverse changes in tax laws.

From time to time, changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income. These increased tax costs could adversely affect our financial condition and results of operations and our ability to make distributions to our securityholders.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

At December 31, 2005, our portfolio consisted of 121 properties totaling 42.0 million net rentable square feet. Our properties consisted of (1) 117 office properties, comprised of 100 Class A office buildings, including 3 properties under construction and 17 properties that support both office and technical uses, (2) two retail properties and (3) two hotels. In addition, we own or control 527.1 acres of land for future development. The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at December 31, 2005. Information relating to properties owned by the Value-Added Fund is not included in our portfolio information tables or any other portfolio level statistics because the Value-Added Fund invests in assets within our existing markets that have deficiencies in property characteristics which provide an opportunity to create value through repositioning, refurbishment or renovation. We therefore believe including such information in our portfolio tables and statistics would render the portfolio information less useful to investors. Information relating to the Value-Added Fund is set forth below separately.

Properties	Location	% Leased	Number of Buildings	Net Rentable Square Feet
Class A Office
399 Park Avenue	New York, NY	100.0%	1	1,686,495
Citigroup Center	New York, NY	96.6%	1	1,569,022
Times Square Tower	New York, NY	93.8%	1	1,238,708
800 Boylston Street at The Prudential Center	Boston, MA	82.4%	1	1,183,438
280 Park Avenue	New York, NY	100.0%	1	1,179,064
5 Times Square	New York, NY	100.0%	1	1,101,779
599 Lexington Avenue	New York, NY	100.0%	1	1,016,218
Embarcadero Center Four	San Francisco, CA	96.1%	1	938,165
111 Huntington Avenue at The Prudential Center	Boston, MA	100.0%	1	854,936
Embarcadero Center One	San Francisco, CA	89.7%	1	826,034
Embarcadero Center Two	San Francisco, CA	86.2%	1	770,822
Embarcadero Center Three	San Francisco, CA	91.3%	1	767,667
Democracy Center	Bethesda, MD	78.3%	3	682,827
Metropolitan Square (51% ownership)	Washington, D.C.	99.9%	1	586,482
901 New York Avenue (25% ownership)	Washington, D.C.	96.3%	1	539,229
Reservoir Place	Waltham, MA	85.5%	1	526,998
601 and 651 Gateway Boulevard	South San Francisco, CA	84.7%	2	506,006
101 Huntington Avenue at The Prudential Center	Boston, MA	86.3%	1	505,939
One and Two Reston Overlook	Reston, VA	100.0%	2	445,892
Two Freedom Square	Reston, VA	100.0%	1	421,676
One Tower Center	East Brunswick, NJ	71.1%	1	412,222
One Freedom Square	Reston, VA	99.2%	1	414,075
Market Square North (50% ownership)	Washington, D.C.	98.4%	1	401,279
140 Kendrick Street	Needham, MA	100.0%	3	380,987
One and Two Discovery Square	Reston, VA	100.0%	2	367,018
265 Franklin Street (35% ownership)	Boston, MA	72.4%	1	347,381
Orbital Science Campus	Dulles, VA	100.0%	3	337,228
1333 New Hampshire Avenue	Washington, D.C.	100.0%	1	315,371
Waltham Weston Corporate Center	Waltham, MA	96.1%	1	306,789
Capital Gallery	Washington, D.C.	100.0%	1	301,879
Prospect Place	Waltham, MA	66.5%	1	297,402
12310 Sunrise Valley	Reston, VA	100.0%	1	263,870
Reston Corporate Center	Reston, VA	100.0%	2	261,046

Properties	Location	% Leased	Number of Buildings	Net Rentable Square Feet
Quorum Office Park	Chelmsford, MA	100.0%	2	259,918
New Dominion Technology Park, Building Two	Herndon, VA	100.0%	1	257,400
611 Gateway Boulevard	South San Francisco, CA	100.0%	1	256,302
12300 Sunrise Valley	Reston, VA	100.0%	1	255,244
1330 Connecticut Avenue	Washington, D.C.	100.0%	1	252,136
200 West Street	Waltham, MA	98.0%	1	248,048
500 E Street	Washington, D.C.	100.0%	1	246,057
New Dominion Technology. Park, Building One	Herndon, VA	100.0%	1	235,201
510 Carnegie Center	Princeton, NJ	100.0%	1	234,160
One Cambridge Center	Cambridge, MA	67.1%	1	215,385
Sumner Square Office	Washington, D.C.	100.0%	1	207,620
University Place	Cambridge, MA	99.6%	1	196,007
1301 New York Avenue	Washington, D.C.	100.0%	1	188,358
2600 Tower Oaks Boulevard	Rockville, MD	100.0%	1	178,887
Eight Cambridge Center	Cambridge, MA	100.0%	1	177,226
Newport Office Park	Quincy, MA	100.0%	1	170,013
Lexington Office Park	Lexington, MA	97.0%	2	164,565
191 Spring Street	Lexington, MA	100.0%	1	162,700
210 Carnegie Center	Princeton, NJ	74.5%	1	161,776
206 Carnegie Center	Princeton, NJ	100.0%	1	161,763
10 & 20 Burlington Mall Road	Burlington, MA	86.0%	2	153,048
Ten Cambridge Center	Cambridge, MA	100.0%	1	152,664
214 Carnegie Center	Princeton, NJ	76.8%	1	150,774
212 Carnegie Center	Princeton, NJ	100.0%	1	149,398
506 Carnegie Center	Princeton, NJ	100.0%	1	136,213
508 Carnegie Center	Princeton, NJ	100.0%	1	131,085
Waltham Office Center	Waltham, MA	82.3%	3	129,041
202 Carnegie Center	Princeton, NJ	68.8%	1	128,705
101 Carnegie Center	Princeton, NJ	100.0%	1	123,659
Montvale Center	Gaithersburg, MD	84.8%	1	122,687
504 Carnegie Center	Princeton, NJ	100.0%	1	121,990
91 Hartwell Avenue	Lexington, MA	90.9%	1	121,425
40 Shattuck Road	Andover, MA	95.6%	1	120,000
502 Carnegie Center	Princeton, NJ	93.8%	1	116,374
Three Cambridge Center	Cambridge, MA	87.0%	1	108,152
104 Carnegie Center	Princeton, NJ	51.5%	1	102,830
201 Spring Street	Lexington, MA	100.0%	1	102,500
Bedford Office Park	Bedford, MA	16.3%	1	90,000
33 Hayden Avenue	Lexington, MA	100.0%	1	80,128
Eleven Cambridge Center	Cambridge, MA	100.0%	1	79,322
Reservoir Place North	Waltham, MA	100.0%	1	73,258
105 Carnegie Center	Princeton, NJ	84.8%	1	70,029
32 Hartwell Avenue	Lexington, MA	100.0%	1	69,154
302 Carnegie Center	Princeton, NJ	100.0%	1	64,726
195 West Street	Waltham, MA	100.0%	1	63,500
100 Hayden Avenue	Lexington, MA	100.0%	1	55,924
181 Spring Street	Lexington, MA	58.9%	1	53,652
211 Carnegie Center	Princeton, NJ	100.0%	1	47,025
92 Hayden Avenue	Lexington, MA	100.0%	1	31,100

Properties	Location	% Leased		Number of Buildings		Net Rentable Square Feet
201 Carnegie Center	Princeton, NJ	100.0%		—		6,500

Subtotal for Class A Office Properties		93.7%		97		28,937,573

Retail
Shops at The Prudential Center	Boston, MA	89.6%		1		511,924
Shaws Supermarket at The Prudential Center	Boston, MA	100.0%		1		57,235

Subtotal for Retail Properties		90.7%		2		569,159

Office/Technical Properties
Bedford Office Park	Bedford, MA	100.0%		2		383,704
Broad Run Business Park, Building E	Dulles, VA	73.7%		1		128,646
7601 Boston Boulevard	Springfield, VA	100.0%		1		103,750
7435 Boston Boulevard	Springfield, VA	100.0%		1		103,557
8000 Grainger Court	Springfield, VA	100.0%		1		88,775
7500 Boston Boulevard	Springfield, VA	100.0%		1		79,971
7501 Boston Boulevard	Springfield, VA	100.0%		1		75,756
Fourteen Cambridge Center	Cambridge, MA	100.0%		1		67,362
164 Lexington Road	Billerica, MA	100.0%		1		64,140
7450 Boston Boulevard	Springfield, VA	100.0%		1		62,402
7374 Boston Boulevard	Springfield, VA	100.0%		1		57,321
8000 Corporate Court	Springfield, VA	100.0%		1		52,539
7451 Boston Boulevard	Springfield, VA	100.0%		1		47,001
7300 Boston Boulevard	Springfield, VA	100.0%		1		32,000
17 Hartwell Avenue	Lexington, MA	100.0%		1		30,000
7375 Boston Boulevard	Springfield, VA	100.0%		1		26,865

Subtotal for Office/Technical Properties		97.6%		17		1,403,789

Hotel Properties
Long Wharf Marriott	Boston, MA	81.4	%(1)	1		420,000
Cambridge Center Marriott	Cambridge, MA	73.7	%(1)	1		330,400

Subtotal for Hotel Properties				2		750,400

Structured Parking		n/a		—		9,297,705

Subtotal for In-Service Properties		93.8%		118		40,958,626

Properties Under Construction
Capital Gallery Expansion	Washington, D.C.	94.0	%(2)	—	(3)	318,557
Seven Cambridge Center	Cambridge, MA	100.0%		1		231,028
12290 Sunrise Valley	Reston, VA	100.0%		1		182,000
Wisconsin Place- Infrastructure (23.89% ownership)	Chevy Chase, MD	n/a		—		—
505 9th Street (50% ownership)	Washington, D.C.	73.0	%(2)	1		323,000

Subtotal for Properties Under Construction		89.9%		3		1,054,585

Total Portfolio				121		42,013,211

(1)	Represents the weighted-average occupancy for the year ended December 31, 2005. Note that these amounts are not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2005.
(2)	Represents percentage leased as of March 1, 2006.
(3)	Represents the three-story, low-rise section of the property which was taken out of service in September 2004 as part of the redevelopment project. The total project will result in a total complex size of approximately 610,000 square feet.

The following table shows information relating to investments through the Value-Added Fund as of December 31, 2005:

Property	Location	% Leased	Number of Buildings	Net Rentable Square Feet
Worldgate Plaza	Herndon, VA	75.0%	4	322,328
300 Billerica Road	Chelmsford, MA	100.0%	1	110,882

Total Value-Added Fund		81.4%	5	433,210

Top 20 Tenants by Square Feet

	Tenant	Square Feet		% of In-Service Portfolio
1	U.S. Government	1,676,747	(1)	5.42%
2	Citibank, N.A.	1,116,094		3.61%
3	Ernst and Young	1,064,939		3.45%
4	Shearman & Sterling	585,808		1.90%
5	Lockheed Martin	566,375		1.83%
6	Genentech	528,218		1.71%
7	Procter & Gamble	484,051		1.57%
8	Lehman Brothers	436,723		1.41%
9	Kirkland & Ellis	416,547	(2)	1.35%
10	Parametric Technology	380,987		1.23%
11	Washington Group International	365,245		1.18%
12	Finnegan Henderson Farabow	349,146	(3)	1.13%
13	Orbital Sciences	337,228		1.09%
14	Deutsche Bank Trust	336,137		1.09%
15	Northrop Grumman	327,677		1.06%
16	Ann Taylor	318,567		1.03%
17	Bingham McCutchen	291,415		0.94%
18	Akin Gump Strauss Hauer & Feld	290,132		0.94%
19	O’Melveny & Myers	268,733		0.87%
20	Accenture	263,878		0.85%
	Total % of Portfolio Square Feet			33.66%

(1)	Includes 96,600 square feet of space in properties in which we have a 51% and 50% interest.
(2)	Includes 162,169 square feet of space in a property in which we have a 51% interest.
(3)	Includes 251,941 square feet of space in a property in which we have a 25% interest.

Lease Expirations

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized (1) Contractual Rent Under Expiring Leases		Current Annualized (1) Contractual Rent Under Expiring Leases p.s.f.	Current Annualized Contractual Rent Under Expiring Leases With Future Step-ups (2)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-ups p.s.f. (2)	Percentage of Total Square Feet
2006	1,607,215	$63,172,146	(3)	$39.31	$63,417,639	$39.46	5.5%
2007	2,341,616	83,600,733		35.70	84,359,953	36.03	8.1%
2008	1,799,290	74,454,852		41.38	76,463,640	42.50	6.2%
2009	2,527,378	94,455,048		37.37	99,493,640	39.37	8.7%
2010	2,084,435	85,121,689		40.84	89,548,016	42.96	7.2%
2011	2,670,591	115,865,167		43.39	127,365,759	47.69	9.2%
2012	2,699,988	125,106,066		46.34	134,204,590	49.71	9.3%
2013	645,917	26,541,834		41.09	29,164,625	45.15	2.2%
2014	2,069,893	73,870,656		35.69	80,484,606	38.88	7.1%
2015	1,297,576	46,278,207		35.67	53,974,747	41.60	4.5%
Thereafter	7,587,746	396,143,585		52.21	482,185,490	63.55	26.1%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2005 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.
(2)	Represents the monthly contractual base rent under expiring leases with future contractual increases upon expiration and recoveries from tenants under existing leases as of December 31, 2005 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.
(3)	Includes $1.8 million of contractual rent from The Prudential Center retail kiosks and carts.

Item 3.	Legal Proceedings

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

(a) There is no established public trading market for the common units. On March 1, 2006, there were approximately 274 holders of record and 133,949,907 common units outstanding, 112,628,988 of which were held by Boston Properties, Inc. The following table sets forth the quarterly distributions per common unit for the periods presented.

Quarter Ended	Distributions
December 31, 2005	$.68	(1)
September 30, 2005	3.18	(2)
June 30, 2005	.68
March 31, 2005	.65
December 31, 2004	.65
September 30, 2004	.65
June 30, 2004	.65
March 31, 2004	.63

(1)	Paid on January 30, 2006 to unitholders of record as of the close of business on December 30, 2005.
(2)	For the three months ended September 30, 2005, amount include the $2.50 per common unit special distribution which was paid on October 31, 2005 to unitholders of record as of the close of business on September 30, 2005.

In order to maintain Boston Properties, Inc.’s qualification as a REIT, it must make annual distributions to its stockholders of at least 90% of its taxable income (not including net capital gains). Boston Properties, Inc. has adopted a policy of paying regular quarterly dividends on its common stock, and we have adopted a policy of paying regular quarterly distributions on our common units. Cash distributions have been paid on the common stock of Boston Properties, Inc. and our common units since the initial public offering of Boston Properties, Inc. Distributions are declared at the discretion of the Board of Directors of Boston Properties, Inc. and depend on actual and anticipated cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors Boston Properties, Inc.’s Board of Directors may consider relevant.

Each time Boston Properties, Inc. issues shares of stock (other than in exchange for OP Units when such OP Units are presented for redemption), it contributes the proceeds of such issuance to us in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the fourth quarter of 2005, in connection with issuances of common stock by Boston Properties, Inc. pursuant to exercises of stock options under the Boston Properties, Inc. 1997 Stock Option and Incentive Plan, we issued an aggregate of approximately 30,376 OP Units to Boston Properties, Inc. in exchange for approximately $1.1 million, the aggregate proceeds of the common stock issuances by Boston Properties, Inc. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b) None.

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Partnership Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
October 1, 2005 – October 31, 2005	—		—	N/A	N/A
November 1, 2005 – November 30, 2005	25,000	(1)	$73.82	N/A	N/A
December 1, 2005 – December 31, 2005	—		—	N/A	N/A

Total	25,000	(1)	$73.82	N/A	N/A

(1)	We acquired for cash an aggregate of 25,000 common units presented by the holder for redemption pursuant to the terms of the Company’s partnership agreement.

Item 6.	Selected Financial Data

The following table sets forth our selected financial and operating data on a historical basis, which has been revised for the reclassification of (1) losses from early extinguishments of debt in accordance with SFAS No. 145, (2) the restatement of earnings per unit to include the effects of participating securities in accordance with EITF 03-6 and (3) the disposition of qualifying properties during 2005, 2004, 2003 and 2002 which have been reclassified as discontinued operations, for the periods presented, in accordance with SFAS No. 144. Refer to Notes 6, 15 and 19 of the Consolidated Financial Statements. The following data should be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

Our historical operating results may not be comparable to our future operating results.

	For the year ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per unit data)
Statement of Operations Information:
Total revenue	$1,437,635	$1,386,346	$1,283,165	$1,157,820	$960,735

Expenses:
Rental operating	438,335	416,327	393,965	361,051	306,791
Hotel operating	51,689	49,442	46,732	27,816	—
General and administrative	55,471	53,636	45,359	47,292	38,312
Interest	308,091	306,170	299,436	263,067	211,391
Depreciation and amortization	264,182	247,924	205,586	175,612	140,197
Net derivative losses	—	—	1,038	11,874	26,488
Losses from early extinguishments of debt	12,896	6,258	1,474	2,386	—
Losses on investments in securities	—	—	—	4,297	6,500

Income before income from unconsolidated joint ventures and minority interests in property partnerships	306,971	306,589	289,575	264,425	231,056
Income from unconsolidated joint ventures	4,829	3,380	6,016	7,954	4,186
Minority interests in property partnerships	6,017	4,685	1,827	2,408	1,409

Income before gains on sales of real estate and other assets	317,817	314,654	297,418	274,787	236,651
Gains on sales of real estate	188,546	9,822	70,627	233,304	11,238

Income before discontinued operations	506,363	324,476	368,045	508,091	247,889
Discontinued operations	60,248	37,457	105,256	62,867	44,452

Income before cumulative effect of a change in accounting principle	566,611	361,933	473,301	570,958	292,341
Cumulative effect of a change in accounting principle	(5,043)	—	—	—	(8,432)

Income before preferred distributions and allocation of undistributed earnings	561,568	361,933	473,301	570,958	283,909
Preferred distributions and allocation of undistributed earnings	(26,780)	(17,133)	(31,165)	(50,262)	(36,026)

Net income available to common unitholders	$534,788	$344,800	$442,136	$520,696	$247,883

Basic earnings per common unit:
Income available to common unitholders before discontinued operations and cumulative effect of a change in accounting principle	$3.61	$2.40	$2.85	$4.03	$1.91
Discontinued operations	0.45	0.29	0.89	0.55	0.40
Cumulative effect of a change in accounting principle	(0.04)	—	—	—	(0.07)

Net income available to common unitholders	$4.02	$2.69	$3.74	$4.58	$2.24

Weighted average number of common units outstanding	132,881	128,313	118,087	113,617	110,803

Diluted earnings per common unit:
Income available to common unitholders before discontinued operations and cumulative effect of a change in accounting principle	$3.55	$2.35	$2.81	$3.98	$1.88
Discontinued operations	0.45	0.29	0.88	0.55	0.39
Cumulative effect of a change in accounting principle	(0.04)	—	—	—	(0.07)

Net income available to common unitholders	$3.96	$2.64	$3.69	$4.53	$2.20

Weighted average number of common and common equivalent units outstanding	135,166	130,617	119,673	115,084	113,001

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet information:
Real estate, gross	$9,001,776	$9,171,944	$8,919,234	$8,608,052	$7,423,979
Real estate, net	7,742,677	8,032,166	7,919,665	7,785,919	6,704,125
Cash and cash equivalants	261,496	239,344	22,686	55,275	98,067
Total assets	8,758,943	8,947,536	8,488,940	8,365,344	7,219,583
Total indebtedness	4,826,254	5,011,814	5,004,720	5,147,220	4,314,942
Minority interests in property partnerships	17,954	26,912	27,627	29,882	34,428
Redeemable preferred units	1,973,040	1,751,225	1,419,360	1,105,561	1,287,866
Partners’ capital	1,522,195	1,828,572	1,721,149	1,806,869	1,342,592

	For the year ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per unit data)
Other Information:
Funds from operations (1)	$572,877	$553,829	$499,663	$464,513	$397,934
Funds from operations, as adjusted (1)	583,918	553,829	502,175	487,293	415,902
Distributions per common unit	5.19	2.58	2.50	2.41	2.27
Cash flow provided by operating activities	472,249	429,506	488,275	437,380	419,403
Cash flow provided by (used in) investing activities	356,605	(171,014)	97,496	(1,017,283)	(1,303,622)
Cash flow provided by (used in) financing activities	(806,702)	(41,834)	(618,360)	537,111	701,329
Total square feet at end of year	42,013	44,117	43,894	42,411	40,718
Leased rate at end of year	93.8%	92.1%	92.1%	93.9%	95.3%

(1)	Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate Funds from Operations, or “FFO,” by adjusting net income (loss) available to common unitholders (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures. FFO is a non-GAAP financial measure. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently.

In addition to presenting FFO in accordance with the NAREIT definition, for the years ended December 31, 2005, 2003, 2002 and 2001 we also disclose FFO, as adjusted, which excludes the effects of the losses from early extinguishments of debt associated with the sales of real estate, adjustments for non-qualifying derivative contracts and early lease surrender payments.

The adjustment to exclude losses from early extinguishments of debt results when the sale of real estate encumbered by debt requires us to pay the extinguishment costs prior to the debt’s stated maturity and to write-off unamortized loan costs at the date of the extinguishment. Such costs are excluded from the gains on sales of real estate reported in accordance with GAAP. However, we view the losses from early extinguishments of debt associated with the sales of real estate as an incremental cost of the sale transactions because we extinguished the debt in connection with the consummation of the sale transactions and we had no intent to extinguish the debt absent such transactions. We believe that this supplemental adjustment more appropriately reflects the results of our operations exclusive of the impact of our sale transactions.

The adjustments for net derivative losses related to non-qualifying derivative contracts for the years ended December 31, 2003, 2002 and 2001 resulted from interest rate contracts we entered into prior to the effective date of SFAS No. 133 to limit our exposure to fluctuations in interest rates with respect to variable rate debt associated with real estate projects under development. Upon transition to SFAS No. 133 on January 1, 2001, the impacts of these contracts were recorded in current earnings, while prior to that time they were capitalized. Although these adjustments were attributable to a single hedging program, the underlying contracts extended over multiple reporting periods and therefore resulted in adjustments from the first quarter of 2001 through the third quarter of 2003. Management presents FFO before the impact of non-qualifying derivative contracts because economically this interest rate hedging program was consistent with our risk management objective of limiting our exposure to interest rate volatility and the change in accounting under GAAP did not correspond to a substantive difference. Management does not currently anticipate structuring future hedging programs in a manner that would give rise to this kind of adjustment.

The adjustments for early lease surrender for the years ended December 31, 2002 and 2001 resulted from a unique lease transaction related to the surrender of space by a tenant that was accounted for as a termination for GAAP purposes and recorded in income at the time the space was surrendered. However, we continued to collect payments monthly after the surrender of space through the month of July 2002, the date on which the terminated lease would otherwise have expired under its original terms. Management presents FFO after the early surrender lease adjustment because economically this transaction impacted periods subsequent to the time the space was surrendered by the tenant and, therefore, recording the entire amount of the lease termination payment in a single period made FFO less useful as an indicator of operating performance. Although these adjustments are attributable to a single lease, the transaction impacted multiple reporting periods and resulted in adjustments for the years ended December 31, 2002 and 2001.

Although our FFO, as adjusted, clearly differs from NAREIT’s definition of FFO, and may not be comparable to that of other REITs and real estate companies, we believe it provides a meaningful supplemental measure of our operating performance because we believe that, by excluding the effects of the losses from early extinguishments of debt associated with the sales of real estate, adjustments for non-qualifying derivative contracts and early lease surrender payments, management and investors are presented with an indicator of our operating performance that more closely achieves the objectives of the real estate industry in presenting FFO.

Neither FFO, nor FFO as adjusted, should be considered as an alternative to net income available to common unitholders (determined in accordance with GAAP) as an indication of our performance. Neither FFO nor FFO, as adjusted, represent cash generated from operating activities determined in accordance with GAAP and is not a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO and FFO, as adjusted should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our Consolidated Financial Statements.

A reconciliation of FFO, and FFO, as adjusted, to net income available to common unitholders computed in accordance with GAAP is provided under the heading of “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the captions “Business-Business and Growth Strategies,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “result” “should,” “will,” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those anticipated, estimated or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate);

•	risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments including the risk associated with interest rates impacting the cost and/or availability of financing;

•	risks associated with forward interest rate contracts and the effectiveness of such arrangements;

•	failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully;

•	risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities);

•	risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets;

•	risks associated with actual or threatened terrorist attacks;

•	risks associated with the impact on our insurance program if TRIA, which expires on December 31, 2007, is not extended or is extended on different terms;

•	costs of compliance with the Americans with Disabilities Act and other similar laws;

•	potential liability for uninsured losses and environmental contamination;

•	risks associated with Boston Properties, Inc.’s potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and possible adverse changes in tax and environmental laws;

•	risks associated with possible state and local tax audits; and

•	risks associated with our dependence on key personnel whose continued service is not guaranteed.

The risks included here are not exhaustive. Other sections of this report, including “Part I, Item 1A- Risk Factors,” include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through current reports on Form 8-K or otherwise.

Overview

Boston Properties Limited Partnership is the entity through which Boston Properties, Inc. conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Our properties are concentrated in five markets—Boston, midtown Manhattan, Washington, D.C., San Francisco and Princeton, N.J. We generate revenue and cash primarily by leasing our Class A office space to our tenants. Factors we consider when we lease space include creditworthiness of the tenant, the length of the lease, the rental rate to be paid, costs of tenant improvements, operating costs and real estate taxes, vacancy, current and anticipated future demand for office space and general economic factors. We also generate cash through the sale of assets, which may have limited growth potential and command a premium from real estate investors.

We continue to believe our corporate strategy of owning and developing high-quality office buildings concentrated in strong, supply-constrained markets and emphasizing long-term leases to creditworthy tenants has allowed us to perform well relative to our peers in difficult markets and even better in favorable markets. In addition, we believe our financial strategy of matching long-term fixed-rate debt with our long-term leases helps to insulate us from rising interest costs and, accordingly, we have fixed the interest rate on approximately 82% of our outstanding debt.

The office markets in which we operate showed dramatic improvement in 2005. In particular, our portfolio experienced strong rental rate growth over the past twelve month period in our midtown Manhattan, San Francisco and Washington, D.C. markets and our suburban Boston submarkets. We expect this trend to continue, but its impact on our rental revenues will be felt gradually given the modest magnitude of 2006 lease expirations, some of which reflect the high rents achieved in the late 1990s. In Boston and San Francisco, which make up approximately 74% of our office rollover in 2006, we believe the average expiring rent is between 7% and 10% greater than the current market rents.

During 2005, we completed the sale of $838 million of assets while retaining property management on several of the significant properties sold, paid a special distribution of $2.50 per common unit in October 2005 and increased our regular quarterly distribution for the eighth consecutive year. Our regional operating teams completed more than 4.1 million square feet of leasing in 2005 while prudently managing transaction costs and non-recurring capital expenses and we increased our occupancy from 92.1% to 93.8%. Other highlights of our 2005 activity include the following:

•	We placed in-service our 901 New York Avenue project, a 539,000 square-foot Class A office building located in Washington, D.C. in which we have a 25% interest.

•	We placed in-service the West Garage phase of our Seven Cambridge Center development project located in Cambridge, Massachusetts which will provide parking for approximately 800 cars.

•	We continued development on four active construction projects and commenced construction on one additional project during the year, which aggregate an estimated total investment of $317.6 million as of December 31, 2005.

•	In late December 2005, we acquired Prospect Place, a 297,000 square foot Class A office building, for a purchase price of $62.8 million. We intend to invest an additional $8.8 million in this property. Also, in December 2005, our Value-Added Fund acquired 300 Billerica Road, an 111,000 square foot office property, for a purchase price of approximately $10.0 million, of which our share was approximately $2.5 million.

•	During 2005, we adopted an interest rate hedging program. As of December 31, 2005, we had entered into twelve forward-starting interest rate swap contracts which fix the ten-year treasury rate for anticipated financings in early 2007 at a weighted-average rate of 4.34% per annum on notional amounts aggregating $500.0 million.

Looking ahead we believe the best utilization of our management skills is in the continued success of our development strategies. Given current market conditions, we generally believe that the returns we can generate from developments will be significantly greater than those we can expect to realize from acquisitions. As a result, we continue to pursue new development opportunities, which is one of our core capabilities. We are also considering alternative uses (i.e., non-office) for some of our land holdings and may participate or undertake alternative development projects.

We also expect that allocators of capital will continue to place a premium on high-quality, well located office buildings resulting in lower capitalization rates and higher prices per square foot. As an owner of these types of assets, we are pleased with higher valuations, and in 2006 we intend to selectively sell some of our assets (including large core assets) to realize some of this value. While the amount of gross proceeds that we will ultimately realize from these asset sales is uncertain, the Company expects that the magnitude of the sales in 2006 could be significantly greater than the $838 million of assets sold in 2005. However, there can be no assurance that we will sell any of our assets on favorable terms or at all.

Unfortunately, the same market conditions that are leading to record valuations for Class A office buildings and that make significant asset sales attractive to us are also continuing to make it more difficult for us to acquire assets at what we believe to be attractive rates of return. To the extent that we successfully sell a significant amount of assets and cannot efficiently use the proceeds for either our development activities or attractive acquisitions, we would, at the appropriate time, decide whether it is better to declare a special distribution, facilitate a stock repurchase program by Boston Properties, Inc., reduce our indebtedness or retain the cash for future investment opportunities. Such a decision will depend on many factors including, among others, the timing, availability and terms of development and acquisition opportunities, our then-current and anticipated leverage, the price of Boston Properties, Inc.’s common stock and REIT distribution requirements. At a minimum, we expect that we would distribute at least that amount of proceeds necessary for Boston Properties, Inc. to avoid paying corporate level tax on the applicable gains realized from any asset sales.

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

We record acquired “above-” and “below-market” leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.

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

SFAS No. 144, which was adopted on January 1, 2002, requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by Boston Properties, Inc.’s Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that the property sale within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets.

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgement. Our capitalization policy on development properties is guided by SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

Investments in Unconsolidated Joint Ventures

Except for ownership interests in variable interest entities, we account for our investments in joint ventures under the equity method of accounting because we exercise significant influence over, but do not control, these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over the life of the related asset. Under the equity method of accounting, our net equity is reflected within the Consolidated Balance Sheets, and our share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses, however, our recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. For ownership interests in variable interest entities, we consolidate those in which we are the primary beneficiary.

Revenue Recognition

Base rental revenue is reported on a straight-line basis over the terms of our respective leases. In accordance with SFAS No. 141, we recognize rental revenue of acquired in-place “above-” and “below-market” leases at their fair values over the terms of the respective leases. Accrued rental income as reported on the Consolidated Balance Sheets represents rental income recognized in excess of rent payments actually received pursuant to the terms of the individual lease agreements.

Our leasing strategy is generally to secure creditworthy tenants that meet our underwriting guidelines. Furthermore, following the initiation of a lease, we continue to actively monitor the tenant’s creditworthiness to ensure that all tenant related assets are recorded at their realizable value. When assessing tenant credit quality, we:

•	review relevant financial information, including:

•	financial ratios;

•	net worth;

•	debt to market capitalization; and

•	liquidity;

•	evaluate the depth and experience of the tenant’s management team; and

•	assess the strength/growth of the tenant’s industry.

As a result of the underwriting process, tenants are then categorized into one of three categories:

•	low risk tenants;

•	the tenant’s credit is such that we require collateral in which case we:

•	require a security deposit; and/or

•	reduce upfront tenant improvement investments; or

•	the tenant’s credit is below our acceptable parameters.

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

If our estimates of collectibility differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases was approximately 7.3 years as of December 31, 2005. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and continual monitoring of our portfolio to identify potential problem tenants.

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

We receive management and development fees from third parties. Management fees are recorded and earned based on a percentage of collected rents at the properties under management, and not on a straight-line basis, because such fees are contingent upon the collection of rents. We review each development agreement and record development fees on a straight-line basis or percentage of completion depending on the risk associated with each project. Profit on development fees earned from joint venture projects is recognized as revenue to the extent of the third party partners’ ownership interest.

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

Fair Value of Financial Instruments

For purposes of disclosure, we calculate the fair value of our mortgage notes payable and unsecured senior notes. We discount the spread between the future contractual interest payments and future interest payments on our mortgage debt and unsecured notes based on a current market rate. In determining the current market rate, we add our estimate of a market spread to the quoted yields on federal government treasury securities with similar maturity dates to our own debt. Because our valuations of our financial instruments are based on these types of estimates, the fair value of our financial instruments may change if our estimates do not prove to be accurate.

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003.

At December 31, 2005, 2004 and 2003, we owned or had interests in a portfolio of 121, 125 and 140 properties, respectively (the “Total Property Portfolio”). As a result of changes within our Total Property

Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data are comparable. Therefore, the comparisons of operating results for the years ended 2005, 2004 and 2003 show separately the changes attributable to the properties that were owned by us throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the Total Property Portfolio.

In our analysis of operating results, particularly to make comparisons of net operating income between periods meaningful, it is important to provide information for properties that were in-service and owned by us throughout each period presented. We refer to properties acquired or placed in-service prior to the beginning of the earliest period presented and owned by us through the end of the latest period presented as our Same Property Portfolio. The Same Property Portfolio therefore excludes properties placed in-service, acquired or repositioned after the beginning of the earliest period presented or disposed of prior to the end of the latest period presented.

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income available to common unitholders, the most directly comparable GAAP financial measure, plus cumulative effect of a change in accounting principle, net derivative losses, losses from early extinguishments of debt, depreciation and amortization, interest expense, general and administrative expense, less gains on sales of real estate from discontinued operations, income from discontinued operations, gains on sales of real estate and other assets, income from unconsolidated joint ventures, minority interest in property partnerships, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 109 properties, including two hotels and three properties in which we have joint venture interests, acquired or placed in-service on or prior to January 1, 2004 and owned by us through December 31, 2005. The Total Property Portfolio includes the effect of the other properties either placed in-service, acquired or repositioned after January 1, 2004 or disposed of on or prior to December 31, 2005. This table includes a reconciliation from Same Property Portfolio to Total Property Portfolio by also providing information for the properties which were sold, acquired, placed in-service or repositioned during the years ended December 31, 2005 and 2004. Our net property operating margins for the Total Property Portfolio, which are defined as rental revenue less operating expenses, exclusive of the two hotel properties, for the years ended December 31, 2005 and 2004, were 68.8% and 69.2%, respectively.

	Same Property Portfolio				Properties Sold		Properties Acquired		Properties Placed In-Service		Properties Repositioned		Total Property Portfolio
(dollars in thousands)	2005	2004	Increase/ (Decrease)	% Change	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$1,176,006	$1,147,496	$28,510	2.48%	$32,247	$63,067	$26,503	$19,344	$79,703	$40,873	$13,094	$14,369	$1,327,553	$1,285,149	$42,404	3.30%
Termination Income	11,311	3,982	7,329	184.05%	—	9	—	—	169	—	—	—	11,480	3,991	7,489	187.65%

Total Rental Revenue	1,187,317	1,151,478	35,839	3.11%	32,247	63,076	26,503	19,344	79,872	40,873	13,094	14,369	1,339,033	1,289,140	49,893	3.87%

Operating Expenses	403,964	380,678	23,286	6.12%	12,399	22,706	5,665	4,198	12,884	4,474	3,423	4,271	438,335	416,327	22,008	5.29%

Net Operating Income, excluding hotels	783,353	770,800	12,553	1.63%	19,848	40,370	20,838	15,146	66,988	36,399	9,671	10,098	900,698	872,813	27,885	3.19%

Hotel Net Operating Income (1)	17,588	16,985	603	3.55%	—	—	—	—	—	—	—	—	17,588	16,985	603	3.55%

Consolidated Net Operating Income (1)	800,941	787,785	13,156	1.67%	19,848	40,370	20,838	15,146	66,988	36,399	9,671	10,098	918,286	889,798	28,488	3.20%

Other Revenue:
Development and Management services	—	—	—	—	—	—	—	—	—	—	—	—	17,310	20,440	(3,130)	(15.31%)
Interest and Other	—	—	—	—	—	—	—	—	—	—	—	—	12,015	10,339	1,676	16.21%

Total Other Revenue	—	—	—	—	—	—	—	—	—	—	—	—	29,325	30,779	(1,454)	(4.72%)
Other Expenses:
General and administrative	—	—	—	—	—	—	—	—	—	—	—	—	55,471	53,636	1,835	3.42%
Interest	—	—	—	—	—	—	—	—	—	—	—	—	308,091	306,170	1,921	0.63%
Depreciation and amortization	232,290	218,446	13,844	6.34%	5,983	12,791	5,497	3,850	18,757	7,909	1,655	4,928	264,182	247,924	16,258	6.56%
Losses from early extinguishments of debt	—	—	—	—	—	—	—	—	—	—	—	—	12,896	6,258	6,638	106.07%

Total Other Expenses	232,290	218,446	13,844	6.34%	5,983	12,791	5,497	3,850	18,757	7,909	1,655	4,928	640,640	613,988	26,652	4.34%
Income before joint ventures	$568,651	$563,339	5,312	0.94%	$13,865	$27,579	$15,341	$11,296	$48,231	$28,490	$8,016	$5,170	$306,971	$306,589	$382	0.12%
Income from unconsolidated joint ventures	$2,602	$3,054	($452)	(14.80%)	$—	$304	$103	($32)	$2,124	$54	—	—	4,829	3,380	1,449	42.87%

Income from discontinued operations	$—	$—	—	—	$2,279	$4,030	—	—	—	—	—	—	2,279	4,030	(1,751)	(43.45%)
Minority interests in property partnerships													6,017	4,685	1,332	28.43%
Gains on sales of real estate													188,546	9,822	178,724	1,819.63%
Gains on sales of real estate from discontinued operations													57,969	33,427	24,542	73.42%
Cumulative effect of a change in accounting principle													(5,043)	—	(5,043)	(100.0%)
Preferred distributions and allocation of undistributed earnings													(26,780)	(17,133)	(9,647)	56.31%

Net Income available to common unitholders													$534,788	$344,800	$189,988	55.10%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 42.

Rental Revenue

The increase of $42.4 million in the Total Property Portfolio is comprised of increases and decreases within the five categories that represent our Total Property Portfolio. Rental revenue from Properties Placed In-Service increased approximately $38.8 million, Same Property Portfolio increased approximately $28.5 million, Properties Acquired increased approximately $7.2 million, Properties Sold decreased approximately $30.8 million and Properties Repositioned decreased approximately $1.3 million.

The increase in rental revenue from Properties Placed In-Service relates to placing in-service Times Square Tower and New Dominion Technology Park, Building Two during the third quarter of 2004, and the West Garage phase of our Seven Cambridge Center development in the fourth quarter of 2005 as detailed below:

	Date Placed-in -service	Rental Revenue for the year ended
Property		2005	2004	Change
		(in thousands)
Times Square Tower	3rd Quarter 2004	$69,608	$36,470	$33,138
New Dominion Technology Park, Building Two	3rd Quarter 2004	9,683	4,403	5,280
West Garage	4th Quarter 2005	412	—	412

Total		$79,703	$40,873	$38,830

Rental revenue from the Same Property Portfolio increased approximately $28.5 million from 2004. Included in rental revenue is an overall increase in base rental revenue of approximately $8.9 million due to increases in our occupancy from 92.1% on December 31, 2004 to 93.8% on December 31, 2005 which was offset by a roll-down in market rents. Straight-line rent increased approximately $6.5 million for the year ended December 31, 2005 compared to December 31, 2004. Approximately $13.6 million of the increase from the Same Property Portfolio was due to an increase in recoveries from tenants attributed to higher operating expenses. With respect to leases that expire during the next year, we anticipate that occupancy will continue to increase which will be offset by a roll-down of approximately 5% to 6% on the estimated market rents. We currently expect net operating income from the Same Property Portfolio to increase up to 2% in 2006 compared to 2005.

The acquisition of Prospect Place on December 30, 2005, 1330 Connecticut Avenue on April 1, 2004 and the purchase of the remaining interest in 140 Kendrick Street on March 24, 2004 increased revenue from Properties Acquired by approximately $7.2 million, as detailed below:

		Rental Revenue for the year ended
Property	Date Acquired	2005	2004	Change
		(in thousands)
1330 Connecticut Avenue	April 1, 2004	$14,860	$10,870	$3,990
140 Kendrick Street	March 24, 2004	11,614	8,474	3,140
Prospect Place	December 30, 2005	29	—	29

Total		$26,503	$19,344	$7,159

The aggregate increase in rental revenue was offset by the sales of Embarcadero Center West Tower, Riverfront Plaza and 100 East Pratt Street during 2005, and Hilltop Office Center during 2004. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for each property. Revenue from Properties Sold decreased by approximately $30.8 million, as detailed below:

		Rental Revenue for the year ended
Property	Date Sold	2005	2004	Change
		(in thousands)
Embarcadero Center West Tower	December 14, 2005	$15,081	$17,837	($2,756)
Riverfront Plaza	May 16, 2005	8,760	23,488	(14,728)
100 East Pratt Street	May 12, 2005	8,406	21,602	(13,196)
Hilltop Office Center	February 4, 2004	—	140	(140)

Total		$32,247	$63,067	($30,820)

In September 2004, we commenced the redevelopment of our Capital Gallery property in Washington, D.C. Capital Gallery is a Class A office property totaling approximately 397,000 square feet. The project entails removing a three-story low-rise section of the property comprised of 100,000 square feet from in-service status and developing it into a 10-story office building resulting in a total complex size of approximately 610,000 square feet upon completion. This property is included in Properties Repositioned for the year ended December 31, 2005 and 2004. Rental revenue has decreased for the year ended December 31, 2005 due to taking the three-story low-rise section out of service in September 2004.

Termination Income

Termination income for year ended December 31, 2005 was related to twenty-three tenants across the Total Property Portfolio that terminated their leases, and we recognized termination income totaling approximately $11.5 million. This compared to termination income earned for the year ended December 31, 2004 related to nineteen tenants totaling $4.0 million. During 2005 we completed several leasing transactions which involved taking space back from tenants with resulting termination income and releasing the space at higher rents. We currently anticipate realizing approximately $4.0 million in termination income for the year ended 2006.

Operating Expenses

The $22.0 million increase in property operating expenses in the Total Property Portfolio (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) is comprised of increases and decreases within the five categories that represent our Total Property Portfolio. Operating expenses for the Same Property Portfolio increased approximately $23.3 million, Properties Placed in-service increased approximately $8.4 million, Properties Acquired increased approximately $1.4 million, Properties Sold decreased approximately $10.3 million and Properties Repositioned decreased approximately $0.8 million.

Operating expenses from the Same Property Portfolio increased approximately $23.3 million for the year ended December 31, 2005 compared to 2004. Included in Same Property Portfolio operating expenses is an increase in utility expenses of approximately $10.2 million, an increase of approximately 14% over the prior year utility expense. In addition, real estate taxes increased approximately $7.9 million due to increased real estate tax assessments, with approximately half of this increase specifically attributed to properties located in New York City. The remaining $5.2 million increase in the Same Property Portfolio operating expenses are related to an increase to repairs and maintenance.

We placed in-service Times Square Tower and New Dominion Technology Park, Building Two during the third quarter of 2004 and the West Garage phase of our Seven Cambridge Center development in the fourth quarter of 2005 increasing operating expenses by approximately $8.4 million as detailed below:

	Date Placed-in- service	Operating Expenses for the year ended
Property		2005	2004	Change
		(in thousands)
Times Square Tower	3rd Quarter 2004	$11,168	$4,053	$7,115
New Dominion Technology Park Building Two	3rd Quarter 2004	1,595	421	1,174
West Garage	4th Quarter 2005	121	—	121

Total		$12,884	$4,474	$8,410

In addition, approximately $1.4 million of the increase in Total Property Portfolio operating expenses primarily relates to the acquisitions of Prospect Place at the end of 2005 as well as our acquisitions in 2004 of 1330 Connecticut Avenue and the remaining interest in 140 Kendrick Street, as detailed below:

		Operating Expenses for the year ended
Property	Date Acquired	2005	2004	Change
		(in thousands)
1330 Connecticut Avenue	April 1, 2004	$4,220	$2,986	$1,234
140 Kendrick Street	March 24, 2004	1,427	1,212	215
Prospect Place	December 30, 2005	18	—	18

Total		$5,665	$4,198	$1,467

A decrease of approximately $10.3 million in Total Property Portfolio operating expenses relates to the sales of Embarcadero Center West Tower, 100 East Pratt Street and Riverfront Plaza in 2005, and Hilltop Office Center in 2004, as detailed below:

		Operating Expenses for the year ended
Property	Date Sold	2005	2004	Change
		(in thousands)
Embarcadero Center West Tower	December 14, 2005	$6,516	$6,866	($350)
100 East Pratt Street	May 12, 2005	3,019	8,039	(5,020)
Riverfront Plaza	May 16, 2005	2,864	7,764	(4,900)
Hilltop Office Center	February 4, 2004	—	37	(37)

Total		$12,399	$22,706	($10,307)

We continue to review and monitor the impact of rising insurance costs and energy costs, as well as other factors, on our operating budgets for fiscal year 2006. Because some operating expenses are not recoverable from tenants, an increase in operating expenses due to one or more of the foregoing factors could have an adverse effect on our results of operations.

Hotel Net Operating Income

Net operating income for the hotel properties increased by approximately $0.6 million for the year ended December 31, 2005 compared to 2004. For the years ended December 31, 2005 and 2004 the Residence Inn by Marriott® was included as part of discontinued operations due to its sale on November 4, 2005. We expect the two remaining hotels to contribute in the aggregate between approximately $20.0 million and $21.0 million of net operating income in 2006.

The following reflects our occupancy and rate information for our hotel properties for the year ended December 31, 2005 and 2004. This information excludes the Residence Inn by Marriott® due to its sale on November 4, 2005.

	2005	2004	Percentage Change
Occupancy	77.4%	80.0%	(3.2%)
Average daily rate	$197.82	$185.42	6.7%
Revenue per available room, REVPAR	$153.95	$149.04	3.3%

Development and Management Services

Our third-party fee income decreased approximately $3.1 million for the year ended December 31, 2005 compared to 2004 due to the completion of third-party development projects at the National Institute of Health in Washington, D.C. and near completion of our project at 90 Church Street in New York City, partially offset by maintaining management contracts in connection with certain of our asset sales. For the year ended December 31, 2005, development fees decreased approximately $4.9 million, offset by an increase in management fees and service income of approximately $1.8 million. We expect our third-party management and development fee income in 2006 to be between $13.0 million and $15.0 million.

Interest and Other Income

Interest and other income increased by approximately $1.7 million for the year ended December 31, 2005 compared to 2004. In the first quarter of 2004 we recognized a net amount of approximately $7.0 million of other income in connection with the termination by a third-party of an agreement to enter into a ground lease with us. Excluding this termination, interest and other income increased approximately $8.6 million for the year ended December 31, 2005 compared to 2004 due to higher cash balances as well as higher interest rates during 2005 compared to 2004.

Other Expenses

General and Administrative

General and administrative expenses increased approximately $1.8 million for the year ended December 31, 2005 compared to 2004. Approximately $2.2 million of the increase was attributable to changes in the form of long-term equity-based compensation, as further described below. In addition, there was an overall increase to bonuses and salaries for the year ended December 31, 2005. These increases were offset by a decrease of approximately $2.8 million attributable to a refund of prior year state taxes based on income and net worth as a result of changes to a state tax law.

Commencing in 2003, Boston Properties, Inc. issued restricted stock and/or LTIP Units, as opposed to granting stock options and restricted stock, under Boston Properties, Inc.’s 1997 Stock Option and Incentive Plan as Boston Properties, Inc.’s primary vehicle for employee equity compensation. An LTIP Unit is generally the economic equivalent of a share of our restricted stock. Employees generally vest in restricted stock and LTIP Units over a five-year term (for awards granted prior to 2003, vesting is in equal annual installments; for those granted in 2003 and beyond, vesting is over a five-year term with annual vesting of 0%, 0%, 25%, 35% and 40%). Restricted stock and LTIP Units are valued based on observable market prices for similar instruments. Such value is recognized as an expense ratably over the corresponding employee service period. LTIP Units that were issued in January 2005 and any future LTIP Unit awards will be valued using an option pricing model in accordance with the provisions of SFAS No. 123R. To the extent restricted stock or LTIP Units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “stock-based compensation.” Stock-based compensation expense associated with $6.1 million of equity-based compensation that was granted in January 2003 will generally be expensed ratably as such restricted stock and LTIP Units vests over a five-year vesting period. Stock-based compensation associated with approximately $9.7 million of restricted stock and LTIP Units granted in January 2004 and approximately $11.4 million of restricted stock and LTIP Units granted in January 2005 will also be incurred ratably as such restricted stock and LTIP Units vest. To the extent Boston Properties, Inc. continues to grant restricted stock and/or LTIP Unit awards, such expense will continue to increase significantly until 2008 even if there are no future increases in the aggregate value of restricted equity granted each year. This is because we expense the value of the restricted stock and LTIP Unit awards ratably over the five-year vesting period and a full run-rate will not be achieved until 2008.

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $1.9 million for the year ended December 31, 2005 compared to 2004. The majority of the increases/decreases are due to (1) the cessation of interest capitalization at Times Square Tower and New Dominion Technology Park, Building Two, which increased interest expense by $14.9 million, and (2) the assumption of debt in connection with the acquisition of the remaining interest in 140 Kendrick Street and 1330 Connecticut Avenue in the second quarter of 2004, which increased interest expense by $1.3 million. These increases were offset by (1) the repayment of outstanding mortgage debt in connection with the sales of Riverfront Plaza and 100 East Pratt Street in the second quarter of 2005, as well as Embarcadero Center West Tower in October 2005, which decreased interest expense by $9.7 million, and (2) the repayment of mortgage debt at One and Two Reston Overlook and the 12300 and 12310 Sunrise Valley Drive buildings in the beginning of 2004 which decreased interest expense by $1.4 million. In addition, the impact of refinancing our fixed rate debt collateralized by 599 Lexington Avenue using borrowings under our unsecured line at a lower interest rate decreased interest expense approximately $3.0 million.

At December 31, 2005, our variable rate debt consisted of our construction loans on our Times Square Tower, Capital Gallery Expansion and Seven Cambridge Center construction projects, as well as our borrowings under our unsecured line of credit. The following summarizes our outstanding debt as of December 31, 2005 compared with December 31, 2004:

	December 31,
	2005	2004
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$3,952,151	$4,588,024
Variable rate	874,103	423,790

Total	$4,826,254	$5,011,814

Percent of total debt:
Fixed rate	81.89%	91.54%
Variable rate	18.11%	8.46%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	6.70%	6.66%
Variable rate	4.96%	3.36%

Total	6.39%	6.38%

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio increased approximately $16.3 million for the year ended December 31, 2005 compared to 2004. Depreciation and amortization from Properties Placed In-Service increased approximately $10.8 million, Properties Acquired increased approximately $1.6 million, the Same Property Portfolio increased approximately $13.8 million, Properties Sold decreased approximately $6.8 million and Properties Repositioned decreased approximately $3.3 million. In connection with the redevelopment project at Capital Gallery, which is classified as Properties Repositioned, we recognized an accelerated depreciation charge of approximately $2.6 million in the third quarter of 2004 representing the net book value of the portion of the three-story, low-rise section of the building being redeveloped.

The additions to the Total Property Portfolio through acquisitions increased depreciation and amortization expense by approximately $1.6 million, as detailed below:

		Depreciation and Amortization for the year ended
Property	Acquired	2005	2004	Change
		(in thousands)
1330 Connecticut Avenue	April 1, 2004	$3,470	$2,292	1,178
140 Kendrick Street	March 24, 2004	2,027	1,558	469

Total		$5,497	$3,850	$1,647

The additions to the Total Property Portfolio through placing properties in-service increased depreciation and amortization expense by approximately $10.8 million, as detailed below:

		Depreciation and Amortization for the year ended
Property	Placed-in-service	2005	2004	Change
		(in thousands)
Times Square Tower	3rd Quarter 2004	$16,957	$7,066	$9,891
New Dominion Technology Park, Building Two	3rd Quarter 2004	1,706	843	863
West Garage	4th Quarter 2005	94	—	94

Total		$18,757	$7,909	$10,848

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the years ended December 31, 2005 and 2004 was $5.9 million. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the year ended December 31, 2005 and 2004 was $5.7 million and $10.8 million, respectively. These costs are not included in the interest expense referenced above. During the third quarter of 2004, we placed in-service Times Square Tower and New Dominion Technology Park, Building Two development projects and ceased capitalizing the related interest in accordance with our capitalization policy.

Losses from early extinguishments of debt

For the year ended December 31, 2005, we recognized a loss from early extinguishment of debt totaling approximately $12.9 million. In connection with the sales of 100 East Pratt Street and Riverfront Plaza, we repaid the mortgage loans collateralized by the properties totaling approximately $188 million. For the year ended December 31, 2005, we recognized a loss from early extinguishment of debt totaling approximately $11.0 million, consisting of prepayment fees of approximately $10.8 million and the write-off of unamortized deferred financing costs of approximately $0.2 million. We also recognized a $1.9 million loss from early extinguishment of debt which relates to the refinancing of our Times Square Tower mortgage loan which is included in Properties placed in-service, as well as the modification of our unsecured line of credit.

For the year ended December 31, 2004, we recognized a loss from early extinguishment of debt totaling approximately $6.3 million related to the repayments of our mortgage loans collateralized by One and Two Reston Overlook and the 12300 and 12310 Sunrise Valley Drive buildings.

Joint Ventures

During the first quarter of 2005, we placed in-service 901 New York Avenue, a 539,000 net rentable square foot Class A office property located in Washington, D.C., in which we have a 25% ownership interest. The addition of this property contributed approximately $2.1 million to joint venture income for the year ended December 31, 2005. As of March 1, 2006, this property is 99.3% leased.

Income from discontinued operations

The decrease in income from discontinued operations in the Total Property Portfolio for the year ended December 31, 2005 was a result of properties sold or designated as held for sale during 2005 and 2004 which are no longer included in our operations as of December 31, 2005. Below is a list of properties included in discontinued operations for the years ended December 31, 2005 and 2004:

Year ended December 31, 2005	Year ended December 31, 2004
Old Federal Reserve	Old Federal Reserve
40-46 Harvard Street	40-46 Harvard Street
Residence Inn by Marriott®	Residence Inn by Marriott®
Sugarland Business Park—Building One
204 Second Avenue
560 Forbes Boulevard
Decoverly Two, Three, Six and Seven
38 Cabot Boulevard
The Arboretum
430 Rozzi Place
Sugarland Business Park—Building Two

Gains on sales of real estate and other assets

Gains on sales of real estate for the year ended December 31, 2005 in the Total Property Portfolio relate to the sales of Riverfront Plaza, 100 East Pratt Street and Embarcadero Center West Tower which are not included in discontinued operations due to our continuing involvement in the management, for a fee, of these properties after the sales. Also included in gains on sale of real estate for the year ended December 31, 2005 is the sale of Decoverly Four and Five, consisting of two undeveloped land parcels located in Rockville, Maryland.

Gains on sales of real estate for the year ended December 31, 2004 in the Total Property Portfolio relate to the sale of Hilltop Office Center and a land parcel in Burlington, MA. Hilltop Office Center is not included in discontinued operations due to our continuing involvement in the management, for a fee, of this property after the sale.

Gains on sales of real estate from discontinued operations

Properties included in our gains on sales of real estate from discontinued operations for the year ended December 31, 2005 and 2004 in the Total Property Portfolio are shown below:

Year ended December 31, 2005	Date Disposed	Year ended December 31, 2004	Date Disposed
Old Federal Reserve	April 2005	430 Rozzi Place	January 2004
Residence Inn by Marriott®	November 2005	Sugarland Business Park—Building Two	February 2004
40-46 Harvard Street	November 2005	Decoverly Two, Three, Six and Seven	April 2004
		The Arboretum	April 2004
		38 Cabot Boulevard	May 2004
		Sugarland Business Park—Building One	August 2004
		204 Second Avenue	September 2004
		560 Forbes Boulevard	December 2004

Cumulative effect of a change in accounting principle

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. At December 31, 2005, we recognized a liability for the fair value of the asset retirement obligation aggregating approximately $7.1 million, which amount is included in “Accounts Payable and Accrued Expenses” on our Consolidated Balance Sheets. In addition, we have recognized the cumulative effect of adopting FIN 47, totaling approximately $5.0 million, which amount is included in “Cumulative Effect of a Change in Accounting Principle, Net of Minority Interest” on our Consolidated Statements of Operations for the year ended December 31, 2005 (See Note 20 to the Consolidated Financial Statements.)

Preferred distributions and allocation of undistributed earnings

Preferred Distributions and Allocation of Undistributed Earnings increased approximately $9.6 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. In connection with the special cash distribution, holders of Series Two Preferred Units will participate in the special cash distribution on an as-converted basis in connection with their regular February 2006 distribution payment as provided for in our partnership agreement. As a result, we accrued approximately $12.1 million related to the special cash distribution payable to holders of the Series Two Preferred Units and have allocated earnings to the Series Two Preferred Units of approximately $12.1 million, which amount has been reflected in Preferred Distributions and Allocation of Undistributed Earnings for the year ended December 31, 2005. This increase was partially offset by a reduction in the preferred distributions due to conversions of Series Two Preferred Units and a reduction in the allocation of undistributed earnings.

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 102 properties, including two hotels and three properties in which we have joint venture interests, acquired or placed in-service on or prior to January 1, 2003 and owned by us through December 31, 2004. The Total Property Portfolio includes the effect of the other properties either placed in-service, acquired or repositioned after January 1, 2003 or disposed of on or prior to December 31, 2004. This table includes a reconciliation from Same Property Portfolio to Total Property Portfolio by also providing information for the properties which were sold, acquired, placed in-service or repositioned for the years ended December 31, 2004 and 2003. Our net property operating margins for the Total Property Portfolio, which are defined as rental revenue less operating expenses, exclusive of the two hotel properties, for the year ended December 31, 2004 and 2003, were 69.2% and 68.8%, respectively.

	Same Property Portfolio				Properties Sold		Properties Acquired		Properties Placed In-Service		Properties Repositioned		Total Property Portfolio
(dollars in thousands)	2004	2003	Increase/ (Decrease)	% Change	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$1,142,012	$1,139,919	$2,093	0.18%	$140	$4,532	$77,893	$24,796	$50,735	$9,455	$14,369	$16,457	$1,285,149	$1,195,159	$89,990	7.53%
Termination Income	3,724	6,136	(2,412)	(39.31%)	—	—	267	—	—	—	—	—	3,991	6,136	(2,145)	(34.96%)

Total Rental Revenue	1,145,736	1,146,055	(319)	(0.03%)	140	4,532	78,160	24,796	50,735	9,455	14,369	16,457	1,289,140	1,201,295	87,845	7.31%

Operating Expenses	387,404	381,231	6,173	1.62%	37	1,221	17,416	5,078	7,199	2,230	4,271	4,205	416,327	393,965	22,362	5.68%

Net Operating Income, excluding hotels	758,332	764,824	(6,492)	(0.85%)	103	3,311	60,744	19,718	43,536	7,225	10,098	12,252	872,813	807,330	65,483	8.11%

Hotel Net Operating Income	16,985	14,792	2,193	14.83%	—	—	—	—	—	—	—	—	16,985	14,792	2,193	14.83%

Consolidated Net Operating Income	775,317	779,616	(4,299)	(0.55%)	103	3,311	60,744	19,718	43,536	7,225	10,098	12,252	889,798	822,122	67,676	8.23%

Other Revenue:
Development and Management services	—	—	—	—	—	—	—	—	—	—	—	—	20,440	17,332	3,108	17.93%
Interest and Other	—	—	—	—	—	—	—	—	—	—	—	—	10,339	3,014	7,325	243.03%

Total Other Revenue	—	—	—	—	—	—	—	—	—	—	—	—	30,779	20,346	10,433	51.28%
Other Expenses:
General and administrative	—	—	—	—	—	—	—	—	—	—	—	—	53,636	45,359	8,277	18.25%
Interest	—	—	—	—	—	—	—	—	—	—	—	—	306,170	299,436	6,734	2.25%
Depreciation and amortization	213,040	194,251	18,789	9.67%	21	518	18,935	6,452	11,000	2,506	4,928	1,859	247,924	205,586	42,338	20.59%
Net derivative losses	—	—	—	—	—	—	—	—	—	—	—	—	—	1,038	(1,038)	(100.0%)
Losses from early extinguishments of debt	—	—	—	—	—	—	—	—	—	—	—	—	6,258	1,474	4,784	324.56%

Total Other Expenses	213,040	194,251	18,789	9.67%	21	518	18,935	6,452	11,000	2,506	4,928	1,859	613,988	552,893	61,095	11.05%
Income before joint ventures	$562,277	$585,365	($23,088)	(3.94%)	$82	$2,793	$41,809	$13,266	$32,536	$4,719	$5,170	$10,393	$306,589	$289,575	$17,014	5.88%
Income from unconsolidated joint ventures	$3,054	$1,903	$1,151	60.49%	$304	$4,113	($33)	$—	$55	$—	$—	$—	$3,380	$6,016	($2,636)	(43.82%)

Income from discontinued operations	$2,535	$5,878	($3,343)	(56.87%)	1,495	7,436	—	—	—	—	—	—	4,030	13,314	(9,284)	(69.73%)
Minority interests in property partnerships													4,685	1,827	2,858	156.43%
Gains on sales of real estate													9,822	70,627	(60,805)	(86.09%)
Gains on sales of real estate from discontinued operations													33,427	91,942	(58,515)	(63.64%)
Preferred distributions and allocation of undistributed earnings													(17,133)	(31,165)	14,032	(45.02%)

Net Income available to common unitholders													$344,800	$442,136	($97,336)	(22.01%)

For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 42.

Rental Revenue

The increase of $90.0 million in the Total Property Portfolio is comprised of increases and decreases within the five categories that represent our Total Property Portfolio. Rental Revenue from Properties Acquired increased approximately $53.1 million, Properties Placed In-Service increased approximately $41.3 million, Same Property Portfolio increased approximately $2.1 million, Properties Sold decreased approximately $4.4 million and Properties Repositioned decreased approximately $2.1 million.

Increased rental revenue from Properties Acquired relates to the purchase of the remaining interests in One and Two Discovery Square as of April 1, 2003, the remaining interests in One and Two Freedom Square as of August 5, 2003, 1333 New Hampshire Avenue on October 8, 2003, the remaining interest in 140 Kendrick Street as of March 24, 2004 and the acquisition of 1330 Connecticut Avenue on April 1, 2004. These additions to the portfolio increased revenue by approximately $53.1 million, as detailed below:

		Revenue for the year ended
Property	Date Acquired	2004	2003	Change
		(in thousands)
One and Two Freedom Square	August 5, 2003	$29,938	$11,731	$18,207
1333 New Hampshire Avenue	October 8, 2003	15,480	3,524	11,956
One and Two Discovery Square	April 1, 2003	13,131	9,541	3,590
1330 Connecticut Avenue	April 1, 2004	10,870	—	10,870
140 Kendrick Street	March 24, 2004	8,474	—	8,474

Total		$77,893	$24,796	$53,097

In addition, the placing into service of Times Square Tower and New Dominion Technology Park, Building Two during the third quarter of 2004, as well as Shaws Supermarket and Waltham Weston Corporate Center during 2003, increased revenue by approximately $41.3 million for the year ended December 31, 2004, as detailed below:

	Date Placed-in- service	Revenue for the year ended
Property		2004	2003	Change
		(in thousands)
Times Square Tower	3rd Quarter 2004	$36,470	$2,463	$34,007
Waltham Weston Corporate Center	1st Quarter 2003	6,599	4,613	1,986
New Dominion Technology Park, Building Two	3rd Quarter 2004	4,403	—	4,403
Shaws Supermarket	2nd Quarter 2003	3,263	2,379	884

Total		$50,735	$9,455	$41,280

The increase in rental revenue from the Same Property Portfolio reflects an increase in rental revenue, including operating income, parking and other income, of approximately $9.8 million offset by a decrease in straight-line rents of $7.7 million for the year ended December 31, 2004.

The aggregate increase in rental revenue was offset due to the sale of Hilltop Office Center during 2004 and 2300 N Street during 2003. Due to our continuing involvement in the management, for a fee, of these properties through agreements with the buyers, the properties are not categorized as discontinued operations in the Consolidated Statements of Operations. See also Note 19 to the Consolidated Financial Statements. Revenue from properties sold decreased by approximately $4.4 million, as detailed below:

		Revenue for the year ended
Property	Date Sold	2004	2003	Change
		(in thousands)
Hilltop Office Center	February 4, 2004	140	1,600	(1,460)
2300 N Street	March 18, 2003	—	2,932	(2,932)

Total		$140	$4,532	(4,392)

In September 2004, we commenced the redevelopment of our Capital Gallery property in Washington, D.C. Capital Gallery is a Class A office property totaling approximately 397,000 square feet. The project entails removing a three-story low-rise section of the property comprised of 100,000 square feet from in-service status and developing it into a 10-story office building resulting in a total complex size of approximately 610,000 square feet upon completion. This property is included in Properties Repositioned for the year ended December 31, 2004 and 2003. Rental revenue has decreased for the year ended December 31, 2004 due to taking the three-story low-rise section out of service in September 2004.

Termination Income

Termination income for the year ended December 31, 2004 was related to nineteen tenants across the portfolio that terminated their leases and made termination payments totaling approximately $4.0 million. This compared to termination income earned for the year ended December 31, 2003 related to nineteen tenants totaling $6.1 million.

Operating Expenses

The increase of $22.4 million in property operating expenses in the Total Property Portfolio (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) is comprised of increases and decreases within the five categories that represent our Total Property Portfolio. Operating expenses from Properties Acquired increased approximately $12.4 million, Same Property Portfolio increased approximately $6.2 million, Properties Placed In-Service increased approximately $5.0 million, and Properties Sold decreased approximately $1.2 million.

Approximately $12.4 million of the increase in Total Property Portfolio operating expenses primarily relates to the additions of One and Two Discovery Square, One and Two Freedom Square, 1333 New Hampshire Avenue, 140 Kendrick Street and 1330 Connecticut Avenue, as detailed below:

	Date Acquired	Operating Expenses for the year ended
Property		2004	2003	Change
		(in thousands)
One and Two Freedom Square	August 5, 2003	$6,901	$2,499	$4,402
1333 New Hampshire Avenue	October 8, 2003	3,541	640	2,901
1330 Connecticut Avenue	April 1, 2004	2,986	—	2,986
One and Two Discovery Square	April 1, 2003	2,775	1,939	836
140 Kendrick Street	March 24, 2004	1,213	—	1,213

Total		$17,416	$5,078	$12,338

Operating expenses from the Same Property Portfolio increased approximately $6.2 million. Included in Same Property Portfolio operating expenses is an increase to real estate tax expense of approximately $7.4 million due to increased real estate tax assessments, specifically in New York City. These increases were offset by a decrease of approximately $1.2 million to insurance expense.

In addition, the placing into-service of Times Square Tower and New Dominion Technology Park, Building Two during the third quarter of 2004, as well as Shaws Supermarket and Waltham Weston Corporate Center during 2003, increased operating expenses by approximately $5.0 million, as detailed below:

	Date Placed-in- service	Operating Expenses for the year ended
Property		2004	2003	Change
		(in thousands)
Times Square Tower	3rd Quarter 2004	$4,054	$—	$4,054
Waltham Weston Corporate Center	1st Quarter 2003	2,360	2,022	338
New Dominion Technology Park, Building Two	3rd Quarter 2004	421	—	421
Shaws Supermarket	2nd Quarter 2003	364	208	156

Total		$7,199	$2,230	$4,969

The aggregate increase in operating expenses was offset due to the sale of Hilltop Office Center during 2004 and 2300 N Street during 2003. Due to our continuing involvement in the management, for a fee, of these properties through agreements with the buyers, the properties are not categorized as discontinued operations in the Consolidated Statements of Operations. See also Note 19 to the Consolidated Financial Statements. Operating Expenses from properties sold decreased by approximately $1.2 million, as detailed below:

		Operating Expenses for the year ended
Property	Date Sold	2004	2003	Change
		(in thousands)
Hilltop Office Center	February 4, 2004	37	336	(299)
2300 N Street	March 18, 2003	—	885	(885)

Total		$37	$1,221	(1,184)

Hotel Net Operating Income

Net operating income for the hotel properties increased by approximately $2.2 million, or approximately 14.83%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. For the years ended December 31, 2004 and 2003 net operating income for the Residence Inn by Marriott® was included as part of income from discontinued operations due to its sale on November 4, 2005.

The following reflects our occupancy and rate information for our hotel properties for the year ended December 31, 2004 and 2003. This information excludes the Residence Inn by Marriott® due to its inclusion within income from discontinued operations.

	2004	2003	Increase
Occupancy	80.0%	76.3%	4.8%
Average daily rate	$185.42	$177.71	4.3%
Revenue per available room, REVPAR	$149.04	$136.41	9.3%

Development and Management Services

Our third-party fee income increased approximately $3.1 million for the year ended 2004 compared to 2003. Our third-party fees in Washington, D.C. with National Institute of Health and in New York at 90 Church Street increased development services by an aggregate of $1.6 million for the year ended December 31, 2004. Our management fees increased approximately $1.5 million for the year ended December 31, 2004 compared to 2003.

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

Other Expenses

General and Administrative

General and administrative expenses in the Total Property Portfolio increased by $8.3 million, or 18.25% for the year ended December 31, 2004 as compared to the year ended December 31, 2003. An aggregate of approximately $1.8 million of the increase is attributable to changes in the form of long-term equity-based compensation, as further described below. During the fourth quarter we exercised our right to terminate the purchase agreement to acquire the 21-acre site on the Boston waterfront known as Fan Pier. In conjunction with the termination, we recognized approximately $1.1 million of general and administrative expense consisting of our share of the forfeited deposit of $0.8 million and approximately $0.3 million of related due diligence costs. In addition, we recognized an expense of $0.75 million representing our payment to Mr. Alan B. Landis, a former director of Boston Properties, Inc., in connection with the amendment to a development agreement. Other major increases during 2004 included the following: (1) increases in state taxes based on income and net worth of approximately $1.2 million; (2) increases of approximately $0.8 million in professional fees in connection with the Sarbanes-Oxley Act, as well as fees related to increased responsibilities of Boston Properties, Inc.’s Board of Directors; and (3) an increase of approximately $2.3 million related to bonuses and salaries for the year ended December 31, 2004.

Commencing in 2003, Boston Properties, Inc. issued restricted stock and/or LTIP Units, as opposed to granting stock options and restricted stock, under Boston Properties, Inc.’s 1997 Stock Option and Incentive Plan as Boston Properties, Inc.’s primary vehicle for employee equity compensation. An LTIP unit is generally the economic equivalent of a share of our restricted stock. Employees vest in restricted stock and LTIP Units over a five-year term (for awards granted prior to 2003, vesting is in equal annual installments; for those granted in 2003 and beyond, vesting is over a five-year term with annual vesting of 0%, 0%, 25%, 35% and 40%). Restricted stock and LTIP Units are valued based on observable market prices for similar instruments. Such value is recognized as an expense ratably over the corresponding employee service period. To the extent restricted stock or LTIP Units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “Stock-based compensation.” Stock-based compensation expense associated with restricted stock was approximately $4.0 million for the year ended December 31, 2004. Stock-based compensation expense associated with $6.1 million of restricted stock that was granted in January 2003 will generally be expensed ratably as such restricted stock vests over a five-year vesting period. Stock-based compensation associated with approximately $9.7 million granted in January 2004 and approximately $11.4 million granted in January 2005 of restricted stock and LTIP units will also be incurred ratably as such restricted stock and LTIP Units vest. To the extent Boston Properties, Inc. continues to grant restricted stock and LTIP awards, such expenses will continue to increase significantly until 2008 even if there are no future increases in the aggregate value of restricted equity granted each year. This is because we expense the value of the restricted stock and LTIP awards ratably over the five-year vesting period and a full run-rate will not be achieved until 2008.

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $6.7 million. The majority of the increases/decreases are due to (1) the cessation of interest capitalization at Times Square Tower and New Dominion Technology Park, Building Two, which collectively increased interest expense by $7.2 million, and (2) the acquisition of our remaining interests in 140 Kendrick Street and 1330 Connecticut Avenue in the second quarter of 2004 and the acquisition of our remaining interest in one Freedom Square in the third quarter of 2003 which increased interest expense by $7.7 million. These increases were offset by (1) the refinancing of outstanding mortgage indebtedness at Reservoir Place in the second quarter of 2003 and 601 and 651 Gateway Boulevard in the third quarter of 2003 which decrease interest expense approximately $3.8 million, and (2) the net impact of replacing outstanding mortgage debt collateralized by properties using proceeds from our unsecured senior notes which decreased interest expense approximately $1.3 million. The following summarizes our outstanding debt as of December 31, 2004 compared with 2003.

	December 31,
	2004	2003
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$4,588,024	$4,566,188
Variable rate	423,790	438,532

Total	$5,011,814	$5,004,720

Percent of total debt:
Fixed rate	91.54%	91.24%
Variable rate	8.46%	8.76%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	6.66%	6.67%
Variable rate	3.36%	2.87%

Total	6.38%	6.33%

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio increased approximately $43.0 million for the year ended December 31, 2004 compared to 2003. Depreciation and amortization from the Same Property Portfolio increased approximately $19.4 million, Properties Acquired increased approximately $12.5 million, Properties Placed In-Service increased approximately $8.5 million, Properties Repositioned increased approximately $3.1 million and Properties Sold decreased approximately $0.5 million.

The additions to the Total Property Portfolio through acquisitions increased depreciation and amortization expense by approximately $12.5 million, as detailed below:

		Depreciation and Amortization for the year ended
Property	Date Acquired	2004	2003	Change
		(in thousands)
One and Two Freedom Square	August 5, 2004	$7,435	$3,004	$4,431
1333 New Hampshire Avenue	October 8, 2003	4,287	1,139	3,148
One and Two Discovery Square	April 1, 2004	3,364	2,309	1,055
1330 Connecticut Avenue	April 1, 2004	2,292	—	2,292
140 Kendrick Street	March 24, 2004	1,557	—	1,557

Total		$18,935	$6,452	$12,483

The additions to the Total Property Portfolio through placing properties in-service increased depreciation and amortization expense by approximately $8.5 million, as detailed below:

		Depreciation and Amortization for the year ended
Property	Placed-in-service	2004	2003	Change
		(in thousands)
Times Square Tower	3rd Quarter 2004	7,066	—	7,066
Waltham Weston Corporate Center	1st Quarter 2003	2,549	2,152	397
Shaws Supermarket	2nd Quarter 2003	542	354	188
New Dominion Technology Park, Building Two	3rd Quarter 2004	843	—	843

Total		$11,000	$2,506	$8,494

In September 2004, we commenced the redevelopment of our Capital Gallery property in Washington, D.C. which is classified as Properties Repositioned for the year ended December 31, 2004. In connection with the redevelopment project, we recognized an accelerated depreciation charge of approximately $2.6 million, which represents the net book value of the portion of the three-story, low-rise section of the building which is being redeveloped.

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the year ended December 31, 2004 and 2003 were $5.9 million and $5.0 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the year ended December 31, 2004 and 2003 was $10.8 million and $19.2 million, respectively. These costs are not included in the interest expense referenced above. During the third quarter of 2004, we placed in-service Times Square Tower and New Dominion Technology Park, Building Two and ceased capitalizing interest in accordance with our capitalization policy.

Net Derivative Losses

Net derivative losses for the Total Property Portfolio represent the adjustments to fair value and cash settlements of a derivative contract that was not effective for accounting purposes. The fair value of the derivative contract, which was $1.2 million at December 31, 2004, was included within our consolidated balance sheets. As a result of the expiration of this derivative contract in February 2005, we have no further earnings volatility related to this contract. See Part II—Item 7A—“Quantitative and Qualitative Disclosures about Market Risk.”

Losses from early extinguishments of debt

For the year ended December 31, 2004, we recognized a loss from early extinguishment of debt totaling approximately $6.3 million related to the repayments of our mortgage loans collateralized by One and Two Reston Overlook and the 12300 and 12310 Sunrise Valley Drive buildings. For the year ended December 31, 2003, we recognized approximately $1.5 million related to the early extinguishments of debt related to the repayment of the mortgage loan collateralized by 2300 N Street.

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

Included in Joint Ventures acquired during 2004 is the Value-Added Fund. Approximately $0.2 million of initial organization costs was recognized, resulting in a net loss for the year ended December 31, 2004.

Income from discontinued operations, net of minority interest

The decrease in income from discontinued operations in the Total Property Portfolio for the year ended December 31, 2004 was a result of properties sold or designated as held for sale during the end of 2004 and 2003, and sold by December 31, 2005, which are no longer included in our operations as of December 31, 2004. Below is a list of properties included in discontinued operations for the year ended December 31, 2004 and 2003:

Year ended December 31, 2004	Year ended December 31, 2003
Residence Inn by Marriott®	Residence Inn by Marriott®
40-46 Harvard Street	40-46 Harvard Street
Old Federal Reserve	Old Federal Reserve
Sugarland Business Park—Building One	Sugarland Business Park—Building One
204 Second Avenue	204 Second Avenue
560 Forbes Boulevard	560 Forbes Boulevard
Decoverly Two, Three, Six and Seven	Decoverly Two, Three, Six and Seven
38 Cabot Boulevard	38 Cabot Boulevard
The Arboretum	The Arboretum
430 Rozzi Place	430 Rozzi Place
Sugarland Business Park—Building Two	Sugarland Business Park—Building Two
875 Third Avenue
The Candler Building

Gains on sales of real estate and other assets, net of minority interest

Gains on the sales of real estate for the year ended December 31, 2004 in the Total Property Portfolio relate to the sale of Hilltop Office Center and a land parcel in Burlington, MA. Gains on sales of real estate for the year ended December 31, 2003 primarily related to the sale of 2300 N Street. These properties are not included in discontinued operations due to our continuing involvement in the management, for a fee equivalent to market, of these properties after the sales.

Gains on sales of real estate from discontinued operations, net of minority interest

Properties included in our gains on sales of real estate from discontinued operations for the year ended December 31, 2004 and 2003 in the Total Portfolio are shown below:

Year ended December 31, 2004	Date Disposed	Year ended December 31, 2003	Date Disposed
430 Rozzi Place	January 2004	The Candler Building	January 2003
Sugarland Business Park-Building Two	February 2004	875 Third Avenue	February 2003
Decoverly Two, Three, Six and Seven	April 2004
The Arboretum	April 2004
38 Cabot Boulevard	May 2004
Sugarland Business Park-Building One	August 2004
204 Second Avenue	September 2004
560 Forbes Boulevard	December 2004

Preferred distributions and allocation of undistributed earnings

Preferred Distributions and Allocation of Undistributed Earnings decreased approximately $14.0 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. This decrease is mainly attributed to an overall increase in the allocation of undistributed earnings.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are to:

•	fund normal recurring expenses;

•	meet debt service requirements including the repayment or refinancing of $217.7 million of indebtedness that matures on or prior to March 1, 2007, $82.3 million of which is due in 2006 and the remainder in the first quarter of 2007, as well as the early repayment of construction financing collateralized by Seven Cambridge Center totaling approximately $112.5 million on February 24, 2006;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund current development costs not covered under construction loans;

•	fund new property acquisitions; and

•	make the minimum distribution required to assist Boston Properties, Inc., our general partner, to maintain its REIT qualification under the Internal Revenue Code of 1986, as amended.

We believe that these needs will be satisfied using cash on hand, cash flows generated by operations and provided by financing activities, as well as cash generated from asset sales. Base rental revenue, recovery income from tenants, other income from operations, available cash balances, draws on our unsecured line of credit and refinancing of maturing indebtedness are our principal sources of capital used to pay operating expenses, debt service, recurring capital expenditures and the minimum distribution required to maintain Boston Properties, Inc.’s REIT qualification. We seek to increase income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our office real estate management, leasing, development and construction businesses. Consequently, we believe our revenue, together with proceeds from financing activities, will continue to provide the necessary funds for our short-term liquidity needs. However, material changes in these factors may adversely affect our net cash flows. Such changes, in turn, could adversely affect our ability to fund distributions, debt service payments and tenant improvements. In addition, a material adverse change in our cash provided by operations may affect our ability to comply with the financial performance covenants under our unsecured line of credit and unsecured senior notes.

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

We draw on multiple financing sources to fund our long-term capital needs. Our unsecured line of credit is utilized primarily as a bridge facility to fund acquisition opportunities, to refinance outstanding indebtedness and to meet short-term development and working capital needs. We generally fund our development projects with construction loans until project completion or lease-up thresholds are achieved.

Cash Flow Summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “Item 8. Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were $261.5 million and $239.3 million at December 31, 2005 and December 31, 2004, respectively, representing an increase of $22.2 million. The increase was a result of the following increases and decreases in cash flows:

	Years ended December 31,
	2005	2004	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$472,249	$429,506	$42,743
Net cash provided by (used in) investing activities	$356,605	($171,014)	$527,619
Net cash used in financing activities	$(806,702)	$(41,834)	$764,868

Our principal source of cash flow is related to the operation of our office properties. The average term of our tenant leases is approximately 7.3 years with occupancy rates historically in the range of 92% to 98%. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. In addition, over the past year, we have raised capital through the sale of some of our properties and raised proceeds from secured borrowings.

Cash is used in investing activities to fund acquisitions, development and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. Cash provided by investing activities for the twelve months ended December 31, 2005 consisted of the following:

(in thousands)
Net proceeds from the sales of real estate	$749,049
Net investments in unconsolidated joint ventures	2,313
The cash provided by these investing activities is offset by:
Recurring capital expenditures	(21,644)
Planned non-recurring capital expenditures associated with acquisition properties	(2,927)
Hotel improvements, equipment upgrades and replacements	(4,097)
Acquisitions/additions to real estate	(366,089)

Net cash provided by investing activities	$356,605

Cash used in financing activities for the year ended December 31, 2005 totaled approximately $806.7 million. This consisted of payments of distributions to unitholders, including the $2.50 per share special distribution, which does not reflect the payment of approximately $12.1 million in February 2006 to holders of our Series Two Preferred Units representing their participation in the special distribution paid to holders of common stock in October 2005. Other factors include changes to our existing debt structure, including the net repayment of certain mortgages as well as proceeds of approximately $45.0 million related to the exercise of options by holders to purchase Boston Properties, Inc.’s common stock. Future debt payments are discussed below under the heading “Debt Financing.”

Capitalization

At December 31, 2005, our total consolidated debt was approximately $4.8 billion. The weighted-average annual interest rate on our consolidated indebtedness was 6.39% and the weighted-average maturity was approximately 5.0 years.

Debt to total market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total market capitalization was approximately $15.1 billion at December 31, 2005. Total market capitalization was calculated using Boston Properties, Inc.’s December 30, 2005 closing stock price of $74.13 and the following: (1) 112,542,262 shares of Boston Properties, Inc.’s common stock, (2) 21,377,724 outstanding common units of BPLP (excluding common units held by Boston Properties, Inc.), (3) an aggregate of 4,857,395 common units issuable upon conversion of all outstanding preferred units, (4) an aggregate of 380,821 common units issuable upon conversion of all outstanding LTIP units, assuming all conditions have been met for the conversion of the LTIP units, and (5) our consolidated debt totaling approximately $4.8 billion. Our total consolidated debt at December 31, 2005 represented approximately 31.87% of our total market capitalization. This percentage will fluctuate with changes in the value of our common units (and therefore with changes in the value of Boston Properties, Inc.’s common stock) and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the debt to total market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

Debt Financing

As of December 31, 2005, we had approximately $4.8 billion of outstanding indebtedness, representing 31.87% of our total market capitalization as calculated above under the heading “Capitalization,” consisting of approximately $1.5 billion in publicly traded unsecured debt at an average interest rate of 5.95% with maturities ranging from 2013 to 2015, $3.3 billion of property-specific debt, including $225.0 million of indebtedness under our unsecured line of credit, and approximately $58.0 million outstanding on our unsecured line of credit. The table below summarizes our outstanding debt at December 31, 2005 and 2004:

	December 31,
	2005	2004
	(dollars in thousands)
DEBT SUMMARY:
Balance
Fixed rate	$3,952,151	$4,588,024
Variable rate	874,103	423,790

Total	$4,826,254	$5,011,814

Percent of total debt:
Fixed rate	81.89%	91.54%
Variable rate	18.11%	8.46%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	6.70%	6.66%
Variable rate	4.96%	3.36%

Total	6.39%	6.38%

The variable rate debt shown above bears interest based on various spreads over the London Interbank Offered Rate or Eurodollar rates. As of December 31, 2005, the weighted average interest rate on our variable rate debt was LIBOR/Eurodollar plus 0.59% per annum.

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

At December 31, 2005, we had letters of credit totaling $8.5 million outstanding under our unsecured line of credit. On July 19, 2005, we refinanced $225 million of mortgage indebtedness at 599 Lexington Avenue through a secured draw on our unsecured line of credit. As of December 31, 2005, we had the ability to borrow an additional $313.5 million under our unsecured line of credit. As of March 8, 2006 we have borrowings of $300 million outstanding under our unsecured line of credit with the ability to borrow an additional $296.5 million under our unsecured line of credit.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of December 31, 2005 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate (1)	Principal Amount	Maturity Date (2)
10 Year Unsecured Senior Notes	6.250%	6.296%	$750,000	January 15, 2013
10 Year Unsecured Senior Notes	6.250%	6.280%	175,000	January 15, 2013
12 Year Unsecured Senior Notes	5.625%	5.636%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.075%	250,000	June 1, 2015

Total principal			1,475,000
Net discount			(3,938)

Total			$1,471,062

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (1) 100% of their principal amount or (2) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (or 25 basis point in the case of the $250 million 12 Year Unsecured Senior Notes that mature on June 1, 2015), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our senior unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of December 31, 2005 we were in compliance with each of these financial restrictions and requirements.

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

Unsecured Bridge Loan

On September 25, 2002, we obtained unsecured bridge financing totaling $1.0 billion in connection with the acquisition of 399 Park Avenue. During January 2003, we repaid the remaining $105.7 million under our unsecured bridge loan with proceeds from the January 2003 offering of senior unsecured notes.

Mortgage Debt

At December 31, 2005, our total consolidated debt was approximately $4.8 billion. The weighted-average annual interest rate on our consolidated indebtedness was 6.39% and the weighted-average maturity was approximately 5.0 years. At December 31, 2005, our variable rate debt consisted of our construction loan on Times Square Tower, our Seven Cambridge Center project, our Capital Gallery Redevelopment project and mortgage indebtedness at 599 Lexington Avenue through a secured draw on our unsecured line of credit. Variable rate debt constituted 18.11% of our total debt as of December 31, 2005. We plan on financing our larger development properties with property-specific construction debt because of the time associated with the development of those properties and we plan on utilizing our unsecured line of credit for other transactions as they occur.

The following table sets forth certain information regarding our mortgage notes payable at December 31, 2005:

Properties	Interest Rate	Principal Amount		Maturity Date
		(in thousands)
Citigroup Center	7.19%	$498,073		May 11, 2011
Times Square Tower	4.87%	475,000	(1)	July 9, 2008
Embarcadero Center One and Two	6.70%	290,285		December 10, 2008
Prudential Center	6.72%	270,581		July 1, 2008
280 Park Avenue	7.64%	256,111		February 1, 2011
599 Lexington Avenue	4.75%	225,000	(2)	October 30, 2007
Embarcadero Center Four	6.79%	138,119		February 1, 2008
Embarcadero Center Three	6.40%	135,397		January 1, 2007
Seven Cambridge Center	5.63%	98,859	(3)	April 14, 2007
Democracy Center	7.05%	98,407		April 1, 2009
One Freedom Square	5.33%	80,013	(4)	June 30, 2012
New Dominion Tech Park, Bldg. Two	5.55%	63,000	(5)	September 30, 2014
140 Kendrick Street	5.21%	59,888	(6)	July 1, 2013
202, 206 & 214 Carnegie Center	8.13%	59,841		October 1, 2010
1330 Connecticut Avenue	4.65%	57,335	(7)	February 26, 2011
New Dominion Tech. Park, Bldg. One	7.69%	56,702		January 15, 2021
Reservoir Place	5.82%	53,394	(8)	July 1, 2009
Capital Gallery	8.24%	50,651		August 15, 2006
504, 506 & 508 Carnegie Center	7.39%	43,450		January 1, 2008
10 and 20 Burlington Mall Road	7.25%	37,175	(9)	October 1, 2011
Ten Cambridge Center	8.27%	32,929		May 1, 2010
Sumner Square	7.35%	28,180		September 1, 2013
1301 New York Avenue	7.14%	26,591	(10)	August 15, 2009
Eight Cambridge Center	7.73%	25,837		July 15, 2010
510 Carnegie Center	7.39%	24,937		January 1, 2008
University Place	6.94%	22,009		August 1, 2021
Reston Corporate Center	6.56%	21,966		May 1, 2008
Bedford Business Park	8.50%	18,567		December 10, 2008
191 Spring Street	8.50%	18,267		September 1, 2006
Capital Gallery Redevelopment	6.02%	17,244	(11)	February 15, 2008
Montvale Center	8.59%	6,762		December 1, 2006
101 Carnegie Center	7.66%	6,622	(12)	April 1, 2006

Total		$3,297,192

(1)	The mortgage financing bears interest at a variable rate equal to LIBOR plus 0.50% per annum.
(2)	On July 19, 2005, we repaid the mortgage loan through a secured draw on our unsecured line of credit. As of December 31, 2005, the interest rate on this draw under our unsecured line of credit was 4.75% using a weighted average LIBOR plus 0.38% per annum.
(3)	The mortgage financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum and requires interest only payments with a balloon payment due at maturity. On February 24, 2006, we repaid the mortgage loan collateralized by this property.
(4)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at December 31, 2005 was $73.2 million and the stated interest rate was 7.75%.
(5)	The mortgage loan requires interest only payments with a balloon payment due at maturity.

(6)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at December 31, 2005 was $54.4 million and the stated interest rate was 7.51%.
(7)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at December 31, 2005 was $50.9 million and the stated interest rate was 7.58%.
(8)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at December 31, 2005 was $51.5 million and the stated interest rate was 7.0%.
(9)	Includes outstanding indebtedness secured by 91 Hartwell Avenue.
(10)	Includes outstanding principal in the amounts of $18.7 million, $5.4 million and $2.5 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75%, respectively.
(11)	The mortgage financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and requires interest only payments with a balloon payment due at maturity. We intend to repay this financing upon the maturity date of the existing financing of $50.7 million at Capital Gallery upon its maturity in August 2006.
(12)	On January 31, 2006, we repaid the mortgage loan collateralized by this property.

Combined aggregate principal payments of mortgage notes payable at December 31, 2005 are as follows (in thousands):

Year	Principal Payments
2006	$147,730
2007	505,236
2008	1,276,323
2009	188,278
2010	134,778
Thereafter	1,044,847

$3,297,192

Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Our primary market risk results from our indebtedness, which bears interest at fixed and variable rates. The fair value of our debt obligations are affected by changes in the market interest rates. We manage our market risk by matching long-term leases with long-term fixed rate non-recourse debt of similar duration. We continue to follow a conservative strategy of pre-leasing development projects on a long-term basis to creditworthy tenants in order to achieve the most favorable construction and permanent financing terms. Approximately 81.89% of our outstanding debt has fixed interest rates, which minimizes the interest rate risk through the maturity of such outstanding debt. We also manage our market risk by entering into hedging arrangements with financial institutions. Our primary objectives when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure and to fix a portion of the interest rate for anticipated financing and refinancing transactions. This in turn, reduces the risks that the variability of cash flows imposes on variable rate debt. Our strategy protects us against future increases in interest rates.

During 2005 we entered into twelve forward-starting interest rate swap contracts which fix the 10-year treasury rate for a financing in February 2007 at a weighted average rate of 4.34% per annum on notional amounts aggregating $500.0 million. The swaps go into effect in February 2007 and expire in February 2017. We obtained the swaps to lock in the 10-year treasury rate and 10-year swap spread in contemplation of obtaining long-term fixed-rate financing to refinance existing debt that is expiring or freely prepayable prior to February 2007. We expect to settle the interest rate swaps in cash at the time we close on the long-term fixed-rate financing. Each swap contract provides for a fixed 10-year LIBOR swap rate (the fixed strike rate) ranging from 4.562% per annum to 5.016% per annum. If the 10-year LIBOR swap rate is below the fixed strike rate at the time we settle each swap, we would be required to make a payment to the swap counter-parties; if the 10-year LIBOR swap rate is above the fixed strike rate at the time we cash settle each swap, we would receive a payment from the swap counter-parties. The amount that we either pay or receive will equal the present value of the basis point differential between the applicable fixed strike rate and the 10-year swap rate at the time we settle each swap. We believe that these swaps qualify as highly-effective cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We intend to consider entering into additional hedging arrangements to minimize our interest rate risk.

For the year ended December 31, 2004, we had a derivative contract in a notional amount of $150 million. Prior to the modification described below, the derivative contract provided for a fixed interest rate of 6.35% when LIBOR is less than 5.80%, 6.70% when LIBOR is between 6.70% and 7.45%, and 7.50% when LIBOR is between 7.51% and 9.00% through February 2005. In August 2003, we modified the contract to provide for the counter party to pay us LIBOR and we were required to pay the counter party LIBOR in arrears plus 4.55% per annum on the notional amount of $150 million. The derivative contract expired in February 2005. In accordance with SFAS No. 133, the derivative agreement is reflected at its fair market value, which was a liability of $1.2 million at December 31, 2004.

At December 31, 2005, our outstanding variable rate debt based off LIBOR totaled approximately $874.1 million. At December 31, 2005, the average interest rate on variable rate debt was approximately 4.96%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest would have increased approximately $8.7 million for the year ended December 31, 2005.

At December 31, 2004, our outstanding variable rate debt based off LIBOR totaled approximately $424 million. At December 31, 2004, the average interest rate on variable rate debt was approximately 3.36%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest would have increased approximately $4.2 million for the year ended December 31, 2004.

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

In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO, as adjusted, for the years ended December 31, 2005, 2003, 2002 and 2001 which excludes the effects of the losses from early extinguishments of debt associated with the sales of real estate, adjustments for non-qualifying derivative contracts and early lease surrender payments.

The adjustment to exclude losses from early extinguishments of debt results when the sale of real estate encumbered by debt requires us to pay the extinguishment costs prior to the debt’s stated maturity and to write-off unamortized loan costs at the date of the extinguishment. Such costs are excluded from the gains on sales of real estate reported in accordance with GAAP. However, we view the losses from early extinguishments of debt associated with the sales of real estate as an incremental cost of the sale transactions because we extinguished the debt in connection with the consummation of the sale transactions and we had no intent to extinguish the debt absent such transactions. We believe that this supplemental adjustment more appropriately reflects the results of our operations exclusive of the impact of our sale transactions.

The adjustments for net derivative losses related to non-qualifying derivative contracts for the years ended December 31, 2003, 2002 and 2001 resulted from interest rate contracts we entered into prior to the effective date of SFAS No. 133 to limit our exposure to fluctuations in interest rates with respect to variable rate debt associated with real estate projects under development. Upon transition to SFAS No. 133 on January 1, 2001, the impacts of these contracts were recorded in current earnings, while prior to that time they were capitalized. Although these adjustments were attributable to a single hedging program, the underlying contracts extended over multiple reporting periods and therefore resulted in adjustments from the first quarter of 2001 through the third quarter of 2003. Management presents FFO before the impact of non-qualifying derivative contracts because economically this interest rate hedging program was consistent with our risk management objective of limiting our exposure to interest rate volatility and the change in accounting under GAAP did not correspond to a substantive difference. Management does not currently anticipate structuring future hedging programs in a manner that would give rise to this kind of adjustment.

The adjustments for early lease surrender for the years ended December 31, 2002 and 2001 resulted from a unique lease transaction related to the surrender of space by a tenant that was accounted for as a termination for GAAP purposes and recorded in income at the time the space was surrendered. However, we continued to collect payments monthly after the surrender of space through the month of July 2002, the date on which the terminated lease would otherwise have expired under its original terms. Management presents FFO after the early surrender lease adjustment because economically this transaction impacted periods subsequent to the time the space was surrendered by the tenant and, therefore, recording the entire amount of the lease termination payment in a single period made FFO less useful as an indicator of operating performance. Although these adjustments are attributable to a single lease, the transaction impacted multiple reporting periods and resulted in adjustments for the years ended December 31, 2002 and 2001.

Although our FFO, as adjusted, clearly differs from NAREIT’s definition of FFO, and may not be comparable to that of other REITs and real estate companies, we believe it provides a meaningful supplemental measure of our operating performance because we believe that, by excluding the effects of the losses from early extinguishments of debt associated with the sales of real estate, adjustments for non-qualifying derivative contracts and early lease surrender payments, management and investors are presented with an indicator of our operating performance that more closely achieves the objectives of the real estate industry in presenting FFO.

Neither FFO nor FFO, as adjusted, should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance. Neither FFO nor FFO, as adjusted, represent cash generated from operating activities determined in accordance with GAAP and is not a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO and FFO, as adjusted, should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our Consolidated Financial Statements.

The following table presents a reconciliation of net income available to common unitholders to FFO and FFO, as adjusted, for the years ended December 31, 2005, 2004, 2003, 2002, and 2001:

	Year ended December 31,
	2005		2004	2003	2002	2001
	(in thousands)
Net income available to common unitholders	$534,788		$344,800	$442,136	$520,696	$247,883

Add:
Preferred distributions and allocation of undistributed earnings	26,780		17,133	31,165	50,262	36,026
Cumulative effect of a change in accounting principle	5,043		—	—	—	8,432
Less:
Gains on sales of real estate from discontinued operations	57,969		33,427	91,942	30,916	—
Income from discontinued operations	2,279		4,030	13,314	31,951	44,452
Gains on sales of real estate and other assets	188,546		9,822	70,627	233,304	11,238
Income from unconsolidated joint ventures	4,829		3,380	6,016	7,954	4,186
Minority interests in property partnerships	6,017		4,685	1,827	2,408	1,409

Income before minority interests in property partnerships, income from unconsolidated joint ventures, gains on sales of real estate and other assets, discontinued operations, cumulative effect of a change in accounting principle and preferred distributions and allocation of undistributed earnings	306,971		306,589	289,575	264,425	231,056

Add:
Real estate depreciation and amortization (1)	271,829		255,594	215,135	191,774	153,550
Income from discontinued operations	2,279		4,238	13,644	32,294	44,776
Income from unconsolidated joint ventures	4,829		3,380	6,016	7,954	4,186
Less:
Minority interests in property partnerships’ share of funds from operations	113		922	3,458	3,223	2,322
Preferred distributions	12,918	(2)	15,050	21,249	28,711	33,312

Funds from operations	572,877		553,829	499,663	464,513	397,934

Add(subtract):
Losses from early extinguishments of debt associated with the sales of real estate	11,041		—	1,474	2,386	—
Net derivative losses (SFAS No. 133)	—		—	1,038	11,874	26,488
Early surrender lease adjustment	—		—	—	8,520	(8,520)

Funds from operations available to common unitholders after supplemental adjustments to exclude losses from early extinguishments of debt associated with the sales of real estate, net derivative losses (SFAS No. 133) and early surrender lease adjustment	$583,918		$553,829	$502,175	$487,293	$415,902

Weighted average shares outstanding—basic	132,881		128,313	118,087	113,617	110,803

(1)

Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $264,182, $247,924, $205,586, $175,612 and $140,197, our share of unconsolidated joint venture real estate depreciation and amortization of $8,554, $6,814, $8,475, $8,955 and

$5,410, and depreciation and amortization from discontinued operations of $812, $3,292, $3,791, $10,016 and $9,966, less corporate related depreciation and amortization of $1,719, $2,436, $2,717, $2,809 and $2,023 for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

(2)	Excludes approximately $12.1 million of income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special distribution that followed previously completed sales of real estate.

Reconciliation to Diluted Funds from Operations:

	For the years ended December 31,
	2005			2004		2003		2002		2001
	Income (Numerator)		Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
Basic funds from operations after supplemental adjustments to exclude losses from early extinguishments of debt associated with the sales of real estate, net derivative losses (SFAS No. 133) and early surrender lease adjustment	$583,918		132,881	$553,829	128,313	$502,175	118,087	$487,293	113,617	$415,904	110,803
Effect of Dilutive Securities:
Convertible Preferred Units	12,918	(2)	5,163	15,050	6,054	21,249	8,375	25,114	9,821	26,720	11,012
Convertible Preferred Stock	—		—	—	—	—	—	3,412	1,366	6,592	2,625
Stock Options and other (1)	—		2,285	—	2,303	—	1,586	185	1,468	—	1,547

Diluted funds from operations after supplemental adjustments to exclude losses from early extinguishments of debt associated with the sales of real estate, net derivative losses (SFAS No. 133) and early surrender lease adjustment (1)	$596,836		140,329	$568,879	136,670	$523,424	128,048	$516,004	126,272	$449,216	125,987

(1)	Stock options are related to Boston Properties, Inc.
(2)	Excludes approximately $12.1 million of income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special distribution that followed previously completed sales of real estate.

Net Operating Income

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income available to common unitholder, the most directly comparable GAAP financial measure, plus net derivative losses, losses from early extinguishments of debt, losses on investments in securities, cumulative effect of a change in accounting principle, preferred dividends, depreciation and amortization, interest expense and general and administrative expense, less gains on sales of real estate from discontinued operations, income from discontinued operations, gains on sales of real estate and other assets, income from unconsolidated joint ventures, minority interests in property partnerships, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

Our management also uses NOI to evaluate regional property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income. NOI excludes certain components from net income in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs and real estate companies that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income as presented in our Consolidated Financial Statements. NOI should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.

The following sets forth a reconciliation of NOI to net income available to common unitholders for the fiscal years 2001 through 2005.

	Years ended December 31,
	2005	2004	2003	2002	2001
Net operating income	$918,286	$889,798	$822,122	$752,743	$629,660

Add:
Development and management services	17,310	20,440	17,332	10,731	12,141
Interest and other	12,015	10,339	3,014	5,479	12,143
Minority interests in property partnerships	6,017	4,685	1,827	2,408	1,409
Income from unconsolidated joint ventures	4,829	3,380	6,016	7,954	4,186
Gains on sales of real estate and other assets	188,546	9,822	70,627	233,304	11,238
Income from discontinued operations	2,279	4,030	13,314	31,951	44,452
Gains on sales of real estate from discontinued operations	57,969	33,427	91,942	30,916	—

Less:
General and administrative	55,471	53,636	45,359	47,292	38,312
Interest expense	308,091	306,170	299,436	263,067	211,391
Depreciation and amortization	264,182	247,924	205,586	175,612	140,197
Net derivative losses	—	—	1,038	11,874	26,488
Losses from early extinguishments of debt	12,896	6,258	1,474	2,386	—
Losses on investments in securities	—	—	—	4,297	6,500
Cumulative effect of a change in accounting principle	5,043	—	—	—	8,432
Preferred distributions and allocation of undistributed earnings	26,780	17,133	31,165	50,262	36,026

Net income available to common unitholders	$534,788	$344,800	$442,136	$520,696	$247,883

Contractual Obligations

As of December 31, 2005, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	Total	2006	2007	2008	2009	2010	Thereafter
	(Dollars in thousands)
Contractual Obligations:
Long-term debt
Mortgage debt	$3,297,192	$147,730	$505,236	$1,276,323	$188,278	$134,778	$1,044,847
Unsecured senior notes	1,471,062	—	—	—	—	—	1,471,062
Unsecured line of credit	58,000	—	58,000	—	—	—	—
Share of mortgage debt of unconsolidated joint ventures	212,210	3,652	38,986	4,567	11,790	105,655	47,560
Ground leases	48,655	2,327	2,229	2,252	2,275	2,300	37,272
Tenant obligations (1)	73,461	70,605	2,562	115	179	—	—
Construction contracts on development projects	101,050	72,340	24,887	3,823	—	—	—

Total Contractual Obligations	$5,261,630	$296,654	$631,900	$1,287,080	$202,522	$242,733	$2,600,741

(1)	Committed tenant-related obligations based on executed leases as of December 31, 2005 (tenant improvements and lease commissions).

We have various standing or renewable service contracts with vendors related to our property management. In addition, we have certain other utility contracts we enter into in the ordinary course of business that may extend beyond one year and that vary based on usage. These contracts include terms that provide for cancellation with insignificant or no cancellation penalties. Contract terms are generally one year or less.

Off-Balance Sheet Arrangements

Joint Ventures

We have investments in seven unconsolidated joint ventures (including our investment in the Value-Added Fund) with our effective ownership interests ranging from 23.89% to 51%, all of which have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At December 31, 2005, our share of the debt related to these investments was equal to approximately $212.2 million. The table below summarizes our share of the outstanding debt (based on our respective ownership interests) of these joint venture properties at December 31, 2005:

Properties	Interest Rate		Principal Amount (in thousands)	Maturity Date
Metropolitan Square (51%)	8.23%		$67,529	May 1, 2010
Market Square North (50%)	7.70%		46,057	December 19, 2010
901 New York Avenue (25%)	5.19%		42,500	January 1, 2015
265 Franklin Street (35%)	5.41	%(1)	20,850	September 30, 2007
Worldgate Plaza (25%)	5.21	%(2)	14,250	December 1, 2007
Wisconsin Place (23.89%) (3)	5.58	%(3)	8,743	March 11, 2009
Wisconsin Place (23.89%) (4)	4.38	%(4)	5,362	January 1, 2008
505 9th Avenue (5)	5.69	%(5)	5,044	See note 5
300 Billerica Road (6)	5.69%		1,875	January 1, 2016

Total	6.80%		$212,210

(1)	The mortgage financing bears interest at a variable rate equal to LIBOR plus 1.10% per annum and requires interest only payments with a balloon payment due at maturity.

(2)	This property is owned by the Value-Added Fund. The mortgage financing bears interest at a variable rate equal to LIBOR plus 0.89% per annum and requires interest only payments with a balloon payment due at maturity. This mortgage matures in December 2007, with two one-year extension options. In addition, the Value-Added Fund entered into an agreement to cap the interest rate at 9.5% for a nominal fee.
(3)	Amount represents construction financing of up to $96.5 million, of which our maximum share is $23.1 million, at a variable rate equal to LIBOR plus 1.50% per annum with a maturity in March 2009. The mortgage debt requires interest only payments with a balloon payment due at maturity. We have guaranteed approximately $4.6 million of the total construction loan amount on behalf of the land and infrastructure entity.
(4)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted to reflect the fair value of the note using an effective interest rate of 4.38% per annum. This note is non-interest bearing and matures in January 2008. The weighted average rates exclude the impact of this loan. We have agreed, together with our third-party joint venture partners to guarantee this seller financing on behalf of the land and infrastructure entity.
(5)	Amount represents construction financing comprised of a $60.0 million loan commitment (of which our share is $30.0 million) which bears interest at a fixed rate of 5.73% per annum and a $35.0 million loan commitment (of which our share is $17.5 million) which bears interest at a variable rate of LIBOR plus 1.25% per annum. The financing converts to a ten-year fixed rate loan in October 2007 at an interest rate of 5.73% per annum with a provision for an increase in the borrowing capacity by $35.0 million (of which our share would be $17.5 million). The conversion is subject to conditions which we expect to satisfy. As of December 31, 2005 the interest rate on the variable rate portion of the debt was 5.62% per annum. The weighted average rate as of December 31, 2005 is reflected in the table.
(6)	This property is owned by the Value-Added Fund. The mortgage financing bears interest at a fixed rate and requires interest only payments with a balloon payment due at maturity.

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

Newly Issued Accounting Standards-

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

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the

Sole General Partner and the Limited Partners Have Certain Rights” (“EITF 04-5”). The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-5, should consolidate a limited partnership. Pursuant to EITF 04-5, the general partner of a limited partnership should consolidate a limited partnership unless the limited partners have either (a) the substantive ability to dissolve the limited partnership or otherwise remove the general partners without cause, or (b) substantive participating rights. In addition, EITF 04-5 concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. EITF 04-5 became effective on June 29, 2005 for all agreements entered into or modified after June 29, 2005. For pre-existing agreements that have not been modified, EITF 04-05 is effective for reporting periods in fiscal years beginning after December 15, 2005. We do not expect the adoption of EITF 04-5 to have a material impact on our cash flows, results of operations, financial position, or liquidity.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The legal obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon the acquisition, construction, or development and/or through the normal operation of an asset. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 became effective and we adopted it on December 31, 2005. Certain of our real estate assets contain asbestos. Although the asbestos is appropriately contained, in accordance with current environmental regulations, our practice is to remediate the asbestos upon the renovation or redevelopment of its properties. At December 31, 2005, we have recognized a liability for the fair value of the asset retirement obligation aggregating approximately $7.1 million, which amount is included in “Accounts Payable and Accrued Expenses” on our Consolidated Balance Sheets. In addition, we have recognized the cumulative effect of adopting FIN 47, totaling approximately $5.0 million, which amount is included in “Cumulative Effect of a Change in Accounting Principle” on our Consolidated Statements of Operations for the year ended December 31, 2005.

Inflation

Substantially all of our leases provide for separate real estate tax and operating expense escalations over a base amount. In addition, many of our leases provide for fixed base rent increases or indexed increases. We believe that inflationary increases in costs may be at least partially offset by the contractual rent increases and operating expense escalations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Approximately $4.0 billion of our borrowings bear interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date. The weighted average interest rate on the variable rate debt as of December 31, 2005 was 4.96%.

	2006	2007	2008	2009	2010	2011+	Total	Fair Value
	(dollars in thousands)
Secured debt
Fixed Rate	$130,486	$181,377	$801,323	$188,278	$134,778	$1,044,847	$2,481,089	$2,655,500
Average Interest Rate	7.86%	6.61%	6.84%	7.11%	7.96%	7.29%	7.15%
Variable Rate	$17,244	$323,859	$475,000	—	—	—	$816,103	$816,103
Unsecured debt
Fixed Rate	—	—	—	—	—	$1,471,062	$1,471,062	$1,513,365
Average Interest Rate	—	—	—	—	—	5.95%	5.95%
Variable Rate	—	$58,000	—	—	—	—	$58,000	$58,000

Total Debt	$147,730	$563,236	$1,276,323	$188,278	$134,778	$2,515,909	$4,826,254	$5,042,968
Percentage of Total Debt	3.06%	11.67%	26.45%	3.90%	2.79%	52.13%	100.0%
Balloon Payments	$97,731	$514,585	$1,234,782	$158,698	$107,339	$2,454,874	$4,568,009
Scheduled Amortization	$49,999	$48,651	$41,541	$29,580	$27,439	$61,035	$258,245

During 2005 we entered into twelve forward-starting interest rate swap contracts which fix the 10-year treasury rate for a financing in February 2007 at a weighted average rate of 4.34% per annum on notional amounts aggregating $500.0 million. The swaps go into effect in February 2007 and expire in February 2017. We obtained the swaps to lock in the 10-year treasury rate and 10-year swap spread in contemplation of obtaining long-term fixed rate financing to refinance existing debt that is expiring or freely prepayable prior to February 2007. We expect to settle the interest rate swaps in cash at the time we close on the long-term fixed-rate financing. Each swap contract provides for a fixed 10-year LIBOR swap rate (the fixed strike rate) ranging from 4.562% per annum to 5.016% per annum. If the 10-year LIBOR swap rate is below the fixed strike rate at the time we settle each swap, we would be required to make a payment to the swap counter-parties; if the 10-year LIBOR swap rate is above the fixed strike rate at the time we cash settle each swap, we would receive a payment from the swap counter-parties. The amount that we either pay or receive will equal the present value of the basis point differential between the applicable fixed strike rate and the 10-year swap rate at the time we settle each swap. We believe that these swaps qualify as highly-effective cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We intend to consider entering into additional hedging arrangements to minimize our interest rate risk.

Additional disclosure about market risk is incorporated herein by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Market Risk.”

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

As of the end of the Company’s 2005 fiscal year, management conducted assessments of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these assessments, management has determined that the Company’s internal control over financial reporting as of December 31, 2005 was effective.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report appearing on pages 79 and 80, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

Report of Independent Registered Public Accounting Firm

To the Partners of

Boston Properties Limited Partnership:

We have completed integrated audits of Boston Properties Limited Partnership’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions on Boston Properties Limited Partnership’s 2005, 2004 and 2003 consolidated financial statements and on its internal control over financial reporting as of December 31, 2005, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Properties Limited Partnership and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 20 to the financial statements, in the fourth quarter of 2005, the Company adopted Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.”

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing on page 78, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 16, 2006

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
	(in thousands, except for unit amounts)
ASSETS
Real estate, at cost:	$9,001,776	$9,171,944
Less: accumulated depreciation	(1,259,099)	(1,139,778)

Total real estate	7,742,677	8,032,166
Cash and cash equivalents	261,496	239,344
Cash held in escrows	25,618	24,755
Tenant and other receivables (net of allowance for doubtful accounts of $2,519 and $2,879, respectively)	52,668	25,500
Accrued rental income (net of allowance of $2,638 and $4,252, respectively)	302,356	251,236
Deferred charges, net	242,660	254,950
Prepaid expenses and other assets	41,261	38,630
Investments in unconsolidated joint ventures	90,207	80,955

Total assets	$8,758,943	$8,947,536

LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$3,297,192	$3,541,131
Unsecured senior notes (net of discount of $3,938 and $4,317, respectively)	1,471,062	1,470,683
Unsecured line of credit	58,000	—
Accounts payable and accrued expenses	109,823	94,451
Distributions payable	107,643	91,428
Accrued interest payable	47,911	50,670
Other liabilities	154,123	92,464

Total liabilities	5,245,754	5,340,827

Commitments and contingencies	—	—

Minority interests in property partnerships	17,954	26,912

Redeemable partnership units—3,701,335 and 4,082,335 preferred units outstanding (4,857,395 and 5,357,399 common units at redemption value, if converted) at December 31, 2005 and 2004, respectively, and 21,758,545 and 21,722,004 common units outstanding at redemption value at December 31, 2005 and 2004, respectively	1,973,040	1,751,225

Partners’ capital—1,343,008 and 1,320,425 general partner units and 111,199,254 and 109,000,060 limited partner units outstanding at December 31, 2005 and 2004, respectively (such amounts are inclusive of accumulated other comprehensive loss and unearned compensation of $8,881 and $0, respectively, at December 31, 2005 and $15,637 and $6,103, respectively, at December 31, 2004)	1,522,195	1,828,572

Total liabilities, redeemable partnership units and partners’ capital	$8,758,943	$8,947,536

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2005	2004	2003
	(In thousands, except for per unit amounts)
Revenue
Rental:
Base rent	$1,110,212	$1,067,100	$992,868
Recoveries from tenants	173,254	164,770	154,067
Parking and other	55,567	57,270	54,360

Total rental revenue	1,339,033	1,289,140	1,201,295
Hotel revenue	69,277	66,427	61,524
Development and management services	17,310	20,440	17,332
Interest and other	12,015	10,339	3,014

Total revenue	1,437,635	1,386,346	1,283,165

Expenses
Operating
Rental	438,335	416,327	393,965
Hotel	51,689	49,442	46,732
General and administrative	55,471	53,636	45,359
Interest	308,091	306,170	299,436
Depreciation and amortization	264,182	247,924	205,586
Net derivative losses	—	—	1,038
Losses from early extinguishments of debt	12,896	6,258	1,474

Total expenses	1,130,664	1,079,757	993,590

Income before minority interests in property partnerships, income from unconsolidated joint ventures, gains on sales of real estate and other assets, discontinued operations, cumulative effect of a change in accounting principle and preferred distributions and allocation of undistributed earnings	306,971	306,589	289,575
Minority interests in property partnerships	6,017	4,685	1,827
Income from unconsolidated joint ventures	4,829	3,380	6,016

Income before gains on sales of real estate and other assets, discontinued operations, cumulative effect of a change in accounting principle and preferred distributions and allocation of undistributed earnings	317,817	314,654	297,418
Gains on sales of real estate and other assets	188,546	9,822	70,627

Income before discontinued operations, cumulative effect of a change in accounting principle and preferred distributions and allocation of undistributed earnings	506,363	324,476	368,045
Discontinued operations:
Income from discontinued operations	2,279	4,030	13,314
Gains on sales of real estate from discontinued operations	57,969	33,427	91,942

Income before cumulative effect of a change in accounting principle and preferred distributions and allocation of undistributed earnings	566,611	361,933	473,301
Cumulative effect of a change in accounting principle	(5,043)	—	—

Income before preferred distributions and allocation of undistributed earnings	561,568	361,933	473,301
Preferred distributions and allocation of undistributed earnings	(26,780)	(17,133)	(31,165)

Net income available to common unitholders	$534,788	$344,800	$442,136

Basic earnings per common unit:
Income available to common unitholders before discontinued operations and cumulative effect of a change in accounting principle	$3.61	$2.40	$2.85
Discontinued operations	0.45	0.29	0.89
Cumulative effect of a change in accounting principle	(0.04)	—	—

Net income available to common unitholders	$4.02	$2.69	$3.74

Weighted average number of common units outstanding	132,881	128,313	118,087

Diluted earnings per common unit:
Income available to common unitholders before discontinued operations and cumulative effect of a change in accounting principle	$3.55	$2.35	$2.81
Discontinued operations	0.45	0.29	0.88
Cumulative effect of a change in accounting principle	(0.04)	—	—

Net income available to common unitholders	$3.96	$2.64	$3.69

Weighted average number of common and common equivalent units outstanding	135,166	130,617	119,673

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(dollars in thousands)

Total Partners’ Capital
Balance at December 31, 2002	$1,806,869

Contributions	75,169
Net income allocable to general and limited partner units	369,018
Distributions	(243,008)
Accumulated other comprehensive income	683
Unearned compensation	(3,921)
Conversion of redeemable partnership units	5,045
Adjustment to reflect redeemable partnership units at redemption value	(288,706)

Balance at December 31, 2003	1,721,149

Contributions	423,873
Net income allocable to general and limited partner units	286,081
Distributions	(279,465)
Accumulated other comprehensive income	698
Unearned compensation	717
Conversion of redeemable partnership units	56,843
Adjustment to reflect redeemable partnership units at redemption value	(381,324)

Balance at December 31, 2004	1,828,572

Contributions	48,674
Net income allocable to general and limited partner units	447,830
Distributions	(581,639)
Accumulated other comprehensive income	6,756
Unearned compensation	1,102
Conversion of redeemable partnership units	22,653
Adjustment to reflect redeemable partnership units at redemption value	(251,753)

Balance at December 31, 2005	$1,522,195

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

	For the year ended December 31,
	2005	2004	2003
	(in thousands)
Income before preferred distributions and allocation of undistributed earnings	$561,568	$361,933	$473,301
Other comprehensive income:
Effective portion of interest rate contracts	6,058	—	—
Amortization of interest rate contracts	698	698	683

Other comprehensive income	6,756	698	683

Comprehensive income	$568,324	$362,631	$473,984

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2005	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income before preferred distributions and allocation of undistributed earnings	$561,568	$361,933	$473,301
Adjustments to reconcile net income before preferred distributions and allocation of undistributed earnings to net cash provided by operating activities:
Depreciation and amortization	264,994	251,216	209,378
Non-cash portion of interest expense	5,370	5,604	5,513
Non-cash compensation expense	7,389	4,262	2,220
Minority interest in property partnerships	(6,017)	6,848	(1,497)
Distributions in excess of earnings from unconsolidated joint ventures	2,350	3,283	2,396
Gains on sales of real estate and other assets	(246,515)	(54,574)	(156,789)
Losses from early extinguishments of debt	2,042	—	90
Loss from investment in unconsolidated joint venture	342	—	—
Cumulative effect of a change in accounting principle	5,043	—	—
Change in assets and liabilities:
Cash held in escrows	(3,828)	(3,434)	585
Tenant and other receivables, net	(31,378)	(7,075)	2,033
Accrued rental income, net	(64,742)	(61,959)	(52,697)
Prepaid expenses and other assets	2,011	(92)	(3,200)
Accounts payable and accrued expenses	4,148	(3,197)	434
Accrued interest payable	(2,759)	(261)	25,790
Other liabilities	9,305	(13,495)	1,326
Tenant leasing costs	(37,074)	(59,553)	(20,608)

Total adjustments	(89,319)	67,573	14,974

Net cash provided by operating activities	472,249	429,506	488,275

Cash flows from investing activities:
Acquisitions/additions to real estate	(394,757)	(277,684)	(422,273)
Investments in marketable securities	(37,500)	—	—
Proceeds from sale of marketable securities	37,500	—	—
Net investments in unconsolidated joint ventures	2,313	(944)	(4,495)
Net proceeds from the sales of real estate and other assets	749,049	107,614	524,264

Net cash provided by (used in) investing activities	356,605	(171,014)	97,496

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2005	2004	2003
	(in thousands)
Cash flows from financing activities:
Borrowings on unsecured line of credit	68,000	140,000	482,663
Repayments of unsecured line of credit	(10,000)	(203,000)	(446,706)
Repayments of mortgage notes payable	(1,088,690)	(216,731)	(1,210,081)
Proceeds from mortgage notes payable	844,751	168,517	194,615
Proceeds from a real estate financing transaction	48,972	—	—
Proceeds from unsecured senior notes, net of discount	—	—	722,602
Repayment of unsecured bridge loan	—	—	(105,683)
Deposits placed in mortgage escrow	—	—	(420,000)
Payments received from mortgage escrow	—	—	420,000
Distributions	(702,989)	(342,815)	(313,811)
Partner contributions	45,020	422,070	69,028
Contributions from minority interest holders	—	4,005	—
Redemption of OP Units	(1,846)	—	—
Distributions to minority interest holders	(5,426)	(8,848)	—
Deferred financing costs	(4,494)	(5,032)	(10,987)

Net cash used in financing activities	(806,702)	(41,834)	(618,360)

Net increase (decrease) in cash and cash equivalents	22,152	216,658	(32,589)
Cash and cash equivalents, beginning of period	239,344	22,686	55,275

Cash and cash equivalents, end of period	$261,496	$239,344	$22,686

Supplemental disclosures:
Cash paid for interest	$311,198	$311,676	$287,603

Interest capitalized	$5,718	$10,849	$19,200

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$10,223	$5,592	$17,616

Mortgage notes payable assumed in connection with the acquisition of real estate	$—	$107,894	$210,620

Mortgage notes payable assigned in connection with the sale of real estate	$—	$5,193	$—

Distributions declared but not paid	$107,643	$91,428	$84,569

Conversions of redeemable partnership units to partners’ capital	$22,653	$56,843	$5,045

Issuance of restricted units to employees	$11,680	$9,924	$6,141

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Organization

Boston Properties Limited Partnership (the “Company”), a Delaware limited partnership, is the entity through which Boston Properties, Inc., a self-administered and self-managed real estate investment trust (“REIT”), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Boston Properties, Inc. is the sole general partner of the Company and at December 31, 2005 owned an approximate 80.9% (80.3% at December 31, 2004) general and limited partnership interest in the Company. Partnership interests in the Company are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”).

Unless specifically noted otherwise, all references to OP Units exclude units held by Boston Properties, Inc. A holder of an OP Unit may present such OP Unit to the Company for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Company must redeem such OP Unit for cash equal to the then value of a share of common stock of Boston Properties, Inc. (“Common Stock”). In lieu of a cash redemption, Boston Properties, Inc. may elect to acquire such OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that Boston Properties, Inc. owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. An LTIP Unit is generally the economic equivalent of a share of restricted common stock of Boston Properties, Inc. LTIP Units, whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Note 17).

At December 31, 2005, there was one series of Preferred Units outstanding (i.e., Series Two Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Company. Preferred Units may also be converted into OP Units at the election of the holder thereof or the Company in accordance with the amendment to the partnership agreement (See also Note 11).

All references to the Company refer to Boston Properties Limited Partnership and its consolidated subsidiaries, collectively, unless the context otherwise requires.

Properties

At December 31, 2005, the Company owned or had interests in a portfolio of 121 commercial real estate properties (125 properties at December 31, 2004) (the “Properties”) aggregating approximately 42.0 million net rentable square feet (approximately 44.1 million net rentable square feet at December 31, 2004), including three properties under construction and one redevelopment/expansion project collectively totaling approximately 1.1 million net rentable square feet and structured parking for approximately 30,152 vehicles containing approximately 9.3 million square feet. At December 31, 2005, the Properties consist of:

•	117 office properties, including 100 Class A office properties (including three properties under construction) and 17 Office/Technical properties;

•	two hotels; and

•	two retail properties.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company owns or controls undeveloped land parcels totaling approximately 527.1 acres. In addition, the Company has a 25% interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company intends to pursue the acquisition of value-added investments in assets within its existing markets. The Company’s investments through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At December 31, 2005, the Value-Added Fund had investments in an office complex in Herndon, Virginia and an office property in Chelmsford, Massachusetts.

The Company considers Class A office properties to be centrally located buildings that are professionally managed and maintained, that attract high-quality tenants and command upper-tier rental rates, and that are modern structures or have been modernized to compete with newer buildings. The Company considers Office/Technical properties to be properties that support office, research and development and other technical uses. Net rentable square feet amounts are unaudited.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates an impairment in value. An impairment loss is recognized if the carrying amount of its assets is not recoverable and exceeds its fair value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Because cash flows on properties considered to be “long-lived assets to be held and used,” as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s established strategy of holding properties over the long term directly decreases, but does not eliminate, the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date.

SFAS No. 144, which was adopted on January 1, 2002, requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and the Company will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). The Company generally considers assets to be “held for sale” when the transaction has been approved by the Board of Directors of Boston Properties, Inc., or a committee thereof, and there are no known significant contingencies relating to the sale, such that the property sale within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets.

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and held available for occupancy and capitalization

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

must cease involves a degree of judgement. The Company’s capitalization policy on development properties is guided by SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion(s) substantially completed and occupied or held available for occupancy, and capitalizes only those costs associated with the portion(s) under construction. Interest costs capitalized for the years ended December 31, 2005, 2004 and 2003 were $5.7 million, $10.8 million and $19.2 million, respectively. Salaries and related costs capitalized for the years ended December 31, 2005, 2004 and 2003 were $3.9 million, $4.4 million and $3.7 million, respectively.

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

Investments in Securities

The Company accounts for investments in securities of publicly traded companies in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Investments.” Investments in securities of non-publicly traded companies are recorded at cost, as they are not considered marketable under SFAS No. 115. At December 31, 2005 and 2004, the Company had insignificant investments in securities.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tenant and other receivables

Tenant and other accounts receivable, other than accrued rents receivable, are expected to be collected within one year.

Deferred Charges

Deferred charges include leasing costs and financing fees. Leasing costs include an allocation for acquired intangible in-place lease values and direct and incremental fees and costs incurred in the successful negotiation of leases, including brokerage, legal, internal leasing employee salaries and other costs which have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Internal leasing salaries and related costs capitalized for the years ended December 31, 2005, 2004 and 2003 were $2.0 million, $1.5 million and $1.3 million, respectively. External fees and costs incurred to obtain long-term financing have been deferred and are being amortized over the terms of the respective loans on a basis that approximates the effective interest method and are included with interest expense. Unamortized financing and leasing costs are charged to expense upon the early repayment or significant modification of the financing or upon the early termination of the lease, respectively. Fully amortized deferred charges are removed from the books upon the expiration of the lease or maturity of the debt.

Investments in Unconsolidated Joint Ventures

Except for ownership interests in a variable interest entity, the Company accounts for its investments in joint ventures under the equity method of accounting because it exercises significant influence over, but does not control, these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over the life of the related asset. Under the equity method of accounting, the net equity investment of the Company is reflected within the Consolidated Balance Sheets, and the Company’s share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses, however, the Company’s recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. For ownership interests in variable interest entities, the Company consolidates those in which it is the primary beneficiary.

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

Revenue Recognition

Base rental revenue is reported on a straight-line basis over the terms of the respective leases. The impact of the straight-line rent adjustment increased revenue by approximately $66.0 million, $61.3 million and $48.5 million for the years ended December 31, 2005, 2004 and 2003, respectively, as the revenue recorded exceeded amounts billed. In accordance with SFAS No. 141, the Company recognizes rental revenue of acquired in-place

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“above-” and “below-market” leases at their fair values over the terms of the respective leases. Accrued rental income, as reported on the Consolidated Balance Sheets, represents rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements. The Company maintains an allowance against accrued rental income for future potential tenant credit losses. The credit assessment is based on the estimated accrued rental income that is recoverable over the term of the lease. The Company also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or geographic specific credit considerations. If the Company’s estimates of collectibility differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The credit risk is mitigated by the high quality of the Company’s existing tenant base, reviews of prospective tenant’s risk profiles prior to lease execution and continual monitoring of the Company’s portfolio to identify potential problem tenants.

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

The Company receives management and development fees from third parties. Management fees are recorded and earned based on a percentage of collected rents at the properties under management, and not on a straight-line basis, because such fees are contingent upon the collection of rents. The Company reviews each development agreement and records development fees on a straight-line basis or percentage of completion depending on the risk associated with each project. Profit on development fees earned from joint venture projects is recognized as revenue to the extent of the third party partners’ ownership interest.

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

Interest Expense and Interest Rate Protection Agreements

From time to time, the Company enters into interest rate protection agreements to reduce the impact of changes in interest rates on its variable rate debt or in anticipation of issuing fixed rate debt. The fair value of these agreements is reflected on the Consolidated Balance Sheets. Changes in the fair value of these agreements would be recorded in the Consolidated Statements of Operations if the agreements were not effective for accounting purposes.

Earnings Per Common Unit

Basic earnings per common unit is computed by dividing net income available to common unitholders, as adjusted for unallocated earnings (if any) of certain securities issued by the Company, by the weighted average

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

number of shares of common units (including redeemable common units) outstanding during the year. Diluted earnings per common unit reflects the potential dilution that could occur from units issuable under Boston Properties, Inc.’s stock-based compensation plans, including upon the exercise of stock options, and conversion of preferred units in the Company.

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

In January 2002, the Company formed a taxable REIT subsidiary (“TRS”), IXP, Inc. (IXP) which acts as a captive insurance company and is one of the elements of its overall insurance program. The accounts of IXP are consolidated within the Company. IXP is a captive TRS that is subject to tax at the federal and state level. Accordingly, the Company has recorded a tax provision in the Company’s Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003.

Effective July 1, 2002, the Company restructured the leases with respect to its ownership of the three hotel properties by forming a TRS. The hotel TRS, a wholly owned subsidiary of the Company, is the lessee pursuant to leases for each of the hotel properties. As lessor, the Company is entitled to a percentage of gross receipts from the hotel properties. Marriott International, Inc. continues to manage the hotel properties under the Marriott® name and under terms of the existing management agreements. In connection with the restructuring, the revenue and expenses of the hotel properties are being reflected in the Company’s Consolidated Statements of Operations. The hotel TRS is subject to tax at the federal and state level and, accordingly, the Company has recorded a tax provision in the Company’s Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003.

The net difference between the tax basis and the reported amounts of the Company’s assets and liabilities is approximately $1.5 billion as of December 31, 2005 and 2004.

Certain entities included in the Company’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following reconciles GAAP net income to taxable income:

	For the year ended December 31,
	2005	2004	2003
	(in thousands)
Net income before preferred distributions and allocation of undistributed earnings	$561,568	$361,933	$473,301
Straight-line rent adjustments	(65,563)	(62,302)	(47,364)
Book/Tax differences from depreciation and amortization	74,108	58,721	40,930
Book/Tax differences on gains/losses from capital transactions	61,608	(23,086)	(164,954)
Other book/tax differences, net	(59,543)	(88,779)	(41,114)

Taxable income	$572,178	$246,487	$260,799

Stock-based employee compensation plan

At December 31, 2005, Boston Properties, Inc. has stock-based employee compensation plans. Effective January 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” using the modified prospective application method for stock compensation awards. In addition, effective January 1, 2005, the Company adopted early SFAS No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment,” which revised the fair value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In 2003, Boston Properties, Inc. transitioned to granting restricted stock and/or LTIP Units, as opposed to granting stock options, as its primary vehicle for employee equity compensation under its stock-based employee compensation plan. The Company had previously accounted for its stock-based employee compensation plans under the recognition and measurement principles of the Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. All outstanding options had an exercise price equal to the market value of the underlying common stock on the date of grant, and all outstanding options are currently exercisable. As a result, the following table only illustrates the effect on net income available to common unitholders and earnings per common unit if the Company had applied the fair value recognition provisions to stock-based employee compensation for the years ended December 31, 2004 and 2003.

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except for per unit amounts)
Net income available to common unitholders	$534,788	$344,800	$442,136
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	—	(1,807)	(6,626)

Pro forma net income available to common unitholders	$534,788	$342,993	$435,510

Earnings per common unit:
Basic—as reported	$4.02	$2.69	$3.74

Basic—pro forma	$4.02	$2.67	$3.69

Diluted—as reported	$3.96	$2.64	$3.69

Diluted—pro forma	$3.96	$2.63	$3.64

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

3.	Real Estate

Real estate consisted of the following at December 31 (in thousands):

	2005	2004
Land	$1,812,492	$1,879,247
Land held for future development	244,740	218,401
Buildings and improvements	6,105,674	6,466,726
Tenant improvements	636,931	537,917
Furniture, fixtures and equipment	24,363	34,590
Development in process	177,576	35,063

Total	9,001,776	9,171,944
Less: Accumulated depreciation	(1,259,099)	(1,139,778)

	$7,742,677	$8,032,166

Acquisitions

On December 30, 2005, the Company acquired Prospect Place, a Class A office property with approximately 297,000 net rentable square feet located in Waltham, Massachusetts, at a purchase price of approximately $62.8 million. The acquisition was financed with available cash.

Dispositions

On February 23, 2005, the Company sold a parcel of land at the Prudential Center located in Boston, Massachusetts for a net sale price of approximately $31.5 million and an additional obligation of the buyer to fund an estimated $18.6 million of future costs at the Prudential Center (of which approximately $18.5 million has been received as of December 31, 2005) for aggregate proceeds of $50.1 million. Due to the structure of the transaction and certain continuing involvement provisions related to the development of the property, this transaction does not qualify as a sale for financial reporting purposes and has been accounted for as a financing transaction. Under the financing method, the cost of real estate and other assets totaling approximately $46.0 million continues to be reflected within the accompanying Consolidated Balance Sheets and the cash received from the buyer totaling approximately $50.0 million has been recorded in “Other liabilities” within the accompanying Consolidated Balance Sheets. At such time as the continuing involvement provisions expire or otherwise are terminated, the Company will record the transaction as a sale for financial reporting purposes and the gain on sale will be recognized in accordance with the provisions of SFAS No. 66 “Accounting for Sales of Real Estate.”

On February 28, 2005, the Company sold Decoverly Four and Five, consisting of two undeveloped land parcels located in Rockville, Maryland for net cash proceeds of approximately $5.3 million, resulting in a gain on sale of approximately $1.4 million.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 20, 2005, the Company sold the Old Federal Reserve, a Class A office property totaling approximately 150,000 net rentable square feet located in San Francisco, California, at a sale price of approximately $46.8 million. Net cash proceeds totaled approximately $45.9 million, resulting in a gain on sale of approximately $10.7 million. This property has been categorized as discontinued operations in the accompanying Consolidated Statements of Operations (See Note 19).

On May 12, 2005, the Company sold 100 East Pratt Street, a 639,000 net rentable square foot Class A office property located in Baltimore, Maryland, for approximately $207.5 million. Net cash proceeds totaled approximately $92.8 million after the repayment of mortgage indebtedness of $84.0 million, a prepayment penalty of approximately $6.5 million and unfunded tenant obligations and other closing costs totaling $24.2 million, resulting in a gain on sale of approximately $56.1 million. Due to the Company’s continuing involvement through an agreement with the buyer to manage the property for a fee after the sale, this property has not been categorized as discontinued operations in the accompanying Consolidated Statements of Operations (See Note 19).

On May 16, 2005, the Company sold Riverfront Plaza, a 910,000 net rentable square foot Class A office property located in Richmond, Virginia, for approximately $247.1 million. Net proceeds totaled approximately $129.9 million after the repayment of mortgage indebtedness of $104.0 million, a prepayment penalty of approximately $4.3 million and unfunded tenant obligations and other closing costs totaling $8.9 million, resulting in a gain on sale of approximately $70.8 million. Due to the Company’s continuing involvement through an agreement with the buyer to manage the property for a fee after the sale, this property has not been categorized as discontinued operations in the accompanying Consolidated Statements of Operations (See Note 19).

On November 4, 2005, the Company sold the Residence Inn by Marriott®, a 221-room extended-stay hotel property located in Cambridge, Massachusetts, for approximately $68.0 million. Net cash proceeds totaled approximately $67.1 million, resulting in a gain on sale of approximately $40.3 million. This property has been categorized as discontinued operations in the accompanying Consolidated Statements of Operations (See Note 19).

On November 7, 2005, the Company sold 40-46 Harvard Street, an industrial property totaling approximately 152,000 net rentable square feet located in Westwood, Massachusetts, for approximately $7.8 million. Net cash proceeds totaled approximately $7.5 million, resulting in a gain on sale of approximately $7.0 million. This property has been categorized as discontinued operations in the accompanying Consolidated Statements of Operations (See Note 19).

On December 14, 2005, the Company sold Embarcadero Center West Tower, a Class A office property with approximately 475,000 net rentable square feet located in San Francisco, California, for approximately $205.8 million. Net cash proceeds totaled $195.2 million after customary closing costs, transaction-related expenses and unfunded tenant obligations totaling approximately $10.6 million, resulting in a gain on sale of approximately $60.1 million. The transaction-related expenses consisted of approximately $6.6 million of tax reimbursement and gross-up obligations due to the contributors of the property pursuant to the related tax protection agreement. Due to the Company’s continuing involvement through an agreement with the buyer to manage the property for a fee after the sale, this property has not been categorized as discontinued operations in the accompanying Consolidated Statements of Operations (See Note 19).

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Deferred Charges

Deferred charges consisted of the following at December 31 (in thousands):

	2005	2004
Leasing costs	$302,173	$294,405
Financing costs	79,032	95,244

	381,205	389,649
Less: Accumulated amortization	(138,545)	(134,699)

	$242,660	$254,950

5.	Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consists of the following at December 31, 2005:

Entity	Properties	Nominal % Ownership

Square 407 Limited Partnership	Market Square North	50.0%

The Metropolitan Square Associates LLC	Metropolitan Square	51.0	%(1)

BP/CRF 265 Franklin Street Holdings LLC	265 Franklin Street	35.0%

BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(2)

KEG Associates I, LLC	505 9th Street	50.0	%(3)

Wisconsin Place Entities	Wisconsin Place	23.9	%(3)(4)

Boston Properties Office Value-Added Fund, L.P.	Worldgate Plaza and 300 Billerica Road	25.0	%(2)

(1)	This joint venture is accounted for under the equity method due to participatory rights of the outside partner.
(2)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(3)	The property is not in operation (i.e., under construction).
(4)	Represents the Company’s effective ownership interest. The Company has a 66.67%, 5% and 0% interest in the office, retail and residential joint venture entities, respectively, which each own a 33.33% interest in the entity developing and owning the land and infrastructure of the project.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

On March 8, 2005, the Company entered into the 505 9th Street joint venture with an unrelated third party to develop a build-to-suit Class A office building totaling 323,000 net rentable square feet at 505 9th Street in Washington, D.C. The joint venture partner contributed the land for a 50% interest. The joint venture subsequently entered into a 15-year lease with a law firm to occupy 230,000 net rentable square feet of the building. On September 26, 2005, the joint venture commenced construction on the project. In conjunction with the commencement of construction, the Company issued 253,860 OP Units and cash of approximately $4.9 million to the owners of its joint venture partner as consideration for the Company’s 50% interest in the joint venture.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On January 1, 2005, the Company placed-in-service 901 New York Avenue, a 539,000 net rentable square foot Class A office property located in Washington, D.C., in which the Company has a 25% interest.

On December 9, 2005, the Company withdrew as a member of the New Jersey & H Street LLC joint venture. The Company no longer has an interest in the joint venture and its initial capital contribution of approximately $3.0 million was returned to the Company.

On December 14, 2005, the joint venture entity that is developing 505 9th Street in Washington, D.C. closed on a collateralized, construction-to-permanent financing totaling $95.0 million. The construction financing is comprised of a $60.0 million loan commitment, which bears interest at a fixed rate of 5.73% per annum, and a $35.0 million loan commitment, which bears interest at a variable rate equal to LIBOR plus 1.25% per annum. The construction financing converts to a ten-year fixed rate loan in October 2007, subject to the satisfaction of certain operating performance and financial measures, at an interest rate of 5.73% per annum with a provision for an increase in the borrowing capacity by $35.0 million (which would bring the total available financing to $130.0 million).

On December 20, 2005, the Company’s Value-Added Fund acquired 300 Billerica Road, a 111,000 net rentable square foot office property located in Chelmsford, Massachusetts, at a purchase price of approximately $10.0 million. The acquisition was financed with new mortgage indebtedness totaling $7.5 million and approximately $2.5 million in cash, of which the Company’s share was approximately $0.6 million. The mortgage financing bears interest at a fixed rate of 5.69% per annum and matures on January 1, 2016.

The combined summarized financial information of the unconsolidated joint ventures is as follows (in thousands):

	December 31,
Balance Sheets	2005	2004
Real estate and development in process, net	$733,908	$639,257
Other assets	67,654	86,756

Total assets	$801,562	$726,013

Mortgage and Notes payable (1)	$587,727	$531,492
Other liabilities	18,717	10,535
Members’/Partners’ equity	195,118	183,986

Total liabilities and members’/partners’ equity	$801,562	$726,013

Company’s share of equity	$87,489	$78,177
Basis differential (2)	2,718	2,778

Carrying value of the Company’s investments in unconsolidated joint ventures	$90,207	$80,955

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The Company and its partner in the 901 New York Avenue venture had agreed to guarantee up to $3.0 million and $9.0 million, respectively, of mortgage financing on behalf of the joint venture entity. The joint venture partner had pledged cash for its $9.0 million guarantee. The guarantees were released by the lender in April 2005.

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

(2)	This amount represents the aggregate difference between the Company’s historical cost basis reflected and the basis reflected at the joint venture level, which is typically amortized over the life of the related asset. Basis differentials occur primarily upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

Statements of Operations	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Total revenue	$96,189	$66,755	$89,027
Expenses
Operating	31,354	21,241	27,212
Interest	32,469	21,821	29,510
Depreciation and amortization	22,354	14,928	18,082

Total expenses	86,177	57,990	74,804

Net income	$10,012	$8,765	$14,223

Company’s share of net income	$4,829	$3,380	$6,016

6.	Mortgage Notes Payable

The Company had outstanding mortgage notes payable totaling approximately $3.3 billion and $3.5 billion as of December 31, 2005 and 2004, respectively, each collateralized by one or more buildings and related land included in real estate assets. The mortgage notes payable are generally due in monthly installments and mature at various dates through August 1, 2021.

Fixed rate mortgage notes payable totaled approximately $2.5 billion and $3.1 billion at December 31, 2005 and 2004, respectively, with interest rates ranging from 5.55% to 8.59% (averaging 7.15% and 7.00% at December 31, 2005 and 2004, respectively).

Variable rate mortgage notes payable (including construction loans payable) totaled approximately $816.1 million and $423.8 million at December 31, 2005 and 2004, respectively, with interest rates ranging from 0.32% to 1.65% above the London Interbank Offered Rate (“LIBOR”) in 2005 and ranging from 0.90% to 1.00% above LIBOR in 2004. As of December 31, 2005 and 2004, the LIBOR rate was 4.39% and 2.40%, respectively.

On February 17, 2005, the Company obtained construction financing of up to $47.2 million collateralized by the Capital Gallery property in Washington, D.C. Capital Gallery is a Class A office property currently totaling approximately 397,000 net rentable square feet. The purpose of the financing is to fund a portion of the cost of an expansion project at the property. The expansion project entails removing a three-story low-rise section of the

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

property comprised of 100,000 net rentable square feet from in-service status and redeveloping it into a ten-story office building. Upon completion, the total complex size will approximate 610,000 net rentable square feet. The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures in February 2008. At December 31, 2005, the outstanding balance on the construction loan facility was $17.2 million. The construction financing is provided by the same lender as the existing mortgage loan collateralized by the property, which, at December 31, 2005, had an outstanding principal balance of approximately $50.7 million and bears interest at a fixed rate equal to 8.24% per annum with a maturity in August 2006. The agreement with the lender provides an extension provision for the existing mortgage loan to coincide with the February 2008 maturity date of the construction financing.

On April 12, 2005, the Company obtained construction financing of up to $125.0 million collateralized by its Seven Cambridge Center development project located in Cambridge, Massachusetts. Seven Cambridge Center is a fully-leased, build-to-suit project with approximately 231,000 net rentable square feet of office, research laboratory and retail space plus parking for approximately 800 cars. The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum and matures in April 2007 with a one-year extension option. At December 31, 2005, the outstanding balance on the construction loan facility was $98.9 million.

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

On May 12, 2005, the Company modified its $83.8 million mortgage loan collateralized by 601 and 651 Gateway Boulevard located in South San Francisco, California. The loan required monthly payments equal to the net cash flow from the property which was allocated first to interest based on a rate of 3.50% per annum with the remainder applied to principal. The loan was scheduled to mature in September 2006 with an option held by the lender, subject to certain conditions, to extend the term to October 2010. If extended, the loan was to require payments of principal and interest at a fixed interest rate of 8.00% per annum based on a 27-year amortization period. The loan provided for the payment of contingent interest up to a maximum of $10.8 million, under certain circumstances, during the extension period. The modified mortgage loan of $83.8 million matured on December 31, 2005 and continued to require monthly payments equal to the net cash flow from the property, which were allocated first to interest based on a rate of 3.50% per annum with the remainder applied to principal, through the end of the term, with a balloon payment due at maturity. In addition, the Company had guaranteed the repayment of the mortgage loan. The Company had not recognized any gain or loss as a result of the modification, and had accounted for the modified terms prospectively. On December 30, 2005, the Company repaid at maturity the outstanding balance on the mortgage loan totaling approximately $85.7 million.

In connection with the sale of 100 East Pratt Street on May 12, 2005, the Company repaid the mortgage loans collateralized by the property totaling approximately $84.0 million. During the year ended December 31, 2005, the Company recognized a loss from early extinguishment of debt totaling approximately $6.7 million, consisting of prepayment fees of approximately $6.5 million and the write-off of unamortized deferred financing costs of approximately $0.2 million. The mortgage loans bore interest at a fixed rate of 6.73% per annum and were scheduled to mature in November 2008.

In connection with the sale of Riverfront Plaza on May 16, 2005, the Company repaid the mortgage loan collateralized by the property totaling approximately $104.0 million. During the year ended December 31, 2005,

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company recognized a loss from early extinguishment of debt totaling approximately $4.3 million, consisting of a prepayment fee. The mortgage loan bore interest at a fixed rate of 6.61% per annum and was scheduled to mature in February 2008.

On June 21, 2005, the Company refinanced its construction loan facility collateralized by Times Square Tower located in New York City. The original construction loan facility totaled $475.0 million and was comprised of two tranches. The first tranche consisted of a $300.0 million loan commitment bearing interest at LIBOR plus 0.90% per annum and maturing in January 2006. The first tranche included a provision for a one-year extension at the option of the Company. The second tranche consisted of a $175.0 million term loan bearing interest at LIBOR plus 1.00% per annum and maturing in January 2007. On June 21, 2005, the outstanding balance under the construction loan facility was $448.4 million. During the year ended December 31, 2005, the Company recognized a loss from early extinguishment of debt totaling approximately $1.8 million, consisting of the write-off of unamortized deferred financing costs. The new mortgage loan totaling $475.0 million bears interest at a variable rate equal to LIBOR plus 0.50% per annum and matures on July 9, 2008. The new mortgage loan includes provisions for two one-year extensions at the option of the Company. In addition, the Company entered into an agreement to cap the interest rate at 10.5% per annum.

On July 19, 2005, the Company refinanced at maturity its mortgage loan collateralized by 599 Lexington Avenue located in New York City. The mortgage loan totaling $225.0 million bore interest at a fixed rate of 7.00% per annum. The mortgage loan was refinanced through a $225.0 million secured draw from the Company’s revolving credit facility.

On October 4, 2005, the Company repaid the mortgage loan collateralized by its Embarcadero Center West Tower property located in San Francisco, California totaling approximately $90.7 million using approximately $72.7 million of available cash and $18.0 million drawn under the Company’s Unsecured Line of Credit. There was no prepayment penalty associated with the repayment. The mortgage loan bore interest at a fixed rate of 6.50% per annum and was scheduled to mature on January 1, 2006.

During 2005, the Company entered into forward-starting interest rate swap contracts which fix the ten-year treasury rate for a financing in February 2007 at a weighted-average rate of 4.34% per annum on notional amounts aggregating $500.0 million. The swaps go into effect in February 2007 and expire in February 2017. The Company entered into the interest rate swap contracts designated and qualifying as a cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the Treasury rate in contemplation of obtaining ten-year fixed-rate financing in early 2007. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments. The Company has formally documented all of its relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also assesses and documents, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. All components of the forward-starting interest rate swap contracts were included in the assessment of hedge effectiveness. At December 31, 2005, derivatives with a fair value of $6.2 million were included in Prepaid Expenses and Other Assets and derivatives with a fair value of $0.2 million were included in Other Liabilities within the Company’s Consolidated Balance Sheets. The Company has recorded the changes in fair value of the swap contracts related to the effective portion of the interest rate contracts totaling approximately $6.0 million in Accumulated Other Comprehensive Income (Loss) within the Company’s Consolidated Balance Sheets. The amount of hedge ineffectiveness was not material. The accumulated comprehensive income (loss) will be reclassified to interest expense over the term of the forecasted fixed-rate debt. The Company does not expect to

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reclassify any amounts recorded within accumulated other comprehensive income (loss) relating to the forward-starting interest rate swap contracts within the next twelve months.

Four mortgage loans totaling $250.6 million and $257.3 million at December 31, 2005 and 2004, respectively, have been accounted for at their fair values on the date the mortgage loans were assumed. The impact of using this accounting method decreased interest expense by $3.2 million, $2.7 million and $1.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. The cumulative liability related to these accounting methods was $20.8 million and $24.1 million at December 31, 2005 and 2004, respectively, and is included in mortgage notes payable.

Combined aggregate principal payments of mortgage notes payable at December 31, 2005 are as follows:

(in thousands)
2006	$147,730
2007	505,236
2008	1,276,323
2009	188,278
2010	134,778
Thereafter	1,044,847

Total	$3,297,192

7.	Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of December 31, 2005 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate (1)	Principal Amount	Maturity Date (2)
10 Year Unsecured Senior Notes	6.250%	6.296%	$750,000	01/15/13
10 Year Unsecured Senior Notes	6.250%	6.280%	175,000	01/15/13
12 Year Unsecured Senior Notes	5.625%	5.636%	300,000	04/15/15
12 Year Unsecured Senior Notes	5.000%	5.075%	250,000	06/01/15

Total principal			1,475,000
Net discount			(3,938)

Total			$1,471,062

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At December 31, 2005 and 2004, the Company was in compliance with each of these financial restrictions and requirements.

8.	Unsecured Line of Credit

On May 19, 2005, the Company modified its $605.0 million unsecured revolving credit facility (the “Unsecured Line of Credit”) by extending the maturity date from January 17, 2006 to October 30, 2007, with a

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provision for a one-year extension at the option of the Company, subject to certain conditions, and by reducing the per annum variable interest rate on outstanding balances from Eurodollar plus 0.70% to Eurodollar plus 0.65% per annum. Under the Unsecured Line of Credit, a facility fee equal to 15 basis points per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in the Company’s unsecured debt ratings. The Unsecured Line of Credit involves a syndicate of lenders. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a reduced Eurodollar rate. For those lenders that participated in both the original facility and the modified facility, the initial direct debt issuance costs and the costs incurred with the modification are being amortized over the new term of the facility. For the lender that did not participate in the modification, the Company has reflected the write-off of the unamortized initial direct debt issuance costs as an extinguishment of debt, which did not have a significant impact on the Company’s Consolidated Financial Statements. The Company had an outstanding balance on the Unsecured Line of Credit of $283.0 million at December 31, 2005, of which $225.0 million is collateralized by the Company’s 599 Lexington Avenue property and therefore is included in Mortgage Notes Payable in the Company’s Consolidated Balance Sheets. There was no outstanding balance at December 31, 2004. The weighted-average balance outstanding was approximately $107.3 million (including the $225.0 million collateralized by 599 Lexington Avenue) and $19.0 million during the year ended December 31, 2005 and 2004, respectively. The weighted-average interest rate on amounts outstanding was approximately 4.32% and 1.83% during the year ended December 31, 2005 and 2004, respectively.

The terms of the Unsecured Line of Credit require that the Company maintain a number of customary financial and other covenants on an ongoing basis, including: (1) a leverage ratio not to exceed 60%, however for a single period of not more than five consecutive quarters the leverage ratio can exceed 60% (but may not exceed 65%), (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured leverage ratio not to exceed 60%, (5) a minimum net worth requirement, (6) an unsecured interest coverage ratio of at least 1.75 and (7) limitations on permitted investments, development, partially owned entities, business outside of commercial real estate and commercial non-office properties. At December 31, 2005 and 2004, the Company was in compliance with each of these financial and other covenant requirements.

9.	Commitments and Contingencies

General

In the normal course of business, the Company guarantees its performance of services or indemnifies third parties against its negligence.

The Company has letter of credit and performance obligations of approximately $15.5 million related to lender and development requirements.

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

The Company’s agreement for its Citigroup Center consolidated joint venture includes a provision whereby, after a certain specified time, the joint venture partner has the right to initiate a purchase or sale of its interest in

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the joint venture. Under this provision, the Company is compelled to purchase, at fair value, the joint venture partner’s interest. Certain of the Company’s other joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. Under these other provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

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

Some potential losses are not covered by insurance

The Company carries insurance coverage on its properties of types and in amounts and with deductibles that it believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act, or TRIA, was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) through December 31, 2004, which date was extended to December 31, 2005 by the United States Department of Treasury on June 18, 2004 and which date was further extended to December 31, 2007 by the Terrorism Risk Insurance Extension Act of 2005 (the “TRIA Extension Act”). TRIA expires on December 31, 2007, and the Company cannot currently anticipate whether it will be extended. Effective as of March 1, 2006, the Company’s property insurance program per occurrence limits were decreased from $1 billion to $800 million, including coverage for both “certified” and “non-certified” acts of terrorism by TRIA. The amount of such insurance available in the market has decreased because of the natural disasters which occurred during 2005. The Company also carries nuclear, biological and chemical terrorism insurance coverage (“NBC Coverage”) for “certified” acts of terrorism as defined by TRIA, which is provided by IXP, Inc. as a direct insurer. Effective as of March 1, 2006, the Company extended the NBC Coverage to March 1, 2007, excluding the Company’s Value-Added Fund properties. Effective as of March 1, 2006, the per occurrence limit for NBC Coverage was decreased from $1 billion to $800 million. Under TRIA, after the payment of the required deductible and coinsurance the NBC Coverage is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger”. Under the TRIA Extension Act (a) the program trigger is $5 million through March 31, 2006, $50 million from April 1, 2006 through December 31, 2006 and $100 million from January 1, 2007 through December 31, 2007 and (b) the coinsurance is 10% through December 31, 2006 and 15% through December 31, 2007. The Company may elect to terminate the NBC Coverage when the program trigger increases on January 1, 2007, if there is a change in its portfolio or for any other reason. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance and maintain insurance in amounts and on terms that are commercially reasonable.

The Company also currently carries earthquake insurance on its properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that the Company believes are commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, the Company currently carries earthquake insurance which covers its San Francisco portfolio with a $120 million per occurrence limit and a $120 million aggregate limit, $20 million of which is provided by IXP, Inc., as a direct insurer. The amount of the Company’s earthquake insurance coverage may not be sufficient to cover losses from earthquakes. As a result of increased costs of coverage and limited availability,

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the amount of third-party earthquake insurance that the Company may be able to purchase on commercially reasonable terms may be reduced. In addition, the Company may discontinue earthquake insurance on some or all of its properties in the future if the premiums exceed the Company’s estimation of the value of the coverage.

In January 2002, the Company formed a wholly-owned taxable REIT subsidiary, IXP, Inc., or IXP, to act as a captive insurance company and be one of the elements of the Company’s overall insurance program. IXP acts as a direct insurer with respect to a portion of the Company’s earthquake insurance coverage for its Greater San Francisco properties and the Company’s NBC Coverage for “certified acts of terrorism” under TRIA. Insofar as the Company owns IXP, it is responsible for its liquidity and capital resources, and the accounts of IXP are part of the Company’s consolidated financial statements. In particular, if a loss occurs which is covered by the Company’s NBC Coverage but is less than the applicable program trigger under TRIA, IXP would be responsible for the full amount of the loss without any backstop by the Federal Government. If the Company experiences a loss and IXP is required to pay under its insurance policy, the Company would ultimately record the loss to the extent of IXP’s required payment. Therefore, insurance coverage provided by IXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

The Company continues to monitor the state of the insurance market in general, and the scope and costs of coverage for acts of terrorism in particular, but the Company cannot anticipate what coverage will be available on commercially reasonable terms in future policy years. There are other types of losses, such as from wars or the presence of mold at the Company’s properties, for which the Company cannot obtain insurance at all or at a reasonable cost. With respect to such losses and losses from acts of terrorism, earthquakes or other catastrophic events, if the Company experiences a loss that is uninsured or that exceeds policy limits, the Company could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties. Depending on the specific circumstances of each affected property, it is possible that the Company could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect the Company’s business and financial condition and results of operations.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Tax Protection Obligations

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

In connection with the acquisition or contribution of 26 properties, the Company entered into similar agreements for the benefit of the selling or contributing parties which specifically state that until specified dates ranging from November 2006 to April 2016, or such time as the contributors do not hold at least a specified percentage of the OP Units owned by such person following the contribution of the properties, the Company will not sell or otherwise transfer the properties in a taxable transaction. If the Company does sell or transfer the properties in a taxable transaction, it would be liable to the contributors for contractual damages.

10.	Minority Interests in Property Partnerships

The minority interests in property partnerships consist of the outside equity interest in the ventures that own Citigroup Center and the Office Entity at Wisconsin Place. These ventures are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in the ventures that are not owned by the Company, totaling approximately $18.0 million and $26.9 million at December 31, 2005 and 2004, respectively, are included in Minority Interests in Property Partnerships on the accompanying Consolidated Balance Sheets. The minority interest holder’s share of income for Citigroup Center is reflective of the Company’s preferential return on and of its capital.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Redeemable Partnership Units

The following table reflects the activity for redeemable partnership units for the years ended December 31, 2005, 2004 and 2003:

Balance at December 31, 2002	$1,105,561
Net income	104,283
Distributions	(74,145)
Conversion of redeemable partnership units	(5,045)
Adjustments to reflect redeemable partnership units at redemption value	288,706

Balance at December 31, 2003	1,419,360

Contributions	8,120
Net income	75,852
Distributions	(70,209)
Conversion of redeemable partnership units	(56,843)
Unearned compensation	(6,379)
Adjustments to reflect redeemable partnership units at redemption value	381,324

Balance at December 31, 2004	1,751,225

Contributions	24,670
Net income	113,738
Distributions	(137,565)
Conversion of redeemable partnership units	(24,499)
Unearned compensation	(6,282)
Adjustments to reflect redeemable partnership units at redemption value	251,753

Balance at December 31, 2005	$1,973,040

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

Preferred Units

The Preferred Units at December 31, 2005 and 2004, consist of 3,701,335 and 4,082,335 Series Two Preferred Units, respectively, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) an increasing rate, ranging from 5.00% to 7.00% per annum (7.00% for the years ended December 31, 2005, 2004 and 2003) on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). Distributions to holders of Preferred Units are recognized on a straight-line basis that approximates the effective interest method.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2005 and 2004, 381,000 and 1,318,327 Series Two Preferred Units were converted to OP Units, respectively. The OP Units were subsequently presented by the holders for redemption and were redeemed by Boston Properties, Inc., as general partner of the Company, in exchange for an equal number of shares of Common Stock of Boston Properties, Inc.

Due to the redemption option and the conversion option existing outside the control of the Company, such Preferred Units are not included in Partners’ Capital and are reflected in the consolidated balance sheets at an amount equivalent to the value of such units had such units been redeemed at December 31, 2005 and 2004. Included in preferred distributions and allocation of undistributed earnings in the Consolidated Statements of Operations is accretion of approximately $1.7 million, $2.0 million and $2.4 million for the years ended December 31, 2005, 2004 and 2003, respectively, which represents the accretion of Preferred Units from the value at issuance to the liquidation value.

On July 21, 2005, Boston Properties, Inc., as general partner of the Company, declared a special cash distribution on the OP Units and LTIP Units in the amount of $2.50 per unit which was paid on October 31, 2005 to unitholders of record as of the close of business on September 30, 2005. The special cash distribution was in addition to the regular quarterly distributions of $0.65, $0.68, $0.68 and $0.68 per unit which were declared by Boston Properties, Inc., as general partner of the Company, during the year ended December 31, 2005.

Holders of Series Two Preferred Units participated in the special cash distribution on an as-converted basis in connection with their regular February 2006 distribution payment as provided for in the Company’s partnership agreement. As a result, the Company accrued approximately $12.1 million related to the special cash distribution payable to holders of the Series Two Preferred Units and allocated earnings to the Series Two Preferred Units of approximately $12.1 million, which amount has been reflected in Preferred Distributions and Allocation of Undistributed Earnings within the Consolidated Statements of Operations for the year ended December 31, 2005.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Partners’ Capital

The following table presents the changes in the issued and outstanding partners’ capital units since January 1, 2003

	General Partner Units	Limited Partner Units	Total Partners’ Capital Units
Outstanding at January 1, 2003	1,158,372	94,204,618	95,362,990
Units issued to Boston Properties, Inc. related to Common Stock issued for the conversion of Preferred Units	2,555	151,361	153,916
Units issued to Boston Properties, Inc. related to Common Stock issued under the Employee Stock Purchase Plan	206	12,177	12,383
Units issued to Boston Properties, Inc. related to Common Stock issued under the Restricted Stock Award Plan	2,932	173,744	176,676
Units issued to Boston Properties, Inc. related to Common Stock issued for stock option exercises	40,711	2,412,080	2,452,791
Units issued to Boston Properties, Inc. related to Common Stock issued in exchange for OP Units	1,185	70,236	71,421

Outstanding at December 31, 2003	1,205,961	97,024,216	98,230,177

Units issued to Boston Properties, Inc. related to Common Stock issued for the completion of a public offering	53,964	5,646,036	5,700,000
Units issued to Boston Properties, Inc. related to Common Stock issued for the conversion of Preferred Units	16,379	1,713,705	1,730,084
Units issued to Boston Properties, Inc. related to Common Stock issued under the Employee Stock Purchase Plan	106	11,019	11,125
Units issued to Boston Properties, Inc. related to Common Stock issued under the Restricted Stock Award Plan	224	23,433	23,657
Units issued to Boston Properties, Inc. related to Common Stock issued for stock option exercises	36,119	3,778,955	3,815,074
Units issued to Boston Properties, Inc. related to Common Stock issued in exchange for OP Units	7,672	802,696	810,368

Outstanding at December 31, 2004	1,320,425	109,000,060	110,320,485

Units issued to Boston Properties, Inc. related to Common Stock issued for the conversion of Preferred Units	5,082	494,918	500,000
Units issued to Boston Properties, Inc. related to Common Stock issued under the Employee Stock Purchase Plan	76	7,416	7,492
Units issued to Boston Properties, Inc. related to Common Stock issued under the Stock Option and Incentive Plan	13,105	1,276,204	1,289,309
Units issued to Boston Properties, Inc. related to Common Stock issued in exchange for OP Units	4,320	420,656	424,976

Outstanding at December 31, 2005	1,343,008	111,199,254	112,542,262

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Future Minimum Rents

The Properties are leased to tenants under net operating leases with initial term expiration dates ranging from 2006 to 2029. The future minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of December 31, 2005, under non-cancelable operating leases (including leases for properties under development), which expire on various dates through 2029, are as follows:

Years Ending December 31,	(in thousands)
2006	$1,039,862
2007	998,135
2008	950,637
2009	883,165
2010	802,750
Thereafter	4,318,719

No single tenant represented more than 10.0% of the Company’s total rental revenue for the years ended December 31, 2005, 2004 and 2003.

14.	Segment Reporting

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Greater Boston, Greater Washington, D.C., Midtown Manhattan, Greater San Francisco and New Jersey. Segments by property type include: Class A Office, Office/Technical and Hotels.

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services, general and administrative expenses, interest expense, depreciation and amortization expense, net derivative losses, losses from early extinguishments of debt, minority interests in property partnerships, income from unconsolidated joint ventures, gains on sales of real estate and other assets, income from discontinued operations, gains on sales of real estate from discontinued operations, cumulative effect of a change in accounting principle and preferred distributions and allocation of undistributed earning are not included in Net Operating Income as the internal reporting addresses these items on a corporate level.

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

Information by geographic area and property type (dollars in thousands):

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2005:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A Office	$296,003	$223,085	$531,481	$198,404	$66,502	$1,315,475
Office/Technical	8,527	15,031	—	—	—	23,558
Hotels	69,277	—	—	—	—	69,277

Total	373,807	238,116	531,481	198,404	66,502	1,408,310
% of Grand Totals	26.54%	16.91%	37.74%	14.09%	4.72%	100.00%
Rental Expenses:
Class A Office	108,173	59,100	165,500	73,105	27,448	433,326
Office/Technical	1,938	3,071	—	—	—	5,009
Hotels	51,689	—	—	—	—	51,689

Total	161,800	62,171	165,500	73,105	27,448	490,024
% of Grand Totals	33.02%	12.69%	33.77%	14.92%	5.60%	100.00%

Net operating income	$212,007	$175,945	$365,981	$125,299	$39,054	$918,286

% of Grand Totals	23.09%	19.16%	39.85%	13.65%	4.25%	100.00%

For the year ended December 31, 2004:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A Office	$286,568	$240,644	$478,652	$191,422	$69,051	$1,266,337
Office/Technical	8,525	14,144	—	134	—	22,803
Hotels	66,427	—	—	—	—	66,427

Total	361,520	254,788	478,652	191,556	69,051	1,355,567
% of Grand Totals	26.67%	18.80%	35.31%	14.13%	5.09%	100.00%
Rental Expenses:
Class A Office	98,480	66,505	147,127	71,616	27,587	411,315
Office/Technical	1,997	2,979	—	36	—	5,012
Hotels	49,442	—	—	—	—	49,442

Total	149,919	69,484	147,127	71,652	27,587	465,769
% of Grand Totals	32.19%	14.92%	31.59%	15.38%	5.92%	100.00%

Net operating income	$211,601	$185,304	$331,525	$119,904	$41,464	$889,798

% of Grand Totals	23.78%	20.83%	37.25%	13.48%	4.66%	100.00%

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2003:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A Office	$277,895	$196,295	$433,875	$199,317	$70,694	$1,178,076
Office/Technical	8,603	12,937	—	1,679	—	23,219
Hotels	61,524	—	—	—	—	61,524

Total	348,022	209,232	433,875	200,996	70,694	1,262,819
% of Grand Totals	27.56%	16.57%	34.36%	15.91%	5.60%	100.00%
Rental Expenses:
Class A Office	101,240	53,727	132,492	74,787	26,376	388,622
Office/Technical	2,031	2,908	—	404	—	5,343
Hotels	46,732	—	—	—	—	46,732

Total	150,003	56,635	132,492	75,191	26,376	440,697
% of Grand Totals	34.04%	12.85%	30.06%	17.06%	5.99%	100.00%

Net operating income	$198,019	$152,597	$301,383	$125,805	$44,318	$822,122

% of Grand Totals	24.09%	18.56%	36.66%	15.30%	5.39%	100.00%

The following is a reconciliation of net operating income to net income available to common shareholders (in thousands):

	Years ended December 31,
	2005	2004	2003
Net operating income	$918,286	$889,798	$822,122
Add:
Development and management services	17,310	20,440	17,332
Interest and other	12,015	10,339	3,014
Minority interests in property partnerships	6,017	4,685	1,827
Income from unconsolidated joint ventures	4,829	3,380	6,016
Gains on sales of real estate and other assets	188,546	9,822	70,627
Gains on sales of real estate from discontinued operations	57,969	33,427	91,942
Income from discontinued operations	2,279	4,030	13,314
Less:
General and administrative	55,471	53,636	45,359
Interest expense	308,091	306,170	299,436
Depreciation and amortization	264,182	247,924	205,586
Net derivative losses	—	—	1,038
Losses from early extinguishments of debt	12,896	6,258	1,474
Cumulative effect of a change in accounting principle	5,043	—	—
Preferred distributions and allocation of undistributed earnings	26,780	17,133	31,165

Net income available to common unitholders	$534,788	$344,800	$442,136

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Earnings Per Common Unit

Earnings per common unit has been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both the net income and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income available to common unitholders by the weighted-average number of common units outstanding during the period. During 2004, the Company adopted EITF 03-6 “Participating Securities and the Two-Class Method under FASB 128” (“EITF 03-6”), which provides further guidance on the definition of participating securities. Pursuant to EITF 03-6, the Company’s Series Two Preferred Units, which are reflected as Redeemable Partnership Units in the Company’s Consolidated Balance Sheets, are considered participating securities and are included in the computation of basic and diluted earnings per common unit of the Company if the effect of applying the if-converted method is dilutive. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of the Company. Accordingly, for the reporting periods in which the Company’s net income is in excess of distributions paid on the OP Units, LTIP Units and Series Two Preferred Units, such income is allocated to the OP Units, LTIP Units and Series Two Preferred Units in proportion to their respective interests and the impact is included in the Company’s consolidated basic and diluted earnings per common unit computation. Prior periods of the Company have been restated to conform to the provisions of EITF 03-6. There were no amounts required to be allocated to the Series Two Preferred Units for the years ended December 31, 2005 and 2004. For the year ended December 31, 2003, approximately $7.6 million was allocated to the Series Two Preferred Units in excess of distributions paid during the reporting period and is included in the Company’s computation of basic and diluted earnings per common unit. Other potentially dilutive common units, and the related impact on earnings, are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 21,607,000, 21,855,000 and 21,188,000 redeemable common units for the years ended December 31, 2005, 2004 and 2003, respectively.

	For the year ended December 31, 2005 (in thousands, except for per unit amounts)
	Income (Numerator)	Units (Denominator)	Per Unit Amount
Basic Earnings:
Income available to common unitholders before discontinued operations and cumulative effect of a change in accounting principle	$479,583	132,881	$3.61
Discontinued operations	60,248	—	0.45
Cumulative effect of a change in accounting principle	(5,043)	—	(0.04)

Net income available to common unitholders	534,788	132,881	4.02
Effect of Dilutive Securities:
Stock Based Compensation	—	2,285	(0.06)

Diluted Earnings:
Net income	$534,788	135,166	$3.96

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the year ended December 31, 2004 (in thousands, except for per unit amounts)
	Income (Numerator)	Units (Denominator)	Per Unit Amount
Basic Earnings:
Income available to common unitholders before discontinued operations	$307,343	128,313	$2.40
Discontinued operations	37,457	—	0.29

Net income available to common unitholders	344,800	128,313	2.69
Effect of Dilutive Securities:
Stock Based Compensation	—	2,304	(0.05)

Diluted Earnings:
Net income	$344,800	130,617	$2.64

	For the year ended December 31, 2003 (in thousands, except for per unit amounts)
	Income (Numerator)	Units (Denominator)	Per Unit Amount
Basic Earnings:
Income available to common unitholders before discontinued operations	$336,880	118,087	$2.85
Discontinued operations	105,256	—	0.89

Net income available to common unitholders	442,136	118,087	3.74
Effect of Dilutive Securities:
Stock Based Compensation	—	1,586	(0.05)

Diluted Earnings:
Net income	$442,136	119,673	$3.69

16.	Employee Benefit Plan

Effective January 1, 1985, the predecessor of the Company adopted a 401(k) Savings Plan (the “Plan”) for its employees. Under the Plan, as amended, employees, as defined, are eligible to participate in the Plan after they have completed three months of service. Upon formation, the Company adopted the Plan and the terms of the Plan.

Effective January 1, 2000, the Company amended the Plan by increasing the Company’s matching contribution to 200% of the first 3% from 200% of the first 2% of participant’s eligible earnings contributed (utilizing earnings that are not in excess of $200,000, indexed for inflation) and by eliminating the vesting requirement. The Company’s matching contribution for the years ended December 31, 2005, 2004 and 2003 was $2.1 million, $2.2 million and $1.9 million, respectively.

Effective January 1, 2001, the Company amended the Plan to provide a supplemental retirement contribution to employees who have at least ten years of service on January 1, 2001, and who are 40 years of age or older as of January 1, 2001. The maximum supplemental retirement contribution will not exceed the annual limit on contributions established by the Internal Revenue Service. The Company will record an annual supplemental retirement credit for the benefit of each participant. The Company’s supplemental retirement contribution and credit for the years ended December 31, 2005, 2004 and 2003 was $189,000, $167,000 and $164,000, respectively.

The Company also maintains a deferred compensation plan that is designed to allow officers of the Company to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferrals. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2005 and 2004, the Company has funded approximately $4.8 million and $3.5 million, respectively, into a separate account, which is not restricted as to its use. The Company’s liability under the plan is equal to the total amount of compensation deferred by the plan participants and earnings on the deferred compensation pursuant to investments elected by the plan participants. The Company’s liability as of December 31, 2005 and 2004 was $4.8 million and $3.4 million, respectively, which are included in the accompanying Consolidated Balance Sheets.

17.	Stock Option and Incentive Plan and Stock Purchase Plan

Boston Properties, Inc. has established a stock option and incentive plan for the purpose of attracting and retaining qualified employees and rewarding them for superior performance in achieving the Company’s business goals and enhancing stockholder value.

Under the plan, the number of shares of Common Stock available for issuance is 14,699,162 shares plus as of the first day of each calendar quarter after January 1, 2000, 9.5% of any net increase since the first day of the preceding calendar quarter in the total number of shares of Common Stock outstanding, on a fully converted basis (excluding Preferred Stock). At December 31, 2005, the number of shares available for issuance under the plan was 4,173,728.

Options granted under the plan became exercisable over a two-, three- or five-year period and have terms of ten years, as determined at the time of the grant. All options were granted at the fair market value of Boston Properties, Inc.’s Common Stock at the dates of grant. All outstanding options vested on January 17, 2005.

Boston Properties, Inc. issued 12,317, 32,585 and 175,303 shares of restricted stock and the Company issued 211,408, 166,430 and 3,408 LTIP Units under the plan during the years ended December 31, 2005, 2004 and 2003, respectively. The shares of restricted stock were valued at approximately $714,250 ($57.99 per share weighted-average), $1.6 million ($49.88 per share weighted-average) and $6.2 million ($35.23 per share weighted-average) for the years ended December 31, 2005, 2004 and 2003, respectively. LTIP Units issued during 2005 were valued using an option pricing model in accordance with the provisions of SFAS No. 123R. LTIP Units for the year ended December 31, 2005 were valued at approximately $10.5 million. The weighted-average per unit fair value of LTIP Unit grants in 2005 was $49.59. The per unit fair value of each LTIP Unit granted in 2005 was estimated on the date of grant using the following assumptions; an expected life of eight years, a risk-free interest rate of 3.96% and an expected price volatility of 20%. For the years ended December 31, 2004 and 2003 LTIP Units were valued at approximately $8.3 million ($49.82 per share weighted-average) and $0.1 million ($41.05 per share), respectively. An LTIP Unit is generally the economic equivalent of a share of restricted stock in Boston Properties, Inc. The aggregate value of the LTIP Units is not included in Unearned Compensation within Partners’ Capital as it is reflected in Redeemable Partnership Units. Employees vest in restricted stock and LTIP Units over a five-year term. Restricted stock and LTIP Units are measured at fair value on the date of grant based on the number of shares or units granted, as adjusted for forfeitures and the price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. Stock-based compensation expense associated with restricted stock and LTIP Units was approximately $6.4 million, $4.0 million and $2.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, in accordance with the modified prospective application transition provisions of SFAS No. 123R, the Company has recognized compensation expense of approximately $50,000 relating to its unvested stock options of Boston Properties, Inc. for the year ended December 31, 2005.

In connection with the declaration of the special cash distribution of $2.50 per unit paid on October 31, 2005 to unitholders of record on September 30, 2005, the Board of Directors of Boston Properties, Inc. approved adjustments to all its outstanding stock option awards that were intended to ensure that its employees, directors

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and other persons who held such stock options were not disadvantaged by the special cash distribution. The exercise prices and number of all outstanding options were adjusted such that each option had the same fair value to the holder before and after giving effect to the payment of the special cash distribution. Accordingly, pursuant to the provisions of SFAS No. 123R, no compensation cost has been recognized in the Consolidated Statements of Operations in connection with such adjustments. As a result, effective as of the close of business on September 27, 2005, 4,325,656 outstanding stock options with a weighted-average exercise price of $38.96 were adjusted to 4,481,864 outstanding options with a weighted-average exercise price of $37.61. There were no other adjustments to the terms of the outstanding stock option awards.

A summary of the status of Boston Properties, Inc.’s stock options as of December 31, 2005, 2004 and 2003 and changes during the years ended December 31, 2005, 2004 and 2003 are presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2002	11,962,345	$34.80
Granted	—	—
Exercised	(2,452,791)	$29.77
Canceled	(69,874)	$38.60

Outstanding at December 31, 2003	9,439,680	$36.08
Granted	—	—
Exercised	(3,814,274)	$33.14
Canceled	(25,532)	$37.26

Outstanding at December 31, 2004	5,599,874	$38.08
Granted	—	—
Exercised	(1,270,436)	$35.06
Canceled	(34,158)	$35.78
Special Dividend Adjustment	156,208	$37.61

Outstanding at December 31, 2005	4,451,488	$37.63

The following table summarizes information about stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/05	Weighted-Average Exercise Price
$24.13-$35.53	997,957	3.19 Years	$31.11	997,957	$31.11
$36.39-$40.66	3,453,531	5.29 Years	$39.51	3,453,531	$39.51

In addition, Boston Properties, Inc. had 5,196,166 and 7,570,655 options exercisable at weighted-average exercise prices of $38.11 and $35.14 at December 31, 2004 and 2003, respectively.

Boston Properties, Inc. adopted the 1999 Non-Qualified Employee Stock Purchase Plan (the “Stock Purchase Plan”) to encourage the ownership of Common Stock by eligible employees. The Stock Purchase Plan became effective on January 1, 1999 with an aggregate maximum of 250,000 shares of Common Stock available for issuance. The Stock Purchase Plan provides for eligible employees to purchase at the end of the biannual purchase periods shares of Common Stock at a purchase price equal to 85% of the average closing prices of the Common Stock during the last ten business days of the purchase period. Boston Properties, Inc. issued 7,492, 11,125 and 12,383 shares with the weighted average purchase price equal to $56.56 per share, $41.54 per share and $33.24 per share under the Stock Purchase Plan as of December 31, 2005, 2004 and 2003, respectively.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148. The Company’s share of compensation cost under SFAS No. 123, as amended by SFAS No. 148, for the stock performance-based plan would have been $1.8 million and $6.6 million for the years ended December 31, 2004 and 2003, respectively. Had compensation cost for Boston Properties, Inc.’s grants for stock-based compensation plans been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company’s net income, and net income per common unit for the years ended December 31, 2004 and 2003 would approximate the pro forma amounts below:

	2004	2003
Net income (in thousands)	$342,993	$435,510
Net income per common unit—basic	$2.67	$3.69
Net income per common unit—diluted	$2.63	$3.64

18.	Selected Interim Financial Information (unaudited)

The tables below reflect the Company’s selected quarterly information for the years ended December 31, 2005 and 2004. Certain 2005 and 2004 amounts have been reclassified to conform to the current presentation of discontinued operations.

	2005 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per unit amounts)
Total revenue	$354,273	$357,935	$359,094	$366,333
Income from continuing operations	$76,554	$69,627	$84,329	$87,307
Net income available to common unitholders	$73,922	$199,934	$69,453	$183,692
Income available to common unitholders per unit—basic	$0.56	$1.51	$0.52	$1.37
Income available to common unitholders per unit—diluted	$0.55	$1.48	$0.51	$1.35

	2004 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per unit amounts)
Total revenue	$329,880	$340,692	$356,458	$359,316
Income from continuing operations	$72,603	$82,967	$81,920	$77,164
Net income available to common unitholders	$80,873	$104,869	$83,078	$75,164
Income available to common unitholders per unit—basic	$0.66	$0.81	$0.64	$0.57
Income available to common unitholders per unit—diluted	$0.64	$0.80	$0.63	$0.56

19.	Discontinued Operations

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

During the year ended December 31, 2005, the Company sold the following operating properties:

•	Old Federal Reserve, a Class A office property totaling approximately 150,000 net rentable square feet located in San Francisco, California;

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	100 East Pratt Street, a Class A office property totaling approximately 639,000 net rentable square feet located in Baltimore, Maryland;

•	Riverfront Plaza, a Class A office property totaling approximately 910,000 net rentable square feet located in Richmond, Virginia;

•	Residence Inn by Marriott®, a 221-room extended-stay hotel property located in Cambridge, Massachusetts;

•	40-46 Harvard Street, an industrial property totaling approximately 152,000 net rentable square feet located in Westwood, Massachusetts; and

•	Embarcadero Center West Tower, a Class A office property totaling approximately 475,000 net rentable square feet located in San Francisco, California.

During the year ended December 31, 2004, the Company sold the following operating properties:

•	430 Rozzi Place, an industrial property totaling 20,000 net rentable square feet located in South San Francisco, California;

•	Hilltop Office Center, a complex of nine office/technical properties totaling approximately 143,000 net rentable square feet located in South San Francisco, California;

•	Sugarland Business Park—Building Two, an office/technical property totaling approximately 59,000 net rentable square feet located in Herndon, Virginia;

•	Decoverly Two, Three, Six and Seven, consisting of Two Class A office properties totaling approximately 155,000 net rentable square feet and two land parcels, one of which is subject to a ground lease, located in Rockville, Maryland;

•	The Arboretum, a Class A office property totaling approximately 96,000 net rentable square feet located in Reston, Virginia;

•	38 Cabot Boulevard, an industrial property totaling approximately 161,000 net rentable square feet located in Langhorne, Pennsylvania;

•	Sugarland Business Park—Building One, an office/technical property totaling approximately 52,000 net rentable square feet located in Herndon, Virginia;

•	204 Second Avenue, a Class A office property totaling approximately 41,000 net rentable square feet located in Waltham, Massachusetts; and

•	560 Forbes Boulevard, an industrial property totaling approximately 40,000 net rentable square feet located in South San Francisco, California.

During the year ended December 31, 2003, the Company sold the following operating properties:

•	The Candler Building, a Class A office property totaling approximately 541,000 net rentable square feet located in Baltimore, Maryland;

•	875 Third Avenue, a Class A office property totaling approximately 712,000 net rentable square feet located in New York City, New York; and

•	2300 N Street, a Class A office property totaling approximately 289,000 net rentable square feet located in Washington, D.C.

Due to the Company’s continuing involvement in the management, for a fee, of the 100 East Pratt Street, Riverfront Plaza, Embarcadero Center West Tower, Hilltop Office Center and 2300N Street properties through

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements with the buyers, these properties are not categorized as discontinued operations in the accompanying Consolidated Statements of Operations. As a result, the gains on sales related to these properties have been reflected under the caption “Gains on sales of real estate and other assets,” in the Consolidated Statements of Operations. The Company has presented the other properties listed above as discontinued operations in its Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003, as applicable.

The following table summarizes income from discontinued operations (net of minority interest) and the related realized gains on sales of real estate from discontinued operations (net of minority interest) for the years ended December 31, 2005, 2004 and 2003:

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)
Total revenue	$9,400	$17,379	$31,978
Operating expenses	(6,309)	(9,849)	(14,247)
Interest Expense	—	—	(296)
Depreciation and Amortization	(812)	(3,292)	(3,791)
Minority interest in property partnership	—	(208)	(330)

Income from discontinued operations (net of minority interest)	$2,279	$4,030	$13,314

Realized gain on sale of real estate	$57,969	$37,423	$91,942
Minority interest in property partnership	—	(3,996)	—

Realized gains on sales of real estate (net of minority interest)	$57,969	$33,427	$91,942

The Company’s application of SFAS No. 144 results in the presentation of the net operating results of these qualifying properties sold during 2005, 2004 and 2003, as income from discontinued operations for all periods presented. In addition, SFAS No. 144 results in the gains on sale of these qualifying properties totaling approximately $58.0 million, $33.4 million (net of minority interest in property partnership’s share of $4.0 million) and $91.9 million to be reflected as gains on sales of real estate from discontinued operations in the accompanying Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003, respectively. The application of SFAS No. 144 does not have an impact on net income available to common unitholders. SFAS No. 144 only impacts the presentation of these properties within the Consolidated Statements of Operations.

20.	Newly Issued Accounting Standards

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

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sole General Partner and the Limited Partners Have Certain Rights” (“EITF 04-5”). The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-5, should consolidate a limited partnership. Pursuant to EITF 04-5, the general partner of a limited partnership should consolidate a limited partnership unless the limited partners have either (a) the substantive ability to dissolve the limited partnership or otherwise remove the general partners without cause, or (b) substantive participating rights. In addition, EITF 04-5 concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. EITF 04-5 became effective on June 29, 2005 for all agreements entered into or modified after June 29, 2005. For pre-existing agreements that have not been modified, EITF 04-05 is effective for reporting periods in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of EITF 04-5 to have a material impact on the Company’s cash flows, results of operations, financial position, or liquidity.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The legal obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon the acquisition, construction, or development and/or through the normal operation of an asset. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 became effective and was adopted by the Company on December 31, 2005. Certain of the Company’s real estate assets contain asbestos. Although the asbestos is appropriately encapsulated, in accordance with current environmental regulations, the Company’s practice is to remediate the asbestos upon the renovation or redevelopment of its properties. At December 31, 2005, the Company has recognized a liability for the fair value of the asset retirement obligation aggregating approximately $7.1 million, which amount is included in “Accounts Payable and Accrued Expenses” on the Company’s Consolidated Balance Sheets. In addition, the Company has recognized the cumulative effect of adopting FIN 47, totaling approximately $5.0 million, which amount is included in “Cumulative Effect of A Change in Accounting Principle” on the Company’s Consolidated Statements of Operations for the year ended December 31, 2005. The pro forma effects of retroactively applying FIN 47 are as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except for per unit amounts)
Pro forma net income available to common unitholders	$539,311	$344,329	$441,695

Earnings per common unit:
Basic–pro forma	$4.06	$2.68	$3.74

Diluted–pro forma	$3.99	$2.64	$3.69

Asset retirement obligation liabilities at December 31, 2005 and pro forma asset retirement obligation liabilities at December 31, 2004 and 2003	$7,094	$6,656	$6,245

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.	Related Party Transactions

The Company paid Applied Printing Technologies, a printing company affiliated with Mr. Mortimer B. Zuckerman, the Chairman of the Board of Boston Properties, Inc., approximately $67,000, $53,000 and $79,000 during the years ended December 31, 2005, 2004 and 2003, respectively, for printing services principally relating to the printing of Boston Properties, Inc.’s annual report to shareholders.

An entity controlled by Mr. Mortimer B. Zuckerman, Chairman of the Board of Directors of Boston Properties, Inc., owned an office building located at 2400 N Street, N.W. in Washington, D.C., in which a company affiliated with Mr. Zuckerman leased 100% of the building. The Company had entered into an agreement with an entity controlled by Mr. Zuckerman to manage this property on terms comparable with other third-party property management agreements that the Company currently has in place. The disinterested members of Boston Properties, Inc.’s Board of Directors had approved the management agreement between the Company and Mr. Zuckerman’s affiliate. Under the management agreement, the Company had also agreed to provide consulting services and assistance in connection with a possible sale of this property in exchange for a fee of $100,000 payable upon the closing of the sale of the property. During the years ended December 31, 2005, 2004 and 2003, the Company received approximately $329,000, $777,000 and $681,000, respectively, for reimbursements of building operating costs and earned $66,000, $135,000 and $111,000, respectively, in management fees under the management agreement. During the year ended December 31, 2005, the entity controlled by Mr. Zuckerman closed on the sale of the property and pursuant to the management agreement the Company received and recognized $100,000 for consulting services and assistance in connection with the sale.

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

On October 26, 2005, the Company entered into an agreement with an entity owned by Mr. Zuckerman. Under the agreement, which was approved by the disinterested members of Boston Properties, Inc.’s Board of Directors, the Company will render project management services to such entity in exchange for a fee of $57,000 plus reimbursable expenses.

A firm controlled by Mr. Raymond A. Ritchey’s brother was paid aggregate leasing commissions, of approximately $0, $626,000 and $894,000 for the years ended December 31, 2005, 2004 and 2003, respectively, related to certain exclusive leasing arrangements. Mr. Ritchey is an Executive Vice President of Boston Properties, Inc.

Mr. Martin Turchin, a member of Boston Properties, Inc.’s Board of Directors, is a non-executive/non-director Vice Chairman of CB Richard Ellis (“CBRE”). Through an arrangement with CBRE and its predecessor, Insignia/ESG, Inc. that has been in place since 1985, Mr. Turchin and Turchin & Associates, an entity owned by Mr. Turchin (95%) and his son (5%), participate in brokerage activities for which CBRE is retained as leasing agent, some of which involve leases for space within buildings owned by the Company. Additionally, Mr. Turchin’s son is employed by CBRE and works on transactions for which CBRE earns commission income from the Company. Mr. Turchin’s son’s compensation from CBRE is in the form of salary and bonus, neither of which is directly tied to CBRE’s transactions with the Company. For the years ended December 31, 2005, 2004 and 2003, Mr. Turchin, directly and through Turchin & Associates, received commission income of $194,000, $220,000 and $169,000, respectively, from commissions earned by CBRE and its predecessor, Insignia/ESG,

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inc., from the Company. Pursuant to its arrangement with CBRE, Turchin & Associates has confirmed to the Company that it is paid on the same basis with respect to properties owned by the Company as it is with respect to properties owned by other clients of CBRE. Mr. Turchin does not participate in any discussions or other activities relating to the Company’s contractual arrangements with CBRE either in his capacity as a member of Boston Properties, Inc.’s Board of Directors or as a Vice Chairman of CBRE.

On June 30, 1998, the Company acquired from entities controlled by Mr. Alan B. Landis a portfolio of properties known as the Carnegie Center Portfolio and Tower Center One and related operations and development rights (collectively, the “Carnegie Center Portfolio”). In connection with the acquisition of the Carnegie Center Portfolio, the Company entered into a development agreement (the “Development Agreement”) with affiliates of Mr. Landis providing for up to approximately 2,000,000 square feet of development in or adjacent to the Carnegie Center office complex. An affiliate of Mr. Landis was entitled to a purchase price for each parcel developed under the Development Agreement calculated on the basis of $20 per rentable square foot of property developed. Another affiliate of Mr. Landis was eligible to earn a contingent payment for each developed property that achieves a stabilized return in excess of a target annual return ranging between 10.5% and 11%. The Development Agreement also provided that upon negotiated terms and conditions, the Company and Mr. Landis would form a development company to provide development services for these development projects and would share the expenses and profits, if any, of this new company. In addition, in connection with the acquisition of the Carnegie Center Portfolio, Mr. Landis became a director of Boston Properties, Inc. pursuant to an Agreement Regarding Directorship, dated as of June 30, 1998, with Boston Properties, Inc. (the “Directorship Agreement”). Under the Directorship Agreement, Boston Properties, Inc. agreed to nominate Mr. Landis for re-election as a director at each annual meeting of stockholders of Boston Properties, Inc. in a year in which his term expires, provided that specified conditions are met.

On October 21, 2004, the Company entered into an agreement (the “2004 Agreement”) to modify several provisions of the Development Agreement. Under the terms of the 2004 Agreement, the Company and affiliates of Mr. Landis amended the Development Agreement to limit the rights of Mr. Landis and his affiliates to participate in the development of properties under the Development Agreement. Among other things, Mr. Landis has agreed that (1) Mr. Landis and his affiliates will have no right to participate in any entity formed to acquire land parcels or the development company formed by the Company to provide development services under the Development Agreement, (2) Mr. Landis will have no right or obligation to play a role in development activities engaged in by the development company formed by the Company under the Development Agreement or receive compensation from the development company and (3) the affiliate of Mr. Landis will have no right to receive a contingent payment for developed properties based on stabilized returns. In exchange, Boston Properties, Inc. (together with the Company) agreed to:

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Agreement. During the 20-year term of the Development Agreement, until such time, if any, as the Company elects to acquire a land parcel, an affiliate of Mr. Landis will remain responsible for all carrying costs associated with such land parcel.

In addition, in connection with entering into the 2004 Agreement, Mr. Landis resigned as a director of Boston Properties, Inc. effective as of May 11, 2005 and agreed that Boston Properties, Inc. will have no future obligation to nominate Mr. Landis as a director of Boston Properties, Inc. under the Directorship Agreement or otherwise. Mr. Landis did not resign because of a disagreement with Boston Properties, Inc. on any matter relating to its operations, policies or practices.

During the year ended December 31, 2004, a joint venture in which the Company has a 35.7% interest sold 430 Rozzi Place, an industrial property totaling 20,000 net rentable square feet, Hilltop Office Center, comprised of nine office/technical properties totaling approximately 143,000 net rentable square feet and 560 Forbes Boulevard, an industrial property totaling 40,000 net rentable square feet located in South San Francisco, California. The properties were sold in three separate transactions for aggregate net cash proceeds of approximately $17.8 million and the assumption by the buyer of the mortgage debt on the Hilltop Office Center properties totaling $5.2 million, resulting in aggregate gains on sale to the Company of approximately $10.1 million (net of minority interest in the property partnership’s share of approximately $11.3 million). The joint venture was consolidated in the Company’s financial statements due to the Company’s unilateral control. The outside partners in the joint venture, owning a 64.3% interest, are related parties of Mr. Zuckerman. The related parties were allocated their pro-rata share of the net proceeds from the sale totaling approximately $11.3 million.

In accordance with Boston Properties, Inc.’s 1997 Stock Option and Incentive Plan, as amended, and as approved by the Board of Directors Boston Properties, Inc., each non-employee director has made an election to receive in lieu of cash fees deferred stock units to be settled in shares of common stock upon the cessation of such director’s service on the Board of Directors. As a result of these elections, the aggregate cash fees otherwise payable to a non-employee director during a fiscal quarter are converted into a number of deferred stock units equal to the aggregate cash fees divided by the last reported sales price of a share of Boston Properties, Inc.’s common stock on the last trading of the applicable fiscal quarter. The deferred stock units are also credited with dividend equivalents. At December 31, 2005 and 2004, Boston Properties, Inc. had outstanding 46,800 and 43,552 deferred stock units, respectively, with an aggregate value of approximately $2.4 million and $2.1 million, respectively, which amounts are included in the accompanying Consolidated Balance Sheets.

22.	Subsequent Events

On January 17, 2006, the Company placed-in-service its Seven Cambridge Center development project located in Cambridge, Massachusetts. Seven Cambridge Center is a fully-leased, build-to-suit project with approximately 231,000 square feet of office, research laboratory and retail space. The Company has leased 100% of the space to the Massachusetts Institute of Technology for occupancy by its affiliate, the Eli and Edythe L. Broad Institute. On October 1, 2005, the Company had placed-in-service the West Garage phase of the project consisting of parking for approximately 800 cars.

On January 31, 2006, the Company repaid the mortgage loan collateralized by its 101 Carnegie Center property located in Princeton, New Jersey totaling approximately $6.6 million using available cash. There was no prepayment penalty associated with the repayment. The mortgage loan bore interest at a fixed rate of 7.66% per annum and was scheduled to mature on April 1, 2006.

On February 24, 2006, the Company repaid the construction financing collateralized by its Seven Cambridge Center property located in Cambridge, Massachusetts totaling approximately $112.5 million using approximately $7.5 million of available cash and $105.0 million drawn under the Company’s Unsecured Line of Credit. The construction financing bore interest at a variable rate equal to LIBOR plus 1.25% per annum and was scheduled to mature in April 2007.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the management of Boston Properties, Inc., with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Boston Properties, Inc. concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth on pages 78 and 79 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

We are managed by Boston Properties, Inc., in is capacity as our general partner. The information concerning Boston Properties, Inc.’s directors and executive officers required by Item 10 will be included in Boston Properties, Inc.’s Proxy Statement to be filed relating to its 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Section 16(a) of the Exchange Act requires the executive officers and directors of Boston Properties, Inc., our general partner, and persons who own more than ten percent of a registered class our equity securities to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to the greater than ten percent beneficial owners of BPLP were satisfied.

The Board of Directors of Boston Properties, Inc. adopted a Code of Business Conduct and Ethics, which governs business decisions made and actions taken by the directors, officers and employees of Boston Properties, Inc. A copy of this code is available on Boston Properties, Inc.’s website at http://www.bostonproperties.com under the heading “Corporate Governance.” Boston Properties, Inc. intends to disclose on this website any amendment to, or waiver of, any provision of this Code applicable to its directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or the New York Stock Exchange. A copy of this Code is also available in print upon written request addressed to Investor Relations, Boston Properties, Inc., 111 Huntington Avenue, Boston, MA 02199.

Item 11.	Executive Compensation

We are managed by Boston Properties, Inc., in its capacity as our general partner. The information concerning Boston Properties, Inc.’s executive compensation required by Item 11 will be included in Boston Properties, Inc.’s Proxy Statement to be filed relating to its 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Boston Properties, Inc. maintains the 1997 Stock Option and Incentive Plan and the 1999 Non-Qualified Employee Stock Purchase Plan. The following table provides information about these plans.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	4,807,108	(2)	$37.63	(2)	4,173,728
Equity compensation plans not approved by security holders (3)	N/A		N/A		185,647

Total	4,807,108		$37.63		4,359,375

(1)	Includes information related to Boston Properties, Inc.’s 1997 Stock Option and Incentive Plan, as amended.

(2)	Includes (a) 4,451,488 shares of Boston Properties, Inc.’s common stock issuable upon the exercise of outstanding options, (b) 308,821 long term incentive units (“LTIP units”) that, upon the satisfaction of certain conditions, are convertible into our common units, which may be presented to Boston Properties, Inc. for redemption and acquired by Boston Properties, Inc. for shares of common stock and (c) 46,799 deferred stock units which were granted pursuant to an election by each of the non-employee directors of Boston Properties, Inc. to defer all cash compensation to be paid to such director and to receive his or her deferred cash compensation in shares of Boston Properties, Inc.’s common stock upon the director’s retirement from Boston Properties, Inc.’s Board of Directors. Does not include 336,883 shares of restricted stock, as they have been reflected in our total shares outstanding. Because there is no exercise price associated with LTIP units or deferred stock units, such shares are not included in the weighed-average exercise price calculation.
(3)	Includes information related to the 1999 Non-Qualified Employee Stock Purchase Plan.

The 1999 Non-Qualified Employee Stock Purchase Plan (the “ESPP”)

The ESPP was adopted by the Board of Directors of Boston Properties, Inc. on October 29, 1998. The ESPP has not been approved by the stockholders of Boston Properties, Inc. The ESPP is available to all employees that are employed on the first day of the purchase period. Under the ESPP, each eligible employee may purchase shares of Boston Properties, Inc.’s common stock at semi-annual intervals each year at a purchase price equal to 85% of the average closing prices of Boston Properties, Inc.’s common stock on the New York Stock Exchange during the last ten business days of the purchase period. Each eligible employee may contribute no more than $10,000 per year to purchase Boston Properties, Inc.’s common stock under the ESPP.

Additional information concerning Security Ownership of Beneficial Owners and Management and Related Stockholder Matters required by Item 12 will be included in Boston Properties, Inc.’s Proxy Statement to be filed relating to its 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information concerning certain relationships and related transactions required by Item 13 will be included in Boston Properties, Inc.’s Proxy Statement to be filed relating to its 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information concerning our principal accounting fees and services required by Item 14 will be included in Boston Properties, Inc.’s Proxy Statement to be filed relating to its 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedule

(a) Financial Statement Schedule

Boston Properties Limited Partnership

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2005

(dollars in thousands)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improve- ments	Building and Improve- ments	Land Held for Develop- ment	Develop- ment and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
				Land	Building
Embarcadero Center	Office	San Francisco, CA	$563,801	$179,697	$847,410	$114,713	$180,417	$961,403	$—	$—	$1,141,820	$181,637	1970/1989	(1)
399 Park Avenue	Office	New York, NY	—	339,200	700,358	4,276	339,200	704,634	—	—	1,043,834	57,592	1961	(1)
Prudential Center	Office	Boston, MA	270,581	92,077	734,594	197,041	92,325	867,539	63,802	46	1,023,712	152,088	1965/1993/ 2002	(1)
Citigroup Center	Office	New York, NY	498,073	241,600	494,782	11,768	241,205	506,945	—	—	748,150	59,614	1977/1997	(1)
Times Square Tower	Office	New York, NY	475,000	165,413	380,438	36,927	164,869	417,909	—	—	582,778	19,978	2004	(1)
Carnegie Center	Office	Princeton, NJ	134,850	101,772	349,089	27,653	95,396	383,103	15	—	478,514	72,724	1983-1999
Five Times Square	Office	New York, NY	—	158,530	288,589	4,566	157,051	294,634	—	—	451,685	32,424	2002	(1)
280 Park Avenue	Office	New York, NY	256,111	125,288	201,115	44,784	125,288	245,899	—	—	371,187	58,492	1968/95-96	(1)
599 Lexington Avenue	Office	New York, NY	225,000	81,040	100,507	79,702	81,040	180,209	—	—	261,249	103,980	1986	(1)
Gateway Center	Office	San Francisco, CA	—	28,255	139,245	34,991	29,029	173,462	—	—	202,491	22,480	1984/1986/ 2002	(1)
Reservoir Place	Office	Waltham, MA	53,394	18,605	92,619	17,490	18,625	110,089	—	—	128,714	23,087	1955/1987	(1)
1333 New Hampshire Avenue	Office	Washington, DC	—	34,032	85,660	160	34,032	85,820	—	—	119,852	7,417	1996	(1)
1330 Connecticut Avenue	Office	Washington, DC	57,335	25,982	82,311	8,331	25,982	90,642	—	—	116,624	4,543	1984	(1)
One Freedom Square	Office	Reston, VA	80,013	9,929	84,504	6,693	9,883	91,243	—	—	101,126	17,650	2000	(1)
Two Freedom Square	Office	Reston, VA	—	13,930	77,739	5,535	13,866	83,338	—	—	97,204	9,573	2001	(1)
Democracy Center	Office	Bethesda, MD	98,407	12,550	50,015	33,733	13,610	82,688	—	—	96,298	38,512	1985-88/ 94-96	(1)
Capital Gallery	Office	Washington, DC	67,895	4,725	29,560	52,682	4,730	42,274	—	39,963	86,967	26,751	1981	(1)
One and Two Reston Overlook	Office	Reston, VA	—	16,456	66,192	3,027	16,456	69,219	—	—	85,675	12,668	1999	(1)
140 Kendrick Street	Office	Needham, MA	59,888	18,095	66,905	—	18,095	66,905	—	—	85,000	2,955	2000	(1)
Discovery Square	Office	Reston, VA	—	11,198	71,782	821	11,146	72,655	—	—	83,801	9,440	2001	(1)
12310 Sunrise Valley Drive	Office	Reston, VA	—	9,367	67,431	5,406	10,542	71,662	—	—	82,204	13,488	1987/1988	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—	10,385	60,694	4,797	10,350	65,526	—	—	75,876	7,888	2003	(1)
12300 Sunrise Valley Drive	Office	Reston, VA	—	9,062	58,884	5,403	10,235	63,114	—	—	73,349	11,796	1987/1988	(1)
Prospect Place	Office	Waltham, MA	—	13,189	49,823	—	13,189	49,823	—	—	63,012	—	1992	(1)
Reston Corporate Center	Office	Reston, VA	21,966	9,135	50,857	1,019	9,496	51,515	—	—	61,011	9,191	1984	(1)
New Dominion Technology Park, Bldg. Two	Office	Herndon, VA	63,000	5,584	51,868	(53)	5,574	51,825	—	—	57,399	2,496	2004	(1)
Orbital Sciences	Office	Dulles, VA	—	5,699	51,082	510	5,699	51,592	—	—	57,291	9,010	2000/2001	(1)
191 Spring Street	Office	Lexington, MA	18,267	2,850	27,166	19,634	2,850	46,800	—	—	49,650	23,137	1971/1995	(1)
New Dominion Technology Park, Bldg. One	Office	Herndon, VA	56,702	3,880	43,227	714	3,880	43,941	—	—	47,821	6,864	2001	(1)
1301 New York Avenue	Office	Washington, DC	26,591	9,250	18,750	17,988	9,250	36,738	—	—	45,988	7,905	1983/1998	(1)
200 West Street	Office	Waltham, MA	—	16,148	24,983	(245)	16,148	24,738	—	—	40,886	6,308	1999	(1)
University Place	Office	Cambridge, MA	22,009	—	37,091	3,379	27	40,443	—	—	40,470	9,472	1985	(1)
Sumner Square	Office	Washington, DC	28,180	624	28,745	10,821	958	39,232	—	—	40,190	9,225	1985	(1)
Quorum Office Park	Office	Chelmsford, MA	—	3,750	32,454	3,475	4,762	34,917	—	—	39,679	4,150	2001	(1)
2600 Tower Oaks Boulevard	Office	Rockville, MD	—	4,243	31,125	2,158	4,244	33,282	—	—	37,526	6,380	2001	(1)
One Cambridge Center	Office	Cambridge, MA	—	134	25,110	5,641	134	30,751	—	—	30,885	14,117	1987	(1)
500 E Street	Office	Washington, DC	—	109	22,420	6,295	1,569	27,255	—	—	28,824	13,295	1987	(1)
Eight Cambridge Center	Office	Cambridge, MA	25,837	850	25,042	108	822	25,178	—	—	26,000	4,148	1999	(1)
Bedford Business Park	Office	Bedford, MA	18,567	534	3,403	19,654	609	22,982	—	—	23,591	14,868	1980	(1)
Newport Office Park	Office	Quincy, MA	—	3,500	18,208	549	3,534	18,723	—	—	22,257	4,027	1988	(1)
201 Spring Street	Office	Lexington, MA	—	2,849	15,303	386	2,849	15,689	—	—	18,538	4,803	1997	(1)
Ten Cambridge Center	Office	Cambridge, MA	32,929	1,299	12,943	4,003	1,868	16,377	—	—	18,245	6,468	1990	(1)
10 and 20 Burlington Mall Road	Office	Burlington, MA	20,446	930	6,928	10,177	652	17,383	—	—	18,035	8,548	1984-1989/ 95-96	(1)
40 Shattuck Road	Office	Andover, MA	—	709	14,740	1,093	709	15,833	—	—	16,542	2,298	2001	(1)
Broad Run Business Park, Building E	Office	Loudon County, VA	—	497	15,131	809	527	15,910	—	—	16,437	2,002	2002	(1)
Montvale Center	Office	Gaithersburg, MD	6,762	1,574	9,786	5,060	2,399	14,021	—	—	16,420	6,852	1987	(1)
Three Cambridge Center	Office	Cambridge, MA	—	174	12,200	2,259	174	14,459	—	—	14,633	6,590	1987	(1)
Lexington Office Park	Office	Lexington, MA	—	998	1,426	11,568	1,073	12,919	—	—	13,992	6,325	1982	(1)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improve- ments	Building and Improve- ments	Land Held for Develop- ment	Develop- ment and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
				Land	Building
181 Spring Street	Office	Lexington, MA	—	1,066	9,520	1,638	1,066	11,158	—	—	12,224	2,007	1999	(1)
7501 Boston Boulevard, Building Seven	Office	Springfield, VA	—	665	9,273	38	665	9,311	—	—	9,976	1,938	1997	(1)
92-100 Hayden Avenue	Office	Lexington, MA	—	594	6,748	2,308	594	9,056	—	—	9,650	5,135	1985	(1)
91 Hartwell Avenue	Office	Lexington, MA	16,729	784	6,464	2,021	784	8,485	—	—	9,269	4,136	1985	(1)
195 West Street	Office	Waltham, MA	—	1,611	6,652	953	1,611	7,605	—	—	9,216	3,303	1990	(1)
33 Hayden Avenue	Office	Lexington, MA	—	266	3,234	5,009	266	8,243	—	—	8,509	2,780	1979	(1)
Waltham Office Center	Office	Waltham, MA	—	422	2,719	5,164	425	7,880	—	—	8,305	4,575	1968-1970/ 87-88	(1)
Eleven Cambridge Center	Office	Cambridge, MA	—	121	5,535	2,111	121	7,646	—	—	7,767	4,183	1984	(1)
8000 Grainger Court, Building Five	Office	Springfield, VA	—	366	4,282	2,178	453	6,373	—	—	6,826	3,025	1984	(1)
7450 Boston Boulevard, Building Three	Office	Springfield, VA	—	1,165	4,681	751	1,327	5,270	—	—	6,597	1,272	1987	(1)
7435 Boston Boulevard, Building One	Office	Springfield, VA	—	392	3,822	2,076	486	5,804	—	—	6,290	3,155	1982	(1)
7300 Boston Boulevard, Building Thirteen	Office	Springfield, VA	—	608	4,773	—	608	4,773	—	—	5,381	1,119	2002	(1)
32 Hartwell Avenue	Office	Lexington, MA	—	168	1,943	3,112	168	5,055	—	—	5,223	4,722	1968-1979/ 1987	(1)
7601 Boston Boulevard, Building Eight	Office	Springfield, VA	—	200	878	4,115	378	4,815	—	—	5,193	2,356	1986	(1)
Fourteen Cambridge Center	Office	Cambridge, MA	—	110	4,483	569	110	5,052	—	—	5,162	2,699	1983	(1)
7500 Boston Boulevard, Building Six	Office	Springfield, VA	—	138	3,749	1,334	273	4,948	—	—	5,221	2,470	1985	(1)
8000 Corporate Court, Building Eleven	Office	Springfield, VA	—	136	3,071	803	687	3,323	—	—	4,010	1,534	1989	(1)
7375 Boston Boulevard, Building Ten	Office	Springfield, VA	—	23	2,685	792	47	3,453	—	—	3,500	1,575	1988	(1)
7451 Boston Boulevard, Building Two	Office	Springfield, VA	—	249	1,542	914	535	2,170	—	—	2,705	1,321	1982	(1)
7374 Boston Boulevard, Building Four	Office	Springfield, VA	—	241	1,605	857	303	2,400	—	—	2,703	1,123	1984	(1)
164 Lexington Road	Office	Billerica, MA	—	592	1,370	212	592	1,582	—	—	2,174	423	1982	(1)
17 Hartwell Avenue	Office	Lexington, MA	—	26	150	652	26	802	—	—	828	766	1968	(1)
Long Wharf Marriott	Hotel	Boston, MA	—	1,708	31,904	23,807	1,708	55,711	—	—	57,419	25,656	1982	(1)
Cambridge Center Marriott	Hotel	Cambridge, MA	—	478	37,918	12,920	478	50,838	—	—	51,316	22,488	1986	(1)
Cambridge Center North Garage	Garage	Cambridge, MA	—	1,163	11,633	658	1,163	12,291	—	—	13,454	4,918	1990	(1)
Seven Cambridge Center	Development	Cambridge, MA	98,859	1,250	15,323	102,849	1,250	15,323	—	102,849	119,422	96	Various	N/A
12280 Sunrise Valley Drive	Development	Reston, VA	—	—	—	33,305	—	—	—	33,305	33,305	—	Various	N/A
Wisconsin Place	Development	Chevy Chase, MD	—	—	—	1,413	—	—	—	1,413	1,413	—	Various	N/A
Plaza at Almaden	Land	San Jose, CA	—	—	—	32,392	—	—	32,392	—	32,392	—	Various	N/A
Tower Oaks Master Plan	Land	Rockville, MD	—	—	—	28,555	—	—	28,555	—	28,555	—	Various	N/A
Weston Corporate Center	Land	Weston, MA	—	—	—	22,518	—	—	22,518	—	22,518	—	Various	N/A
Washingtonian North	Land	Gaithersburg, MD	—	—	—	17,558	—	—	17,558	—	17,558	—	Various	N/A
South of Market	Land	Reston, VA	—	—	—	16,791	—	—	16,791	—	16,791	—	Various	N/A
77 4th Avenue	Land	Waltham, MA	—	—	—	14,460	—	—	14,460	—	14,460	—	Various	N/A
Reston Eastgate	Land	Reston, VA	—	—	—	9,104	—	—	9,104	—	9,104	—	Various	N/A
Reston Gateway	Land	Reston, VA	—	—	—	9,100	—	—	9,100	—	9,100	—	Various	N/A
Crane Meadow	Land	Marlborough, MA	—	—	—	8,699	—	—	8,699	—	8,699	—	Various	N/A
One Preserve Parkway	Land	Rockville, MD	—	—	—	7,619	—	—	7,619	—	7,619	—	Various	N/A
Broad Run Business Park	Land	Loudon County, VA	—	—	—	7,145	—	—	7,145	—	7,145	—	Various	N/A
20 F Street	Land	Washington, DC	—	—	—	4,406	—	—	4,406	—	4,406	—	Various	N/A
Cambridge Master Plan	Land	Cambridge, MA	—	—	—	1,444	—	—	1,444	—	1,444	—	Various	N/A
30 Shattuck Road	Land	Andover, MA	—	—	—	1,132	—	—	1,132	—	1,132	—	Various	N/A

			$3,297,192	$1,810,239	$5,946,191	$1,220,983	$1,812,492	$6,742,605	$244,740	$177,576	$8,977,413	$1,244,031

(1)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.

The aggregate cost and accumulated depreciation for tax purposes was approximately $8.6 billion and $1.6 billion, respectively.

Boston Properties Limited Partnership

Real Estate and Accumulated Depreciation

December 31, 2005

(dollars in thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	2005	2004	2003
Real Estate:
Balance at the beginning of the year	$9,137,354	$8,853,760	$8,558,038
Additions to/improvements of real estate	413,370	399,096	643,979
Assets sold/written-off	(573,311)	(115,502)	(348,257)

Balance at the end of the year	$8,977,413	$9,137,354	$8,853,760

Accumulated Depreciation:
Balance at the beginning of the year	$1,119,215	$956,665	$799,585
Depreciation expense	229,143	220,417	185,786
Assets sold/written-off	(104,327)	(57,867)	(28,706)

Balance at the end of the year	$1,244,031	$1,119,215	$956,665

Note: Real Estate and Accumulated Depreciation amounts do not include Furniture, Fixtures and Equipment.

(b) Exhibits

Exhibits No.	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)

3.2	Form of Amended and Restated Bylaws of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.2 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)

3.3	Amendment No. 1 to Amended and Restated Bylaws of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.3 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 24, 2000.)

3.4	Amendment No. 2 to Amended and Restated Bylaws of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.4 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 26, 2004.)

4.1	Form of Shareholder Rights Agreement, dated as of June 16, 1997, between Boston Properties, Inc. and BankBoston, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)

4.2	Form of Certificate of Designations for Series E Junior Participating Cumulative Preferred Stock, par value $.01 per share. (Incorporated by reference to Exhibit 4.2 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)

4.3	Form of Certificate of Designations for Series A Preferred Stock. (Incorporated by reference to Exhibit 99.26 to Boston Properties, Inc.’s Current Report on Form 8-K filed on November 25, 1998.)

4.4	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.3 to Boston Properties, Inc.’s Registration Statement on Form S-11., File No. 333-25279.)

4.5	Indenture, dated as of December 13, 2002, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1 to Boston Properties, Inc.’s Current Report on Form 8-K/A filed on December 13, 2002.)

4.6	Supplemental Indenture No. 1, dated as of December 13, 2002, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, including a form of the 6.25% Senior Note due 2013. (Incorporated by reference to Exhibit 4.2 to Boston Properties, Inc.’s Current Report on Form 8-K/A filed on December 13, 2002.)

4.7	Supplemental Indenture No. 2, dated as of January 17, 2003, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, including a form of the 6.25% Senior Note due 2013. (Incorporated by reference to Exhibit 4.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 23, 2003.)

4.8	Supplemental Indenture No. 3, dated as of March 18, 2003, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, including a form of the 5.625% Senior Note due 2015. (Incorporated by reference to Exhibit 4.6 to Boston Properties Limited Partnership’s Amendment No. 3 to Form 10 filed on May 13, 2003.)
4.9	Supplemental Indenture No. 4, dated as of May 22, 2003, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, including a form of the 5.00% Senior Note due 2015. (Incorporated by reference to Exhibit 4.2 to Boston Properties Limited Partnership’s Form S-4 filed on June 13, 2003, File No. 333-106127.)

10.1	Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of June 29, 1998. (Incorporated by reference to Exhibit 99.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on July 15, 1998.)

Exhibits No.	Description

10.2	Certificate of Designations for the Series Two Preferred Units, dated November 12, 1998, constituting an amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership. (Incorporated by reference to Exhibit 99.24 to Boston Properties, Inc.’s Current Report on Form 8-K filed on November 25, 1998.)

10.3*	Forty-Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of April 11, 2003, by Boston Properties, Inc., as general partner. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.4*	Amended and Restated 1997 Stock Option and Incentive Plan, dated May 3, 2000, and forms of option agreements. (Incorporated by reference to Exhibit 10.6 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 30, 2001.)

10.5*	Amendment No. 1 to Amended and Restated 1997 Stock Option and Incentive Plan, dated November 14, 2000. (Incorporated by reference to Exhibit 10.7 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 30, 2001.)

10.6*	Amendment No. 2 to Amended and Restated 1997 Stock Option and Incentive Plan, dated March 4, 2003. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on May 14, 2003.)

10.7*	Amendment No. 3 to Amended and Restated 1997 Stock Option and Incentive Plan, dated October 16, 2003. (Incorporated by reference to Exhibit 10.67 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 26, 2004.)

10.8*	Amendment No. 4 to Amended and Restated 1997 Stock Option and Incentive Plan, dated March 30, 2005. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report of Form 10-Q filed on May 10, 2005.)

10.9*	Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.59 to Boston Properties, Inc.’s Annual Report of Form 10-K filed on March 15, 2005.)

10.10*	First Amendment to the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.60 to Boston Properties, Inc.’s Annual Report of Form 10-K filed on March 15, 2005.)

10.11*	Second Amendment to the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.61 to Boston Properties, Inc.’s Annual Report of Form 10-K filed on March 15, 2005.)

10.12*	Form of Employee Long Term Incentive Unit Vesting Agreement under the Boston Properties, Inc. Amended and Restated 1997 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 10.68 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 26, 2004.)

10.13*	Form of Long Term Incentive Plan Unit Vesting Agreement between each of Messrs. Mortimer B. Zuckerman and Edward H. Linde and Boston Properties, Inc. and Boston Properties Limited Partnership. (Incorporated by reference to Exhibit 10.69 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 26, 2004.)
10.14*	Form of Director Long Term Incentive Plan Unit Vesting Agreement under the Boston Properties, Inc. Amended and Restated 1997 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.15*	Form of Employee Restricted Stock Award Agreement under the Boston Properties, Inc. 1997 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2004.)

Exhibits No.	Description

10.16*	Form of Director Restricted Stock Award Agreement under the Boston Properties, Inc. Amended and Restated 1997 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2004.)

10.17*	Boston Properties Deferred Compensation Plan effective, March 1, 2002. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2002.)

10.18*	Employment Agreement by and between Mortimer B. Zuckerman and Boston Properties, Inc. dated as of January 17, 2003. (Incorporated by reference to Exhibit 10.7 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.19*	Amended and Restated Employment Agreement by and between Edward H. Linde and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.8 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.20*	Employment Agreement by and between Peter D. Johnston and Boston Properties, Inc. dated as of August 25, 2005. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Quarterly Report of Form 10-Q filed on November 9, 2005.)

10.21*	Employment Agreement by and between Bryan J. Koop and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.10 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.22*	Employment Agreement by and between Mitchell S. Landis and Boston Properties, Inc. dated as of November 26, 2002. (Incorporated by reference to Exhibit 10.11 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.23*	Employment Agreement by and between Douglas T. Linde and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.12 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.24*	Amended and Restated Employment Agreement by and between E. Mitchell Norville and Boston Properties, Inc. dated as of August 25, 2005. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report of Form 10-Q filed on November 9, 2005.)

10.25*	Employment Agreement by and between Robert E. Pester and Boston Properties, Inc. dated as of December 16, 2002. (Incorporated by reference to Exhibit 10.14 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.26*	Amended and Restated Employment Agreement by and between Raymond A. Ritchey and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.15 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.27*	Amended and Restated Employment Agreement by and between Robert E. Selsam and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.16 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.28*	Compensation Agreement between Boston Properties, Inc. and Robert E. Selsam, dated as of August 10, 1995 relating to 90 Church Street. (Incorporated by reference to Exhibit 10.26 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)
10.29*	Senior Executive Severance Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.17 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.30*	Senior Executive Severance Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and Edward H. Linde. (Incorporated by reference to Exhibit 10.18 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

Exhibits No.	Description

10.31*	Boston Properties, Inc. Senior Executive Severance Plan. (Incorporated by reference to Exhibit 10.19 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.32*	Boston Properties, Inc. Executive Severance Plan. (Incorporated by reference to Exhibit 10.20 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.33*	Form of Indemnification Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and certain officers and directors of Boston Properties, Inc. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2004.)

10.34*	Omnibus Option Agreement by and among Boston Properties Limited Partnership and the Grantors named therein, dated as of April 9, 1997. (Incorporated by reference to Exhibit 10.7 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)

10.35	Fourth Amended and Restated Revolving Credit Agreement, dated as of May 19, 2005, among Boston Properties Limited Partnership and the banks identified therein and Bank of America, N.A. as administrative agent, swingline lender and fronting bank, JPMorgan Chase Bank, N.A. as syndication agent, and Commerzbank AG, Keybank National Association and Wells Fargo Bank National Association as documentation agents, with Banc of America Securities LLC and J.P. Morgan Securities, Inc. acting as joint lead arrangers and joint bookrunners. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on May 23, 2005.)

10.36	Contribution and Conveyance Agreement concerning the Carnegie Portfolio, dated June 30, 1998, by and among Boston Properties, Inc., Boston Properties Limited Partnership, and the parties named therein as Landis Parties. (Incorporated by reference to Exhibit 99.3 to Boston Properties, Inc.’s Current Report on Form 8-K filed on July 15, 1998.)

10.37	Contribution Agreement, dated June 30, 1998, by and among Boston Properties, Inc., Boston Properties Limited Partnership, and the parties named therein as Landis Parties. (Incorporated by reference to Exhibit 99.4 to Boston Properties, Inc.’s Current Report on Form 8-K filed on July 15, 1998.)

10.38	Agreement, dated as of October 21, 2004, by and among Boston Properties Limited Partnership, Boston Properties, Inc., Alan B. Landis, The Landis Group, ABL Capital Corp. and Princeton Land Partners, L.L.C. (Incorporated by reference to Exhibit 99.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on October 25, 2004.)

10.39	Development Agreement, dated as of June 30, 1998, by and among Boston Properties Limited Partnership, ABL Capital Corp. and Princeton Land Partners, L.L.C. (Incorporated by reference to Exhibit 99.2 to Boston Properties, Inc.’s Current Report on Form 8-K filed on October 25, 2004.)

10.40	First Amendment to Development Agreement, dated as of October 21, 2004, by and among Boston Properties Limited Partnership, ABL Capital Corp. and Princeton Land Partners, L.L.C. (Incorporated by reference to Exhibit 99.3 to Boston Properties, Inc.’s Current Report on Form 8-K filed on October 25, 2004.)
10.41	Purchase and Sale Agreement, dated as of November 12, 1998, by and between Two Embarcadero Center West and BP OFR LLC. (Incorporated by reference to Exhibit 99.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on November 25, 1998.)

10.42	Contribution Agreement, dated as of November 12, 1998, by and among Boston Properties, Inc., Boston Properties Limited Partnership, Embarcadero Center Investors Partnership and the partners in Embarcadero Center Investors Partnership listed on Exhibit A thereto. (Incorporated by reference to Exhibit 99.2 to Boston Properties, Inc.’s Current Report on Form 8-K filed on November 25, 1998.)

Exhibits No.	Description

10.43	Contribution Agreement, dated as of November 12, 1998, by and among Boston Properties, Inc., Boston Properties Limited Partnership, Three Embarcadero Center West and the partners in Three Embarcadero Center West listed on Exhibit A thereto. (Incorporated by reference to Exhibit 99.3 to Boston Properties, Inc.’s Current Report on Form 8-K filed on November 25, 1998.)

10.44	Three Embarcadero Center West Redemption Agreement, dated as of November 12, 1998, by and among Three Embarcadero Center West, Boston Properties Limited Partnership, BP EC West LLC, The Prudential Insurance Company of America, PIC Realty Corporation and Prudential Realty Securities II, Inc. (Incorporated by reference to Exhibit 99.4 to Boston Properties, Inc.’s Current Report on Form 8-K filed on November 25, 1998.)

10.45	Three Embarcadero Center West Property Contribution Agreement, dated as of November 12, 1998, by and among Three Embarcadero Center West, The Prudential Insurance Company of America, PIC Realty Corporation, Prudential Realty Securities II, Inc., Boston Properties Limited Partnership, Boston Properties, Inc. and BP EC West LLC. (Incorporated by reference to Exhibit 99.5 to Boston Properties, Inc.’s Current Report on Form 8-K filed on November 25, 1998.)

10.46	Master Agreement by and between New York State Common Retirement Fund and Boston Properties Limited Partnership, dated as of May 12, 2000. (Incorporated by reference to Exhibit 10.54 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 30, 2001.)

10.47	Contract of Sale, dated as of February 6, 2001, by and between Dai-Ichi Life Investment Properties, Inc., as seller, and Skyline Holdings LLC, as purchaser. (Incorporated by reference to Exhibit 99.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on May 10, 2001.)

10.48	Agreement to Enter into Assignment and Assumption of Unit Two Contract of Sale, dated as of February 6, 2001, by and between Dai-Ichi Life Investment Properties, Inc., as assignor, and Skyline Holdings II LLC, as assignee. (Incorporated by reference to Exhibit 99.2 to Boston Properties, Inc.’s Current Report on Form 8-K filed on May 10, 2001.)

10.49	Contract of Sale, dated as of November 22, 2000, by and between Citibank, N.A., as seller, and Dai-Ichi Life Investment Properties, Inc., as purchaser. (Incorporated by reference to Exhibit 99.3 to Boston Properties, Inc.’s Current Report on Form 8-K filed on May 10, 2001.)

10.50	Assignment and Assumption Agreement, dated as of April 25, 2001, by and between Skyline Holdings LLC, as assignor, and BP/CGCenter I LLC, as assignee. (Incorporated by reference to Exhibit 99.4 to Boston Properties, Inc.’s Current Report on Form 8-K filed on May 10, 2001.)

10.51	Assignment and Assumption Agreement, dated as of April 25, 2001, by and between Skyline Holdings II LLC, as assignor, and BP/CGCenter II LLC, as assignee. (Incorporated by reference to Exhibit 99.5 to Boston Properties, Inc.’s Current Report on Form 8-K filed on May 10, 2001.)

10.52	Assignment and Assumption of Contract of Sale, dated as of April 25, 2001, by and among Dai-Ichi Life Investment Properties, Inc., as assignor, BP/CGCenter II LLC, as assignee, and Citibank, N.A., as seller. (Incorporated by reference to Exhibit 99.6 to Boston Properties, Inc.’s Current Report on Form 8-K filed on May 10, 2001.)
10.53	Amended and Restated Operating Agreement of BP/CGCenter Acquisition Co. LLC, a Delaware limited liability company. (Incorporated by reference to Exhibit 99.7 to Boston Properties, Inc.’s Current Report on Form 8-K filed on May 10, 2001.)

12.1	Statement re Computation of Ratios. (Filed herewith.)

21.1	Schedule of Subsidiaries of Boston Properties Limited Partnership. (Filed herewith.)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accountants. (Filed herewith.)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

Exhibits No.	Description

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

32.2	Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

*	Indicates management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner

Date

March16, 2006

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

March16, 2006

	By:	/s/ MORTIMER B. ZUCKERMAN
Mortimer B. Zuckerman
Chairman of the Board of Directors

By:	/s/ EDWARD H. LINDE
Edward H. Linde
Director, President and Chief Executive Officer

By:	/s/ LAWRENCE S. BACOW
Lawrence S. Bacow
Director

By:	/s/ ZOË BAIRD
Zoë Baird
Director

By:	/s/ WILLIAM M. DALEY
William M. Daley
Director

By:	/s/ CAROL B. EINIGER
Carol B. Einiger
Director

By:	/s/ ALAN J. PATRICOF
Alan J. Patricof
Director

By:	/s/ RICHARD E. SALOMON
Richard E. Salomon
Director

By:	/s/ MARTIN TURCHIN
Martin Turchin
Director

By:	/s/ DAVID A. TWARDOCK
David A. Twardock
Director

By:	/s/ DOUGLAS T. LINDE
Douglas T. Linde
Executive Vice President, Chief Financial Officer and Principal Financial Officer

By:	/s/ ARTHUR S. FLASHMAN
Arthur S. Flashman
Vice President, Controller and Principal Accounting Officer