Form 10-Q
period 2006-03-31
BOSTON PROPERTIES LTD PARTNERSHIP
filed 2006-05-10
CIK 1043121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

BOSTON PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q

for the quarter ended March 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1—Financial Statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for unit amounts)

	March 31, 2006	December 31, 2005
ASSETS
Real estate, at cost	$8,713,080	$8,579,460
Construction in progress	107,051	177,576
Land held for future development	185,119	244,740
Less: accumulated depreciation	(1,314,032)	(1,259,099)

Total real estate	7,691,218	7,742,677
Cash and cash equivalents	32,214	261,496
Cash held in escrows	23,715	25,618
Tenant and other receivables (net of allowance for doubtful accounts $2,301 and $2,519, respectively)	41,458	52,668
Accrued rental income (net of allowance of $1,060 and $2,638, respectively)	316,048	302,356
Deferred charges, net	246,214	242,660
Prepaid expenses and other assets	91,646	41,261
Investments in unconsolidated joint ventures	98,836	90,207

Total assets	$8,541,349	$8,758,943

LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$3,185,550	$3,297,192
Unsecured senior notes (net of discount of $3,837 and $3,938, respectively)	1,471,163	1,471,062
Unsecured line of credit	40,000	58,000
Accounts payable and accrued expenses	86,938	109,823
Distributions payable	95,344	107,643
Accrued interest payable	39,269	47,911
Other liabilities	98,296	154,123

Total liabilities	5,016,560	5,245,754

Commitments and contingencies	—	—

Minority interests in property partnerships	17,579	17,954

Redeemable partnership units—3,701,335 preferred units outstanding (4,857,395 common units at redemption value, if converted) at March 31, 2006 and December 31, 2005, and 21,541,823 and 21,758,545 common units outstanding at redemption value at March 31, 2006 and December 31, 2005, respectively	2,461,727	1,973,040

Partners’ capital—1,343,555 and 1,343,008 general partner units and 111,470,102 and 111,199,254 limited partner units outstanding at March 31, 2006 and December 31, 2005, respectively (such amounts are inclusive of accumulated other comprehensive income (loss) of $7,541 and ($8,881) at March 31, 2006 and December 31, 2005, respectively)	1,045,483	1,522,195

Total liabilities, redeemable partnership units and partners’ capital	$8,541,349	$8,758,943

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2006	2005
	(in thousands, except for per unit amounts)
Revenue
Rental:
Base rent	$276,398	$278,748
Recoveries from tenants	47,193	43,337
Parking and other	13,829	13,925

Total rental revenue	337,420	336,010
Hotel revenue	12,343	12,096
Development and management services	4,376	4,536
Interest and other	1,965	1,631

Total revenue	356,104	354,273

Expenses
Operating:
Rental	112,614	108,484
Hotel	11,477	10,809
General and administrative	14,642	14,813
Interest	74,817	79,354
Depreciation and amortization	66,141	67,246
Loss from early extinguishment of debt	467	—

Total expenses	280,158	280,706

Income before minority interest in property partnership, income from unconsolidated joint ventures, gains on sales of real estate, discontinued operations and preferred distributions	75,946	73,567
Minority interest in property partnership	1,236	1,652
Income from unconsolidated joint ventures	1,290	1,335

Income before gains on sales of real estate, discontinued operations and preferred distributions	78,472	76,554
Gains on sales of real estate	6,473	1,445

Income before discontinued operations and preferred distributions	84,945	77,999
Discontinued operations:
Loss from discontinued operations	—	(351)

Net income before preferred distributions	84,945	77,648
Preferred distributions	(3,514)	(3,726)

Net income available to common unitholders	$81,431	$73,922

Basic earnings per common unit:
Income available to common unitholders before discontinued operations	$0.61	$0.56
Discontinued operations	—	—

Net income available to common unitholders	$0.61	$0.56

Weighted average number of common units outstanding	133,853	131,825

Diluted earnings per common unit:
Income available to common unitholders before discontinued operations	$0.60	$0.55
Discontinued operations	—	—

Net income available to common unitholders	$0.60	$0.55

Weighted average number of common and common equivalent units outstanding	136,501	134,002

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2006	2005
	(in thousands)
Net income before preferred distributions	$84,945	$77,648
Other comprehensive income:
Effective portion of interest rate contracts	16,248	—
Amortization of interest rate contracts	174	174

Other comprehensive income	16,422	174

Comprehensive income	$101,367	$77,822

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income before preferred distributions	$84,945	$77,648
Adjustments to reconcile net income before preferred distributions to net cash provided by operating activities:
Depreciation and amortization	66,141	67,612
Non-cash portion of interest expense	1,362	1,545
Non-cash compensation expense	2,548	2,305
Loss from early extinguishment of debt	467	—
Minority interest in property partnership	(1,236)	(1,652)
Earnings in excess of distributions from unconsolidated joint ventures	(570)	(681)
Gains on sales of real estate	(6,473)	(1,445)
Change in assets and liabilities:
Cash held in escrows	1,903	(858)
Tenant and other receivables, net	11,210	(6,011)
Accrued rental income, net	(13,692)	(20,799)
Prepaid expenses and other assets	(35,071)	(26,038)
Accounts payable and accrued expenses	(8,428)	5,463
Accrued interest payable	(8,642)	(8,683)
Other liabilities	(5,639)	2,920
Tenant leasing costs	(5,850)	(7,679)

Total adjustments	(1,970)	5,999

Net cash provided by operating activities	82,975	83,647

Cash flows from investing activities:
Acquisitions/additions to real estate	(67,098)	(66,858)
Net investments in unconsolidated joint ventures	(7,291)	3,376
Net proceeds (payments) from the sales of real estate	(4,821)	5,289

Net cash used in investing activities	(79,210)	(58,193)

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2006	2005
	(in thousands)
Cash flows from financing activities:
Borrowings on unsecured line of credit	195,000	—
Repayments of unsecured line of credit	(213,000)	—
Proceeds from mortgage notes payable	20,278	12,442
Repayments of mortgage notes payable	(131,920)	(13,331)
Proceeds from a real estate financing transaction	—	39,743
Distributions	(106,771)	(89,429)
Net proceeds from the issuance of common units	244	—
Partner contributions	2,288	876
Contributions (distributions) from/to minority interest holders, net	861	(5,670)
Deferred financing costs	(27)	(122)

Net cash used in financing activities	(233,047)	(55,491)

Net decrease in cash and cash equivalents	(229,282)	(30,037)
Cash and cash equivalents, beginning of period	261,496	239,344

Cash and cash equivalents, end of period	$32,214	$209,307

Supplemental disclosures:
Cash paid for interest	$83,789	$87,185

Interest capitalized	$1,692	$693

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$12,582	$7,722

Distributions declared but not paid	$95,344	$91,259

Conversions of Redeemable partnership units to Partners’ capital	$2,588	$2,230

Issuance of restricted securities to employees and directors	$—	$12,451

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Boston Properties Limited Partnership (the “Company”), a Delaware limited partnership, is the entity through which Boston Properties, Inc., a self-administered and self-managed real estate investment trust (“REIT”), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Boston Properties, Inc. is the sole general partner of the Company and at March 31, 2006 owned an approximate 81.0% (80.2% at March 31, 2005) general and limited partnership interest in the Company. Partnership interests in the Company are denominated as “common units of partnership interest” (also referred to in this report as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”).

Unless specifically noted otherwise, all references to OP Units exclude units held by Boston Properties, Inc. A holder of an OP Unit may present such OP Unit to the Company for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Company must redeem such OP Unit for cash equal to the then value of a share of common stock of Boston Properties, Inc. (“Common Stock”). In lieu of a cash redemption, Boston Properties, Inc. may elect to acquire such OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that Boston Properties, Inc. owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. An LTIP Unit is generally the economic equivalent of a share of restricted common stock of Boston Properties, Inc. LTIP Units, whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock.

At March 31, 2006, there was one series of Preferred Units outstanding (i.e., Series Two Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Company. Preferred Units may also be converted into OP Units at the election of the holder thereof or the Company in accordance with the amendment to the partnership agreement (See also Note 8).

All references to the Company refer to Boston Properties Limited Partnership and its consolidated subsidiaries, collectively, unless the context otherwise requires.

Properties

At March 31, 2006, the Company owned or had interests in a portfolio of 123 commercial real estate properties (121 and 125 properties at December 31, 2005 and March 31, 2005, respectively) (the “Properties”) aggregating approximately 42.7 million net rentable square feet (approximately 42.0 million and 44.1 million net rentable square feet at December 31, 2005 and March 31, 2005, respectively), including four properties under construction and one redevelopment/expansion project collectively totaling approximately 1.2 million net rentable square feet, and structured parking for approximately 32,925 vehicles containing approximately 9.6 million square feet. At March 31, 2006, the Properties consist of:

•	119 office properties, including 101 Class A office properties (including four properties under construction) and 18 Office/Technical properties;

•	two hotels; and

•	two retail properties.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company owns or controls undeveloped land parcels totaling approximately 522.3 acres. In addition, the Company has a 25% interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company intends to pursue the acquisition of value-added investments in assets within its existing markets. The Company’s investments through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At March 31, 2006, the Value-Added Fund had investments in an office complex in Herndon, Virginia and an office property in Chelmsford, Massachusetts.

The Company considers Class A office properties to be centrally located buildings that are professionally managed and maintained, that attract high-quality tenants and command upper-tier rental rates, and that are modern structures or have been modernized to compete with newer buildings. The Company considers Office/Technical properties to be properties that support office, research and development, laboratory and other technical uses.

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2005.

3. Real Estate Activity During the Three Months Ended March 31, 2006

Development

On January 17, 2006, the Company placed-in-service its Seven Cambridge Center development project located in Cambridge, Massachusetts. Seven Cambridge Center is a fully-leased, build-to-suit project with approximately 231,000 net rentable square feet of office, research laboratory and retail space. The Company has leased 100% of the space to the Massachusetts Institute of Technology for occupancy by its affiliate, the Eli and Edythe L. Broad Institute. On October 1, 2005, the Company had placed-in-service the West Garage phase of the project consisting of parking for approximately 800 cars.

On March 31, 2006, the Company commenced construction of South of Market, a Class A office project consisting of two buildings aggregating approximately 402,000 net rentable square feet located in Reston, Virginia.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dispositions

On February 23, 2005, the Company sold a parcel of land at the Prudential Center located in Boston, Massachusetts for a net sale price of approximately $31.5 million and an additional obligation of the buyer to fund approximately $19.6 million of costs at the Prudential Center for aggregate proceeds of $51.1 million. Due to the structure of the transaction and certain continuing involvement provisions related to the development of the property, this transaction did not qualify as a sale for financial reporting purposes and had been accounted for as a financing transaction. On January 3, 2006, the continuing involvement provisions expired and the Company recognized a gain on sale of approximately $5.7 million.

4. Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consist of the following at March 31, 2006:

Entity	Properties	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50.0%
The Metropolitan Square Associates LLC	Metropolitan Square	51.0	% (1)
BP/CRF 265 Franklin Street Holdings LLC	265 Franklin Street	35.0%
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	% (2)
Wisconsin Place Entities	Wisconsin Place	23.9	% (3)(4)
Boston Properties Office Value-Added Fund, L.P.	Worldgate Plaza and 300 Billerica Road	25.0	% (2)
KEG Associates I, LLC	505 9th Street	50.0	% (3)
New York Land Venture	New York Land	50.0	% (3)

(1)	This joint venture is accounted for under the equity method due to participatory rights of the outside partner.
(2)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(3)	The property is not in operation (i.e., under construction or undeveloped land).
(4)	Represents the Company’s effective ownership interest. The Company has a 66.67%, 5% and 0% interest in the office, retail and residential joint venture entities, respectively, each of which owns a 33.33% interest in the entity developing and owning the land and infrastructure of the project.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

On March 13, 2006, a joint venture in which the Company has a 50% interest acquired a land parcel located in New York City for a purchase price of approximately $6.0 million.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	March 31, 2006	December 31, 2005
	(in thousands)
ASSETS
Real estate and development in process, net	$743,049	$733,908
Other assets	67,785	67,654

Total assets	$810,834	$801,562

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable (1)	$587,455	$587,727
Other liabilities	17,755	18,717
Members’/Partners’ equity	205,624	195,118

Total liabilities and members’/partners’ equity	$810,834	$801,562

Company’s share of equity	$96,133	$87,489
Basis differentials (2)	2,703	2,718

Carrying value of the Company’s investments in unconsolidated joint ventures	$98,836	$90,207

(1)	The Company and its third-party joint venture partners in the Wisconsin Place Entities have guaranteed the seller financing totaling $15.5 million related to the acquisition of the land by the Land and Infrastructure Entity. The fair value of the Company’s stand-ready obligation related to the issuance of this guarantee is immaterial.
(2)	This amount represents the aggregate difference between the Company’s historical cost basis reflected and the basis reflected at the joint venture level, which is typically amortized over the life of the related asset. Basis differentials occur primarily upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

The combined summarized statements of operations of the joint ventures are as follows:

	For the three months ended March 31,
	2006	2005
	(in thousands)
Total revenue	$25,216	$23,448
Expenses
Operating	8,539	7,496
Interest	8,568	7,913
Depreciation and amortization	6,066	4,812

Total expenses	23,173	20,221

Net income	$2,043	$3,227

Company’s share of net income	$1,290	$1,335

5. Mortgage Notes Payable

On January 31, 2006, the Company repaid the mortgage loan collateralized by its 101 Carnegie Center property located in Princeton, New Jersey totaling approximately $6.6 million using available cash. There was no

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prepayment penalty associated with the repayment. The mortgage loan bore interest at a fixed rate of 7.66% per annum and was scheduled to mature on April 1, 2006.

On February 24, 2006, the Company repaid the construction financing collateralized by its Seven Cambridge Center property located in Cambridge, Massachusetts totaling approximately $112.5 million using approximately $7.5 million of available cash and $105.0 million drawn under the Company’s Unsecured Line of Credit. There was no prepayment penalty associated with the repayment. The Company recognized a loss from early extinguishment of debt totaling approximately $0.5 million consisting of the write-off of unamortized deferred financing costs. The construction financing bore interest at a variable rate equal to LIBOR plus 1.10% per annum and was scheduled to mature in April 2007.

During 2005, the Company entered into forward-starting interest rate swap contracts which fix the ten-year treasury rate for a financing in February 2007 at a weighted-average rate of 4.34% per annum on notional amounts aggregating $500.0 million. The swaps go into effect in February 2007 and expire in February 2017. The Company entered into the interest rate swap contracts designated and qualifying as a cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the Treasury rate in contemplation of obtaining ten-year fixed-rate financing in early 2007. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments. The Company has formally documented all of its relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also assesses and documents, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. All components of the forward-starting interest rate swap contracts were included in the assessment of hedge effectiveness. At March 31, 2006, derivatives with a fair value of $22.3 million were included in Prepaid Expenses and Other Assets within the Company’s Consolidated Balance Sheets. For the three months ended March 31, 2006, the Company has recorded the changes in fair value of the swap contracts related to the effective portion of the interest rate contracts totaling approximately $16.2 million in Accumulated Other Comprehensive Income (Loss) within the Company’s Consolidated Balance Sheets. The accumulated comprehensive income (loss) will be reclassified to interest expense over the term of the forecasted fixed-rate debt. The Company does not expect to reclassify any amounts recorded within Accumulated Other Comprehensive Income (Loss) relating to the forward-starting interest rate swap contracts within the next twelve months.

6. Unsecured Line of Credit

On May 19, 2005, the Company modified its $605.0 million unsecured revolving credit facility (the “Unsecured Line of Credit”) by extending the maturity date from January 17, 2006 to October 30, 2007, with a provision for a one-year extension at the option of the Company, subject to certain conditions, and by reducing the per annum variable interest rate on outstanding balances from Eurodollar plus 0.70% to Eurodollar plus 0.65% per annum. Under the Unsecured Line of Credit, a facility fee equal to 15 basis points per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in the Company’s unsecured debt ratings. The Unsecured Line of Credit involves a syndicate of lenders. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a reduced Eurodollar rate. The Company had an outstanding balance on the Unsecured Line of Credit of $265.0 million at March 31, 2006, of which $225.0 million is collateralized by the Company’s 599 Lexington Avenue property and therefore is included in Mortgage Notes Payable in the Company’s Consolidated Balance Sheets.

The terms of the Unsecured Line of Credit require that the Company maintain a number of customary financial and other covenants on an ongoing basis, including: (1) a leverage ratio not to exceed 60%, however for

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company and its third-party joint venture partners have guaranteed the seller financing totaling $15.5 million related to the acquisition of the land by the WP Project Developer LLC, the Land and Infrastructure Entity of the Wisconsin Place joint venture entities.

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

Insurance

The Company carries insurance coverage on its properties of types and in amounts and with deductibles that it believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act, or TRIA, was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) through December 31, 2004, which date was extended to December 31, 2005 by the United States Department of Treasury on June 18, 2004 and which date was further extended to December 31, 2007 by the Terrorism Risk Insurance Extension Act of 2005 (the “TRIA Extension Act”). TRIA expires on December 31, 2007, and the Company cannot currently anticipate whether it will be extended. Effective as of March 1, 2006, the Company’s property insurance program per occurrence limits were decreased from $1 billion to $800 million, including coverage for both “certified” and “non-certified” acts of terrorism by TRIA. The amount of such insurance available in the market has decreased because of the natural disasters which occurred during 2005. The Company also carries nuclear, biological, chemical and radiological terrorism insurance coverage (“NBCR Coverage”) for “certified” acts of terrorism as defined by TRIA, which is provided by IXP, Inc. as a direct insurer. Effective as of March 1, 2006, the Company extended the NBCR Coverage to March 1, 2007, excluding the Company’s Value-Added Fund properties. Effective as of March 1, 2006, the per occurrence limit for NBCR Coverage was decreased from $1 billion to $800 million. Under TRIA, after the payment of the required deductible and coinsurance the NBCR Coverage is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” Under the TRIA Extension Act (a) the program trigger is $5 million through

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2006, $50 million from April 1, 2006 through December 31, 2006 and $100 million from January 1, 2007 through December 31, 2007 and (b) the coinsurance is 10% through December 31, 2006 and 15% through December 31, 2007. The Company may elect to terminate the NBCR Coverage when the program trigger increases on January 1, 2007, if there is a change in its portfolio or for any other reason. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance and maintain insurance in amounts and on terms that are commercially reasonable.

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

In January 2002, the Company formed a wholly-owned taxable REIT subsidiary, IXP, Inc., or IXP, to act as a captive insurance company and be one of the elements of the Company’s overall insurance program. IXP acts as a direct insurer with respect to a portion of the Company’s earthquake insurance coverage for its Greater San Francisco properties and the Company’s NBCR Coverage for “certified acts of terrorism” under TRIA. Insofar as the Company owns IXP, it is responsible for its liquidity and capital resources, and the accounts of IXP are part of the Company’s consolidated financial statements. In particular, if a loss occurs which is covered by the Company’s NBCR Coverage but is less than the applicable program trigger under TRIA, IXP would be responsible for the full amount of the loss without any backstop by the Federal Government. If the Company experiences a loss and IXP is required to pay under its insurance policy, the Company would ultimately record the loss to the extent of IXP’s required payment. Therefore, insurance coverage provided by IXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

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

8. Redeemable Partnership Units

As of March 31, 2006, redeemable partnership units consisted of 21,167,704 OP Units, 374,119 LTIP Units and 3,701,335 Series Two Preferred Units (or 4,857,395 OP Units on an as converted basis) held by parties other than Boston Properties, Inc.

The Preferred Units at March 31, 2006 consist solely of 3,701,335 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) an increasing rate, ranging from 5.00% to 7.00% per annum (7.00% for the three months ended March 31, 2006 and 2005) on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). Distributions to holders of Preferred Units are recognized on a straight-line basis that approximates the effective interest method. Because the redemption option and the conversion option are outside the control of the Company, such Preferred Units are not included in Partners’ Capital and are reflected in the consolidated balance sheets at an amount equivalent to the value of such units had such units been redeemed at March 31, 2006 and December 31, 2005. Included in preferred distributions in the Consolidated Statements of Operations is accretion of approximately $0.4 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively, which represents the accretion of Preferred Units from the value at issuance to the liquidation value.

During the three months ended March 31, 2006, 210,020 OP Units were presented by the holders for redemption and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock. The aggregate book value of the OP Units that were redeemed, as measured for each OP Unit on the date of its redemption, was approximately $2.6 million.

On January 30, 2006, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit to holders of record on December 30, 2005.

On February 15, 2006, the Company paid a distribution on its outstanding Series Two Preferred Units of $4.17323 per unit, which amount includes the impact of the special cash distribution on the OP Units and LTIP Units declared by Boston Properties, Inc., as general partner of the Company, in July 2005 and paid on October 31, 2005.

On March 17, 2006, Boston Properties, Inc., as general partner of the Company declared a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit payable on April 28, 2006 to holders of record on March 31, 2006.

9. Partners’ Capital

As of March 31, 2006, Boston Properties, Inc. owned 1,343,555 general partner units and 111,470,102 limited partner units.

During the three months ended March 31, 2006, Boston Properties, Inc. acquired 210,020 OP Units in connection with the redemption of an equal number of redeemable partnership units from third parties.

On January 30, 2006, the Company paid a distribution in the amount of $0.68 per OP Unit to unitholders of record as of the close of business on December 30, 2005.

On March 17, 2006, Boston Properties, Inc., as general partner of the Company, declared a distribution in the amount of $0.68 per OP Unit payable on April 28, 2006 to unitholders of record as of the close of business on March 31, 2006.

10. Discontinued Operations

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets that are to be

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disposed of by sale be measured at the lesser of (1) book value or (2) fair value less cost to sell. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

The Company did not sell any operating properties during the three months ended March 31, 2006. During the year ended December 31, 2005, the Company sold the following operating properties:

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

Due to the Company’s continuing involvement in the management, for a fee, of the 100 East Pratt Street, Riverfront Plaza and Embarcadero Center West Tower properties through agreements with the buyers, these properties are not categorized as discontinued operations in the accompanying Consolidated Statements of Operations. The Company has presented the other properties listed above as discontinued operations in its Consolidated Statements of Operations for the three months ended March 31, 2005, as applicable.

The following table summarizes loss from discontinued operations for the three months ended March 31, 2006 and 2005:

	For the three months ended March 31,
	2006	2005
	(in thousands)
Total revenue	$—	$1,919
Operating expenses	—	(1,904)
Depreciation and Amortization	—	(366)

Loss from discontinued operations	$—	($351)

The Company’s application of SFAS No. 144 results in the presentation of the net operating results of these qualifying properties sold during 2005 as loss from discontinued operations. The application of SFAS No. 144 does not have an impact on net income available to common unitholders. SFAS No. 144 only impacts the presentation of these properties within the Consolidated Statements of Operations.

11. Earnings Per Common Unit

Earnings per common unit have been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both the net income and the number of common units used in the computation

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of basic earnings per common unit, which is calculated by dividing net income available to common unitholders by the weighted-average number of common units outstanding during the period. During 2004, the Company adopted EITF 03-6 “Participating Securities and the Two-Class Method under FASB 128” (“EITF 03-6”), which provides further guidance on the definition of participating securities. Pursuant to EITF 03-6, the Company’s Series Two Preferred Units, which are reflected as Redeemable Partnership Units in the Company’s Consolidated Balance Sheets, are considered participating securities and are included in the computation of basic and diluted earnings per common unit of the Company if the effect of applying the if-converted method is dilutive. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of the Company, as well as Common Stock of Boston Properties, Inc. Accordingly, for the reporting periods in which the Company’s net income is in excess of distributions paid on the OP Units, LTIP Units and Series Two Preferred Units, such income is allocated to the OP Units, LTIP Units and Series Two Preferred Units in proportion to their respective interests and the impact is included in the Company’s consolidated basic and diluted earnings per common unit computation. There were no amounts required to be allocated to the Series Two Preferred Units for the three months ended March 31, 2006 and 2005. Other potentially dilutive common units, and the related impact on earnings, are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 21,344,000 and 21,638,000 redeemable common units for the three months ended March 31, 2006 and 2005, respectively.

	For the three months ended March 31, 2006
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income available to common unitholders before discontinued operations	$81,431	133,853	$0.61
Discontinued operations	—	—	—

Net income available to common unitholders	81,431	133,853	0.61
Effect of Dilutive Securities:
Stock Based Compensation	—	2,648	(0.01)
Diluted Earnings:

Net income	$81,431	136,501	$0.60

	For the three months ended March 31, 2005
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income available to common unitholders before discontinued operations	$74,273	131,825	$0.56
Discontinued operations	(351)	—	(0.00)

Net income available to common unitholders	73,922	131,825	0.56
Effect of Dilutive Securities:
Stock Based Compensation	—	2,177	(0.01)
Diluted Earnings:

Net income	$73,922	134,002	$0.55

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services, general and administrative expenses, interest expense, depreciation and amortization expense, minority interest in property partnership, income from unconsolidated joint ventures, gains on sales of real estate, loss from discontinued operations and loss from early extinguishment of debt are not included in Net Operating Income as the internal reporting addresses these items on a corporate level.

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

Information by geographic area and property type:

Three months ended March 31, 2006 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$75,057	$53,334	$135,406	$46,538	$16,785	$327,120
Office/Technical	6,494	3,806	—	—	—	10,300
Hotels	12,343	—	—	—	—	12,343

Total	93,894	57,140	135,406	46,538	16,785	349,763

% of Total	26.84%	16.34%	38.71%	13.31%	4.80%	100.00%
Operating Expenses:
Class A	29,451	14,416	42,778	16,531	7,261	110,437
Office/Technical	1,423	754	—	—	—	2,177
Hotels	11,477	—	—	—	—	11,477

Total	42,351	15,170	42,778	16,531	7,261	124,091

% of Total	34.13%	12.23%	34.47%	13.32%	5.85%	100.00%

Net Operating Income	$51,543	$41,970	$92,628	$30,007	$9,524	$225,672

% of Total	22.84%	18.60%	41.04%	13.30%	4.22%	100.00%

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three months ended March 31, 2005 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$74,093	$63,676	$126,613	$49,223	$16,554	$330,159
Office/Technical	2,164	3,687	—	—	—	5,851
Hotels	12,096	—	—	—	—	12,096

Total	88,353	67,363	126,613	49,223	16,554	348,106

% of Total	25.38%	19.35%	36.37%	14.14%	4.76%	100.00%
Operating Expenses:
Class A	26,344	17,680	39,112	17,160	6,851	107,147
Office/Technical	536	801	—	—	—	1,337
Hotels	10,809	—	—	—	—	10,809

Total	37,689	18,481	39,112	17,160	6,851	119,293

% of Total	31.60%	15.49%	32.79%	14.38%	5.74%	100.00%

Net Operating Income	$50,664	$48,882	$87,501	$32,063	$9,703	$228,813

% of Total	22.14%	21.37%	38.24%	14.01%	4.24%	100.00%

The following is a reconciliation of net operating income to net income available to common unitholders:

	Three months ended March 31,
	2006	2005
	(in thousands)
Net operating income	$225,672	$228,813
Add:
Development and management services income	4,376	4,536
Interest and other income	1,965	1,631
Minority interest in property partnership	1,236	1,652
Income from unconsolidated joint ventures	1,290	1,335
Gains on sales of real estate	6,473	1,445
Less:
General and administrative expense	(14,642)	(14,813)
Interest expense	(74,817)	(79,354)
Depreciation and amortization expense	(66,141)	(67,246)
Loss from early extinguishment of debt	(467)	—
Loss from discontinued operations	—	(351)
Preferred distributions	(3,514)	(3,726)

Net income available to common unitholders	$81,431	$73,922

13. Newly Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). The purpose of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material impact on the Company’s cash flows, results of operations, financial position or liquidity.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires recognition of a servicing asset or a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS No. 156 also requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value and subsequently measured at fair value at each reporting date. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 to have a material impact on the Company’s cash flows, results of operations, financial position or liquidity.

14. Subsequent Events

On April 1, 2006, the Company placed-in-service 12290 Sunrise Valley, a 182,000 net rentable square foot Class A office property located in Reston, Virginia. The Company has leased 100% of the space.

On April 3, 2006, 322,147 Series Two Preferred Units of the Company were converted by the holders thereof into 422,765 OP Units. The OP Units were subsequently presented by the holders for redemption and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.

On April 6, 2006, the Company closed an offering of $400 million in aggregate principal amount of its 3.75% exchangeable senior notes due 2036. On May 2, 2006, the Company closed an additional $50 million aggregate principal amount of the notes as a result of the underwriter’s exercise of its over-allotment option. The notes will be exchangeable into Boston Properties, Inc.’s common stock at an initial exchange rate, subject to adjustment, of 8.9461 shares per $1,000 principal amount of notes (or an initial exchange price of approximately $111.78 per share of common stock) under the circumstances described in the prospectus supplement filed with the Securities and Exchange Commission on April 3, 2006. Noteholders may require the Company to purchase the notes at par initially on May 18, 2013 and, after that date, the notes will be redeemable at par at the option of the Company under the circumstances described in the prospectus supplement.

On April 13, 2006, the Company acquired a parcel of land located in Waltham, Massachusetts for a purchase price of $16.0 million.

On April 25, 2006, the Company executed a binding agreement for the sale of 280 Park Avenue, a Class A office property of approximately 1,179,000 net rentable square feet located in midtown Manhattan, for approximately $1.2 billion. Under the agreement, the Company has agreed to enter into a master lease agreement with the buyer at closing. Under the master lease agreement, the Company will guarantee that the buyer receives at least a minimum amount of base rent from approximately 74,340 square feet of space during the ten-year period following the expiration of the current leases for this space. The current leases for this space are scheduled to expire at various times between June 2006 and October 2007. The aggregate amount of base rent guaranteed by the Company over the entire period from 2006 to 2017 is approximately $67.3 million. The Company’s guarantee obligations, which will be in the form of base rent payments to the buyer, will be reduced by the amount of base rent payable, whether or not actually paid, under qualifying leases for this space that are obtained by the Company from prospective tenants. The buyer will bear all customary leasing costs for this space, including tenant improvements and leasing commissions. The Company has also agreed to provide to the buyer monthly revenue support from the closing date until December 31, 2008. The aggregate amount of the revenue support payments will be approximately $22.6 million. The sale is subject to the satisfaction of customary closing conditions and there can be no assurances that the sale will be consummated.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 27, 2006, the Company entered into a redemption agreement with the minority interest holders in the limited liability company that owns Citigroup Center. Under the agreement, the Company has agreed to redeem the outside members’ equity interests in the venture for an aggregate redemption price of $100 million, with $50 million to be paid at closing and $25 million to be paid on each of the first and second anniversaries of the closing or, if earlier, in connection with a sale of Citigroup Center. In addition, the parties agreed to terminate the existing tax protection agreement as of the closing.

On April 28, 2006, Boston Properties, Inc., the general partner of the Company, issued 5,862 shares of restricted stock and the Company issued 140,561 LTIP Units to employees, valued at an aggregate of approximately $12.9 million, under the stock option and incentive plan.

During April 2006, the Company issued 887,854 OP Units to Boston Properties, Inc. in connection with the exercise by certain employees of options to purchase Common Stock of Boston Properties, Inc.

On May 8, 2006, a joint venture in which the Company has a 50% interest acquired land parcels located in New York City for an aggregate purchase price of approximately $15.3 million.

BOSTON PROPERTIES LIMITED PARTNERSHIP

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, unless the context otherwise requires, the terms “BPLP,” “we,” “us,” “our” refer collectively to Boston Properties Limited Partnership, a Delaware limited partnership, and its subsidiaries, and its respective predecessor entities, considered as a single enterprise.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “result,” “should,” “will” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected by the forward-looking statements. We caution you that while forward-looking statements reflect our good-faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate);

•	risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments including the risk associated with interest rates impacting the cost and/or availability of financing;

•	risks associated with forward interest rate contracts and the effectiveness of such arrangements;

•	failure to manage effectively our growth and expansion into new markets and sub-markets or to integrate acquisitions successfully;

•	risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities);

•	risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets;

•	risks associated with actual or threatened terrorist attacks;

•	risks associated with the impact on our insurance program if TRIA, which expires on December 31, 2007, is not extended or is extended on different terms;

•	costs of compliance with the Americans with Disabilities Act and other similar laws;

•	potential liability for uninsured losses and environmental contamination;

BOSTON PROPERTIES LIMITED PARTNERSHIP

•	risks associated with Boston Properties, Inc.’s potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and possible adverse changes in tax and environmental laws;

•	risks associated with possible state and local tax audits;

•	risks associated with our dependence on key personnel whose continued service is not guaranteed; and

•	the other risk factors identified in our most recently filed annual report on Form 10-K, including those described under the caption “Risk Factors.”

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

Overview

Boston Properties Limited partnership is the entity through which Boston Properties, Inc., a fully integrated self-administered and self-managed real estate investment trust, or “REIT,” and one of the larges owners and developers of office properties in the United States, conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Our properties are concentrated in five markets—Boston, midtown Manhattan, Washington, D.C., San Francisco and Princeton, N.J. We generate revenue and cash primarily by leasing our Class A office space to our tenants. Factors we consider when we lease space include the creditworthiness of the tenant, the length of the lease, the rental rate to be paid, the costs of tenant improvements, operating costs and real estate taxes, our current and anticipated vacancy, current and anticipated future demand for office space and general economic factors. We also generate cash through the sale of assets, which may be either non-core assets that have limited growth potential or core assets that command premiums from real estate investors.

The office markets in which we operate continued to show dramatic improvement into the first quarter of 2006. We continue to experience strong rental growth in midtown Manhattan, San Francisco, Washington, D.C. and the Boston suburbs. In addition, during the first quarter of 2006, the Boston central business district and South San Francisco showed improvement. We expect this trend to continue, but its impact on our rental revenues will be felt gradually given the modest magnitude of 2006 lease expirations. Moreover, some of the leases that expire in 2006 reflect the high rents achieved in the late 1990s and early 2000s, and therefore we will experience some roll down in rents despite the positive overall trends.

We continue to believe that the best utilization of our management skills is in the continued success of our development strategies. Given current market conditions, we generally believe that the returns we can generate from developments will be significantly greater than those we can expect to realize from acquisitions. As a result, we continue to pursue new development opportunities, which is one of our core capabilities. We are also considering alternative uses (i.e., non-office) for some of our land holdings and may participate in or undertake alternative development projects. We currently own land totaling approximately 6.8 million developable square feet in our portfolio with another 2.4 million developable square feet in land purchase options.

BOSTON PROPERTIES LIMITED PARTNERSHIP

On April 25, 2006, we executed a binding agreement for the sale of 280 Park Avenue, a Class A office property located in midtown Manhattan, for approximately $1.2 billion. We believe this agreement evidences a trend that sees allocators of capital continuing to place a premium on high-quality, well located office buildings resulting in lower capitalization rates and higher prices per square foot. As an owner of these types of assets, we are pleased with higher valuations, and we intend to continue selectively selling some of our assets (including large core assets) to realize some of this value. Unfortunately, the same market conditions that are leading to record valuations for Class A office buildings and that make significant asset sales attractive to us are also continuing to make it more difficult for us to acquire assets at what we believe to be attractive rates of return.

To the extent that we sell a significant amount of assets and cannot efficiently use the proceeds for either our development activities or attractive acquisitions, we would, at the appropriate time, decide whether it is better to declare a special distribution, facilitate a stock repurchase program by Boston Properties, Inc., reduce our indebtedness or retain the cash for future investment opportunities. Such a decision will depend on many factors including, among others, the timing, availability and terms of development and acquisition opportunities, our then-current and anticipated leverage, the price of Boston Properties, Inc.’s common stock and REIT distribution requirements. We expect that we would distribute at least that amount of proceeds necessary for Boston Properties, Inc. to declare a corresponding dividend and avoid paying corporate level tax on the applicable gains realized from any asset sales.

The highlights of the three months ended March 31, 2006 included the following:

•	On January 3, 2006, we completed the previously disclosed sale of a parcel of land at the Prudential Center located in Boston, Massachusetts, which is being developed as the Mandarin Oriental, a hotel and condominium mixed-use complex.

•	On January 17, 2006, we placed-in-service our Seven Cambridge Center development project located in Cambridge, Massachusetts. Seven Cambridge Center is a fully-leased, build-to-suit project with approximately 231,000 net rentable square feet of office, research laboratory and retail space. We have leased 100% of the space to the Massachusetts Institute of Technology for occupancy by its affiliate, the Eli and Edythe L. Broad Institute. On October 1, 2005, we had placed-in-service the West Garage phase of the project consisting of parking for approximately 800 cars.

•	On January 31, 2006, we repaid the mortgage loan collateralized by our 101 Carnegie Center property located in Princeton, New Jersey totaling approximately $6.6 million using available cash. There was no prepayment penalty associated with the repayment. The mortgage loan bore interest at a fixed rate of 7.66% per annum and was scheduled to mature on April 1, 2006.

•	On February 24, 2006, we repaid the construction financing collateralized by our Seven Cambridge Center property located in Cambridge, Massachusetts totaling approximately $112.5 million using approximately $7.5 million of available cash and $105.0 million drawn under the Company’s Unsecured Line of Credit. The construction financing bore interest at a variable rate equal to LIBOR plus 1.10% per annum and was scheduled to mature in April 2007.

•	On March 13, 2006, a joint venture in which we have a 50% interest acquired a land parcel located in New York City for a purchase price of approximately $6.0 million.

•	On March 31, 2006, we commenced construction of South of Market, a Class A office project consisting of two buildings aggregating approximately 402,000 net rentable square feet located in Reston, Virginia. We expect that the project will be complete and initial occupancy is expected in the first quarter of 2008.

•	On March 31, 2006, Boston Properties, Inc. was added to the Standard & Poor’s 500 Index, a world-renowned index which includes 500 leading companies in selected industries of the U.S. economy.

BOSTON PROPERTIES LIMITED PARTNERSHIP

•	For the third year in a row we were selected as one of America’s Most Admired Companies in the Real Estate Industry according to FORTUNE® magazine.

Transactions completed subsequent to March 31, 2006:

•	On April 1, 2006, we placed-in-service 12290 Sunrise Valley, a 182,000 net rentable square foot Class A office property located in Reston, Virginia. We have leased 100% of the space.

•	On April 3, 2006, 322,147 Series Two Preferred Units were converted by the holders thereof into 422,765 OP Units. The OP Units were subsequently presented by the holders for redemption and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.

•	On April 6, 2006, we closed on an offering of $400 million in aggregate principal amount of our 3.75% exchangeable senior notes due 2036. On May 2, 2006, we closed on an additional $50 million aggregate principal amount of the notes as a result of the underwriter’s exercise of its over-allotment option. The notes will be exchangeable into Boston Properties, Inc.’s common stock at an initial exchange rate, subject to adjustment, of 8.9461 shares per $1,000 principal amount of notes (or an initial exchange price of approximately $111.78 per share of Boston Properties, Inc.’s common stock) under the circumstances described in the prospectus supplement filed with the Securities and Exchange Commission on April 3, 2006. Noteholders may require us to purchase the notes at par initially on May 18, 2013 and, after that dates, the notes will be redeemable at par at our option under the circumstances described in the prospectus supplement.

•	On April 13, 2006, we completed a land acquisition located in Waltham, Massachusetts for a purchase price of $16.0 million.

•	On April 25, 2006, we executed a binding agreement for the sale of 280 Park Avenue, a Class A office property of approximately 1,179,000 net rentable square feet located in midtown Manhattan, for approximately $1.2 billion. Under the agreement, we have agreed to enter into a master lease agreement with the buyer at closing. Under the master lease agreement, we will guarantee that the buyer receives at least a minimum amount of base rent from approximately 74,340 square feet of space during the ten-year period following the expiration of the current leases for this space. The current leases for this space are scheduled to expire at various times between June 2006 and October 2007. The aggregate amount of base rent we will guarantee over the entire period from 2006 to 2017 is approximately $67.3 million. Our guarantee obligations, which will be in the form of base rent payments to the buyer, will be reduced by the amount of base rent payable, whether or not actually paid, under qualifying leases for this space that we obtain from prospective tenants. The buyer will bear all customary leasing costs for this space, including tenant improvements and leasing commissions. We have also agreed to provide to the buyer monthly revenue support from the closing date until December 31, 2008. The aggregate amount of the revenue support payments will be approximately $22.6 million. The sale is subject to the satisfaction of customary closing conditions and, although there can be no assurances that the sale will be consummated, it is expected to close during the second quarter of 2006.

•

On April 27, 2006, we entered into a redemption agreement with the minority interest holders in the limited liability company that owns Citigroup Center. Under the agreement, we have agreed to redeem the outside members’ equity interests in the venture for an aggregate redemption price of $100 million, with $50 million to be paid at closing and $25 million to be paid on each of the first and second anniversaries of the closing or, if earlier, in connection with a sale of Citigroup Center. We are the managing member of this limited liability company and are entitled to earn a cumulative compounding 10% priority return on our equity (the “OP Priority Return”) until April 25, 2011, and a residual 65.5%

BOSTON PROPERTIES LIMITED PARTNERSHIP

interest in the limited liability company. We have been reporting the limited liability company on a consolidated basis and, as a result of the OP Priority Return, we have been receiving all of the cash flow from the property. The redemption transaction will therefore not have any current effect on our share of the cash flow from the property; however, our share of the operating cash flow would have decreased beginning in 2011 if we had not otherwise entered into the redemption transaction. In addition, the parties agreed to terminate the existing tax protection agreement as of the closing and that we shall thereafter have the right to transfer the property without the need for any consent of the outside members. We expect the closing to occur on or before May 31, 2006.

•	On April 28, 2006, our general partner, Boston Properties, Inc., issued 5,862 shares of restricted stock and we issued 140,561 LTIP Units to employees, valued at an aggregate of approximately $12.9 million, under Boston Properties, Inc.’s stock option and incentive plan.

•	During April 2006, we issued 887,854 OP Units to Boston Properties, Inc. in connection with the exercise by certain employees of options to purchase Common Stock of Boston Properties, Inc.

•	On May 8, 2006, a joint venture in which we have a 50% interest acquired land parcels located in New York City for an aggregate purchase price of approximately $15.3 million.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

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

SFAS No. 144 requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by our Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that the property sale within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets.

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgement. Our capitalization policy on development properties is guided by SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Projects.” The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of

BOSTON PROPERTIES LIMITED PARTNERSHIP

development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

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

Our leasing strategy is generally to secure creditworthy tenants that meet our underwriting guidelines. Furthermore, following the initiation of a lease, we continue to actively monitor the tenant’s creditworthiness to ensure that all tenant related assets are recorded at their realizable value. When assessing tenant credit quality, we:

•	review relevant financial information, including:

•	financial ratios;

•	net worth;

•	debt to market capitalization; and

•	liquidity;

•	evaluate the depth and experience of the tenant’s management team; and

•	assess the strength/growth of the tenant’s industry.

As a result of the underwriting process, tenants are then categorized into one of three categories:

(1)	low risk tenants;

(2)	the tenant’s credit is such that we require collateral in which case we:

•	require a security deposit; and/or

•	reduce upfront tenant improvement investments; or

(3)	the tenant’s credit is below our acceptable parameters.

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

If our estimates of collectibility differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases was approximately 7.7 years as of March 31, 2006. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and continual monitoring of our portfolio to identify potential problem tenants.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the three months ended March 31, 2006 and 2005.

At March 31, 2006 and March 31, 2005, we owned or had interests in a portfolio of 123 and 125 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data are necessarily meaningful. Therefore, the comparison of operating results for the three months ended March 31, 2006 and 2005 show separately the changes attributable to the properties that were owned by us throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the Total Property Portfolio.

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

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income available to common shareholders, the most directly comparable GAAP financial measure, plus loss from early extinguishment of debt, depreciation and amortization, interest expense, general and administrative expense, loss from discontinued operations , less gains on sales of real estate, income from unconsolidated joint ventures, minority interest in property partnership, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

Our management also uses NOI to evaluate regional property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental

BOSTON PROPERTIES LIMITED PARTNERSHIP

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

Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 115 properties totaling approximately 30.5 million net rentable square feet of space (excluding approximately 9.6 million square feet of structured parking for approximately 32,925 vehicles). The Same Property Portfolio includes two hotel properties, properties acquired or placed in-service on or prior to January 1, 2005 and owned through March 31, 2006. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after January 1, 2005 or disposed of on or prior to March 31, 2006. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended March 31, 2006 and 2005 with respect to the properties which were acquired, placed in-service, repositioned or sold.

In September 2004, we commenced the redevelopment of our Capital Gallery property in Washington, D.C. Capital Gallery is a Class A office property currently totaling approximately 397,000 net rentable square feet. The project entails removing a three-story low-rise section of the property, which is comprised of 100,000 net rentable square feet, from in-service status and developing it into a ten-story office building resulting in a total complex size of approximately 610,000 net rentable square feet which we expect to complete in the third quarter of 2006. This property is included in Properties Repositioned for the three months ended March 31, 2006 and March 31, 2005.

BOSTON PROPERTIES LIMITED PARTNERSHIP

	Same Property Portfolio				Properties Sold		Properties Acquired		Properties Placed In-Service		Properties Repositioned		Total Property Portfolio
(dollars in thousands)	2006	2005	Increase/ (Decrease)	% Change	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$327,349	$315,654	$11,695	3.71%	$—	$15,817	$1,692	$—	$4,326	$—	$3,241	$3,313	$336,608	$334,784	$1,824	0.54%
Termination Income	812	1,226	(414)	(33.77%)	—	—	—	—	—	—	—	—	812	1,226	(414)	(33.77%)

Total Rental Revenue	328,161	316,880	11,281	3.56%	—	15,817	1,692	—	4,326	—	3,241	3,313	337,420	336,010	1,410	0.42%

Operating Expenses	109,890	102,078	7,812	7.65%	—	5,620	901	—	878	—	945	786	112,614	108,484	4,130	3.81%

Net Operating Income, excluding hotels	218,271	214,802	3,469	1.61%	—	10,197	791	—	3,448	—	2,296	2,527	224,806	227,526	(2,720)	(1.20%)

Hotel Net Operating Income (1)	866	1,287	(421)	(32.71%)	—	—	—	—	—	—	—	—	866	1,287	(421)	(32.71%)

Consolidated Net Operating Income (1)	219,137	216,089	3,048	1.41%	—	10,197	791	—	3,448	—	2,296	2,527	225,672	228,813	(3,141)	(1.37%)

Other Revenue:
Development and Management Services	—	—	—	—	—	—	—	—	—	—	—	—	4,376	4,536	(160)	(3.53%)
Interest and Other	—	—	—	—	—	—	—	—	—	—	—	—	1,965	1,631	334	20.48%

Total Other Revenue	—	—	—	—	—	—	—	—	—	—	—	—	6,341	6,167	174	2.82%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	—	—	14,642	14,813	(171)	(1.15%)
Interest	—	—	—	—	—	—	—	—	—	—	—	—	74,817	79,354	(4,537)	(5.72%)
Depreciation and amortization	63,434	63,494	(60)	(0.09)%	—	3,309	922	—	1,362	—	423	443	66,141	67,246	(1,105)	(1.64%)
Loss from early extinguishments of debt	—	—	—	—	—	—	—	—	—	—	—	—	467	—	467	100.0%

Total Other Expenses	63,434	63,494	(60)	(0.09)%	—	3,309	922	—	1,362	—	423	443	156,067	161,413	(5,346)	(3.31%)

Income before minority interests	$155,703	$152,595	$3,108	2.04%	$—	$6,888	($131)	$—	$2,086	$—	$1,873	$2,084	$75,946	$73,567	$2,379	3.23%
Income from unconsolidated joint ventures	$1,313	$1,307	$6	0.46%	$—	$7	($23)	$21	$—	$—	$—	$—	1,290	1,335	(45)	(3.37%)
Loss from discontinued operations	$—	$—	$—	—	$—	($351)	$—	$—	$—	$—	$—	$—	—	(351)	351	100.0%
Minority interests in property partnerships													1,236	1,652	(416)	(25.18%)
Gains on sales of real estate													6,473	1,445	5,028	347.96%
Preferred distributions													(3,514)	(3,726)	212	(5.67%)

Net Income available to common unitholders													$81,431	$73,922	$7,509	10.16%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 27.

BOSTON PROPERTIES LIMITED PARTNERSHIP

Rental Revenue

The increase of approximately $1.8 million in the Total Property Portfolio is comprised of increases and decreases within the five categories that comprise our Total Property Portfolio. Rental revenue from the Same Property Portfolio increased approximately $11.7 million, Properties Placed In-Service increased approximately $4.3 million, Properties Acquired increased approximately $1.7 million, Properties Sold decreased approximately $15.8 million and Properties Repositioned decreased approximately $0.1 million. We expect a decrease in rental revenue for the Total Property Portfolio during the remainder of 2006 as a result of the expected sale of our 280 Park Avenue property in New York City during the second quarter of 2006.

Rental revenue from the Same Property Portfolio increased approximately $11.7 million for the three months ended March 31, 2006 compared to 2005. Included in rental revenue is an overall increase in base rental revenue of approximately $5.0 million. Our same property in-service occupancy has increase from 93.2% on March 31, 2005 to 94.4% on March 31, 2006. Approximately $5.8 million of the increase from the Same Property Portfolio was due to an increase in recoveries from tenants and approximately $0.9 million of the increase from the Same Property Portfolio was due to an increase in parking and other income. With relatively little roll-over in 2006 and much of the related rent commencement deferred into 2007 for much of our currently vacant space, we do not expect more than a modest increase in the Same Property Portfolio rental revenue during the remainder of 2006.

The increase in rental revenue from Properties Placed In-Service of approximately $4.3 million relates to placing in-service our Seven Cambridge Center development project in the first quarter of 2006.

The acquisition of Prospect Place on December 30, 2005 increased revenue from Properties Acquired by approximately $1.7 million for the three months ended March 31, 2006.

The aggregate increase in rental revenue was offset by the sales of Embarcadero Center West Tower, Riverfront Plaza and 100 East Pratt Street during 2005. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for each property. Rental Revenue from Properties Sold decreased by approximately $15.8 million, as detailed below:

		Rental Revenue for the three months ended March 31
Property	Date Sold	2006	2005	Change
		(in thousands)
Riverfront Plaza	May 16, 2005	$—	$5,938	($5,938)
100 East Pratt Street	May 12, 2005	—	5,933	(5,933)
Embarcadero Center West Tower	December 14, 2005	—	3,946	(3,946)

Total		$—	$15,817	($15,817)

Termination Income

Termination income for the three months ended March 31, 2006 was related to three tenants across the Total Property Portfolio that terminated their leases, and we recognized termination income totaling approximately $0.8 million. This compared to termination income of $1.2 million for the three months ended March 31, 2005 related to six tenants. We currently anticipate realizing approximately $1.0 million in termination income each quarter for the remainder of 2006.

BOSTON PROPERTIES LIMITED PARTNERSHIP

Operating Expenses

The $4.1 million increase in property operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Total Property Portfolio is mainly comprised of increases and decreases within four categories that comprise our Total Property Portfolio. Operating expenses for the Same Property Portfolio increased approximately $7.8 million, Properties Acquired increased approximately $1.0 million, Properties Placed In-Service increased approximately $0.9 million and Properties Sold decreased approximately $5.6 million.

Operating expenses from the Same Property Portfolio increased approximately $7.8 million for the three months ended March 31, 2006 compared to 2005. Included in Same Property Portfolio operating expenses is an increase in utility expenses of approximately $3.5 million, an increase of approximately 19% over the prior year first quarter utility expense. In addition, real estate taxes increased approximately $2.2 million due to increased real estate tax assessments, with approximately half of this increase specifically attributed to properties located in New York City. The remaining $2.1 million increase in the Same Property Portfolio operating expenses are related to an increase in repairs and maintenance.

The increase in operating expenses from Properties Placed In-Service of approximately $0.9 million relates to placing in-service our Seven Cambridge Center development project in the first quarter of 2006. The acquisition of Prospect Place on December 30, 2005 increased operating expenses approximately $1.0 million for the three months ended March 31, 2006.

A decrease of approximately $5.6 million in the Total Property Portfolio operating expenses was due to the sales of Embarcadero Center West Tower, 100 East Pratt Street and Riverfront Plaza in 2005, as detailed below. We expect to see an additional decrease in operating expenses as a result of the expected sale of our 280 Park Avenue property in New York City during the second quarter of 2006.

Property	Date Sold	Operating Expenses for the three months ended March 31
		2006	2005	Change
		(in thousands)
100 East Pratt Street	May 12, 2005	$—	$2,085	($2,085)
Riverfront Plaza	May 16, 2005	—	1,933	(1,933)
Embarcadero Center West Tower	December 14, 2005	—	1,602	(1,602)

Total		$—	$5,620	($5,620)

We continue to review and monitor the impact of rising insurance costs and energy costs, as well as other factors, on our operating budgets for fiscal year 2006. Because some operating expenses are not recoverable from tenants, an increase in operating expenses due to one or more of the foregoing factors could have an adverse effect on our results of operations.

Hotel Net Operating Income

Net operating income for the hotel properties decreased by approximately $0.4 million for the three months ended March 31, 2006 as compared to 2005. For the three months ended March 31, 2005, the Residence Inn by Marriott® is included as part of discontinued operations due to its sale on November 4, 2005. The hotels continued to show good top line improvement with the net operating income being impacted by longer than anticipated construction time for the room renovation at the Cambridge Center Marriott, which commenced in December 2005. Costs incurred in the first quarter of 2006 were approximately $4.0 million on the renovation project. We expect the hotels to contribute between $19.5 million and $20.5 million of net operating income for the year ended December 31, 2006, which has been adjusted for the first quarter performance.

BOSTON PROPERTIES LIMITED PARTNERSHIP

The following reflects our occupancy and rate information for our hotel properties for the three months ended March 31, 2006 and 2005:

	2006	2005	Percentage Change
Occupancy	67.0%	69.0%	(2.9%)
Average daily rate	$172.44	$161.67	6.7%
Revenue per available room, REVPAR	$116.83	$112.05	4.3%

Development and Management Services

Our third-party fee income decreased approximately $0.2 million for the three months ended March 31, 2006 compared to 2005 due to the completion of third-party development projects at the National Institute of Health in Washington, D.C. and near completion of the project at 90 Church Street in New York City, partially offset by maintaining management contracts following the sales of 100 East Pratt Street, Riverfront Plaza and Embarcadero Center West Tower. We expect our third-party management and development fee income in 2006 to be between $13.0 million and $15.0 million which includes the impact of our continued management of 280 Park Avenue following its expected sale during the second quarter of 2006.

Interest and Other Income

Interest and other income increased by approximately $0.3 million for the three months ended March 31, 2006 compared to 2005 as a result of higher overall interest rates as well as the timing of our cash balances for the three months ended March 31, 2006 compared to March 31, 2005.

The sale of our 280 Park Avenue property in New York City is expected to close during the second quarter of 2006. At this time, we have not declared our intended use of proceeds from the sale. Following the consummation of the transaction, we expect to distribute at least the amount of the taxable gain as a special divided unless we are able to identify an alternate use of the proceeds that would allow for a tax deferral of such gain. Based on the uncertain timing of these decisions, we cannot currently anticipate the impact of the sale of 280 Park Avenue on our interest income for the remainder of 2006.

Other Expenses

General and Administrative

General and administrative expenses decreased approximately $0.2 million for the three months ended March 31, 2006 compared to 2005. An overall increase of approximately $1.1 million was attributed to bonuses and salaries for the three months ended March 31, 2006 compared to 2005. These increases were offset by a decrease of approximately $0.5 million attributable to audit- and legal-related expenses, as well as other overall decreases of approximately $0.4 million. We anticipate our general and administrative expenses to be approximately $60.0 million for the year 2006.

Commencing in 2003, we issued restricted stock and/or LTIP Units, as opposed to granting stock options and restricted stock, under the 1997 Stock Option and Incentive Plan as our primary vehicle for employee equity compensation. An LTIP Unit is generally the economic equivalent of a share of our restricted stock. Employees generally vest in restricted stock and LTIP Units over a five-year term (for awards granted prior to 2003, vesting is in equal annual installments; for those granted in 2003 and later, vesting is over a five-year term with annual vesting of 0%, 0%, 25%, 35% and 40%). Restricted stock and LTIP Units are valued based on observable market prices for similar instruments. Such value is recognized as an expense ratably over the corresponding employee service period. LTIP Units that were issued in January 2005 and any future LTIP Unit awards will be valued

BOSTON PROPERTIES LIMITED PARTNERSHIP

using an option pricing model in accordance with the provisions of SFAS No. 123R. To the extent restricted stock or LTIP Units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “stock-based compensation.” Stock-based compensation expense associated with $6.1 million of equity-based compensation that was granted in January 2003 and $9.7 million in January 2004 will generally be expensed ratably as such restricted stock and LTIP Units vests over a five-year vesting period. Stock-based compensation associated with approximately $11.4 million of restricted stock and LTIP Units granted in January 2005 and approximately $12.9 million of restricted stock and LTIP Units granted in April 2006 will also be incurred ratably as such restricted stock and LTIP Units vest. To the extent we continue to grant restricted stock and/or LTIP Unit awards, our expense will continue to increase significantly until 2008 even if there are no future increases in the aggregate value of restricted equity granted each year. This is because we expense the value of the restricted stock and LTIP Unit awards ratably over the five-year vesting period and a full run-rate will not be achieved until 2008.

Interest Expense

Interest expense for the Total Property Portfolio decreased approximately $4.5 million for the three months ended March 31, 2006 compared to 2005. The majority of the decreases are due to (1) the repayment of outstanding mortgage debt in connection with the sales of Riverfront Plaza and 100 East Pratt Street in the second quarter of 2005, as well as Embarcadero Center West Tower in October 2005, which decreased interest expense by $4.6 million, (2) the impact of refinancing our fixed rate debt collateralized by 599 Lexington Avenue using borrowings under our unsecured line at lower interest rates which decreased interest expense approximately $1.2 million, and (3) the repayment of our mortgage loan collateralized by 601 and 651 Gateway Boulevard, which decreased interest expense approximately $0.8 million. These decreases were offset by increases of approximately $2.2 million at Times Square Tower due to increasing interest rates (3.59% on March 31, 2005 and 5.25% on March 31, 2006) as well as the increased principal balance due to the refinance of the mortgage loan in June 2005. We intend to defease the outstanding mortgage indebtedness secured by 280 Park Avenue in connection with the sale of the property. As a result, we expect interest expense to decrease during the remainder of 2006.

At March 31, 2006, our variable rate debt consisted of our construction loans on our Times Square Tower and Capital Gallery Expansion, as well as our borrowings under our unsecured line of credit. The following summarizes our outstanding debt as of March 31, 2006 compared with March 31, 2005:

	March 31,
	2006	2005
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$3,932,838	$4,575,918
Variable rate	763,875	435,098

Total	$4,696,713	$5,011,016

Percent of total debt:
Fixed rate	83.74%	91.32%
Variable rate	16.26%	8.68%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	6.70%	6.66%
Variable rate	5.23%	3.59%

Total	6.46%	6.39%

BOSTON PROPERTIES LIMITED PARTNERSHIP

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio decreased approximately $1.1 million for the three months ended March 31, 2006 compared to 2005. The majority of the change to depreciation was due to the sales of Embarcadero Center West Tower, 100 East Pratt Street and Riverfront Plaza in 2005, which resulted in a decrease of approximately $3.3 million. This decrease was offset partially by increased depreciation of $1.4 million due to the placing in-service our Seven Cambridge Center development project in the first quarter of 2006, approximately $0.9 million related to the acquisition of Prospect Place on December 30, 2005. We expect depreciation and amortization expense to decrease as a result of the expected sale of our 280 Park Avenue property in New York City during the second quarter of 2006.

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the three months ended March 31, 2006 and 2005 were $1.4 million and $1.6 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the three months ended March 31, 2006 and 2005 was $1.7 million and $0.7 million, respectively. These costs are not included in the interest expense referenced above.

Loss from early extinguishment of debt

During the first quarter of 2006, we repaid the construction financing collateralized by our Seven Cambridge Center property totaling approximately $112.5 million using approximately $7.5 million of available cash and $105.0 million drawn under our Unsecured Line of Credit. There was no prepayment penalty associated with the repayment. We recognized a loss from early extinguishment of debt totaling approximately $0.5 million consisting of the write-off of unamortized deferred financing costs. In connection with the sale of 280 Park Avenue, we expect to defease the mortgage indebtedness secured by the property and recognize a loss on the extinguishment of debt during the second quarter of 2006.

Income from Unconsolidated Joint Ventures

During the first quarter of 2005, we placed in-service 901 New York Avenue, a 539,000 net rentable square foot Class A office property located in Washington, D.C., in which we have a 25% ownership interest. The addition of this property increased income from joint ventures by approximately $0.8 million for the three months ended March 31, 2006. This was partially offset by our 265 Franklin Street venture, the occupancy of which has decreased from 76.1% as of March 31, 2005 to 72.4% as of March 31, 2006.

Loss from discontinued operations

For the three months ended March 31, 2006 there were no properties included in discontinued operations. Properties included in discontinued operations for the three months ended March 31, 2005 consisted of Old Federal Reserve, 40-46 Harvard Street and Residence Inn by Marriott®.

BOSTON PROPERTIES LIMITED PARTNERSHIP

On April 25, 2006, we executed a binding agreement for the sale of 280 Park Avenue, a Class A office property of approximately 1,179,000 net rentable square feet located in midtown Manhattan, for approximately $1.2 billion. Due to our continuing involvement in the management of the building subsequent to the sale, the master lease agreement and revenue support provisions, this property will not be categorized as discontinued operations in the Consolidated Statement of Operations. As a result, the gain on sale related to this property will be reflected under the caption “gains on sales of real estate” in the Consolidated Statement of Operations.

Gains on sales of real estate and other assets

Gains on sales of real estate for the three months ended March 31, 2006 primarily relates to a parcel of land at the Prudential Center located in Boston, Massachusetts which had previously been accounted for as a financing transaction. During January 2006, the transaction qualified as a sale for financial reporting purposes.

Gains on sales of real estate for the three months ended March 31, 2005 in the Total Property Portfolio relate to the sale of Decoverly Four and Five, consisting of two undeveloped land parcels located in Rockville, Maryland.

Minority interest in property partnership

Minority interest in property partnership consists of the outside equity interests in the ventures that own Citigroup Center. This venture is consolidated with our financial results because we exercise control over the entity. Due to the redemption agreement entered into on April 27, 2006 with the minority interest holder at Citigroup Center, minority interest in property partnership will no longer reflect an allocation to the minority interest holder.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are to:

•	fund normal recurring expenses;

•	meet debt service requirements including the repayment or refinancing of $207.2 million of indebtedness that matures on or prior to May 1, 2007, $74.5 million of which is due in 2006 and the remainder in the first quarter of 2007;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund current development costs not covered under existing construction loans;

•	fund potential property acquisitions; and

•	make the minimum distribution required to maintain Boston Properties, Inc.’s REIT qualification under the Internal Revenue Code of 1986, as amended.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

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

Our principal liquidity needs for periods beyond twelve months are for the costs of developments, possible property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements. We expect to satisfy these needs using one or more of the following:

•	construction loans;

•	long-term secured and unsecured indebtedness;

•	income from operations;

•	income from joint ventures;

•	sales of real estate;

•	issuances of our equity securities and/or additional preferred or common units of partnership interest in BPLP; and

•	our unsecured revolving line of credit or other short-term bridge facilities.

We draw on multiple financing sources to fund our long-term capital needs. Our unsecured line of credit is utilized primarily as a bridge facility to fund acquisition opportunities, to refinance outstanding indebtedness and to meet short-term development and working capital needs. We generally fund our development projects with construction loans that may be partially guaranteed by our Operating Partnership until project completion or lease-up thresholds are achieved.

Cash Flow Summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were $32.2 million and $209.3 million at March 31, 2006 and 2005, respectively, representing a decrease of $177.1 million. The decrease was a result of the following increases and decreases in cash flows:

	Years ended March 31,
	2006	2005	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$82,975	$83,647	$(672)
Net cash used in investing activities	$(79,210)	$(58,193)	$21,017
Net cash used in financing activities	$(233,047)	$(55,491)	$177,556

Our principal source of cash flow is related to the operation of our office properties. The average term of our tenant leases is approximately 7.7 years with occupancy rates historically in the range of 92% to 98%. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. In addition, over the past year, we have raised capital through the sale of some of our properties and raised proceeds from secured borrowings.

Cash is used in investing activities to fund acquisitions, development and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. Cash used in investing activities for the three months ended March 31, 2006 consisted of the following:

(in thousands)
Acquisitions/additions to real estate	$(59,355)
Net investments in unconsolidated joint ventures	(7,291)
Net proceeds from the sales of real estate	(4,821)
Hotel improvements, equipment upgrades and replacements	(4,263)
Recurring capital expenditures	(3,260)
Planned non-recurring capital expenditures associated with acquisition properties	(220)

Net cash used in investing activities	$(79,210)

Cash used in financing activities for the three months ended March 31, 2006 totaled approximately $233.0 million. This consisted primarily of the repayment of our Seven Cambridge Center construction loan as well as our 101 Carnegie Center mortgage loan as well as the payments of dividends and distributions to shareholders and the unitholders of our Operating Partnership, including the payment of approximately $12.1 million in February 2006 to holders of our Series Two Preferred Units representing their participation in the special dividend paid to holders of common stock in October 2005. Future debt payments are discussed below under the heading “Debt Financing.”

Capitalization

At March 31, 2006, our total consolidated debt was approximately $4.7 billion. The weighted-average annual interest rate on our consolidated indebtedness was 6.46% and the weighted-average maturity was approximately 4.9 years.

Debt to total market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total market capitalization was approximately $17.7 billion at March 31, 2006. Total market capitalization was calculated using Boston Properties, Inc.’s March 31, 2006 closing stock price of $93.25 per common share and the following: (1) 112,813,657 outstanding common units of BPLP held by Boston Properties, Inc., (2) 21,167,704 outstanding OP Units held by persons other than Boston Properties, Inc., (3) an aggregate of 4,857,395 OP Units upon conversion of all outstanding Series Two Preferred Units, (4) an aggregate of 374,119 OP Units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and (5) our consolidated debt totaling approximately $4.7 billion. Our total consolidated debt at March 31, 2006 represented approximately 26.57% of our total market capitalization. This percentage will fluctuate with changes in the market price of Boston Properties, Inc.’s common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the debt to total market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

BOSTON PROPERTIES LIMITED PARTNERSHIP

Debt Financing

As of March 31, 2006, we had approximately $4.7 billion of outstanding indebtedness, representing 26.57% of our total market capitalization as calculated above consisting of (1) $1.47 billion in publicly traded unsecured debt having a weighted average interest rate of 5.95% and maturities in 2013 and 2015, (2) $3.2 billion of property-specific debt (which includes the $225.0 million drawn on our Unsecured Line of Credit secured by 599 Lexington Avenue) and (3) an additional $40.0 million drawn on our Unsecured Line of Credit. As of March 31, 2006, we had approximately $265 million drawn on our Unsecured Line of Credit of which approximately $225.0 million is secured by our 599 Lexington Avenue property in New York and which balance is included under our variable rate mortgages in the table below. The table below summarizes our mortgage notes payable, our senior unsecured notes and our Unsecured Line of Credit at March 31, 2006:

	March 31
	2006	2005
	(dollars in thousands)
DEBT SUMMARY:
Balance
Fixed rate mortgage notes payable	$2,461,675	$3,105,144
Variable rate mortgage notes payable	723,875	435,098
Unsecured senior notes	1,471,163	1,470,774
Unsecured line of credit	40,000	—

Total	$4,696,713	$5,011,016

Percent of total debt:
Fixed rate	83.74%	91.32%
Variable rate	16.26%	8.68%

Total	100.0%	100.0%

Weighted average interest rate at end of period:
Fixed rate	6.70%	6.66%
Variable rate	5.23%	3.59%

Total	6.46%	6.39%

The variable rate debt shown above bears interest based on various spreads over the London Interbank Offered Rate or Eurodollar rates. As of March 31, 2006, the weighted average interest rate on our variable rate debt was LIBOR/Eurodollar plus 0.43% per annum.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

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

At March 31, 2006, we had letters of credit totaling $8.5 million outstanding under our Unsecured Line of Credit. On July 19, 2005, we refinanced $225 million of mortgage indebtedness at 599 Lexington Avenue through a secured draw on our Unsecured Line of Credit. As of March 31, 2006, we had the ability to borrow an additional $331.5 million under our Unsecured Line of Credit. As of May 5, 2006, we have borrowings of $225 million outstanding under our Unsecured Line of Credit, secured by our 599 Lexington Avenue property.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of March 31, 2006 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate (1)	Principal Amount	Maturity Date (2)
10 Year Unsecured Senior Notes	6.250%	6.296%	$750,000	January 15, 2013
10 Year Unsecured Senior Notes	6.250%	6.280%	175,000	January 15, 2013
12 Year Unsecured Senior Notes	5.625%	5.636%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.075%	250,000	June 1, 2015

Total principal			1,475,000
Net discount			(3,837)

Total			$1,471,163

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (the $250 million 12 Year Unsecured Senior Notes that mature on June 1, 2015 are calculated at the U.S. Treasury yield plus 25 basis points), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our senior unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio

BOSTON PROPERTIES LIMITED PARTNERSHIP

not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of March 31, 2006 we were in compliance with each of these financial restrictions and requirements.

The investment grade ratings on our unsecured senior notes are as follows:

Rating Organization	Rating
Moody’s	Baa2 (stable)
Standard & Poor’s	BBB (stable)
FitchRatings	BBB (stable)

The security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

On April 6, 2006, we closed an offering of $400 million in aggregate principal amount of our 3.75% exchangeable senior notes due 2036. On May 2, 2006, we closed on an additional $50 million aggregate principal amount of the notes as a result of the underwriter’s exercise of its over-allotment option. The notes will be exchangeable into Boston Properties, Inc.’s common stock at an initial exchange rate, subject to adjustment, of 8.9461 shares per $1,000 principal amount of notes (or an initial exchange price of approximately $111.78 per share of Boston Properties, Inc.’s common stock) under the circumstances described in the prospectus supplement filed with the Securities and Exchange Commission on April 3, 2006. Noteholders may require us to purchase the notes at par initially on May 18, 2013 and, after that date, the notes will be redeemable at par at our option under the circumstances described in the prospectus supplement.

Mortgage Notes Payable

The following represents the outstanding principal balances due under the first mortgages at March 31, 2006:

Properties	Interest Rate	Principal Amount		Maturity Date
		(in thousands)
Citigroup Center	7.19%	$496,335		May 11, 2011
Times Square Tower	5.25%	475,000	(1)	July 9, 2008
Embarcadero Center One and Two	6.70%	288,946		December 10, 2008
Prudential Center	6.72%	269,239		July 1, 2008
280 Park Avenue	7.64%	255,256		February 1, 2011
599 Lexington Avenue	5.09%	225,000	(2)	October 30, 2007
Embarcadero Center Four	6.79%	137,098		February 1, 2008
Embarcadero Center Three	6.40%	134,745		January 1, 2007
Democracy Center	7.05%	97,857		April 1, 2009
One Freedom Square	5.33%	79,522	(3)	June 30, 2012
New Dominion Tech Park, Bldg. Two	5.55%	63,000	(4)	September 30, 2014
202, 206 & 214 Carnegie Center	8.13%	59,652		October 1, 2010
140 Kendrick Street	5.21%	59,548	(5)	July 1, 2013
1330 Connecticut Avenue	4.65%	56,776	(6)	February 26, 2011
New Dominion Tech. Park, Bldg. One	7.69%	56,072		January 15, 2021
Reservoir Place	5.82%	53,032	(7)	July 1, 2009
Capital Gallery	8.24%	50,250		August 15, 2006
504, 506 & 508 Carnegie Center	7.39%	43,143		January 1, 2008
10 and 20 Burlington Mall Road	7.25%	36,980	(8)	October 1, 2011

BOSTON PROPERTIES LIMITED PARTNERSHIP

Properties	Interest Rate	Principal Amount		Maturity Date
		(in thousands)
Ten Cambridge Center	8.27%	32,755		May 1, 2010
Sumner Square	7.35%	28,035		September 1, 2013
1301 New York Avenue	7.14%	26,219	(9)	August 15, 2009
Eight Cambridge Center	7.73%	25,679		July 15, 2010
510 Carnegie Center	7.39%	24,765		January 1, 2008
Capital Gallery Redevelopment	6.40%	23,875	(10)	February 15, 2008
University Place	6.94%	21,813		August 1, 2021
Reston Corporate Center	6.56%	21,791		May 1, 2008
Bedford Business Park	8.50%	18,369		December 10, 2008
191 Spring Street	8.50%	18,086		September 1, 2006
Montvale Center	8.59%	6,712		December 1, 2006

Total		$3,185,550

(1)	The mortgage financing bears interest at a variable rate equal to LIBOR plus 0.50% per annum.
(2)	On July 19, 2005, we repaid the mortgage loan through a secured draw on our unsecured line of credit. As of March 31, 2006, the interest rate on this draw under our unsecured line of credit was 5.09% using a weighted average LIBOR spread of 0.34% per annum.
(3)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at March 31, 2006 was $72.8 million and the stated interest rate was 7.75%.
(4)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(5)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at March 31, 2006 was $54.2 million and the stated interest rate was 7.51%.
(6)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at March 31, 2006 was $50.5 million and the stated interest rate was 7.58%.
(7)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at March 31, 2006 was $51.3 million and the stated interest rate was 7.0%.
(8)	Includes outstanding indebtedness secured by 91 Hartwell Avenue.
(9)	Includes outstanding principal in the amounts of $18.6 million, $5.2 million and $2.4 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75%, respectively.
(10)	The mortgage financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and requires interest only payments with a balloon payment due at maturity. We intend to repay this financing upon the maturity date of the existing financing of $50.3 million at Capital Gallery upon its maturity in August 2006.

Off Balance Sheet Arrangements—Joint Venture Indebtedness

We have investments in eight unconsolidated joint ventures (including our investment in the Value-Added Fund) with our effective ownership interests ranging from 23.89% to 51%. Seven of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these eight entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At March 31, 2006 our share of the debt related to these investments was

BOSTON PROPERTIES LIMITED PARTNERSHIP

equal to approximately $211.9 million. The table below summarizes our share of the outstanding debt (based on our respective ownership interests) of these joint venture properties at March 31, 2006:

Properties	Interest Rate		Principal Amount	Maturity Date
			(in thousands)
Metropolitan Square (51%)	8.23%		$67,310	May 1, 2010
Market Square North (50%)	7.70%		45,814	December 19, 2010
901 New York Avenue (25%)	5.19%		42,500	January 1, 2015
265 Franklin Street (35%)	5.79	%(1)	21,194	September 30, 2007
Worldgate Plaza (25%)	5.55	%(2)	14,250	December 1, 2007
Wisconsin Place (23.89%) (3)	6.25	%(3)	9,901	March 11, 2009
505 9th Street (50%)(4)	5.84	%(4)	6,357	See note 4
Wisconsin Place (23.89%) (5)	4.38	%(5)	2,733	January 1, 2008
300 Billerica Road (25%)	5.69	%(6)	1,875	January 1, 2016

Total	6.88%		$211,934

(1)	The mortgage financing bears interest at a variable rate equal to LIBOR plus 1.10% per annum and requires interest only payments with a balloon payment due at maturity.
(2)	This property is owned by the Value-Added Fund. The mortgage financing bears interest at a variable rate equal to LIBOR plus 0.89% per annum and requires interest only payments with a balloon payment due at maturity. This mortgage matures in December 2007, with two one-year extension options. In addition, the Value-Added Fund entered into an agreement to cap the interest rate at 9.5% for a nominal fee.
(3)	Amount represents construction financing of up to $96.5 million, of which our maximum share is $23.1 million, at a variable rate equal to LIBOR plus 1.50% per annum with a maturity in March 2009. The mortgage debt requires interest only payments with a balloon payment due at maturity.
(4)	Amount represents construction financing comprised of a $60.0 million loan commitment (of which our share is $30.0 million) which bears interest at a fixed rate of 5.73% per annum and a $35.0 million loan commitment (of which our share is $17.5 million) which bears interest at a variable rate of LIBOR plus 1.25% per annum. The financing converts to a ten-year fixed rate loan in October 2007 at an interest rate of 5.73% per annum with a provision for an increase in the borrowing capacity by $35.0 million (of which our share would be $17.5 million). The conversion is subject to conditions which we expect to satisfy. As of March 31, 2006 the interest rate on the variable rate portion of the debt was 6.03% per annum. The weighted average rate as of March 31, 2006 is reflected in the table.
(5)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted to reflect the fair value of the note using an effective interest rate of 4.38% per annum. This note is non-interest bearing with a stated principal balance of $15.5 million (of which our share is approximately $2.9 million) and matures in January 2008. The weighted average rates exclude the impact of this loan. We have agreed, together with our third-party joint venture partners, to guarantee this seller financing on behalf of the land and infrastructure entity.
(6)	This property is owned by the Value-Added Fund. The mortgage financing bears interest at a fixed rate and requires interest only payments with a balloon payment due at maturity.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

Collectively, tax deficiency notices received to date from the jurisdictions conducting the ongoing audits have not been material. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.

Insurance

We carry insurance coverage on our properties of types and in amounts and with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act, or TRIA, was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) through December 31, 2004, which date was extended to December 31, 2005 by the United States Department of Treasury on June 18, 2004 and which date was further extended to December 31, 2007 by the Terrorism Risk Insurance Extension Act of 2005 (the “TRIA Extension Act”). TRIA expires on December 31, 2007, and we cannot currently anticipate whether it will be extended. Effective as of March 1, 2006, our property insurance program per occurrence limits were decreased from $1 billion to $800 million, including coverage for both “certified” and “non-certified” acts of terrorism by TRIA. The amount of such insurance available in the market has decreased because of the natural disasters which occurred during 2005. We also carry nuclear, biological, chemical and radiological terrorism insurance coverage (“NBCR Coverage”) for “certified” acts of terrorism as defined by TRIA, which is provided by IXP, Inc. as a direct insurer. Effective as of March 1, 2006, we extended the NBCR Coverage to March 1, 2007, excluding our Value-Added Fund properties. Effective as of March 1, 2006, the per occurrence limit for NBCR Coverage was decreased from $1 billion to $800 million. Under TRIA, after the payment of the required deductible and coinsurance the NBCR Coverage is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” Under the TRIA Extension Act (a) the program trigger is $5 million through March 31, 2006, $50 million from April 1, 2006 through December 31, 2006 and $100 million from January 1, 2007 through December 31, 2007 and (b) the coinsurance is 10% through December 31, 2006 and 15% through December 31, 2007. We may elect to terminate the NBCR Coverage when the program trigger increases on January 1, 2007, if there is a change in our portfolio or for any other reason. We intend to continue to monitor the scope, nature and cost of available terrorism insurance and maintain insurance in amounts and on terms that are commercially reasonable.

We also currently carry earthquake insurance on properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that we believe are commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, we currently carry earthquake insurance which covers our San Francisco portfolio with a $120 million per occurrence limit and a $120 million aggregate limit, $20 million of which is provided by IXP, Inc., as a direct insurer. The amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. As a result of increased costs of coverage and limited availability, the amount of third-party earthquake insurance that we may be able to purchase on commercially reasonable terms may be reduced. In addition, we may discontinue earthquake insurance on some or all of our properties in the future if the premiums exceed our estimation of the value of the coverage.

In January 2002, we formed a wholly-owned taxable REIT subsidiary, IXP, Inc., or IXP, to act as a captive insurance company and be one of the elements of our overall insurance program. IXP acts as a direct insurer with respect to a portion of our earthquake insurance coverage for the Greater San Francisco properties and our NBCR Coverage for “certified acts of terrorism” under TRIA. Insofar as we own IXP, we are responsible for its liquidity and capital resources, and the accounts of IXP are part of our consolidated financial statements. In particular, if a loss occurs which is covered by our NBCR Coverage but is less than the applicable program trigger under TRIA, IXP would be responsible for the full amount of the loss without any backstop by the Federal Government. If we experience a loss and IXP is required to pay under its insurance policy, we would ultimately record the loss to the

BOSTON PROPERTIES LIMITED PARTNERSHIP

extent of IXP’s required payment. Therefore, insurance coverage provided by IXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

The following table presents a reconciliation of net income available to common unitholders to FFO for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Net income available to common unitholders	$81,431	$73,922
Add:
Preferred distributions	3,514	3,726
Loss from discontinued operations	—	351
Less:
Minority interest in property partnership	1,236	1,652
Income from unconsolidated joint ventures	1,290	1,335
Gains on sales of real estate	6,473	1,445

Income before minority interest in property partnership, income from unconsolidated joint ventures, gains on sales of real estate, discontinued operations and preferred distributions	75,946	73,567
Add:
Real estate depreciation and amortization (1)	67,968	68,990
Income from unconsolidated joint ventures	1,290	1,335
Less:
Minority interest in property partnership’s share of Funds from Operations	268	(75)
Loss from discontinued operations, net of minority interest	—	351

Preferred distributions	3,110	3,280

Funds from Operations	$141,826	$140,336

Weighted average shares outstanding- basic	112,509	110,187

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $66,141 and $67,246, our share of unconsolidated joint venture real estate depreciation and amortization of $2,304 and $1,798 and depreciation and amortization from discontinued operations of $0 and $366, less corporate related depreciation and amortization of $477 and $420 for the three months ended March 31, 2006 and 2005, respectively.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(in thousands)		(in thousands)
Basic FFO	$141,826	133,853	$140,336	131,825
Effect of Dilutive Securities
Convertible Preferred Units	3,110	4,857	3,280	5,357
Stock Options and other	—	2,648	—	2,177

Diluted FFO	$144,936	141,358	$143,616	139,359

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

Newly Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). The purpose of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material impact on our cash flows, results of operations, financial position, or liquidity.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires recognition of a servicing asset or a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS No. 156 also requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value and subsequently measured at fair value at each reporting date. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 156 to have a material impact on our cash flows, results of operations, financial position, or liquidity.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

Approximately $3.9 billion of our borrowings bear interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date. As of March 31, 2006, the weighted average interest rate on our variable rate debt was LIBOR/Eurodollar plus 0.43% per annum.

	2006	2007	2008	2009	2010	2011+	Total	Fair Value
(dollars in thousands)	Secured debt
Fixed Rate	$111,072	$181,377	$801,323	$188,278	$134,778	$1,044,847	$2,461,675	$2,580,274
Average Interest Rate	7.95%	6.61%	6.84%	7.11%	7.96%	7.29%	7.14%
Variable Rate	—	$225,000	$498,875	—	—	—	$723,875	$763,875

	Unsecured debt
Fixed Rate	—	—	—	—	—	$1,471,163	$1,471,163	$1,465,449
Average Interest Rate	—	—	—	—	—	5.95%	5.95%
Variable Rate	—	40,000	—	—	—	—	40,000	40,000

Total Debt	$111,072	$446,377	$1,300,198	$188,278	$134,778	$2,516,010	$4,696,713	$4,849,598

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

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

At March 31, 2006, our outstanding variable rate debt based off LIBOR totaled approximately $763.9 million. At March 31, 2006, the average interest rate on variable rate debt was approximately 5.23%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $1.9 million for the three months ended March 31, 2006.

At March 31, 2005, our outstanding variable rate debt based off LIBOR totaled approximately $435 million. At March 31, 2005, the average interest rate on variable rate debt was approximately 3.59%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $1.1 million for the three months ended March 31, 2005.

These amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. Due to the uncertainty of specific actions we may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.

ITEM 4—Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, an evaluation was carried out by the management of Boston Properties, Inc., with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Boston Properties, Inc. concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of our fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1—Legal Proceedings.

We are subject to legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A—Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended

BOSTON PROPERTIES LIMITED PARTNERSHIP

December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Partnership Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
January 1, 2006 – January 30, 2006	—		—	N/A	N/A
February 1, 2006 – February 28, 2006	—		—	N/A	N/A
March 1, 2006 – March 31, 2006	10,789	(1)	$0.01	N/A	N/A

Total	10,789		$0.01	N/A	N/A

(1)	Includes 6,702 units previously held by Boston Properties, Inc. that were repurchased in connection with the repurchase of restricted shares of common stock of Boston Properties, Inc. in connection with the termination of an employee’s employment with the Company. Under the terms of the applicable restricted stock agreement, all of such shares were repurchased by Boston Properties, Inc. at a price of $0.01 per share, which was the amount originally paid by such employees for such shares. Also includes 4,087 restricted LTIP Units that were repurchased in connection with the termination of an employee’s employment with the Company. Under the terms of the applicable LTIP Unit vesting agreement, these LTIP Units were repurchased by the Company at a price of $0.25 per unit, which was the amount originally paid by such employee for the units.

ITEM 3—Defaults Upon Senior Securities.

None.

ITEM 4—Submission of Matters to a Vote of Security Holders.

None.

ITEM 5—Other Information.

(a) None.

(b) None.

BOSTON PROPERTIES LIMITED PARTNERSHIP

ITEM 6—Exhibits

(a) Exhibits

4.1	-	Supplemental Indenture No. 5, dated as of April 6, 2006, by and between Boston Properties Limited Partnership and The Bank of New York Trust Company, N.A., as Trustee, including a form of the 3.75% Exchangeable Senior Note due 2036. (Incorporated by reference to Exhibit 4.1 of Boston Properties, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006.)

10.1	-	Purchase and Sale Agreement between BP 280 Park Avenue, LLC and Istithmar Building FZE dated April 26, 2006. (Incorporated by reference to Exhibit 10.1 of Boston Properties, Inc.’s 10-Q filed with the Securities and Exchange Commission on May 10, 2006.)

12.1	-	Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Distribution.

31.1	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

BOSTON PROPERTIES LIMITED PARTNERSHIP

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Properties Limited Partnership
By: Boston Properties, Inc., its General Partner

May 10, 2006	/s/ DOUGLAS T. LINDE
Douglas T. Linde
Executive Vice President, Chief Financial Officer (duly authorized officer and principal financial officer)