Form 10-Q
period 2006-06-30
BOSTON PROPERTIES LTD PARTNERSHIP
filed 2006-08-09
CIK 1043121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q

for the quarter ended June 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1—Financial Statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for unit amounts)

	June 30, 2006	December 31, 2005
ASSETS
Real estate, at cost	$8,524,676	$8,579,460
Construction in progress	78,926	177,576
Land held for future development	218,614	244,740
Less: accumulated depreciation	(1,307,233)	(1,259,099)

Total real estate	7,514,983	7,742,677

Cash and cash equivalents	370,396	261,496
Cash held in escrows	894,244	25,618
Tenant and other receivables (net of allowance for doubtful accounts $2,556 and $2,519, respectively)	35,814	52,668
Accrued rental income (net of allowance of $1,008 and $2,638, respectively)	298,306	302,356
Deferred charges, net	250,154	242,660
Prepaid expenses and other assets	79,174	41,261
Investments in unconsolidated joint ventures	96,962	90,207

Total assets	$9,540,033	$8,758,943

LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$2,912,135	$3,297,192
Unsecured senior notes (net of discount of $3,734 and $3,938, respectively)	1,471,266	1,471,062
Unsecured exchangeable senior notes	450,000	—
Unsecured line of credit	—	58,000
Accounts payable and accrued expenses	90,748	109,823
Distributions payable	95,839	107,643
Accrued interest payable	50,175	47,911
Other liabilities	246,042	154,123

Total liabilities	5,316,205	5,245,754

Commitments and contingencies	—	—

Minority interests in property partnerships	12,324	17,954

Redeemable partnership units—3,360,199 and 3,701,335 preferred units outstanding (4,409,710 and 4,857,395 common units at redemption value, if converted) at June 30, 2006 and December 31, 2005, and 21,661,520 and 21,758,545 common units outstanding at redemption value at June 30, 2006 and December 31, 2005, respectively	2,356,839	1,973,040

Partners’ capital—1,358,810 and 1,343,008 general partner units and 112,860,638 and 111,199,254 limited partner units outstanding at June 30, 2006 and December 31, 2005, respectively (such amounts are inclusive of accumulated other comprehensive income (loss) of $19,583 and ($8,881) at June 30, 2006 and December 31, 2005, respectively)	1,854,665	1,522,195

Total liabilities, redeemable partnership units and partners’ capital	$9,540,033	$8,758,943

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in thousands, except for per unit amounts)
Revenue
Rental:
Base rent	$277,155	$277,359	$553,553	$556,107
Recoveries from tenants	45,506	41,836	92,699	85,173
Parking and other	14,219	14,121	28,048	28,046

Total rental revenue	336,880	333,316	674,300	669,326
Hotel revenue	19,674	17,566	32,017	29,662
Development and management services	5,230	4,137	9,606	8,673
Interest and other	8,565	2,916	10,530	4,547

Total revenue	370,349	357,935	726,453	712,208

Expenses
Operating:
Rental	110,232	106,455	222,846	214,939
Hotel	12,770	12,495	24,247	23,304
General and administrative	15,796	14,252	30,438	29,065
Interest	78,449	78,233	153,266	157,587
Depreciation and amortization	67,040	66,296	133,181	133,542
Losses from early extinguishments of debt	31,457	12,896	31,924	12,896

Total expenses	315,744	290,627	595,902	571,333

Income before minority interest in property partnership, income from unconsolidated joint ventures, gains on sales of real estate, discontinued operations and preferred distributions and allocation of undistributed earnings	54,605	67,308	130,551	140,875
Minority interest in property partnership	777	1,472	2,013	3,124
Income from unconsolidated joint ventures	1,677	847	2,967	2,182

Income before gains on sales of real estate, discontinued operations and preferred distributions and allocation of undistributed earnings	57,059	69,627	135,531	146,181
Gains on sales of real estate	698,063	126,978	704,536	128,423

Income before discontinued operations and preferred distributions and allocation of undistributed earnings	755,122	196,605	840,067	274,604
Discontinued operations:
Income from discontinued operations	—	871	—	520
Gain on sale of real estate from discontinued operations	—	10,671	—	10,671

Net income before preferred distributions and allocation of undistributed earnings	755,122	208,147	840,067	285,795
Preferred distributions and allocation of undistributed earnings	(24,269)	(8,213)	(28,530)	(11,466)

Net income available to common unitholders	$730,853	$199,934	$811,537	$274,329

Basic earnings per common unit:
Income available to common unitholders before discontinued operations	$5.41	$1.42	$6.03	$1.99
Discontinued operations	—	0.09	—	0.09

Net income available to common unitholders	$5.41	$1.51	$6.03	$2.08

Weighted average number of common units outstanding	135,192	132,522	134,526	132,176

Diluted earnings per common unit:
Income available to common unitholders before discontinued operations	$5.32	$1.40	$5.93	$1.96
Discontinued operations	—	0.08	—	0.08

Net income available to common unitholders	$5.32	$1.48	$5.93	$2.04

Weighted average number of common and common equivalent units outstanding	137,374	134,861	136,940	134,439

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
Net income before preferred distributions and allocation of undistributed earnings	$755,122	$208,147	$840,067	$285,795

Other comprehensive income:
Effective portion of interest rate contracts	11,867	—	28,115	—

Amortization of interest rate contracts	175	175	349	349

Other comprehensive income	12,042	175	28,464	349

Comprehensive income	$767,164	$208,322	$868,531	$286,144

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income before preferred distributions and allocation of undistributed earnings	$840,067	$285,795
Adjustments to reconcile net income before preferred distributions and allocation of undistributed earnings to net cash provided by operating activities:
Depreciation and amortization	133,181	134,101
Non-cash portion of interest expense	3,019	2,547
Non-cash compensation expense	4,531	4,092
Losses from early extinguishments of debt	31,843	2,042
Minority interest in property partnership	(2,013)	(3,124)
Distributions in excess earnings of from unconsolidated joint ventures	880	63
Gains on sales of real estate	(704,536)	(139,094)
Change in assets and liabilities:
Cash held in escrows	3,437	(4,322)
Tenant and other receivables, net	14,187	(6,940)
Accrued rental income, net	(24,958)	(40,359)
Prepaid expenses and other assets	(8,114)	(6,007)
Accounts payable and accrued expenses	(4,832)	1,552
Accrued interest payable	2,264	(2,926)
Other liabilities	(15,537)	(5,001)
Tenant leasing costs	(16,709)	(17,443)

Total adjustments	(583,357)	(80,819)

Net cash provided by operating activities	256,710	204,976

Cash flows from investing activities:
Acquisitions/additions to real estate	(222,140)	(154,574)
Investments in marketable securities	(282,764)	(25,000)
Net investments in unconsolidated joint ventures	(6,867)	(323)
Net proceeds from the sale of real estate placed in escrow	(872,063)	—
Net proceeds from the sales of real estate	1,150,981	472,647

Net cash (used in) provided by investing activities	(232,853)	292,750

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2006	2005
	(in thousands)
Cash flows from financing activities:
Borrowings on unsecured line of credit	195,000	—
Repayments of unsecured line of credit	(253,000)	—
Proceeds from mortgage notes payable	28,459	549,310
Repayments of mortgage notes payable	(162,038)	(662,549)
Proceeds from unsecured exchangeable senior notes	450,000	—
Proceeds from a real estate financing transaction	—	45,375
Distributions	(201,436)	(178,893)
Net proceeds from the issuance of common units	280	264
Partner contributions	32,559	26,564
Contributions (distributions) from/to minority interest holders, net	11,274	(5,670)
Redemption of minority interest	(14,891)	—
Deferred financing costs	(1,164)	(4,289)

Net cash (used in) provided by financing activities	85,043	(229,888)

Net increase in cash and cash equivalents	108,900	267,838
Cash and cash equivalents, beginning of period	261,496	239,344

Cash and cash equivalents, end of period	$370,396	$507,182

Supplemental disclosures:
Cash paid for interest	$150,979	$159,525

Interest capitalized	$2,996	$1,559

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$18,043	$3,944

Marketable securities transferred in connection with the legal defeasance of mortgage note payable	$282,764	$—

Mortgage note payable legally defeased	$254,385	$—

Distributions declared but not paid	$95,839	$95,597

Conversions of Redeemable partnership units to Partners’ capital	$13,840	$7,120

Issuance of restricted securities to employees and directors	$11,054	$12,751

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Boston Properties Limited Partnership (the “Company”), a Delaware limited partnership, is the entity through which Boston Properties, Inc., a self-administered and self-managed real estate investment trust (“REIT”), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Boston Properties, Inc. is the sole general partner of the Company and at June 30, 2006 owned an approximate 81.4% (80.5% at June 30, 2005) general and limited partnership interest in the Company. Partnership interests in the Company are denominated as “common units of partnership interest” (also referred to in this report as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”).

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

At June 30, 2006, there was one series of Preferred Units outstanding (i.e., Series Two Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Company. Preferred Units may also be converted into OP Units at the election of the holder thereof or the Company in accordance with the amendment to the partnership agreement (See also Note 10).

All references to the Company refer to Boston Properties Limited Partnership and its consolidated subsidiaries, collectively, unless the context otherwise requires.

Properties

At June 30, 2006, the Company owned or had interests in a portfolio of 124 commercial real estate properties (121 and 122 properties at December 31, 2005 and June 30, 2005, respectively) (the “Properties”) aggregating approximately 42.1 million net rentable square feet (approximately 42.0 million and 41.2 million net rentable square feet at December 31, 2005 and June 30, 2005, respectively), including four properties under construction and one redevelopment/expansion project collectively totaling approximately 1.3 million net rentable square feet, and structured parking for approximately 31,837 vehicles containing approximately 9.8 million square feet. At June 30, 2006, the Properties consist of:

•	120 office properties, including 102 Class A office properties (including four properties under construction) and 18 Office/Technical properties;

•	two hotels; and

•	two retail properties.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company owns or controls undeveloped land parcels totaling approximately 531.2 acres. In addition, the Company has a 25% interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company pursues the acquisition of value-added investments in assets within its existing markets. The Company’s investments through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At June 30, 2006, the Value-Added Fund had investments in an office complex in Herndon, Virginia and an office property in Chelmsford, Massachusetts.

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

3. Real Estate Activity During the Six Months Ended June 30, 2006

Acquisitions

On April 13, 2006, the Company acquired a parcel of land located in Waltham, Massachusetts for a purchase price of $16.0 million.

On June 30, 2006, the Company acquired 303 Almaden Boulevard, a Class A office property with approximately 157,000 net rentable square feet located in San Jose, California, at a purchase price of approximately $45.2 million. The acquisition was financed with available cash.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On March 31, 2006, the Company commenced construction of South of Market, a Class A office project consisting of three buildings aggregating approximately 652,000 net rentable square feet located in Reston, Virginia.

On April 1, 2006, the Company placed-in-service 12290 Sunrise Valley, a 182,000 net rentable square foot Class A office property located in Reston, Virginia. The Company has leased 100% of the space.

Dispositions

On February 23, 2005, the Company sold a parcel of land at the Prudential Center located in Boston, Massachusetts for a net sale price of approximately $31.5 million and an additional obligation of the buyer to fund approximately $19.6 million of development-related costs at the Prudential Center for aggregate proceeds of $51.1 million. Due to the structure of the transaction and certain continuing involvement provisions related to the development of the property, this transaction did not initially qualify as a sale for financial reporting purposes and had been accounted for as a financing transaction. On January 3, 2006, the continuing involvement provisions expired and the Company recognized a gain on sale of approximately $5.7 million.

On June 6, 2006, the Company sold 280 Park Avenue, a 1,179,000 net rentable square foot Class A office property located in midtown Manhattan, New York, for approximately $1.2 billion. Net proceeds totaled approximately $875 million after legal defeasance of indebtedness secured by the property (consisting of approximately $254.4 million of principal indebtedness and approximately $28.2 million of related defeasance costs) and the payment of transfer taxes, brokers’ fees and other customary closing costs. The Company recognized a gain on sale of approximately $698.4 million. The net proceeds from the sale have been recorded in Cash Held in Escrows in the Company’s Consolidated Balance Sheets because the cash was held in escrow by a qualifying intermediary for the purpose of potentially accomplishing a like-kind exchange under Section 1031 of the Internal Revenue Code. Pursuant to the purchase and sale agreement, the Company entered into a master lease agreement with the buyer at closing. Under the master lease agreement, the Company has guaranteed that the buyer will receive at least a minimum amount of base rent from approximately 74,340 square feet of space during the ten-year period following the expiration of the current leases for this space. The current leases for this space are scheduled to expire at various times between June 2006 and October 2007. The aggregate amount of base rent guaranteed by the Company over the entire period from 2006 to 2017 is approximately $67.3 million. The Company’s guarantee obligations, which are in the form of base rent payments to the buyer, will be reduced by the amount of base rent payable, whether or not actually paid, under qualifying leases for this space that are obtained by the Company from prospective tenants. The Company will remain responsible for any free rent periods. The buyer will bear all customary leasing costs for this space, including tenant improvements and leasing commissions. The recognized gain on sale of the property has been reduced by approximately $67.3 million, representing the Company’s maximum obligation under the master lease, and has been deferred and recorded in Other Liabilities in the Company’s Consolidated Balance Sheets until such master lease obligation has been satisfied. As part of the transaction, the buyer has engaged the Company as the property manager and leasing agent for 280 Park Avenue for a one-year term that renews automatically. Under the purchase and sale agreement, the Company has also agreed to provide to the buyer fixed monthly revenue support from the closing

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date until December 31, 2008. The aggregate amount of the revenue support payments will be approximately $22.5 million and has been recorded as a purchase price adjustment and included in Other Liabilities within the Company’s Consolidated Balance Sheets. Due to the Company’s continuing involvement through an agreement with the buyer to manage and lease the property for a fee after the sale and the financial obligations discussed above, this property has not been categorized as discontinued operations in the accompanying Consolidated Statements of Operations (See Note 12).

4. Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consist of the following at June 30, 2006:

Entity	Properties	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50.0%
The Metropolitan Square Associates LLC	Metropolitan Square	51.0	%(1)
BP/CRF 265 Franklin Street Holdings LLC	265 Franklin Street	35.0%
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(2)
Wisconsin Place Entities	Wisconsin Place	23.9	%(3)(4)
Boston Properties Office Value-Added Fund, L.P.	Worldgate Plaza and 300 Billerica Road	25.0	%(2)
KEG Associates I, LLC	505 9th Street	50.0	%(3)
New York Land Venture	New York Land	50.0	%(3)

(1)	This joint venture is unconsolidated and accounted for under the equity method due to participatory rights of the outside partner.
(2)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(3)	The property is not in operation (i.e., under construction or undeveloped land).
(4)	Represents the Company’s effective ownership interest. The Company has a 66.67%, 5% and 0% interest in the office, retail and residential joint venture entities, respectively, each of which owns a 33.33% interest in the entity developing and owning the land and infrastructure of the project.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

On March 13, 2006, a joint venture in which the Company has a 50% interest acquired a land parcel located in New York City for a purchase price of approximately $6.0 million. In addition, on May 8, 2006, the joint venture acquired additional land parcels located in New York City for an aggregate purchase price of approximately $15.3 million. On May 8, 2006, the joint venture obtained mortgage financing collateralized by the land parcels totaling approximately $23.6 million. The mortgage financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum and matures in May 2008. The Company and its third-party joint venture partner have agreed to guarantee approximately $11.8 million of the mortgage loan.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
ASSETS
Real estate and development in process, net	$767,165	$733,908
Other assets	74,745	67,654

Total assets	$841,910	$801,562

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable (1)	$617,912	$587,727
Other liabilities	19,859	18,717
Members’/Partners’ equity	204,139	195,118

Total liabilities and members’/partners’ equity	$841,910	$801,562

Company’s share of equity	$94,274	$87,489
Basis differentials (2)	2,688	2,718

Carrying value of the Company’s investments in unconsolidated joint ventures	$96,962	$90,207

(1)	The Company and its third-party joint venture partners in the Wisconsin Place Entities have guaranteed the seller financing totaling $15.5 million related to the acquisition of the land by the Land and Infrastructure Entity. The Company and its third-party joint venture partners in the New York land venture have each agreed to guarantee approximately $11.8 million of the mortgage loan. The fair value of the Company’s stand-ready obligations related to the issuance of these guarantees is immaterial.

(2)	This amount represents the aggregate difference between the Company’s historical cost basis reflected and the basis reflected at the joint venture level, which is typically amortized over the life of the related asset. Basis differentials occur primarily upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

The combined summarized statements of operations of the joint ventures are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Total revenue	$26,588	$23,875	$51,804	$47,323
Expenses
Operating	8,548	7,782	17,087	15,278
Interest	9,035	8,024	17,603	15,937
Depreciation and amortization	5,987	6,101	12,053	10,913

Total expenses	23,570	21,907	46,743	42,128

Net income	$3,018	$1,968	$5,061	$5,195

Company’s share of net income	$1,677	$847	$2,967	$2,182

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On June 5, 2006, the Company repaid the mortgage loan collateralized by its 191 Spring Street property located in Lexington, Massachusetts totaling approximately $17.9 million using available cash. There was no prepayment penalty associated with the repayment. The mortgage loan bore interest at a fixed rate of 8.50% per annum and was scheduled to mature on September 1, 2006.

On June 6, 2006, in connection with the sale of 280 Park Avenue, the Company legally defeased the mortgage indebtedness collateralized by the property totaling approximately $254.4 million. The mortgage financing bore interest at a fixed rate equal to 7.64% per annum and was scheduled to mature in February 2011. The Company acquired U.S. Treasuries totaling approximately $282.6 million to substitute as collateral for the loan and which became the sole source of payment of the loan. The Company transferred the mortgage loan and U.S. Treasuries to a third-party successor entity and has been legally released as the primary obligor with respect to the loan. The defeasance was accounted for as an extinguishment of debt and the Company has recognized a loss from early extinguishment of debt totaling approximately $31.4 million consisting of the difference between the value of the U.S. Treasuries and the principal balance of the mortgage loan totaling approximately $28.2 million and the write-off of unamortized deferred financing costs totaling approximately $3.2 million.

During 2005, the Company entered into forward-starting interest rate swap contracts to lock the 10-year treasury rate and 10-year swap spread in contemplation of obtaining long-term fixed-rate financing to refinance existing debt that is expiring or freely prepayable prior to February 2007. Based on swap spreads at each trade date, the swaps fix the 10-year treasury rate for a financing in February 2007 at a weighted average of 4.34% per annum on notional amounts aggregating $500.0 million. The swaps go into effect in February 2007 and expire in February 2017. The Company entered into the interest rate swap contracts designated and qualifying as a cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the Treasury rate in contemplation of obtaining ten-year fixed-rate financing in early 2007. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments. The Company has formally documented all of its relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also assesses and documents, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. All components of the forward-starting interest rate swap contracts were included in the assessment of hedge effectiveness. At June 30, 2006, derivatives with a fair value of $34.2 million were included in Prepaid Expenses and Other Assets within the Company’s Consolidated Balance Sheets. For the six months ended June 30, 2006, the Company has recorded the changes in fair value of the swap contracts related to the effective portion of the

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest rate contracts totaling approximately $28.1 million in Accumulated Other Comprehensive Income (Loss) within the Company’s Consolidated Balance Sheets. The accumulated comprehensive income (loss) will be reclassified to interest expense over the term of the forecasted fixed-rate debt. The Company expects that within the next twelve months it will reclassify into earnings approximately $1.4 million of the amounts recorded within Accumulated Other Comprehensive Income (Loss) relating to the forward-starting interest rate swap contracts.

6. Unsecured Exchangeable Senior Notes

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

7. Unsecured Line of Credit

On May 19, 2005, the Company modified its $605.0 million unsecured revolving credit facility (the “Unsecured Line of Credit”) by extending the maturity date from January 17, 2006 to October 30, 2007, with a provision for a one-year extension at the option of the Company, subject to certain conditions, and by reducing the per annum variable interest rate on outstanding balances from Eurodollar plus 0.70% to Eurodollar plus 0.65% per annum. Under the Unsecured Line of Credit, a facility fee equal to 15 basis points per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in the Company’s unsecured debt ratings. The Unsecured Line of Credit involves a syndicate of lenders. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a reduced Eurodollar rate. The Company had an outstanding balance on the Unsecured Line of Credit of $225.0 million at June 30, 2006, which is collateralized by the Company’s 599 Lexington Avenue property and therefore is included in Mortgage Notes Payable in the Company’s Consolidated Balance Sheets.

The terms of the Unsecured Line of Credit require that the Company maintain a number of customary financial and other covenants on an ongoing basis, including: (1) a leverage ratio not to exceed 60%, however for a single period of not more than five consecutive quarters the leverage ratio can exceed 60% (but may not exceed 65%), (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured leverage ratio not to exceed 60%, (5) a minimum net worth requirement, (6) an unsecured interest coverage ratio of at least 1.75 and (7) limitations on permitted investments, development, partially owned entities, business outside of commercial real estate and commercial non-office properties. At June 30, 2006, the Company was in compliance with each of these financial and other covenant requirements.

8. Commitments and Contingencies

General

In the normal course of business, the Company guarantees its performance of services or indemnifies third parties against its negligence.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has letter of credit and performance obligations of approximately $22.8 million related to lender and development requirements.

The Company and its third-party joint venture partners have guaranteed the seller financing totaling $15.5 million related to the acquisition of the land by the WP Project Developer LLC, the Land and Infrastructure Entity of the Wisconsin Place joint venture entities. The Company and its third-party joint venture partners in the New York land venture have each agreed to guarantee approximately $11.8 million of the mortgage loan.

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

The Company also currently carries earthquake insurance on its properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that the Company believes are commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, the Company currently carries earthquake insurance which covers its San Francisco region with a $120 million per occurrence limit and a $120 million aggregate limit, $20 million of which is provided by IXP, Inc., as a direct insurer. The amount of the Company’s earthquake insurance coverage may not be sufficient to cover losses from earthquakes. As a result of increased costs of coverage and limited availability, the amount of third-party earthquake insurance that the Company may be able to purchase on commercially reasonable terms may be reduced. In addition, the Company may discontinue earthquake insurance on some or all of its properties in the future if the premiums exceed the Company’s estimation of the value of the coverage.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

9. Minority Interests in Property Partnerships

The minority interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, total approximately $12.3 million and $18.0 million at June 30, 2006 and December 31, 2005, respectively.

On May 31, 2006, the Company redeemed the outside members’ equity interests in the limited liability company that owns Citigroup Center for an aggregate redemption price of $100 million, with $50 million paid at closing and $25 million to be paid on each of the first and second anniversaries of the closing or, if earlier, in connection with a sale of Citigroup Center. In addition, the parties terminated the existing tax protection agreement. The redemption was accounted for using the purchase method in accordance with Financial Accounting Standards Board’s (“FASB”) Statements of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” (“SFAS No. 141”). The difference between the aggregate book value of the outside members’ equity interests totaling approximately $14.9 million and the purchase price increased the recorded value of the property’s net assets. The unpaid redemption price has been recorded at its fair value totaling approximately $45.6 million in Other Liabilities in the Company’s Consolidated Balance Sheets.

10. Redeemable Partnership Units

As of June 30, 2006, redeemable partnership units consisted of 21,147,685 OP Units, 513,835 LTIP Units and 3,360,199 Series Two Preferred Units (or 4,409,710 OP Units on an as converted basis) held by parties other than Boston Properties, Inc.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Preferred Units at June 30, 2006 consist solely of 3,360,199 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) an increasing rate, ranging from 5.00% to 7.00% per annum (7.00% for the three months ended June 30, 2006 and 2005) on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). Distributions to holders of Preferred Units are recognized on a straight-line basis that approximates the effective interest method.

During the six months ended June 30, 2006, 341,136 Series Two Preferred Units of the Company were converted by the holders into 447,685 OP Units.

During the six months ended June 30, 2006, 677,723 OP Units were presented by the holders for redemption and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock. The aggregate book value of the OP Units that were redeemed, as measured for each OP Unit on the date of its redemption, was approximately $13.8 million.

On January 30, 2006, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit to holders of record as of the close of business on December 30, 2005. On April 28, 2006, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit to holders of record as of the close of business on March 31, 2006.

On February 15, 2006, the Company paid a distribution on its outstanding Series Two Preferred Units of $4.17323 per unit, which amount includes the impact of the special cash distribution on the OP Units and LTIP Units declared by Boston Properties, Inc., as general partner of the Company, in July 2005 and paid on October 31, 2005. On May 15, 2006, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.89239 per unit.

On June 19, 2006, Boston Properties, Inc., as general partner of the Company, declared a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit payable on July 31, 2006 to holders of record as of the close of business on June 30, 2006.

11. Partners’ Capital

As of June 30, 2006, Boston Properties, Inc. owned 1,358,810 general partner units and 112,860,638 limited partner units.

During the six months ended June 30, 2006, Boston Properties, Inc. acquired 677,723 OP Units in connection with the redemption of an equal number of redeemable partnership units from third parties.

During the six months ended June 30, 2006, the Company issued 990,902 OP Units to Boston Properties, Inc. in connection with the exercise by employees of options to purchase Common Stock of Boston Properties, Inc.

On January 30, 2006, Boston Properties, Inc., as general partner of the Company, paid a distribution in the amount of $0.68 per OP Unit to unitholders of record as of the close of business on December 30, 2005. On April 28, 2006, Boston Properties, Inc., as general partner of the Company paid a distribution in the amount of $0.68 per OP Unit to unitholders of record as of the close of business on March 31, 2006.

On June 19, 2006, Boston Properties, Inc., as general partner of the Company, declared a distribution in the amount of $0.68 per OP Unit payable on July 31, 2006 to unitholders of record as of the close of business on June 30, 2006.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Discontinued Operations

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

During the six months ended June 30, 2006, the Company sold 280 Park Avenue, a Class A office property totaling approximately 1,179,000 net rentable square feet located in midtown Manhattan. During the year ended December 31, 2005, the Company sold the following operating properties:

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

Due to the Company’s continuing involvement in the management, for a fee, of 280 Park Avenue through an agreement with the buyer and other financial obligations to the buyer as discussed in Note 3, 280 Park Avenue has not been categorized as discontinued operations for the three and six months ended June 30, 2006 and 2005 in the accompanying Consolidated Statements of Operations. Due to the Company’s continuing involvement in the management, for a fee, of the 100 East Pratt Street, Riverfront Plaza and Embarcadero Center West Tower properties through agreements with the buyers, these properties are not categorized as discontinued operations for the three and six months ended June 30, 2005 in the accompanying Consolidated Statements of Operations. The Company has presented the other properties listed above as discontinued operations in its Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005, as applicable.

There were no properties categorized as discontinued operations for the three and six months ended June 30, 2006. The following table summarizes income from discontinued operations and the related realized gains on sales of real estate from discontinued operations for the three and six months ended June 30, 2005 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Total revenue	$—	$2,739	$—	$4,658

Operating expenses	—	1,675	—	3,579
Depreciation and amortization	—	193	—	559

Income from discontinued operations	$—	$871	$—	$520

Realized gains on sales of real estate	$—	$10,671	$—	$10,671

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s application of SFAS No. 144 results in the presentation of the net operating results of these qualifying properties sold during 2005 as income from discontinued operations. The application of SFAS No. 144 does not have an impact on net income available to common unitholders. SFAS No. 144 only impacts the presentation of these properties within the Consolidated Statements of Operations.

13. Earnings Per Common Unit

Earnings per common unit has been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both the net income and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income available to common unitholders by the weighted-average number of common units outstanding during the period. During 2004, the Company adopted EITF 03-6 “Participating Securities and the Two-Class Method under FASB 128” (“EITF 03-6”), which provides further guidance on the definition of participating securities. Pursuant to EITF 03-6, the Company’s Series Two Preferred Units, which are reflected as Redeemable Partnership Units in the Company’s Consolidated Balance Sheets, are considered participating securities and are included in the computation of basic and diluted earnings per unit of the Company if the effect of applying the if-converted method is dilutive. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of the Company, as well as Common Stock of Boston Properties, Inc. Accordingly, for the reporting periods in which the Company’s net income is in excess of distributions paid on the OP Units, LTIP Units and Series Two Preferred Units, such income is allocated to the OP Units, LTIP Units and Series Two Preferred Units in proportion to their respective interests and the impact is included in the Company’s consolidated basic and diluted earnings per common unit computation. For the three months ended June 30, 2006 and 2005, approximately $20.9 million and $4.5 million, respectively, were allocated to the Series Two Preferred Units in excess of distributions paid during the reporting period and are included in the Company’s computation of basic and diluted earnings per common unit. For the six months ended June 30, 2006 and 2005, approximately $21.7 million and $4.0 million, respectively, were allocated to the Series Two Preferred Units in excess of distributions paid during the reporting period and are included in the Company’s computation of basic and diluted earnings per common unit. Other potentially dilutive common units, and the related impact on earnings, are considered when calculating diluted earnings per common unit.

	For the three months ended June 30, 2006
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income available to common unitholders	$730,853	135,192	$5.41
Effect of Dilutive Securities:
Stock Based Compensation	—	2,182	(0.09)
Diluted Earnings:

Net income	$730,853	137,374	$5.32

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the three months ended June 30, 2005
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income available to common unitholders before discontinued operations	$188,392	132,522	$1.42
Discontinued operations	11,542	—	0.09

Net income available to common unitholders	199,934	132,522	1.51
Effect of Dilutive Securities:
Stock Based Compensation	—	2,339	(0.03)
Diluted Earnings:

Net income	$199,934	134,861	$1.48

	For the six months ended June 30, 2006
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income available to common unitholders	$811,537	134,526	$6.03
Effect of Dilutive Securities:
Stock Based Compensation	—	2,414	(0.10)
Diluted Earnings:

Net income	$811,537	136,940	$5.93

	For the six months ended June 30, 2005
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income available to common unitholders before discontinued operations	$263,138	132,176	$1.99
Discontinued operations	11,191	—	0.09

Net income available to common unitholders	274,329	132,176	2.08
Effect of Dilutive Securities:
Stock Based Compensation	—	2,263	(0.04)
Diluted Earnings:

Net income	$274,329	134,439	$2.04

14. Stock Option and Incentive Plan

During the six months ended June 30, 2006, Boston Properties, Inc. issued 9,182 shares of restricted stock and the Company issued 140,561 LTIP Units under the stock option and incentive plan. The shares of restricted stock were valued at approximately $0.8 million ($89.03 per share weighted-average). The LTIP Units were valued at approximately $10.5 million ($75.03 per unit fair value) using an option pricing model in accordance with the provisions of SFAS No. 123R. The per unit fair value of each LTIP Unit granted was estimated on the

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date of grant using the following assumptions; an expected life of 6.5 years, a risk-free interest rate of 4.97% and an expected price volatility of 17.84%. An LTIP Unit is generally the economic equivalent of a share of restricted stock in Boston Properties, Inc. The aggregate value of the LTIP Units is included in Redeemable Partnership Units in the Consolidated Balance Sheets. Employees vest in restricted stock and LTIP Units over a five-year term. Restricted stock and LTIP Units are measured at fair value on the date of grant based on the number of shares or units granted, as adjusted for forfeitures and the price of Boston Properties, Inc.’s common stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. Dividends or distributions paid on both vested and unvested shares of restricted stock and LTIP Units are charged directly to Partners’ Capital and Redeemable Partnership Units, respectively, in the Consolidated Balance Sheets. Stock-based compensation expense associated with restricted stock and LTIP Units was approximately $1.8 million and $1.6 million for the three months ended June 30, 2006 and 2005, respectively, and $4.1 million and $3.7 million for the six months ended June 30, 2006 and 2005, respectively.

15. Segment Information

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Greater Boston, Greater Washington, D.C., Midtown Manhattan, Greater San Francisco and New Jersey. Segments by property type include: Class A Office, Office/Technical and Hotels.

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services, general and administrative expenses, interest expense, depreciation and amortization expense, minority interest in property partnership, income from unconsolidated joint ventures, gains on sales of real estate, discontinued operations and losses from early extinguishments of debt are not included in Net Operating Income as the internal reporting addresses these items on a corporate level.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information by geographic area and property type:

Three months ended June 30, 2006 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$77,783	$55,435	$132,329	$44,958	$15,789	$326,294
Office/Technical	6,787	3,799	—	—	—	10,586
Hotels	19,674	—	—	—	—	19,674

Total	104,244	59,234	132,329	44,958	15,789	356,554

% of Total	29.24%	16.61%	37.11%	12.61%	4.43%	100.00%

Operating Expenses:
Class A	29,118	14,527	40,269	17,608	6,739	108,261
Office/Technical	1,210	761	—	—	—	1,971
Hotels	12,770	—	—	—	—	12,770

Total	43,098	15,288	40,269	17,608	6,739	123,002

% of Total	35.04%	12.43%	32.74%	14.31%	5.48%	100.00%

Net Operating Income	$61,146	$43,946	$92,060	$27,350	$9,050	$233,552

% of Total	26.18%	18.82%	39.42%	11.71%	3.87%	100.00%

Three months ended June 30, 2005 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$72,679	$56,395	$131,552	$50,393	$16,381	$327,400
Office/Technical	2,194	3,722	—	—	—	5,916
Hotels	17,566	—	—	—	—	17,566

Total	92,439	60,117	131,552	50,393	16,381	350,882

% of Total	26.34%	17.14%	37.49%	14.36%	4.67%	100.00%

Operating Expenses:
Class A	26,296	14,506	39,257	18,336	6,870	105,265
Office/Technical	452	738	—	—	—	1,190
Hotels	12,495	—	—	—	—	12,495

Total	39,243	15,244	39,257	18,336	6,870	118,950

% of Total	32.99%	12.82%	33.00%	15.41%	5.78%	100.00%

Net Operating Income	$53,196	$44,873	$92,295	$32,057	$9,511	$231,932

% of Total	22.94%	19.35%	39.79%	13.82%	4.10%	100.00%

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six months ended June 30, 2006 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$152,842	$108,769	$267,734	$91,495	$32,573	$653,413
Office/Technical	13,281	7,606	—	—	—	20,887
Hotels	32,017	—	—	—	—	32,017

Total	198,140	116,375	267,734	91,495	32,573	706,317

% of Total	28.05%	16.48%	37.91%	12.95%	4.61%	100.00%

Operating Expenses:
Class A	58,571	28,960	83,011	34,154	14,002	218,698
Office/Technical	2,633	1,515	—	—	—	4,148
Hotels	24,247	—	—	—	—	24,247

Total	85,451	30,475	83,011	34,154	14,002	247,093

% of Total	34.58%	12.33%	33.60%	13.82%	5.67%	100.00%

Net Operating Income	$112,689	$85,900	$184,723	$57,341	$18,571	$459,224

% of Total	24.54%	18.71%	40.22%	12.49%	4.04%	100.00%

Six months ended June 30, 2005 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$147,104	$119,741	$258,165	$99,616	$32,934	$657,560
Office/Technical	4,358	7,408	—	—	—	11,766
Hotels	29,662	—	—	—	—	29,662

Total	181,124	127,149	258,165	99,616	32,934	698,988

% of Total	25.91%	18.19%	36.94%	14.25%	4.71%	100.00%

Operating Expenses:
Class A	52,924	31,794	78,251	35,713	13,730	212,412
Office/Technical	988	1,539	—	—	—	2,527
Hotels	23,304	—	—	—	—	23,304

Total	77,216	33,333	78,251	35,713	13,730	238,243

% of Total	32.41%	14.00%	32.84%	14.99%	5.76%	100.00%

Net Operating Income	$103,908	$93,816	$179,914	$63,903	$19,204	$460,745

% of Total	22.55%	20.36%	39.05%	13.87%	4.17%	100.00%

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of net operating income to net income available to common unitholders:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net operating income	$233,552	$231,932	$459,224	$460,745

Add:
Development and management services income	5,230	4,137	9,606	8,673
Interest and other income	8,565	2,916	10,530	4,547
Minority interest in property partnership	777	1,472	2,013	3,124
Income from unconsolidated joint ventures	1,677	847	2,967	2,182
Gains on sales of real estate	698,063	126,978	704,536	128,423
Income from discontinued operations	—	871	—	520
Gains on sales of real estate from discontinued operations	—	10,671	—	10,671
Less:
General and administrative expense	(15,796)	(14,252)	(30,438)	(29,065)
Interest expense	(78,449)	(78,233)	(153,266)	(157,587)
Depreciation and amortization expense	(67,040)	(66,296)	(133,181)	(133,542)
Losses from early extinguishments of debt	(31,457)	(12,896)	(31,924)	(12,896)
Preferred distributions and allocation of undistributed earnings	(24,269)	(8,213)	(28,530)	(11,466)

Net income available to common unitholders	$730,853	$199,934	$811,537	$274,329

16. Newly Issued Accounting Standards

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to be taken in a tax return. FIN No. 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating and assessing the impact of this interpretation.

17. Subsequent Events

On July 19, 2006, the Company executed a contract to acquire 3200 Zanker Road, an approximately 544,000 net rentable square foot Class A office complex located in San Jose, California, at a purchase price of approximately $126.0 million. The acquisition is subject to the satisfaction of customary closing conditions and there can be no assurance that the acquisition will be consummated on the terms currently contemplated or at all.

On August 1, 2006, the Company repaid the construction financing and permanent financing totaling approximately $34.0 million and $49.7 million, respectively, collateralized by the Capital Gallery property in Washington, D.C. The construction financing was provided by the same lender as the permanent financing. Capital Gallery had previously consisted of a Class A office property totaling approximately 397,000 net rentable square feet. The purpose of the construction financing was to fund a portion of the cost of an expansion project at the property. The expansion project entailed removing a three-story low-rise section of the property comprised of 100,000 net rentable square feet from in-service status and redeveloping it into a ten-story office building. Upon completion, the total complex size will approximate 610,000 net rentable square feet. The construction financing bore interest at a variable rate equal to LIBOR plus 1.65% per annum and was scheduled to mature in February 2008. The permanent financing bore interest at a fixed rate equal to 8.24% per annum and was scheduled to mature on August 15, 2006. The agreement with the lender provided an extension provision for the existing mortgage loan to coincide with the February 2008 maturity date of the construction financing.

On August 1, 2006, 1,621,132 Series Two Preferred Units of the Company were converted by the holders thereof into 2,127,471 OP Units. The OP Units were subsequently presented by the holders for redemption and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.

On August 3, 2006, the Company amended and restated its $605.0 million Unsecured Line of Credit as amended and restated, the “August 2006 Unsecured Line of Credit” by extending the maturity date from October 30, 2007 to August 3, 2010, with a provision for a one-year extension at the option of the Company, subject to certain conditions, and by reducing the per annum variable interest rate on outstanding balances from Eurodollar plus 0.65% to Eurodollar plus 0.55% per annum. Under the August 2006 Unsecured Line of Credit, a facility fee equal to 15 basis points per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in the Company’s unsecured debt ratings. The August 2006 Unsecured Line of Credit involves a syndicate of lenders. The August 2006 Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a reduced Eurodollar rate.

BOSTON PROPERTIES LIMITED PARTNERSHIP

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, unless the context otherwise requires, the terms “BPLP,” “we,” “us” or “our” refer collectively to Boston Properties Limited Partnership, a Delaware limited partnership, and its subsidiaries, and its respective predecessor entities, considered as a single enterprise.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate);

•	failure to manage effectively our growth and expansion into new markets and sub-markets or to integrate acquisitions successfully;

•	risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities);

•	risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments, including the risk associated with interest rates impacting the cost and/or availability of financing;

•	risks associated with forward interest rate contracts and the effectiveness of such arrangements;

•	risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets;

•	risks associated with actual or threatened terrorist attacks;

•	risks associated with the impact on our insurance program if TRIA, which expires on December 31, 2007, is not extended or is extended on different terms;

•	costs of compliance with the Americans with Disabilities Act and other similar laws;

•	potential liability for uninsured losses and environmental contamination;

•	risks associated with Boston Properties, Inc.’s potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended;

•	possible adverse changes in tax and environmental laws;

•	risks associated with possible state and local tax audits;

•	risks associated with our dependence on key personnel whose continued service is not guaranteed; and

•	the other risk factors identified in our most recently filed Annual Report on Form 10-K, including those described under the caption “Risk Factors.”

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

Overview

Boston Properties Limited Partnership is the entity through which Boston Properties, Inc., a fully integrated self-administered and self-managed real estate investment trust, or “REIT” and one of the largest owners and developers of Class A office properties in the United States, conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Our properties are concentrated in five markets—Boston, midtown Manhattan, Washington, D.C., San Francisco and Princeton, N.J. We generate revenue and cash primarily by leasing our Class A office space to our tenants. Factors we consider when we lease space include the creditworthiness of the tenant, the length of the lease, the rental rate to be paid, the costs of tenant improvements, current and anticipated operating costs and real estate taxes, our current and anticipated vacancy, current and anticipated future demand for office space generally and general economic factors. We also generate cash through the sale of assets, which may be either non-core assets that have limited growth potential or core assets that command premiums from real estate investors.

The office markets in which we operate continued to show dramatic improvement into the second quarter of 2006. We continue to experience strong rental growth in midtown Manhattan, San Francisco, Washington, D.C. and the Boston suburbs. We continue to see improvement in market leasing conditions, highlighted by the accelerating growth of rents in midtown Manhattan. We expect this trend to continue, but its impact on our rental revenues will be felt gradually given the modest amount of 2006 lease expirations. Moreover, some of the leases that expire in 2006 reflect the high rents achieved in the late 1990s and early 2000s, and therefore we will experience some roll down in near-term rents despite the positive overall trends.

We remain in a period of sustained job growth with little projection of shadow space or direct vacancy in our markets. High-quality space alternatives of any significant size are quickly disappearing. Rents and lease transaction economics are improving and in most instances, though not all, we have been able to increase rents in response to improving demand. Our second quarter lease executions continued at a strong pace, totaling just over 1.1 million square feet in 84 new leases and/or amendments. This activity was spread evenly throughout our portfolio.

We continue to believe that the best utilization of our management skills is in the continued success of our development strategies. Given current market conditions, we generally believe that the returns we can generate from developments will be significantly greater than those we can expect to realize from acquisitions. As a result, we will continue to focus significant energy and capital on our current and future development pipeline. We are also considering alternative uses (i.e., non-office) for some of our land holdings and may participate in or undertake alternative development projects. We currently own land totaling approximately 7.2 million developable square feet in our portfolio with another 2.4 million developable square feet in land purchase options.

On June 6, 2006, we completed the sale of 280 Park Avenue, a Class A office property located in midtown Manhattan, for approximately $1.2 billion. We did not identify any replacement properties for 280 Park Avenue under the like-kind exchange provisions of Section 1031 of the Internal Revenue Code and, therefore, our aggregate distributions for the 2006 tax year will include, in addition to our regular quarterly distributions, at least that portion of the sale proceeds necessary for Boston Properties, Inc. to avoid paying corporate level tax on the estimated taxable gain of $750 million. Under applicable REIT tax rules, distributions for the 2006 tax year must be paid by January 30, 2007.

We believe the sale of 280 Park Avenue is evidence of a trend that sees allocators of capital continuing to place premiums on high-quality, well-located office buildings resulting in lower capitalization rates and higher prices per square foot. As an owner of these types of assets, we are pleased with higher valuations, and we intend to continue to explore the selective sale of some of our assets (including large core assets) to realize some of this value. Unfortunately, the same market conditions that are leading to record valuations for Class A office buildings and that make significant asset sales attractive to us are also continuing to make it more difficult for us to acquire assets at what we believe to be attractive rates of return. However, we have acquired and intend to pursue the acquisition of assets at attractive initial rates of return, below replacement cost or where the existing leases demonstrate potential for long-term returns consistent with our underwriting philosophy.

The highlights of the three months ended June 30, 2006 included the following:

•	On April 1, 2006, we placed-in-service 12290 Sunrise Valley, a 182,000 net rentable square foot Class A office property located in Reston, Virginia. We have leased 100% of the space.

•	On April 6, 2006, we closed an offering of $400 million in aggregate principal amount of our 3.75% exchangeable senior notes due 2036. On May 2, 2006, we closed an additional $50 million aggregate principal amount of the notes as a result of the underwriter’s exercise of its over-allotment option. The notes will be exchangeable into Boston Properties, Inc.’s common stock at an initial exchange rate, subject to adjustment, of 8.9461 shares per $1,000 principal amount of notes (or an initial exchange price of approximately $111.78 per share of Boston Properties, Inc.’s common stock) under the circumstances described in the prospectus supplement filed with the Securities and Exchange Commission on April 3, 2006. Noteholders may require us to purchase the notes at par initially on May 18, 2013 and, after that date, the notes will be redeemable at par at our option under the circumstances described in the prospectus supplement.

•	On April 13, 2006, we acquired a parcel of land located in Waltham, Massachusetts for a purchase price of $16.0 million.

•	On May 31, 2006, we redeemed the outside members’ equity interests in the limited liability company that owns Citigroup Center for an aggregate redemption price of $100 million, with $50 million paid at closing and $25 million to be paid on each of the first and second anniversaries of the closing or, if earlier, in connection with a sale of Citigroup Center. In addition, the parties terminated the existing tax protection agreement.

•	On June 5, 2006, we repaid the mortgage loan collateralized by our 191 Spring Street property located in Lexington, Massachusetts totaling approximately $17.9 million using available cash. There was no prepayment penalty associated with the repayment. The mortgage loan bore interest at a fixed rate of 8.50% per annum and was scheduled to mature on September 1, 2006.

•

On June 6, 2006, we completed the sale of 280 Park Avenue, a Class A office property of approximately 1,179,000 net rentable square feet located in midtown Manhattan, for approximately $1.2 billion in cash. Net cash proceeds were approximately $875 million, after legal defeasance of indebtedness secured by the property (consisting of approximately $254.4 million of principal indebtedness and approximately $28.2 million of related defeasance costs) and the payment of transfer taxes, brokers’ fees and other customary closing costs. As part of the transaction, we have been engaged by the buyer as the property manager and leasing agent for 280 Park Avenue for a one-year term that renews automatically.

•	On June 30, 2006, we acquired 303 Almaden Boulevard, a Class A office property with approximately 157,000 net rentable square feet located in San Jose, California, at a purchase price of approximately $45.2 million. The acquisition was financed with available cash.

Transactions completed subsequent to June 30, 2006:

•	On July 19, 2006, we executed a contract to acquire 3200 Zanker Road, an approximately 544,000 net rentable square foot Class A office complex located in San Jose, California, at a purchase price of approximately $126.0 million. The acquisition is subject to the satisfaction of customary closing conditions and there can be no assurances that the acquisition will be consummated on the terms currently contemplated or at all.

•	On August 1, 2006, we repaid the construction financing and permanent financing totaling approximately $34.0 million and $49.7 million, respectively, collateralized by our Capital Gallery property in Washington, D.C. The construction financing was provided by the same lender as the permanent financing.

•	On August 3, 2006, we modified our $605.0 million Unsecured Line of Credit by extending the maturity date from October 30, 2007 to August 3, 2010, with a provision for a one-year extension at our option, subject to certain conditions, and by reducing the per annum variable interest rate on outstanding balances from Eurodollar plus 0.65% to Eurodollar plus 0.55% per annum.

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

If our estimates of collectibility differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases was approximately 7.7 years as of June 30, 2006. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and continual monitoring of our portfolio to identify potential problem tenants.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the three and six months ended June 30, 2006 and 2005.

At June 30, 2006 and June 30, 2005, we owned or had interests in a portfolio of 124 and 122 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio are necessarily meaningful. Therefore, the comparison of operating results for the three and six months ended June 30, 2006 and 2005 show separately the changes attributable to the properties that were owned by us throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the Total Property Portfolio.

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

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income available to common unitholders, the most directly comparable GAAP financial measure, plus losses from early extinguishment of debt, depreciation and amortization, interest expense, general and administrative expense, income from discontinued operations, less gains on sales of real estate, income from unconsolidated joint ventures, minority interest in property partnership, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 115 properties totaling approximately 29.9 million net rentable square feet of space (excluding approximately 9.1 million square feet of structured parking for approximately 29,835 vehicles). The Same Property Portfolio includes two hotel properties, properties acquired or placed in-service on or prior to January 1, 2005 and owned through June 30, 2006. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after January 1, 2005 or disposed of on or prior to June 30, 2006. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the six months ended June 30, 2006 and 2005 with respect to the properties which were acquired, placed in-service, repositioned or sold.

In September 2004, we commenced the redevelopment of our Capital Gallery property in Washington, D.C. Capital Gallery is a Class A office property currently totaling approximately 397,000 net rentable square feet. The project entails removing a three-story low-rise section of the property, which is comprised of 100,000 net rentable square feet, from in-service status and developing it into a ten-story office building resulting in a total complex size of approximately 620,000 net rentable square feet. In April 2006, tenants began to take initial occupancy. This property is included in Properties Repositioned for the six months ended June 30, 2006 and June 30, 2005.

	Same Property Portfolio				Properties Sold		Properties Acquired		Properties Placed In-Service		Properties Repositioned		Total Property Portfolio
	2006	2005	Increase/ (Decrease)	% Change	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue:
Rental Revenue	$617,528	$597,456	$20,072	3.36%	$32,408	$59,945	$3,437	$—	$10,390	$—	$8,325	$6,570	$672,088	$663,971	$8,117	1.22%
Termination Income	2,212	2,957	(745)	(25.19)%	—	2,398	—	—	—	—	—	—	2,212	5,355	(3,143)	(58.69)%

Total Rental Revenue	619,740	600,413	19,327	3.22%	32,408	62,343	3,437	—	10,390	—	8,325	6,570	674,300	669,326	4,974	0.74%

Operating Expenses	203,123	188,467	14,656	7.78%	14,080	24,833	1,768	—	1,685	—	2,190	1,639	222,846	214,939	7,907	3.68%

Net Operating Income, excluding hotels	416,617	411,946	4,671	1.13%	18,328	37,510	1,669	—	8,705	—	6,135	4,931	451,454	454,387	(2,933)	(0.65)%

Hotel Net Operating Income (1)	7,770	6,358	1,412	22.21%	—	—	—	—	—	—	—	—	7,770	6,358	1,412	22.21%

Consolidated Net Operating Income (1)	424,387	418,304	6,083	1.45%	18,328	37,510	1,669	—	8,705	—	6,135	4,931	459,224	460,745	(1,521)	(0.33)%

Other Revenue:
Development and Management Services	—	—	—	—	—	—	—	—	—	—	—	—	9,606	8,673	933	10.76%
Interest and Other	—	—	—	—	—	—	—	—	—	—	—	—	10,530	4,547	5,983	131.58%

Total Other Revenue	—	—	—	—	—	—	—	—	—	—	—	—	20,136	13,220	6,916	52.31%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	—	—	30,438	29,065	1,373	4.72%
Interest	—	—	—	—	—	—	—	—	—	—	—	—	153,266	157,587	(4,321)	(2.74)%
Depreciation and amortization	123,538	122,245	1,293	1.06%	3,501	10,407	1,665	—	3,342	—	1,135	890	133,181	133,542	(361)	(0.27)%
Loss from early extinguishments of debt	—	—	—	—	—	—	—	—	—	—	—	—	31,924	12,896	19,028	147.55%

Total Other Expenses	123,538	122,245	1,293	1.06%	3,501	10,407	1,665	—	3,342	—	1,135	890	348,809	333,090	15,719	4.72%

Income before income from unconsolidated joint ventures	$300,849	$296,059	4,790	1.62%	$14,827	$27,103	$4	$—	$5,363	$—	$5,000	$4,041	$130,551	$140,875	(10,324)	(7.33)%
Income from unconsolidated joint ventures	$1,470	$1,441	$29	2.01%	$—	$17	$(179)	$—	$1,676	$724	$—	$—	2,967	2,182	785	35.98%
Income from discontinued operations	$—	$—	$—	—	$—	$520	$—	$—	$—	$—	$—	$—	—	520	(520)	(100.0)%
Minority interest in property partnership													2,013	3,124	(1,111)	(35.56)%
Gains on sales of real estate													704,536	128,423	576,113	448.61%
Gain on sale of real estate from discontinued operations													—	10,671	(10,671)	(100.0)%
Preferred distributions and allocation of undistributed earnings													(28,530)	(11,466)	17,064	148.82%

Net Income available to common unitholders													$811,537	$274,329	$537,208	195.83%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 31.

Rental Revenue

The increase of approximately $8.1 million in the Total Property Portfolio is comprised of increases and decreases within the five categories that comprise our Total Property Portfolio. Rental revenue from the Same Property Portfolio increased approximately $20.1 million, Properties Sold decreased approximately $27.5 million, Properties Acquired increased approximately $3.4 million, Properties Placed In-Service increased approximately $10.4 million and Properties Repositioned increased approximately $1.8 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Rental revenue from the Same Property Portfolio increased approximately $20.1 million for the six months ended June 30, 2006 compared to 2005. Included in rental revenue is an overall increase in base rental revenue of approximately $27.0 million, offset by a decrease of approximately $18.2 million in straight line rents, primarily due to the reduction of free rent at Times Square Tower during the prior year. Approximately $10.6 million of the increase from the Same Property Portfolio was due to an increase in recoveries from tenants and approximately $0.7 million of the increase from the Same Property Portfolio was due to an increase in parking and other income. With relatively little roll-over in the remainder of 2006 and much of the related rent commencement deferred into 2007 for much of our currently vacant space, we do not expect more than a modest increase in the Same Property Portfolio rental revenue during the remainder of 2006.

The increase in rental revenue from Properties Placed In-Service relates to placing in-service our Seven Cambridge Center development project in the first quarter of 2006 and 12290 Sunrise Valley in the second quarter of 2006. Rental revenue from Properties Placed In-Service increased approximately $10.4 million, as detailed below:

		Rental Revenue for the six months ended June 30
Property	Date Placed In-Service	2006	2005	Change
		(in thousands)
Seven Cambridge Center	First Quarter, 2006	$9,083	$—	$9,083
12290 Sunrise Valley	Second Quarter, 2006	1,307	—	1,307

Total		$10,390	$—	$10,390

The acquisition of Prospect Place on December 30, 2005 and 303 Almaden Boulevard on June 30, 2006 increased revenue from Properties Acquired by approximately $3.4 million for the six months ended June 30, 2006.

The aggregate increase in rental revenue was offset by the sales of 280 Park Avenue in June of 2006 and Embarcadero Center West Tower, Riverfront Plaza and 100 East Pratt Street during 2005. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for each property. Rental Revenue from Properties Sold decreased by approximately $27.5 million, as detailed below:

		Rental Revenue for the six months ended June 30
Property	Date Sold	2006	2005	Change
		(in thousands)
280 Park Avenue	June 6, 2006	$32,408	$34,965	$(2,557)
Riverfront Plaza	May 16, 2005	—	8,726	(8,726)
100 East Pratt Street	May 12, 2005	—	8,434	(8,434)
Embarcadero Center West Tower	December 14, 2005	—	7,820	(7,820)

Total		$32,408	$59,945	$(27,537)

Rental revenue from Properties Repositioned for the six months ended June 30, 2006 increased approximately $1.8 million over the six months ended June 30, 2005. In April 2006 tenants began to take occupancy at our redevelopment project at Capital Gallery. We anticipate placing the project in-service during the third quarter of 2006 with initial occupancy of approximately 83%.

Termination Income

Termination income for the six months ended June 30, 2006 was related to ten tenants across the Total Property Portfolio that terminated their leases, and we recognized termination income totaling approximately $2.2 million. This compared to termination income of $5.4 million for the six months ended June 30, 2005 related to twelve tenants. We currently anticipate realizing approximately $1.0 million in termination income in each of the third and fourth quarters of 2006.

Operating Expenses

The $7.9 million increase in property operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Total Property Portfolio is mainly comprised of increases and decreases within five categories that comprise our Total Property Portfolio. Operating expenses for the Same Property Portfolio increased approximately $14.7 million, Properties Sold decreased approximately $10.8 million, Properties Acquired increased approximately $1.8 million, Properties Placed In-Service increased approximately $1.7 million and Properties Repositioned increased approximately $0.5 million.

Operating expenses from the Same Property Portfolio increased approximately $14.7 million for the six months ended June 30, 2006 compared to 2005. Included in Same Property Portfolio operating expenses is an increase in utility expenses of approximately $6.1 million, an increase of approximately 18% over the prior year to date utility expense. In addition, real estate taxes increased approximately $4.3 million due to increased real estate tax assessments, with more than half of this increase specifically attributed to properties located in New York City. The remaining $4.3 million increase in the Same Property Portfolio operating expenses is related to an increase in repairs and maintenance.

The increase in operating expenses from Properties Placed In-Service relates to placing in-service our Seven Cambridge Center development project in the first quarter of 2006 and 12290 Sunrise Valley in the second quarter of 2006. Operating expenses from Properties Placed In-Service increased approximately $1.7 million, as detailed below:

		Operating Expenses for the six months ended June 30
Property	Date Placed In-Service	2006	2005	Change
		(in thousands)
Seven Cambridge Center	First Quarter, 2006	$1,567	$—	$1,567
12290 Sunrise Valley	Second Quarter, 2006	118	—	118

Total		$1,685	$—	$1,685

A decrease of approximately $10.8 million in the Total Property Portfolio operating expenses was due to the sales of 280 Park Avenue in June of 2006 and Embarcadero Center West Tower, 100 East Pratt Street and Riverfront Plaza in 2005, as detailed below.

		Operating Expenses for the six months ended June 30
Property	Date Sold	2006	2005	Change
		(in thousands)
280 Park Avenue	June 6, 2006	$14,080	$15,683	$(1,603)
100 East Pratt Street	May 12, 2005	—	2,971	(2,971)
Riverfront Plaza	May 16, 2005	—	2,839	(2,839)
Embarcadero Center West Tower	December 14, 2005	—	3,339	(3,339)

Total		$14,080	$24,832	$(10,752)

Our redevelopment project at Capital Gallery opened in April 2006 as tenants began to take occupancy. Operating expenses from Properties Repositioned for the six months ended June 30, 2006 increased approximately $0.5 million over the six months ended June 30, 2005.

We continue to review and monitor the impact of rising insurance costs and energy costs, as well as other factors, on our operating budgets for fiscal year 2006. Because some operating expenses are not recoverable from tenants, an increase in operating expenses due to one or more of the foregoing factors could have an adverse effect on our results of operations.

Hotel Net Operating Income

Net operating income for the hotel properties increased approximately $1.4 million, a 22.2% increase for the six months ended June 30, 2006 as compared to 2005. For the six months ended June 30, 2005 the operations of the Residence Inn by Marriott® has been included as part of discontinued operations due to its sale on November 4, 2005. Revenue from the hotels continued to improve in the second quarter, primarily as a result of citywide conventions. We expect the hotels to contribute between $12 million and $13 million of net operating income for the remainder of the year ending December 31, 2006.

The following reflects our occupancy and rate information for our hotel properties for the six months ended June 30, 2006 and 2005:

	2006	2005	Percentage Change
Occupancy	75.3%	75.6%	(0.4)%
Average daily rate	$207.07	$186.43	11.1%
Revenue per available room, REVPAR	$160.31	$141.50	13.3%

Development and Management Services

Development and Management Services income increased approximately $1.0 million for the six months ended June 30, 2006 compared to 2005. Development income decreased slightly due to the completion of third-party development projects at 901 New York Avenue in 2005 and the National Institute of Health in Washington, D.C. Management Service income has increased approximately $1.3 million due to maintaining management contracts following the sales of 100 East Pratt Street, Riverfront Plaza and Embarcadero Center West Tower as well as the sale of 280 Park Avenue on June 6, 2006. We expect our third-party management and development fee income for the calendar year 2006 to be between $15 million and $16 million, which includes the income from our continued management of 280 Park Avenue.

Interest and Other Income

Interest and other income increased by approximately $6.0 million for the six months ended June 30, 2006 compared to 2005 as a result of higher overall interest rates as well as the timing of our cash balances for the six months ended June 30, 2006 compared to June 30, 2005. During the second quarter we raised $450 million through our unsecured exchangeable senior notes. On June 6, 2006, we completed the sale of 280 Park Avenue for net cash proceeds of approximately $875 million. We did not identify any replacement properties for 280 Park Avenue under the like-kind exchange provisions of Section 1031 of the Internal Revenue Code and, therefore, our aggregate distributions for the 2006 tax year will include, in addition to our regular quarterly distribution, at least that portion of the sale proceeds necessary for Boston Properties, Inc. to avoid paying corporate level tax on the estimated taxable gain. We continue to look at additional asset sales as a way to monetize the strong valuations in the market. We expect interest income to be between $37 million and $38 million for 2006 given the additional cash balances we are currently carrying.

Other Expenses

General and Administrative

General and administrative expenses increased approximately $1.4 million for the six months ended June 30, 2006 compared to 2005. An overall increase of approximately $2.2 million was attributed to bonuses and salaries for the six months ended June 30, 2006 compared to 2005. These increases were offset by a decrease of approximately $0.5 million attributable to accounting- and legal-related expenses, as well as other overall decreases of approximately $0.3 million. We anticipate our general and administrative expenses to be approximately $60.0 million for the year 2006.

Commencing in 2003, we issued restricted stock and/or LTIP Units, as opposed to granting stock options and restricted stock, under the 1997 Stock Option and Incentive Plan as our primary vehicle for employee equity compensation. An LTIP Unit is generally the economic equivalent of a share of our restricted stock. Employees generally vest in restricted stock and LTIP Units over a five-year term (for awards granted prior to 2003, vesting is in equal annual installments; for those granted in 2003 and later, vesting is over a five-year term with annual vesting of 0%, 0%, 25%, 35% and 40%). Restricted stock and LTIP Units are valued based on observable market prices for similar instruments. Such value is recognized as an expense ratably over the corresponding employee service period. LTIP Units that were issued in January 2005 and all subsequent LTIP Unit awards will be valued using an option pricing model in accordance with the provisions of SFAS No. 123R. To the extent restricted stock or LTIP Units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “stock-based compensation.” Stock-based compensation expense associated with $6.1 million of equity-based compensation that was granted in January 2003 and $9.7 million in January 2004 will generally be expensed ratably as such restricted stock and LTIP Units vests over a five-year vesting period. Stock-based compensation associated with approximately $11.4 million of restricted stock and LTIP Units granted in January 2005 and approximately $11.3 million of restricted stock and LTIP Units granted in April 2006 will also be incurred ratably as such restricted stock and LTIP Units vest. To the extent we continue to grant restricted stock and/or LTIP Unit awards, our expense will continue to increase significantly until 2008 even if there are no future increases in the aggregate value of restricted equity granted each year. This is because we expense the value of the restricted stock and LTIP Unit awards ratably over the five-year vesting period and a full run-rate will not be achieved until 2008.

Interest Expense

Interest expense for the Total Property Portfolio decreased approximately $4.3 million for the six months ended June 30, 2006 compared to 2005. The majority of the decreases are due to (1) the repayment of outstanding mortgage debt in connection with the sales of 280 Park Avenue in June 2006, Riverfront Plaza and 100 East Pratt Street in the second quarter of 2005, and Embarcadero Center West Tower in October 2005, which collectively decreased interest expense by $9.1 million, (2) the impact of refinancing our fixed rate debt collateralized by 599 Lexington Avenue using borrowings under our unsecured line at a lower interest rate, which decreased interest expense approximately $1.4 million, and (3) the repayment of our mortgage loans collateralized by 191 Spring Street and 601 and 651 Gateway Boulevard, which decreased interest expense approximately $1.6 million. These decreases were offset by (1) increases of approximately $4.9 million at Times Square Tower due to increasing interest rates (5.70% on June 30, 2006 and 3.78% on June 30, 2005) as well as the increased principal balance due to the refinancing of the mortgage loan in June 2005 and (2) an increase of approximately $4.2 million related to interest incurred on the $450 million unsecured exchangeable senior notes at 3.75% per annum interest rate. We expect interest expense for the year ended December 31, 2006 to be somewhere between $297 million and $300 million, taking into account the expected repayment of debt with the proceeds from our unsecured exchangeable senior notes, increases in the LIBOR rate and the increase in interest expense from the cessation of interest capitalization related to placing new developments in service.

At June 30, 2006, our variable rate debt consisted of our construction loans on our Times Square Tower and Capital Gallery Expansion, as well as our borrowings under our unsecured line of credit. On August 1, 2006, we repaid the mortgage loan collateralized by our Capital Gallery Expansion project. The following summarizes our outstanding debt as of June 30, 2006 compared with June 30, 2005:

	June 30,
	2006	2005
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$4,101,345	$4,376,618
Variable rate	732,056	522,139

Total	$4,833,401	$4,898,757

Percent of total debt:
Fixed rate	84.85%	89.34%
Variable rate	15.15%	10.66%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	5.90%	6.65%
Variable rate	5.70%	3.85%

Total	5.87%	6.36%

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio decreased slightly for the six months ended June 30, 2006 compared to 2005. The majority of the change to depreciation was due to the sales of 280 Park Avenue, in June of 2006, Embarcadero Center West Tower, 100 East Pratt Street and Riverfront Plaza in 2005, which resulted in a decrease of approximately $6.9 million. This decrease was offset partially by increased depreciation of $3.3 million due to the placing in-service our Seven Cambridge Center development project in the first quarter of 2006 and 12290 Sunrise Valley in the second quarter of 2006, approximately $1.7 million related to the acquisition of Prospect Place on December 30, 2005 and approximately $0.2 million related to the initial lease occupancy at Capital Gallery. Depreciation and amortization in the Same Property Portfolio increased approximately $1.3 million for the six months ended June 30, 2006 compared to 2005.

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the six months ended June 30, 2006 and 2005 were $2.9 million and $3.1 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the six months ended June 30, 2006 and 2005 was $3.0 million and $1.6 million, respectively. These costs are not included in the interest expense referenced above. As we continue to expand our development pipeline, we anticipate capitalized costs to increase.

Losses from early extinguishments of debt

For the six months ended June 30, 2006, we repaid the construction financing collateralized by our Seven Cambridge Center property and, in connection with the sale of 280 Park Avenue, we legally defeased the mortgage indebtedness collateralized by 280 Park Avenue totaling approximately $254.4 million. In connection with the defeasance of mortgage indebtedness at 280 Park Avenue we recognized a loss from early extinguishment of debt totaling approximately $31.4 million consisting of the difference between the value of the U.S. Treasuries and the principal balance of the mortgage loan totaling approximately $28.2 million and the write-off of unamortized deferred financing costs totaling approximately $3.2 million. The construction financing at Seven Cambridge Center totaling approximately $112.5 million was repaid using approximately $7.5 million of available cash and $105.0 million drawn under our Unsecured Line of Credit. There was no prepayment penalty associated with the repayment for Seven Cambridge Center. We recognized losses from early extinguishments of debt totaling approximately $0.5 million consisting of the write-off of unamortized deferred financing costs.

In connection with the sales of 100 East Pratt Street and Riverfront Plaza in May 2005, we repaid the mortgage loans collateralized by the properties totaling approximately $188 million. During the six months ended June 30, 2005, we recognized a loss from early extinguishment of debt totaling approximately $11.0 million, consisting of prepayment fees of approximately $10.8 million and the write-off of unamortized deferred financing costs of approximately $0.2 million. We also recognized a $1.9 million loss from early extinguishment of debt which relates to the refinancing of our Times Square Tower mortgage loan as well the modification on our Unsecured Line of Credit.

Income from Unconsolidated Joint Ventures

During the first quarter of 2005, we placed in-service 901 New York Avenue, a 539,000 net rentable square foot Class A office property located in Washington, D.C., in which we have a 25% ownership interest. The addition of this property increased income from joint ventures by approximately $0.7 million for the six months ended June 30, 2006.

Income from discontinued operations

For the six months ended June 30, 2006 there were no properties included in discontinued operations. Properties included in discontinued operations for the six months ended June 30, 2005 consisted of Old Federal Reserve, 40-46 Harvard Street and Residence Inn by Marriott®.

Gains on sales of real estate

On June 6, 2006, we sold 280 Park Avenue, a 1,179,000 net rentable square foot Class A office property located in midtown Manhattan, New York, for approximately $1.2 billion. Net proceeds totaled approximately $875 million after legal defeasance of indebtedness secured by the property (consisting of approximately $254.4 million of principal indebtedness and approximately $28.2 million of related defeasance costs) and the payment of transfer taxes, brokers’ fees and other customary closing costs. We recognized a gain on sale of approximately $698.4 million.

In January 2006 we recognized a gain on the sale of a parcel of land at the Prudential Center located in Boston, Massachusetts which had been accounted for previously as a financing transaction. During January 2006, the transaction qualified as a sale for financial reporting purposes.

Gains on sales of real estate for the six months ended June 30, 2005 in the Total Property Portfolio primarily relate to the sales of Riverfront Plaza and 100 East Street which are not included in discontinued operations due to our continuing involvement in the management, for a fee, of these properties after the sales. In addition, the sale of Decoverly Four and Five, consisting of two undeveloped land parcels located in Rockville, Maryland are included in gains on sales of real estate and other assets for the six months ended June 30, 2005.

Minority interest in property partnership

Minority interest in property partnership consists of the outside equity interests in the venture that owns Citigroup Center. This venture is consolidated with our financial results because we exercise control over the entity. Due to the redemption of the minority interest holder at Citigroup Center, minority interest in property partnership will no longer reflect an allocation to the minority interest holder.

Comparison of the three months ended June 30, 2006 to the three months ended June 30, 2005.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 115 properties totaling approximately 29.9 million net rentable square feet of space (excluding approximately 9.1 million square feet of structured parking for approximately 29,835 vehicles). The Same Property Portfolio includes two hotel properties, properties acquired or placed in-service on or prior to April 1, 2005 and owned through June 30, 2006. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after April 1, 2005 or disposed of on or prior to June 30, 2006. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended June 30, 2006 and 2005 with respect to the properties which were acquired, placed in-service, repositioned or sold.

In September 2004, we commenced the redevelopment of our Capital Gallery property in Washington, D.C. Capital Gallery is a Class A office property currently totaling approximately 397,000 net rentable square feet. The project entails removing a three-story low-rise section of the property, which is comprised of 100,000 net rentable square feet, from in-service status and developing it into a ten-story office building resulting in a total complex size of approximately 620,000 net rentable square feet. In April 2006, tenants began to take initial occupancy. This property is included in Properties Repositioned for the six months ended June 30, 2006 and June 30, 2005.

	Same Property Portfolio				Properties Sold		Properties Acquired		Properties Placed In-Service		Properties Repositioned		Total Property Portfolio
	2006	2005	Increase/ (Decrease)	% Change	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue:
Rental Revenue	$309,085	$298,992	$10,093	3.38%	$13,502	$27,089	$1,745	$—	$6,064	$—	$5,084	$3,257	$335,480	$329,338	$6,142	1.86%
Termination Income	1,400	1,580	(180)	(11.39)%	—	2,398	—	—	—	—	—	—	1,400	3,978	(2,578)	(64.81)%

Total Rental Revenue	310,485	300,572	9,913	3.30%	13,502	29,487	1,745	—	6,064	—	5,084	3,257	336,880	333,316	3,564	1.07%

Operating Expenses	101,643	94,038	7,605	8.09%	5,669	11,565	868	—	807	—	1,245	852	110,232	106,455	3,777	3.55%

Net Operating Income, excluding hotels	208,842	206,534	2,308	1.12%	7,833	17,922	877	—	5,257	—	3,839	2,405	226,648	226,861	(213)	(0.10)%

Hotel Net Operating Income (1)	6,904	5,071	1,833	36.15%	—	—	—	—	—	—	—	—	6,904	5,071	1,833	36.15%

Consolidated Net Operating Income (1)	215,746	211,605	4,141	1.96%	7,833	17,922	877	—	5,257	—	3,839	2,405	233,552	231,932	1,620	0.7%

Other Revenue:
Development and Management Services	—	—	—	—	—	—	—	—	—	—	—	—	5,230	4,137	1,093	26.42%
Interest and Other	—	—	—	—	—	—	—	—	—	—	—	—	8,565	2,916	5,649	193.72%

Total Other Revenue	—	—	—	—	—	—	—	—	—	—	—	—	13,795	7,053	6,742	95.59%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	—	—	15,796	14,252	1,544	10.83%
Interest	—	—	—	—	—	—	—	—	—	—	—	—	78,449	78,233	216	0.28%
Depreciation and amortization	62,891	61,304	1,587	2.59%	714	4,545	743	—	1,980	—	712	447	67,040	66,296	744	1.12%
Loss from early extinguishments of debt	—	—	—	—	—	—	—	—	—	—	—	—	31,457	12,896	18,561	143.93%

Total Other Expenses	62,891	61,304	1,587	2.59%	714	4,545	743	—	1,980	—	712	447	192,742	171,677	21,065	12.27%

Income before income from unconsolidated joint ventures	$152,855	$150,301	$2,554	1.70%	$7,119	$13,377	$134	$—	$3,277	$—	$3,127	$1,958	$54,605	$67,308	$(12,703)	(18.87)%
Income from unconsolidated joint ventures	$1,079	$246	$833	338.62%	$—	$9	$(178)	$—	$776	$592	$—	$—	1,677	847	830	97.99%
Income from discontinued operations	$—	$—	$—	—	$—	$871	$—	$—	$—	$—	$—	$—	—	871	(871)	(100.0)%
Minority interest in property partnership													777	1,472	(695)	(47.21)%
Gains on sales of real estate													698,063	126,978	571,085	449.75%
Gain on sale of real estate from discontinued operations													—	10,671	(10,671)	(100.0)%
Preferred distributions and allocation of undistributed earnings													(24,269)	(8,213)	16,056	195.49%

Net Income available to common unitholders													$730,853	$199,934	$530,919	265.55%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 31.

Rental Revenue

The increase of approximately $6.1 million in the Total Property Portfolio is comprised of increases and decreases within the five categories that comprise our Total Property Portfolio. Rental revenue from the Same Property Portfolio increased approximately $10.1 million, Properties Sold decreased approximately $13.6 million, Properties Acquired increased approximately $1.7 million, Properties Placed In-Service increased approximately $6.1 million, Properties Repositioned increased approximately $1.8 million.

Rental revenue from the Same Property Portfolio increased approximately $10.1 million for the three months ended June 30, 2006 compared to 2005. Included in rental revenue is an overall increase in base rental revenue of approximately $13.7 million. Approximately $5.2 million of the increase from the Same Property Portfolio was due to an increase in recoveries from tenants. These increases were offset by a decrease of approximately $8.8 million related to straight line rents, primarily due to the reduction of free rent at Times Square Tower during the prior year. With relatively little roll-over in the remainder of 2006 and much of the related rent commencement deferred into 2007 for much of our currently vacant space, we do not expect more than a modest increase in the Same Property Portfolio rental revenue during the remainder of 2006.

The increase in rental revenue from Properties Placed In-Service relates to placing in-service our Seven Cambridge Center development project in the first quarter of 2006 and 12290 Sunrise Valley in the second quarter of 2006. Rental revenue from Properties Placed In-Service increased approximately $6.1 million, as detailed below:

		Rental Revenue for the three months ended June 30
Property	Date Placed In-Service	2006	2005	Change
		(in thousands)
Seven Cambridge Center	First Quarter, 2006	$4,757	$—	$4,757
12290 Sunrise Valley	Second Quarter, 2006	1,307	—	1,307

Total		$6,064	$—	$6,064

The acquisition of Prospect Place on December 30, 2005 and 303 Almaden Boulevard on June 30, 2006 increased revenue from Properties Acquired by approximately $1.7 million for the three months ended June 30, 2006.

The aggregate increase in rental revenue was offset by the sales of 280 Park Avenue in June 2006 and Embarcadero Center West Tower, Riverfront Plaza and 100 East Pratt Street during 2005. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for each property. Rental Revenue from Properties Sold decreased by approximately $13.6 million, as detailed below:

		Rental Revenue for the three months ended June 30
Property	Date Sold	2006	2005	Change
		(in thousands)
280 Park Avenue	June 6, 2006	$13,502	$17,927	$(4,425)
Riverfront Plaza	May 16, 2005	—	2,788	(2,788)
100 East Pratt Street	May 12, 2005	—	2,501	(2,501)
Embarcadero Center West Tower	December 14, 2005	—	3,873	(3,873)

Total		$13,502	$27,089	$(13,587)

Rental revenue from Properties Repositioned for the three months ended June 30, 2006 increased approximately $1.8 million over the three months ended June 30, 2005. In April 2006 tenants began to take occupancy at our redevelopment project at Capital Gallery. We anticipate placing the project in-service during the third quarter of 2006 with initial occupancy of approximately 83%.

Termination Income

Termination income for the three months ended June 30, 2006 was related to seven tenants across the Total Property Portfolio that terminated their leases, and we recognized termination income totaling approximately $1.4 million. This compared to termination income of $4.0 million for the three months ended June 30, 2005 related to seven tenants. We currently anticipate realizing approximately $1.0 million in termination income in each of the third and fourth quarters of 2006.

Operating Expenses

The $3.8 million increase in property operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Total Property Portfolio is mainly comprised of increases and decreases within five categories that comprise our Total Property Portfolio. Operating expenses for the Same Property Portfolio increased approximately $7.6 million, Properties Acquired increased approximately $0.9 million, Properties Placed In-Service increased approximately $0.8 million, Properties Repositioned increased approximately $0.3 million and Properties Sold decreased approximately $5.9 million.

Operating expenses from the Same Property Portfolio increased approximately $7.6 million for the three months ended June 30, 2006 compared to 2005. Included in Same Property Portfolio operating expenses is an increase in utility expenses of approximately $2.8 million, an increase of approximately 17% over the prior year second quarter utility expense. In addition, real estate taxes increased approximately $2.2 million due to increased real estate tax assessments, with approximately half of this increase specifically attributed to properties located in New York City. The remaining $2.6 million increase in the Same Property Portfolio operating expenses is related to an increase in repairs and maintenance.

The increase in operating expenses from Properties Placed In-Service relates to placing in-service our Seven Cambridge Center development project in the first quarter of 2006 and 12290 Sunrise Valley in the second quarter of 2006. Operating expenses from Properties Placed In-Service increased approximately $0.8 million, as detailed below:

		Operating Expenses for the three months ended June 30
Property	Date Placed In-Service	2006	2005	Change
		(in thousands)
Seven Cambridge Center	First Quarter, 2006	$689	$—	$689
12290 Sunrise Valley	Second Quarter, 2006	118	—	118

Total		$807	$—	$807

A decrease of approximately $5.9 million in the Total Property Portfolio operating expenses was due to the sales of 280 Park Avenue in June 2006 and Embarcadero Center West Tower, 100 East Pratt Street and Riverfront Plaza in 2005, as detailed below.

		Operating Expenses for the three months ended June 30
Property	Date Sold	2006	2005	Change
		(in thousands)
280 Park Avenue	June 6, 2006	$5,669	$8,035	$(2,366)
100 East Pratt Street	May 12, 2005	—	886	(886)
Riverfront Plaza	May 16, 2005	—	906	(906)
Embarcadero Center West Tower	December 14, 2005	—	1,738	(1,738)

Total		$5,669	$11,565	$(5,896)

Our redevelopment project at Capital Gallery opened in April 2006 as tenants began to take occupancy. Operating expenses from Properties Repositioned for the three months ended June 30, 2006 increased approximately $0.3 million over the three months ended June 30, 2005.

We continue to review and monitor the impact of rising insurance costs and energy costs, as well as other factors, on our operating budgets for fiscal year 2006. Because some operating expenses are not recoverable from tenants, an increase in operating expenses due to one or more of the foregoing factors could have an adverse effect on our results of operations.

Hotel Net Operating Income

Net operating income for the hotel properties increased approximately $1.8 million, a 36.2% increase for the three months ended June 30, 2006 as compared to 2005. For the three months ended June 30, 2005 the operations of the Residence Inn by Marriott® has been included as part of discontinued operations due to its sale on November 4, 2005. Revenue from the hotels continued to improve in the second quarter, primarily as a result of citywide conventions. We expect the hotels to contribute between $12 million and $13 million of net operating income for the remainder of the year ending December 31, 2006.

The following reflects our occupancy and rate information for our hotel properties for the three months ended June 30, 2006 and 2005:

	2006	2005	Percentage Change
Occupancy	83.4%	82.2%	1.5%
Average daily rate	$241.69	$211.19	14.4%
Revenue per available room, REVPAR	$203.42	$174.26	16.7%

Development and Management Services

Development and Management Service income increased approximately $1.1 million for the three months ended June 30, 2006 compared to 2005. Management Service income has increased approximately $1.0 million due to maintaining management contracts following the sales of 100 East Pratt Street, Riverfront Plaza and Embarcadero Center West Tower as well as the sale of 280 Park Avenue on June 6, 2006. We expect our third-party management and development fee income for the calendar year 2006 to be between $15 million and $16 million, which includes the impact of our continued management of 280 Park Avenue.

Interest and Other Income

Interest and other income increased approximately 5.6 million for the three months ended June 30, 2006 compared to 2005 as a result of higher overall interest rates as well as the timing of our cash balances for the six months ended June 30, 2006 compared to June 30, 2005. During the second quarter we raised $450 million through our unsecured exchangeable senior notes. On June 6, 2006, we completed the sale of 280 Park Avenue for net cash proceeds of approximately $875 million. We did not identify any replacement properties for 280 Park Avenue under the like-kind exchange provisions of Section 1031 of the Internal Revenue Code and, therefore, our aggregate distributions for the 2006 tax year will include, in addition to our regular quarterly distributions, at least that portion of the sale proceeds necessary for Boston Properties, Inc. to avoid paying corporate level tax on the estimated taxable gain, estimated to be $750 million. We continue to look at additional asset sales as a way to monetize the strong valuations in the market. We expect interest income to be between $37 million and $38 million for 2006 given the additional cash balances we are currently carrying.

Other Expenses

General and Administrative

General and administrative expenses increased approximately $1.5 million for the three months ended June 30, 2006 compared to 2005. The majority of this increase was attributed to bonuses and salaries for the three months ended June 30, 2006 compared to 2005.

Commencing in 2003, we issued restricted stock and/or LTIP Units, as opposed to granting stock options and restricted stock, under the 1997 Stock Option and Incentive Plan as our primary vehicle for employee equity compensation. An LTIP Unit is generally the economic equivalent of a share of our restricted stock. Employees generally vest in restricted stock and LTIP Units over a five-year term (for awards granted prior to 2003, vesting is in equal annual installments; for those granted in 2003 and later, vesting is over a five-year term with annual vesting of 0%, 0%, 25%, 35% and 40%). Restricted stock and LTIP Units are valued based on observable market prices for similar instruments. Such value is recognized as an expense ratably over the corresponding employee service period. LTIP Units that were issued in January 2005 and any future LTIP Unit awards will be valued using an option pricing model in accordance with the provisions of SFAS No. 123R. To the extent restricted stock or LTIP Units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “stock-based compensation.” Stock-based compensation expense associated with $6.1 million of equity-based compensation that was granted in January 2003 and $9.7 million in January 2004 will generally be expensed ratably as such restricted stock and LTIP Units vests over a five-year vesting period. Stock-based compensation associated with approximately $11.4 million of restricted stock and LTIP Units granted in January 2005 and approximately $11.3 million of restricted stock and LTIP Units granted in April 2006 will also be incurred ratably as such restricted stock and LTIP Units vest. To the extent we continue to grant restricted stock and/or LTIP Unit awards, our expense will continue to increase significantly until 2008 even if there are no future increases in the aggregate value of restricted equity granted each year. This is because we expense the value of the restricted stock and LTIP Unit awards ratably over the five-year vesting period and a full run-rate will not be achieved until 2008.

Interest Expense

Interest expense for the Total Property Portfolio increased slightly for the three months ended June 30, 2006 compared to 2005. The fluctuation is due to (1) the repayment of outstanding mortgage debt in connection with the sales of 280 Park Avenue in June 2006, Riverfront Plaza and 100 East Pratt Street in the second quarter of 2005, and Embarcadero Center West Tower in October 2005, which collectively decreased interest expense by $4.4 million, (2) the impact of refinancing our fixed rate debt collateralized by 599 Lexington Avenue using borrowings under our unsecured line at a lower interest rate, which decreased interest expense approximately $0.8 million, and (3) the repayment of our mortgage loans collateralized by 191 Spring Street and 601 and 651 Gateway Boulevard, which decreased interest expense approximately $1.0 million. These decreases were offset by (1) increases of approximately $2.7 million at Times Square Tower due to increasing interest rates (5.70% on June 30, 2006 and 3.78% on June 30, 2005) as well as the increased principal balance due to the refinancing of the mortgage loan in June 2005 and (2) an increase of approximately $4.1 million related to interest incurred on the $450 million unsecured exchangeable senior notes at 3.75% per annum interest rate.

At June 30, 2006, our variable rate debt consisted of our construction loans on our Times Square Tower and Capital Gallery Expansion, as well as our borrowings under our unsecured line of credit. On August 1, 2006, we repaid the mortgage loan collateralized by our Capital Gallery Expansion project. The following summarizes our outstanding debt as of June 30, 2006 compared with June 30, 2005:

	June 30,
	2006	2005
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$4,101,345	$4,376,618
Variable rate	732,056	522,139

Total	$4,833,401	$4,898,757

Percent of total debt:
Fixed rate	84.85%	89.34%
Variable rate	15.15%	10.66%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	5.90%	6.65%
Variable rate	5.70%	3.85%

Total	5.87%	6.36%

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio increased approximately $1.0 million for the three months ended June 30, 2006 compared to 2005. The majority of the change in depreciation was due to the sales of 280 Park Avenue in June 2006 and Embarcadero Center West Tower, 100 East Pratt Street and Riverfront Plaza in 2005, which resulted in a decrease of approximately $3.8 million. This decrease was offset partially by increased depreciation of $2.0 million due to the placing in-service our Seven Cambridge Center development project in the first quarter of 2006, an increase of approximately $1.6 million related to the Same Property Portfolio and approximately $0.8 million related to the acquisition of Prospect Place on December 30, 2005.

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the three months ended June 30, 2006 and 2005 were $1.5 million and $1.4 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the three months ended June 30, 2006 and 2005 was $1.3 million and $0.9 million, respectively. These costs are not included in the interest expense referenced above. As we continue to expand our development pipeline, we anticipate capitalized costs to increase.

Losses from early extinguishments of debt

In connection with the defeasance of mortgage indebtedness at 280 Park Avenue we recognized a loss from early extinguishment of debt totaling approximately $31.4 million consisting of the difference between the value of the U.S. Treasuries and the principal balance of the mortgage loan totaling approximately $28.2 million and the write-off of unamortized deferred financing costs totaling approximately $3.2 million.

In connection with the sales of 100 East Pratt Street and Riverfront Plaza in May 2005, we repaid the mortgage loans collateralized by the properties totaling approximately $188 million. During the three months ended June 30, 2005, we recognized a loss from early extinguishment of debt totaling approximately $11.0 million, consisting of prepayment fees of approximately $10.8 million and the write-off of unamortized deferred financing costs of approximately $0.2 million. We also recognized a $1.9 million loss from early extinguishment of debt which relates to the refinancing of our Times Square Tower mortgage loan as well the modification on our Unsecured Line of Credit.

Income from Unconsolidated Joint Ventures

During the first quarter of 2005, we placed in-service 901 New York Avenue, a 539,000 net rentable square foot Class A office property located in Washington, D.C., in which we have a 25% ownership interest. The addition of this property increased income from joint ventures by approximately $0.8 million for the three months ended June 30, 2006. This was partially offset by our 265 Franklin Street venture, the occupancy of which has decreased from 75.2% as of June 30, 2005 to 72.1% as of June 30, 2006.

Income from discontinued operations

For the three months ended June 30, 2006 there were no properties included in discontinued operations. Properties included in discontinued operations for the three months ended June 30, 2005 consisted of Old Federal Reserve, 40-46 Harvard Street and Residence Inn by Marriott®.

Gains on sales of real estate

On June 6, 2006, we sold 280 Park Avenue, a 1,179,000 net rentable square foot Class A office property located in midtown Manhattan, New York, for approximately $1.2 billion. Net proceeds totaled approximately $875 million after legal defeasance of indebtedness secured by the property (consisting of approximately $254.4 million of principal indebtedness and approximately $28.2 million of related defeasance costs) and the payment of transfer taxes, brokers’ fees and other customary closing costs. We recognized a gain on sale of approximately $698.4 million.

Gains on sales of real estate for the three months ended June 30, 2005 in the Total Property Portfolio primarily relate to the sales of Riverfront Plaza and 100 East Street which are not included in discontinued operations due to our continuing involvement in the management, for a fee, of these properties after the sales.

Minority interest in property partnership

Minority interest in property partnership consists of the outside equity interests in the venture that owns Citigroup Center. This venture is consolidated with our financial results because we exercise control over the entity. Due to the redemption of the minority interest holder at Citigroup Center, minority interest in property partnership will no longer reflect an allocation to the minority interest holder.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are to:

•	fund normal recurring expenses;

•	meet debt service requirements including the repayment or refinancing of $140.7 million of indebtedness that matures on or prior to August 1, 2007, $6.6 million of which is due in 2006 and the remainder in the first quarter of 2007;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund current development costs not covered under existing construction loans;

•	fund potential property acquisitions; and

•	make the minimum distribution required to maintain Boston Properties, Inc.’s REIT qualification under the Internal Revenue Code of 1986, as amended.

We did not identify any replacement properties for 280 Park Avenue under the like-kind exchange provisions of Section 1031 of the Internal Revenue Code and, therefore, our aggregate distributions for the 2006 tax year will include, in addition to our regular quarterly distributions, at least that portion of the sale proceeds necessary for Boston Properties, Inc. to avoid paying corporate level tax on the estimated taxable gain, estimated to be $750 million. Under applicable REIT tax rules, distributions for the 2006 tax year must be paid by January 30, 2007.

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

Cash and cash equivalents were $370.4 million and $507.2 million at June 30, 2006 and 2005, respectively, representing a decrease of $136.8 million. As of June 30, 2006, approximately $872 million of cash proceeds were held in escrow by a qualifying intermediary for the purpose of potentially accomplishing a like-kind exchange of 280 Park Avenue under Section 1031 of the Internal Revenue Code and were therefore not included in cash and cash equivalents. No qualifying replacement properties were identified by the statutory deadline of July 21, 2006 and the cash was subsequently released from escrow back to us with no restrictions as to its use.

The decrease in cash and cash equivalents was a result of the following increases and decreases in cash flows:

	Six months ended June 30,
	2006	2005	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$256,710	$204,976	$51,734
Net cash (used in) provided by investing activities	$(232,853)	$292,750	$(525,603)
Net cash (used in) provided by financing activities	$85,043	$(229,888)	$314,931

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

Cash provided by investing activities to fund acquisitions, development and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. Cash used in investing activities for the six months ended June 30, 2006 consisted of the following:

Six months ended June 30, 2006
(in thousands)
Net proceeds from the sale of real estate	$1,150,981
Net proceeds from the sale of real estate placed in escrow	(872,063)
Investments in marketable securities	(282,764)
Acquisitions/additions to real estate	(206,873)
Recurring capital expenditures	(8,507)
Net investments in unconsolidated joint ventures	(6,867)
Hotel improvements, equipment upgrades and replacements	(6,251)
Planned non-recurring capital expenditures associated with acquisition properties	(509)

Net cash used in investing activities	$(232,853)

Cash provided by financing activities for the six months ended June 30, 2006 totaled approximately $85.0 million. This consisted primarily of the proceeds from our exchangeable unsecured senior notes offering of $450 million offset by the repayment of our Seven Cambridge Center construction loan, our 101 Carnegie Center mortgage loan and our 191 Spring Street loan as well as the payments of dividends and distributions to unitholders. Future debt payments are discussed below under the heading “Debt Financing.”

Capitalization

At June 30, 2006, our total consolidated debt was approximately $4.8 billion. The weighted-average annual interest rate on our consolidated indebtedness was 5.87% and the weighted-average maturity was approximately 4.9 years.

Debt to total market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total market capitalization was approximately $17.5 billion at June 30, 2006. Total market capitalization was calculated using Boston Properties, Inc.’s June 30, 2006 closing stock price of $90.40 per common share and the following: (1) 114,219,417 outstanding common units of BPLP held by Boston Properties, Inc., (2) 21,147,685 outstanding OP Units held by persons other than Boston Properties, Inc., (3) an aggregate of 4,409,710 OP Units issuable upon conversion of all outstanding Series Two Preferred Units, (4) an aggregate of 513,835 OP Units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and (5) our consolidated debt totaling approximately $4.8 billion. Our total consolidated debt at June 30, 2006 represented approximately 27.59% of our total market capitalization. This percentage will fluctuate with changes in the market price of Boston Properties, Inc.’s common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the debt to total market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

Debt Financing

As of June 30, 2006, we had approximately $4.8 billion of outstanding indebtedness, representing 27.59% of our total market capitalization as calculated above consisting of (1) $1.5 billion in publicly traded unsecured debt having a weighted average interest rate of 4.56% and maturities in 2013 and 2015; (2) $450 million of publicly traded exchangeable unsecured debt having a weighted average interest rate of 3.75% an initial option redemption date in 2013 and maturity in 2036 and (3) $2.9 billion of property-specific debt having a weighted average interest rate of 6.73% and weighted average term of 3.3 years (which includes the $225.0 million drawn on our Unsecured Line of Credit secured by 599 Lexington Avenue). As of June 30, 2006, we had approximately $225.0 million drawn on our Unsecured Line of Credit which is secured by our 599 Lexington Avenue property in New York and which balance is included under our variable rate mortgages in the table below. The table below summarizes our mortgage notes payable, our senior unsecured notes and our Unsecured Line of Credit at June 30, 2006:

	June 30
	2006	2005
	(dollars in thousands)
DEBT SUMMARY:
Balance
Fixed rate mortgage notes payable	$2,180,079	$2,905,753
Variable rate mortgage notes payable	732,056	522,139
Unsecured senior notes, net of discount	1,471,266	1,470,865
Unsecured exchangeable senior notes	450,000	—
Unsecured line of credit	—	—

Total	$4,833,401	$4,898,757

Percent of total debt:
Fixed rate	84.85%	89.34%
Variable rate	15.15%	10.66%

Total	100.0%	100.0%

Weighted average interest rate at end of period:
Fixed rate	5.90%	6.65%
Variable rate	5.70%	3.85%

Total	5.87%	6.36%

The variable rate debt shown above bears interest based on various spreads over the London Interbank Offered Rate or Eurodollar rates. As of June 30, 2006, the weighted-average interest rate on our variable rate debt was LIBOR/Eurodollar plus 0.48% per annum.

Unsecured Line of Credit

On May 19, 2005, we modified our $605.0 million Unsecured Line of Credit by extending the maturity date from January 17, 2006 to October 30, 2007, with a provision for a one-year extension at our option, subject to certain conditions, and by reducing the per annum variable interest rate on outstanding balances from Eurodollar plus 0.70% to Eurodollar plus 0.65%. In addition, a facility fee equal to 15 basis point per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in Boston Properties Limited Partnership’s senior unsecured debt ratings. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to us at a reduced Eurodollar rate. We utilize the Unsecured Line of Credit principally to fund development of properties, land and property acquisitions, to refinance outstanding indebtedness and for working capital purposes. Our Unsecured Line of Credit is a recourse obligation of Boston Properties Limited Partnership.

On August 3, 2006, we entered into an amended and restated unsecured revolving credit facility (the “August 2006 Unsecured Line of Credit”) provided by a consortium of lenders with a committed capacity of $605.0 million (the “Facility Amount”). We may increase the Facility Amount up to $1.0 billion, subject to specified conditions, including, without limitation, obtaining commitments for the increased amount from existing lenders within the consortium or new lenders, as well as the payment of any requisite commitment fee. The August 2006 Unsecured Line of Credit expires on August 3, 2010 (the “Maturity Date”), but we may extend the Maturity Date for one year, provided there is no event of default and subject to the payment of a fee equal to 15 basis points of the Facility Amount then in effect. Outstanding balances under the August 2006 Unsecured Line of Credit bear interest at a per annum variable rate of Eurodollar plus 0. 55%. In addition, a facility fee equal to 15 basis points of the Facility Amount then in effect is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in our senior unsecured debt ratings. The August 2006 Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to us in amounts up to 65% of the Facility Amount at a reduced Eurodollar rate. The August 2006 Unsecured Line of Credit will be available to fund working capital and general corporate purposes, including, without limitation, to fund development of properties, land and property acquisitions and to repay or reduce indebtedness. Our August 2006 Unsecured Line of Credit is a recourse obligation of Boston Properties Limited Partnership.

Our ability to borrow under our August 2006 Unsecured Line of Credit is subject to our compliance with a number of customary financial and other covenants on an ongoing basis, including:

•	a leverage ratio not to exceed 60%, however the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within 180 days;

•	a secured debt leverage ratio not to exceed 55%;

•	a fixed charge coverage ratio of at least 1.40;

•	an unsecured leverage ratio not to exceed 60%, however the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within 180 days;

•	a minimum net worth requirement;

•	an unsecured debt interest coverage ratio of at least 1.75; and

•	limitations on permitted investments.

We believe we are in compliance with the financial and other covenants listed above.

At June 30, 2006, we had letters of credit totaling $16.0 million outstanding under our Unsecured Line of Credit. On July 19, 2005, we refinanced $225 million of mortgage indebtedness at 599 Lexington Avenue through a secured draw on our Unsecured Line of Credit. As of June 30, 2006, we had the ability to borrow an additional $364.0 million under our Unsecured Line of Credit. As of August 4, 2006, we have borrowings of $225 million outstanding under our Unsecured Line of Credit, secured by our 599 Lexington Avenue property.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of June 30, 2006 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate (1)	Principal Amount	Maturity Date (2)
10 Year Unsecured Senior Notes	6.250%	6.296%	$750,000	January 15, 2013
10 Year Unsecured Senior Notes	6.250%	6.280%	175,000	January 15, 2013
12 Year Unsecured Senior Notes	5.625%	5.636%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.075%	250,000	June 1, 2015

Total principal			1,475,000
Net discount			(3,734)

Total			$1,471,266

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (the $250 million 12 Year Unsecured Senior Notes that mature on June 1, 2015 are calculated at the U.S. Treasury yield plus 25 basis points), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our senior unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of June 30, 2006 we were in compliance with each of these financial restrictions and requirements.

Our investment grade ratings on its unsecured senior notes are as follows:

Rating Organization	Rating
Moody’s	Baa2 (stable)
Standard & Poor’s	BBB (stable)
FitchRatings	BBB (stable)

The security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

Unsecured exchangeable senior notes

On April 6, 2006, we issued $400 million in aggregate principal amount of its 3.75% exchangeable senior notes due 2036. On May 2, 2006, we issued an additional $50 million aggregate principal amount of the notes as a result of the underwriter’s exercise of its over-allotment option. The notes will be exchangeable into Boston Properties, Inc.’s common stock at an initial exchange rate, subject to adjustment, of 8.9461 shares per $1,000 principal amount of notes (or an initial exchange price of approximately $111.78 per share of common stock)

under the circumstances described in the prospectus supplement filed with the Securities and Exchange Commission on April 3, 2006. Noteholders may require us to purchase the notes at par initially on May 18, 2013 and, after that date, the notes will be redeemable at par at our option under the circumstances described in the prospectus supplement.

Mortgage Notes Payable

The following represents the outstanding principal balances due under the mortgages notes payable at June 30, 2006:

Properties	Interest Rate	Principal Amount		Maturity Date
		(in thousands)
Citigroup Center	7.19%	$497,428	(1)	May 11, 2011
Times Square Tower	5.70%	475,000	(2)	July 9, 2008
Embarcadero Center One and Two	6.70%	287,583		December 10, 2008
Prudential Center	6.72%	267,973		July 1, 2008
599 Lexington Avenue	5.55%	225,000	(3)	October 30, 2007
Embarcadero Center Four	6.79%	136,110		February 1, 2008
Embarcadero Center Three	6.40%	134,083		January 1, 2007
Democracy Center	7.05%	97,298		April 1, 2009
One Freedom Square	5.33%	79,024	(4)	June 30, 2012
New Dominion Tech Park, Bldg. Two	5.55%	63,000	(5)	September 30, 2014
202, 206 & 214 Carnegie Center	8.13%	59,459		October 1, 2010
140 Kendrick Street	5.21%	59,204	(6)	July 1, 2013
1330 Connecticut Avenue	4.65%	56,225	(7)	February 26, 2011
New Dominion Tech. Park, Bldg. One	7.69%	56,072		January 15, 2021
Reservoir Place	5.82%	52,665	(8)	July 1, 2009
Capital Gallery	8.24%	49,841	(9)	August 15, 2006
504, 506 & 508 Carnegie Center	7.39%	42,847		January 1, 2008
10 and 20 Burlington Mall Road	7.25%	36,782	(10)	October 1, 2011
Ten Cambridge Center	8.27%	32,578		May 1, 2010
Capital Gallery Redevelopment	6.85%	32,056	(11)	February 15, 2008
Sumner Square	7.35%	27,886		September 1, 2013
1301 New York Avenue	7.14%	25,840	(12)	August 15, 2009
Eight Cambridge Center	7.73%	25,519		July 15, 2010
510 Carnegie Center	7.39%	24,600		January 1, 2008
Reston Corporate Center	6.56%	21,621		May 1, 2008
University Place	6.94%	21,613		August 1, 2021
Bedford Business Park	8.50%	18,166		December 10, 2008
Montvale Center	8.59%	6,661		December 1, 2006

Total		$2,912,135

(1)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon redemption of the outside members’ equity interest in the limited liability company that owns the property to reflect the fair value of the note. The stated principal balance at June 30, 2006 was $494.6 million. The interest rate used to adjust the portion of debt associated with the redemption to fair value was 6.25% per annum.
(2)	The mortgage financing bears interest at a variable rate equal to LIBOR plus 0.50% per annum.
(3)	On July 19, 2005, we repaid the mortgage loan through a secured draw on our unsecured line of credit. As of June 30, 2006, the interest rate on this draw under our unsecured line of credit was 5.55% using a weighted average LIBOR spread of 0.3% per annum.

(4)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at June 30, 2006 was $72.6 million and the stated interest rate was 7.75%.
(5)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(6)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at June 30, 2006 was $54.0 million and the stated interest rate was 7.51%.
(7)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at June 30, 2006 was $50.3 million and the stated interest rate was 7.58%.
(8)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at June 30, 2006 was $51.1 million and the stated interest rate was 7.0%.
(9)	On August 1, 2006, we repaid the mortgage loan collateralized by this property.
(10)	Includes outstanding indebtedness secured by 91 Hartwell Avenue.
(11)	The mortgage financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and requires interest only payments with a balloon payment due at maturity. On August 1, 2006, we repaid the mortgage loan collateralized by this property.
(12)	Includes outstanding principal in the amounts of $18.5 million, $5.0 million and $2.3 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75%, respectively.

Off Balance Sheet Arrangements- Joint Venture Indebtedness

We have investments in eight unconsolidated joint ventures (including our investment in the Value-Added Fund) with our effective ownership interests ranging from 23.89% to 51%. All of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these eight entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At June 30, 2006, our share of the debt related to these investments was equal to approximately $226.8 million. The table below summarizes our share of the outstanding debt (based on our respective ownership interests) of these joint venture properties at June 30, 2006:

Properties	Interest Rate		Principal Amount		Maturity Date
			(in thousands)
Metropolitan Square (51%)	8.23%		$67,088		May 1, 2010
Market Square North (50%)	7.70%		45,566		December 19, 2010
901 New York Avenue (25%)	5.19%		42,500		January 1, 2015
265 Franklin Street (35%)	6.23	%(1)	21,273		September 30, 2007
Worldgate Plaza (25%)	6.03	%(2)	14,250		December 1, 2007
New York Land Venture (50%)	7.40	%(3)	11,800		May 8, 2008
Wisconsin Place (23.89%)	6.69	%(4)	10,146	(4)	March 11, 2009
505 9th Street (50%)	6.02	%(5)	9,539	(5)	See note 5
Wisconsin Place (23.89%)	4.38	%(6)	2,763	(6)	January 1, 2008
300 Billerica Road (25%)	5.69	%(7)	1,875		January 1, 2016

Total	6.99%		$226,800

(1)	The mortgage financing bears interest at a variable rate equal to LIBOR plus 1.10% per annum and requires interest only payments with a balloon payment due at maturity.
(2)	This property is owned by the Value-Added Fund. The mortgage financing bears interest at a variable rate equal to LIBOR plus 0.89% per annum and requires interest only payments with a balloon payment due at maturity. This mortgage matures in December 2007, with two one-year extension options. In addition, the Value-Added Fund entered into an agreement to cap the interest rate at 9.5% for a nominal fee.
(3)	We have agreed to guarantee approximately $11.8 million of this loan. The construction financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum with a maturity of May 8, 2008.

(4)	Amount represents construction financing of up to $96.5 million, of which our maximum share is $23.1 million, at a variable rate equal to LIBOR plus 1.50% per annum with a maturity in March 2009. The mortgage debt requires interest only payments with a balloon payment due at maturity.
(5)	Amount represents construction financing comprised of a $60.0 million loan commitment (of which our share is $30.0 million) which bears interest at a fixed rate of 5.73% per annum and a $35.0 million loan commitment (of which our share is $17.5 million) which bears interest at a variable rate of LIBOR plus 1.25% per annum. The financing converts to a ten-year fixed rate loan in October 2007 at an interest rate of 5.73% per annum with a provision for an increase in the borrowing capacity by $35.0 million (of which our share would be $17.5 million). The conversion is subject to conditions which we expect to satisfy. As of June 30, 2006, the interest rate on the variable rate portion of the debt was 6.52% per annum. The weighted-average rate as of June 30, 2006 is reflected in the table.
(6)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted to reflect the fair value of the note using an effective interest rate of 4.38% per annum. This note is non-interest bearing with a stated principal balance of $15.5 million (of which our share is approximately $2.9 million) and matures in January 2008. The weighted average rates exclude the impact of this loan. We have agreed, together with our third-party joint venture partners, to guarantee this seller financing on behalf of the land and infrastructure entity.
(7)	This property is owned by the Value-Added Fund. The mortgage financing bears interest at a fixed rate and requires interest only payments with a balloon payment due at maturity.

State and Local Tax Matters

Because Boston Properties, Inc. is organized and qualify as a REIT, it is generally not subject to federal income taxes, but subject to certain state and local taxes. In the normal course of business, certain entities through which we own real estate either have undergone, or are currently undergoing, tax audits or other inquiries. Although we believe that we have substantial arguments in favor of our positions in the ongoing audits, in some instances there is no controlling precedent or interpretive guidance on the specific point at issue. Collectively, tax deficiency notices received to date from the jurisdictions conducting the ongoing audits have not been material. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.

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

We also currently carry earthquake insurance on properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that we believe are commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, we currently carry earthquake insurance which covers our San Francisco region with a $120 million per occurrence limit and a $120 million aggregate limit, $20 million of which is provided by IXP, Inc., as a direct insurer. The amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. As a result of increased costs of coverage and limited availability, the amount of third-party earthquake insurance that we may be able to purchase on commercially reasonable terms may be reduced. In addition, we may discontinue earthquake insurance on some or all of our properties in the future if the premiums exceed our estimation of the value of the coverage.

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

In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO, as adjusted, for the three months ended June 30, 2006 and 2005 which excludes the effects of the losses from early extinguishments of debt associated with the sales of real estate. The adjustment to exclude losses from early extinguishments of debt results when the sale of real estate encumbered by debt requires us to pay the extinguishment costs prior to the debt’s stated maturity and to write-off unamortized loan costs at the date of the extinguishment. Such costs are excluded from the gains on sales of real estate reported in accordance with GAAP. However, we view the losses from early extinguishments of debt associated with the sales of real estate as an incremental cost of the sale transactions because we extinguished the debt in connection with the consummation of the sale transactions and we had no intent to extinguish the debt absent such transactions. We believe that this supplemental adjustment more appropriately reflects the results of our operations exclusive of the impact of our sale transactions.

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

The following table presents a reconciliation of net income available to common shareholders to FFO for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006	2005
	(in thousands)
Net income available to common unitholders	$730,853	$199,934
Add:
Preferred distributions and allocation of undistributed earnings	24,269	8,213
Less:
Minority interest in property partnership	777	1,472
Income from unconsolidated joint ventures	1,677	847
Gains on sales of real estate	698,063	126,978
Income from discontinued operations	—	871
Gains on sales of real estate from discontinued operations	—	10,671

Income before minority interest in property partnership, income from unconsolidated joint ventures, gains on sales of real estate and discontinued operations	54,605	67,308
Add:
Real estate depreciation and amortization (1)	68,901	68,517
Income from discontinued operations	—	871
Income from unconsolidated joint ventures	1,677	847
Less:
Minority interest in property partnership’s share of Funds from Operations	211	106
Preferred distributions	2,965	3,340

Funds from Operations	$122,007	$134,097
Add:
Losses from early extinguishments of debt associated with the sales of real estate	31,444	11,041

Funds from operations after a supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate	$153,451	$145,138

Weighted average shares outstanding- basic	135,192	132,522

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $67,040 and $66,296, our share of unconsolidated joint venture real estate depreciation and amortization of $2,280 and $2,394 and depreciation and amortization from discontinued operations of $0 and $193, less corporate related depreciation and amortization of $419 and $366 for the three months ended June 30, 2006 and 2005, respectively.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(in thousands)		(in thousands)
Basic FFO after a supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate	$153,451	135,192	$145,138	132,522
Effect of Dilutive Securities
Convertible Preferred Units	2,965	4,430	3,340	5,357
Stock Options	—	2,182	—	2,339

Diluted FFO after a supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate	$156,416	141,804	$148,478	140,218

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

In connection with the sale of 280 Park Avenue, we entered into a master lease agreement with the buyer at closing. Under the master lease agreement, we have guaranteed that the buyer will receive at least a minimum amount of base rent from approximately 74,340 square feet of space during the ten-year period following the expiration of the current leases for this space. The current leases for this space are scheduled to expire at various times between June 2006 and October 2007. The aggregate amount of base rent we have guaranteed over the entire period from 2006 to 2017 is approximately $67.3 million. Our guarantee obligations, which are in the form of base rent payments to the buyer, will be reduced by the amount of base rent payable, whether or not actually paid, under qualifying leases for this space that we obtain from prospective tenants. We will remain responsible for any free rent periods. The buyer will bear all customary leasing costs for this space, including tenant improvements and leasing commissions. Approximately $67.3 million has been recorded as a deferred gain on sale in other liabilities on the Consolidated Balance Sheet as of June 30, 2006.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating and assessing the impact of this interpretation.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

Approximately $4.1 billion of our borrowings bear interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date. As of June 30, 2006, the weighted average interest rate on our variable rate debt was LIBOR/Eurodollar plus 0.48% per annum.

	2006	2007	2008	2009	2010	2011+	Total	Fair Value
	Secured debt
	(dollars in thousands)
Fixed Rate	$79,469	$178,126	$797,794	$184,450	$130,625	$809,614	$2,180,078	$2,253,671
Average Interest Rate	7.94%	6.59%	6.83%	7.10%	7.96%	7.18%	7.07%
Variable Rate	32,056	225,000	475,000	—	—	—	732,056	732,056

	Unsecured debt
Fixed Rate	—	—	—	—	—	1,471,266	1,471,266	1,441,339
Average Interest Rate	—	—	—	—	—	4.56%	4.56%	—
Variable Rate	—	—	—	—	—	—	—	—

	Unsecured exchangeable debt
Fixed Rate	—	—	—	—	—	450,000	450,000	446,625
Average Interest Rate	—	—	—	—	—	3.75%	3.75%	—
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$111,525	$403,126	$1,272,794	$184,450	$130,625	$2,730,880	$4,833,400	$4,873,691

During 2005 we entered into twelve forward-starting interest rate swap contracts to lock in the 10-year treasury rate and 10-year swap spread in contemplation of obtaining long-term fixed-rate financing to refinance existing debt that is expiring or freely prepayable prior to February 2007. Based on swap spreads at each trade date, the swaps fix the 10-year treasury rate for a financing in February 2007 at a weighted average rate of 4.34% per annum on notional amounts aggregating $500.0 million. The swaps go into effect in February 2007 and expire in February 2017. We expect to settle the interest rate swaps in cash at the time we close on the long-term fixed-rate financing. Each swap contract provides for a fixed 10-year LIBOR swap rate (the fixed strike rate) ranging from 4.562% per annum to 5.016% per annum. If the 10-year LIBOR swap rate is below the fixed strike rate at the time we settle each swap, we would be required to make a payment to the swap counter-parties; if the 10-year LIBOR swap rate is above the fixed strike rate at the time we cash settle each swap, we would receive a payment from the swap counter-parties. The amount that we either pay or receive will equal the present value of the basis point differential between the applicable fixed strike rate and the 10-year swap rate at the time we settle each swap. We believe that these swaps qualify as highly-effective cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We intend to consider entering into additional hedging arrangements to minimize our interest rate risk.

At June 30, 2006, our outstanding variable rate debt based off LIBOR totaled approximately $732.1 million. At June 30, 2006, the average interest rate on variable rate debt was approximately 5.70%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $1.8 million for the three months ended June 30, 2006.

At June 30, 2005, our outstanding variable rate debt based off LIBOR totaled approximately $522.1 million. At June 30, 2005, the average interest rate on variable rate debt was approximately 3.85%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $1.3 million for the three months ended June 30, 2005.

These amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. Due to the uncertainty of specific actions we may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.

ITEM 4—Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, an evaluation was carried out by the management of Boston Properties, Inc., with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Boston Properties, Inc. concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of our fiscal year ending December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1—Legal Proceedings.

We are subject to legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A—Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the three months ended June 30, 2006, we issued an aggregate of 447,684 common units upon conversion of 341,134 Series Two Preferred Units by the holders thereof. We issued the common units in reliance on exemptions from registration under Section 4(2) and Section 3(a)(9) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(2) based upon factual representations received from the limited partners who received the common units. The common units were subsequently redeemed in exchange for an equivalent number of shares of common stock of Boston Properties, Inc.

Each time Boston Properties Inc. issues shares of stock (other than in exchange for OP Units when such OP Units are presented for redemption), it contributes the proceeds of such issuance to us in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended June 30, 2006, in connection with issuances of common stock by Boston Properties, Inc. pursuant to the exercises of stock options and the issuance of restricted common stock under the Boston Properties, Inc. 1997 Stock Option and Incentive Plan, we issued an aggregate of approximately 938,514 OP Units to Boston Properties, Inc. in exchange for approximately $30.2 million, the aggregate proceeds of the common stock issuances by Boston Properties, Inc. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
April 1, 2006 – April 30, 2006	1,271	(1)	(1)	N/A	N/A
May 1, 2006 – May 31, 2006	—		—	N/A	N/A
June 1, 2006 – June 30, 2006			—	N/A	N/A

Total	1,271	(1)	(1)	N/A	N/A

(1)	Includes 426 common units previously held by Boston Properties, Inc. that were repurchased in connection with the repurchase of restricted shares of common stock of Boston Properties, Inc. in connection with the termination of an employee’s employment with the Company. Under the terms of the applicable restricted stock agreement, all of such shares were repurchased by Boston Properties, Inc. at a price of $0.01 per share, which was the amount originally paid by such employee for the shares. Also includes 845 restricted LTIP Units that were repurchased in connection with the termination of an employee’s employment with the Company. Under the terms of the applicable LTIP Unit vesting agreement, these LTIP Units were repurchased by the Company at a price of $.25 per unit, which was the amount originally paid by such employee for the units.

ITEM 3—Defaults Upon Senior Securities.

None.

ITEM 4—Submission of Matters to a Vote of Security Holders.

None.

ITEM 5—Other Information.

(a) None.

(b) None.

ITEM 6—Exhibits

(a) Exhibits

10.1 —	Amendment No. 5 to the Boston Properties, Inc. 1997 Stock Option and Incentive Plan, as amended and restated on January 24, 2000 (Incorporated by reference to Exhibit 10.1 of Boston Properties, Inc.’s 10-Q filed with the Securities and Exchange Commission on August 9, 2006.)

10.2 —	Fifth Amended and Restated Revolving Credit Agreement, dated as of August 3, 2006, among Boston Properties Limited Partnership and the banks identified therein and Bank of America, N.A. as administrative agent, swingline lender and fronting bank, JPMorgan Chase Bank, N.A. as syndication agent, and Eurohypo AG- New York Branch, Keybank National Association, Wells Fargo Bank National Association as documentation agents, with The Bank of New York, Citicorp North America, Inc., Citizens Bank of Massachusetts, Deutsche Bank Trust Company, PNC Bank- National Association as co-managing agents and J.P. Morgan Securities Inc. and Banc of America Securities LLC acting as joint lead arrangers and joint bookrunners. (Incorporated by reference to Exhibit 10.2 of Boston Properties, Inc.’s 10-Q filed with the Securities and Exchange Commission on August 9, 2006.)

12.1 —	Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Distributions.

31.1 —	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2 —	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP

	By:	BOSTON PROPERTIES, INC., its General Partner

August 9, 2006		/s/ DOUGLAS T. LINDE
Douglas T. Linde Executive Vice President, Chief Financial Officer (duly authorized officer and principal financial officer)