Form 10-K
period 2006-12-31
BOSTON PROPERTIES LTD PARTNERSHIP
filed 2007-03-01
CIK 1043121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

As of June 30, 2006, the aggregate market value of the 8,676,075 common units of limited partnership held by non-affiliates of the Registrant was $784.3 million based upon the last reported sale price of $90.40 per share on the New York Stock Exchange on June 30, 2006 of the common stock of Boston Properties, Inc., a real estate investment trust and the sole general partner of the Registrant, for which the common units are redeemable under certain circumstances at the election of Boston Properties, Inc. (For this computation, the Registrant has excluded the market value of all common units beneficially owned by (1) Boston Properties, Inc. and (2) executive officers and directors of Boston Properties, Inc.; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)

Certain information contained in Boston Properties, Inc.’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 15, 2007 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III. Boston Properties, Inc. intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year ended December 31, 2006.

PART I

Item 1.	Business

General

As used herein, the terms “we,” “us,” “our,” “BPLP” and the “Company” refer to Boston Properties Limited Partnership, a Delaware limited partnership, and subsidiaries, and their respective predecessors, considered as a single enterprise. As used in our financial statements beginning on page     , the term “Company” refers to BPLP. Boston Properties Limited Partnership is the entity through which Boston Properties, Inc., a fully integrated self-administered and self-managed real estate investment trust, or “REIT,” and one of the largest owners and developers of office properties in the United States, conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Boston Properties, Inc.’s common stock, par value $0.01 per share, is listed on the New York Stock Exchange under the symbol “BXP.”

Our properties are concentrated in five markets—Boston, Washington, D.C., midtown Manhattan, San Francisco and Princeton, NJ. At December 31, 2006, we owned or had interests in 131 properties, totaling approximately 33.4 million net rentable square feet and structured parking for vehicles containing approximately 10.0 million square feet. Our properties consisted of:

•	127 office properties comprised of 109 Class A office properties (including six properties under construction) and 18 Office/Technical properties;

•	two hotels; and

•	two retail properties.

We own or control undeveloped land totaling approximately 524.3 acres, which will support approximately 9.3 million square feet of development. In addition, we have a 25% interest in the Boston Properties Office Value-Added Fund, L.P., which we refer to as the “Value-Added Fund,” which is a strategic partnership with two institutional investors through which we pursued the acquisition of assets within our existing markets that have deficiencies in property characteristics which provide an opportunity to create value through repositioning, refurbishment or renovation. Our investments through the Value-Added Fund are not included in our portfolio information tables or any other portfolio level statistics. At December 31, 2006, the Value-Added Fund had investments in an office complex in Herndon, Virginia, an office property in Chelmsford, Massachusetts and an office complex in San Carlos, California.

We consider Class A office properties to be centrally-located buildings that are professionally managed and maintained, attract high-quality tenants and command upper-tier rental rates, and that are modern structures or have been modernized to compete with newer buildings. We consider Office/Technical properties to be properties that support office, research and development, laboratory and other technical uses. Our definitions of Class A office and Office/Technical properties may be different than those used by other companies.

We are a full-service real estate company, with substantial in-house expertise and resources in acquisitions, development, financing, capital markets, construction management, property management, marketing, leasing, accounting, tax and legal services. We are managed by Boston Properties, Inc., in its capacity as our sole general partner. As of December 31, 2006, we had approximately 650 employees. Our thirty-three senior officers have an average of twenty-five years experience in the real estate industry and an average of fourteen years of experience with us. Our principal executive office and Boston regional office is located at 111 Huntington Avenue, Boston, Massachusetts 02199 and our telephone number is (617) 236-3300. In addition, we have regional offices at 901 New York Avenue, NW, Washington, D.C. 20001; 599 Lexington Avenue, New York, New York 10022; Four Embarcadero Center, San Francisco, California 94111; and 302 Carnegie Center, Princeton, New Jersey 08540.

Boston Properties Inc., our sole general partner, has a web site located at http://www.bostonproperties.com. On its Web site, you can obtain a copy of Boston Properties, Inc.’s and Boston Properties Limited Partnership’s

annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission, or the SEC. You may obtain BPLP’s reports by accessing the EDGAR database at the Securities and Exchange Commission’s website at http://www.sec.gov. or we will furnish an electronic or paper copy of these reports free of charge upon written request to: Investor Relations, Boston Properties, Inc., 111 Huntington Avenue, Suite 300, Boston, MA 02199. The name “Boston Properties” and our logo (consisting of a stylized “b”) are registered service marks of the Company.

Boston Properties Limited Partnership

As of February 23, 2007, Boston Properties, Inc. was the owner of approximately 84.0% of the economic interests in BPLP. Economic interest was calculated as the number of common partnership units of BPLP owned by Boston Properties, Inc. as a percentage of the sum of (1) the actual aggregate number of outstanding common partnership units of BPLP, (2) the number of common partnership units issuable upon conversion of outstanding preferred partnership units of BPLP and (3) the number of common units issuable upon conversion of all outstanding long term incentive plan units of BPLP, or LTIP units, assuming all conditions have been met for the conversion of the LTIP units. An LTIP Unit is generally the economic equivalent of a share of our restricted common stock. Boston Properties, Inc.’s general and limited partnership interests in BPLP entitle it to share in cash distributions from, and in the profits and losses of, BPLP in proportion to its percentage interest and entitle it to vote on all matters requiring a vote of the limited partners. The other limited partners are persons who contributed their direct or indirect interests in properties to us in exchange for common units or preferred units of limited partnership interest in BPLP either in connection with Boston Properties, Inc.’s initial public offering in 1997 or in subsequent transactions. Pursuant to our limited partnership agreement, unitholders may present their common units of BPLP for cash equal to the value of an equivalent number of shares of common stock of Boston Properties, Inc. In lieu of cash, however, Boston Properties, Inc., as general partner, may, at its option, choose to acquire any common units so tendered by issuing shares of its common stock in exchange for the common units. If Boston Properties, Inc. so chooses, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. We generally expect that Boston Properties, Inc., as our general partner, will elect to issue common stock in connection with each such presentation for redemption rather than having us pay cash. With each such exchange or redemption, Boston Properties, Inc.’s percentage ownership in BPLP will increase. In addition, whenever Boston Properties, Inc. issues shares of its common stock other than to acquire common units of BPLP, it must contribute any net proceeds it receives to us and we must issue an equivalent number of common units. This structure is commonly referred to as an umbrella partnership REIT, or “UPREIT.”

Our preferred units have the rights, preferences and other privileges, including the right to convert into common units, as are set forth in an amendment to our limited partnership agreement. As of December 31, 2006 and February 23, 2007, we had one series of our preferred units outstanding. Our Series Two preferred units have a liquidation preference of $50.00 per unit (or an aggregate of approximately $86.0 million at December 31, 2006 and approximately $64.0 million at February 23, 2007). The Series Two preferred units are convertible, at the holder’s election, into common units at a conversion price of $38.10 per common unit (equivalent to a ratio of 1.312336 common units per Series Two preferred unit). Distributions on the Series Two preferred units are payable quarterly and, unless the greater rate described in the next sentence applies, accrue at 7.0% until May 12, 2009 and 6.0% thereafter. If distributions on the number of common units into which the Series Two preferred units are convertible are greater than distributions calculated using the rates described in the preceding sentence for the applicable quarterly period, then the greater distributions are payable instead. Since May 2005, distributions have been made at the greater rate determined on the basis of distributions paid on the common units into which the Series Two preferred units are convertible. The terms of the Series Two preferred units provide that they may be redeemed for cash in six annual tranches, beginning on May 12, 2009, at our election or at the election of the holders. Boston Properties, Inc., as our general partner, also has the right to convert into common units any Series Two preferred units that are not redeemed when they are eligible for redemption.

Transactions During 2006

Real Estate Acquisitions/Dispositions

On December 22, 2006, we executed a contract to acquire Kingstowne Towne Center, a mixed-use property located in Alexandria, Virginia, at a purchase price of approximately $134.0 million. This property is comprised of two Class A office properties totaling approximately 307,000 net rentable square feet and a retail/movie theater complex totaling approximately 88,000 net rentable square feet. The acquisition is subject to the satisfaction of customary closing conditions and, although there can be no assurance that the acquisition will be consummated on the terms currently contemplated or at all, it is expected to close by the end of the first quarter of 2007.

On November 30, 2006, we acquired Four and Five Cambridge Center and the Cambridge Center East Garage located in Cambridge, Massachusetts, at a purchase price of approximately $186.0 million. This property consists of two Class A office properties totaling approximately 436,000 net rentable square feet and structured parking for approximately 840 vehicles totaling approximately 300,000 square feet. The acquisition was financed with available cash.

On November 17, 2006, we executed a binding agreement for the sale of the long-term leasehold interest in 5 Times Square in New York City and related credits, for approximately $1.28 billion in cash. 5 Times Square is a fully-leased Class A office tower that contains approximately 1,101,779 net rentable square feet. On February 15, 2007, we completed the sale of the long-term leasehold interest in 5 Times Square in New York City and related credits, for approximately $1.28 billion in cash.

On October 27, 2006, we acquired a parcel of land located in Waltham, Massachusetts for a purchase price of approximately $5.6 million. On April 13, 2006, we acquired an adjacent parcel of land located in Waltham, Massachusetts for a purchase price of $16.0 million.

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

On August 31, 2006, our Value-Added Fund acquired One and Two Circle Star Way, a 208,000 net rentable square foot office complex located in San Carlos, California, at a purchase price of approximately $63.5 million. The acquisition was financed with new mortgage indebtedness totaling $42.0 million and approximately $21.5 million in cash, of which our share was approximately $5.4 million. The mortgage financing requires interest-only payments at a fixed interest rate of 6.57% per annum and matures in September 2013. Our Value-Added Fund had total equity commitments of $140 million, of which $47.4 million was funded. Our share of the equity contributed was approximately $11.8 million. The Value-Added Fund’s investment period expired on October 25, 2006.

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

On June 6, 2006, we completed the sale of 280 Park Avenue, a Class A office property with approximately 1,179,000 net rentable square feet located in midtown Manhattan, for approximately $1.2 billion in cash. Net cash proceeds were approximately $875 million, after legal defeasance of indebtedness secured by the property (consisting of approximately $254.4 million of principal indebtedness and approximately $28.2 million of related defeasance costs) and the payment of transfer taxes, brokers’ fees and other customary closing costs.

On May 31, 2006, we redeemed the outside members’ equity interests in the limited liability company that owns Citigroup Center for an aggregate redemption price of $100 million, with $50 million paid at closing and $25 million to be paid on each of the first and second anniversaries of the closing or, if earlier, in connection with a sale of Citigroup Center.

On May 8, 2006, a joint venture in which we have a 50% interest acquired additional land parcels located in New York City for an aggregate purchase price of approximately $15.3 million. On March 13, 2006, the joint venture acquired an adjacent land parcel located in New York City for a purchase price of approximately $6.0 million. The joint venture obtained mortgage financing collateralized by the land parcels totaling approximately $23.6 million. The mortgage financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum and matures in May 2008.

On January 3, 2006, we completed the previously disclosed sale of a parcel of land at the Prudential Center located in Boston, Massachusetts, which is being developed as the Mandarin Oriental, a hotel and condominium mixed-use complex.

Developments

On December 6, 2006, we commenced construction of One Preserve Parkway, a Class A office property totaling approximately 183,000 net rentable square feet located in Rockville, Maryland. We have not pre-leased any of the space and expect that the project will be completed in the second quarter of 2008.

On September 18, 2006, we commenced construction of 77 Fourth Avenue, a Class A office project with approximately 210,000 net rentable square feet, located in Waltham, Massachusetts. We have not pre-leased any of the space and expect that the project will be completed in the first quarter of 2008.

On July 22, 2006, we placed in-service our Capital Gallery expansion project, consisting of a ten-story addition totaling approximately 319,000 net rentable square feet of Class A office space located in Washington, D.C. The property is currently 97% leased.

On April 1, 2006, we placed-in-service 12290 Sunrise Valley, a 182,000 net rentable square foot Class A office property located in Reston, Virginia. The property is currently 100% leased.

On March 31, 2006, we commenced construction of South of Market, a Class A office project consisting of three buildings aggregating approximately 652,000 net rentable square feet located in Reston, Virginia. The project is currently 24% pre-leased. We expect that the project will be completed in the first quarter of 2008. On November 21, 2006, we obtained construction financing totaling $200.0 million collateralized by the project. The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum and matures in November 2009 with two one-year extension options.

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

As of December 31, 2006, we had five active construction projects underway, which aggregate an estimated total investment of $452.4 million. The estimated total investment for our properties under construction as of December 31, 2006 is detailed below (in thousands):

Properties Under Construction	Estimated Stabilization Date	Location	Estimated Total Investment
Wisconsin Place- Infrastructure (23.89% ownership)	N/A	Chevy Chase, MD	$34,569	(1)
505 9th Street (50% ownership)	First Quarter, 2008	Washington, D.C.	65,000	(1)
South of Market	Third Quarter, 2009	Reston, VA	213,800
77 Fourth Avenue	Fourth Quarter, 2008	Waltham, MA	79,707
One Preserve Parkway	Fourth Quarter, 2009	Rockville, MD	59,330

Total Properties Under Construction			$452,406

(1)	Represents our share of the estimated total investment.

Equity Transactions

During the year ended December 31, 2006, 1,982,105 of our Series Two preferred units were converted by the holders into 2,601,132 common units of limited partnership interest. The common units of limited partnership interest were subsequently presented by the holders for redemption and were redeemed by Boston Properties, Inc. in exchange for 2,601,132 shares of its common stock. In addition, during the year ended December 31, 2006, Boston Properties, Inc. redeemed an aggregate of 560,133 common units of limited partnership interest, presented by the holders for redemption, in exchange for an equal number of shares of common stock.

Each time Boston Properties, Inc. issues shares of common stock (other than in exchange for common units upon exercise by limited partners of their redemption right), it contributes the proceeds of such issuance to us in return for an equivalent number of common units. During the year ended December 31, 2006, we issued 1,793,418 common units to Boston Properties, Inc. in exchange for the proceeds from the exercises of stock options under the Boston Properties, Inc. 1997 Stock Option and Incentive Plan.

Exchangeable Notes Offering

On April 6, 2006, we closed an offering of $400 million in aggregate principal amount of our 3.75% exchangeable senior notes due 2036. On May 2, 2006, we closed an additional $50 million aggregate principal amount of the notes as a result of the underwriter’s exercise of its over-allotment option. When issued, the notes were exchangeable into Boston Properties, Inc.’s common stock at an initial exchange rate, subject to adjustment, of 8.9461 shares per $1,000 principal amount of notes (or an initial exchange price of approximately $111.78 per share of common stock). As a result of Boston Properties, Inc.’s declaration of a $5.40 per common share special cash distribution in December 2006, the exchange rate of the notes was adjusted effective December 29, 2006 to 9.3900 per $1,000 principal amount of notes (or an exchange price of approximately $106.50 per share of common stock). Noteholders may require us to purchase the notes at par initially on May 18, 2013 and, after that date, the notes will be redeemable at par at our option. See Note 8 to the Consolidated Financial Statements for a description of the terms of the notes.

Special Distribution

On December 15, 2006, Boston Properties, Inc., as our general partner, declared a special cash distribution of $5.40 per common partnership unit and LTIP unit which was paid on January 30, 2007 to unitholders of record as of the close of business on December 29, 2006. The decision to declare a special distribution was the result of the sales of assets in 2006, including 280 Park Avenue and 265 Franklin Street. We did not make any change in our policy with respect to regular quarterly distributions. The special cash distribution was in addition to the regular quarterly distribution of $0.68 per common partnership unit and LTIP unit resulting in a total payment of $6.08 per common partnership unit and LTIP unit paid on January 30, 2007.

Business and Growth Strategies

Business Strategy

Our primary business objective is to maximize return on investment so as to provide our investors with the greatest possible total return. Our strategy to achieve this objective is:

•

to concentrate on a few carefully selected geographic markets, including Boston, Washington D.C., midtown Manhattan, San Francisco and Princeton, NJ., and to be one of the leading, if not the leading, owners and developers in each of those markets. We select markets and submarkets where tenants have demonstrated a preference for high-quality office buildings and other facilities;

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

•

to explore joint venture opportunities primarily with existing owners of land parcels located in desirable locations, who seek to benefit from the depth of development and management expertise we are able to provide and our access to capital, and/or to explore joint venture opportunities with strategic institutional partners, leveraging our skills as owners, operators and developers of Class A office space as well as partners with expertise in mixed-use opportunities;

•

to pursue on a selective basis the sale of properties, including core properties, to take advantage of our value creation and the demand for our premier properties (see “Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” beginning on page 38);

•

to seek third-party development contracts, which can be a significant source of revenue and enable us to retain and utilize our existing development and construction management staff, especially when our internal development is less active or when new development is less-warranted due to market conditions; and

•	to enhance our capital structure through our access to a variety of sources of capital.

Growth Strategies

External Growth

We believe that our development experience and our organizational depth position us to continue to selectively develop a range of property types, including low-rise suburban office properties, high-rise urban developments, mixed-use developments and research and laboratory space, within budget and on schedule. Other factors that contribute to our competitive position include:

•	our control of sites (including sites under contract or option to acquire) in our markets that will support approximately 9.3 million square feet of new office, hotel and residential development;

•	our reputation gained through 37 years of successful operations and the stability and strength of our existing portfolio of properties;

•	our relationships with leading national corporations and public institutions seeking new facilities and development services;

•	our relationships with nationally recognized financial institutions that provide capital to the real estate industry;

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

Opportunities to execute our external growth strategy fall into three categories:

•

Development in selected submarkets.    We believe the continued development of well-positioned office buildings will be justified in many of our submarkets. We believe in acquiring land after taking into consideration timing factors relating to economic cycles and in response to market conditions that allow for its development at the appropriate time. While we purposely concentrate in markets with high barriers-to-entry, we have demonstrated throughout our 37-year history, an ability to make carefully timed land acquisitions in submarkets where we can become one of the market leaders in establishing rent and other business terms. We believe that there are opportunities at key locations in our existing and other markets for a well-capitalized developer to acquire land with development potential.

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

•

Acquisition of assets and portfolios of assets from institutions or individuals.    We believe that due to our size, management strength and reputation, we are well positioned to acquire portfolios of assets or individual properties from institutions or individuals if valuations meet our criteria. We may acquire properties for cash, but we are also particularly well-positioned to appeal to sellers wishing to contribute on a tax-deferred basis their ownership of property for equity in a diversified real estate operating company that offers liquidity through access to the public equity markets in addition to a quarterly distribution. The ability to offer our common and preferred units to sellers who would otherwise recognize a taxable gain upon a sale of assets for cash or common stock of Boston Properties, Inc. may facilitate this type of transaction on a tax-efficient basis. In addition, we may consider mergers with and acquisitions of compatible real estate firms.

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

•

The continued inflow of capital into well located well leased Class A office properties like ours makes the acquisition environment increasingly competitive. We continue to explore opportunities and will maintain our core underwriting and discipline.

Internal Growth

We believe that significant opportunities will exist to increase cash flow from our existing properties because they are of high quality and in desirable locations. In addition, our properties are in markets where, in general, the creation of new supply is limited by the lack of available sites, the difficulty of receiving the necessary approvals for development on vacant land and the difficulty of obtaining financing. Our strategy for maximizing the benefits from these opportunities is three-fold: (1) to provide high-quality property management services using our employees in order to encourage tenants to renew, expand and relocate in our properties, and (2) to achieve speed and transaction cost efficiency in replacing departing tenants through the use of in-house services for marketing, lease negotiation and construction of tenant improvements and (3) work with new or existing tenants with space expansion and contraction maximizing the cash flow from our assets. We believe that with the continued improvement of the economy, our office properties will add to our internal growth because of their desirable locations. In addition, we believe that with the continued improvement in the business and leisure travel sector, our two hotel properties will continue to add to our internal growth because of their desirable locations in the downtown Boston and East Cambridge submarkets. We expect to continue our internal growth as a result of our ability to:

•

Cultivate existing submarkets and long-term relationships with credit tenants.    In choosing locations for our properties, we have paid particular attention to transportation and commuting patterns, physical environment, adjacency to established business centers, proximity to sources of business growth and other local factors.

We had an average lease term of 7.8 years at December 31, 2006 and continue to cultivate long-term leasing relationships with a diverse base of high quality, financially stable tenants. Based on leases in place at December 31, 2006, leases with respect to 5.3% of the total square feet from our Class A office properties will expire in calendar year 2007.

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

We expect to continue to pursue our investment objectives primarily through the ownership of our current properties, development projects and other acquired properties. We currently intend to continue to invest primarily in developments of properties and acquisitions of existing improved properties or properties in need of redevelopment, and acquisitions of land that we believe have development potential, primarily in our markets—Boston, Washington, D.C., midtown Manhattan, San Francisco and Princeton, NJ. Future investment or development activities will not be limited to a specified percentage of our assets. We intend to engage in such future investment or development activities in a manner that is consistent with the maintenance of Boston Properties, Inc.’s status as a REIT for federal income tax purposes. In addition, we may purchase or lease income-producing commercial and other types of properties for long-term investment, expand and improve the real estate presently owned or other properties purchased, or sell such real estate properties, in whole or in part, when circumstances warrant. We do not have a policy that restricts the amount or percentage of assets that will be invested in any specific property, however, our investments may be restricted by our debt covenants.

We may also continue to participate with third parties in property ownership, through joint ventures or other types of co-ownership, including third parties with expertise in mixed-used opportunities. These investments may permit us to own interests in larger assets without unduly restricting diversification and, therefore, add flexibility in structuring our portfolio.

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

Dispositions

Our disposition of properties is based upon the periodic review of our portfolio and the determination by the Board of Directors of Boston Properties, Inc. that such action would be in our best interests. Any decision to dispose of a property will be authorized by the Board of Directors of Boston Properties, Inc., as our general partner, or a committee thereof. Some holders of our limited partnership interests, including Messrs. Mortimer B. Zuckerman, Edward H. Linde and other executive officers, would incur adverse tax consequences upon the sale of certain of our properties that differ from the tax consequences to us. Consequently, holders of our limited partnership interests in BPLP may have different objectives regarding the appropriate pricing and timing of any such sale. Such different tax treatment derives in most cases from the fact that we acquired these properties in exchange for partnership interests in contribution transactions structured to allow the prior owners to defer taxable gain. Generally this deferral continues so long as we do not dispose of the properties in a taxable transaction. Unless a sale by us of these properties is structured as a like-kind exchange or in a manner that otherwise allows deferral to continue, recognition of the deferred tax gain allocable to these prior owners is generally triggered by the sale. Some of our assets are subject to tax protection agreements, which may limit our ability to dispose of the assets or require us to pay damages to the prior owners in the event of a taxable sale.

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

Energy Conservation

As one of the largest owners and developers of office properties in the United States, we strive to control our energy consumption through active management at our properties. On an annual basis, our property managers identify capital improvement projects and building systems enhancements that have the potential to reduce the use of energy at each property. The identified projects and enhancements are then reviewed with senior management, and the projects and enhancements that offer material energy savings and meet our investment criteria are then implemented.

Over the past several years, we have implemented numerous improvement projects and system enhancements, including, without limitation, the following:

•	installation of higher efficiency lighting in public spaces, garages, stairways and elevators;

•	installation of new, high-efficiency motors, air compressors, chillers and other heating, ventilation and air conditioning system components;

•	replacing energy management systems;

•	installation of solar reflective window film to reduce solar heat gain, glare and ultraviolet radiation;

•	modernizing cooling towers with high-efficiency fill and distribution pans; and

•	adding wall and ceiling insulation to reduce thermal losses.

In addition to the physical improvements and systems enhancements described above, our property managers also benchmark building energy consumption with the goal of optimizing equipment use and operation, provide training for our property management staff and strive to make our tenants more aware of energy codes and energy saving opportunities. These management initiatives are intended to not only help reduce energy consumption in the short term, but also heighten awareness of the issue to help ensure energy efficiency over the long term.

We believe our efforts described above have led to a meaningful reduction in the number of kilowatt-hours (“kWh”) used in the operation of our properties and a reduction in our operating expenses. We estimate that the efforts we have undertaken since 2001 have reduced the amount of electrical usage throughout our portfolio by more than 30 million kWh per year. These efforts have also been recognized by third parties as we have achieved the Environmental Protection Agency’s Energy Star® designation at several of our buildings and have earned energy conservation awards and recognition at properties located throughout our portfolio.

In addition to the efforts described above, we participate in utility rebate programs when making significant capital improvements and, when economically practicable, we subscribe to long-term, fixed utility contracts on a regional basis.

On an annual basis, we intend to continue to explore ways of reducing our energy consumption, and related expenses, across our portfolio.

Environmentally Sound Development

“Green” buildings are designed, constructed, and operated to provide greater environmental, economic, health and productivity performance than conventional buildings. As a developer, we participate in the U.S. Green Building Council’s Leadership in Energy and Environmental Design (LEED) program. The LEED Green Building Rating System® is a voluntary, consensus-based national standard of design guidelines for high-performance, sustainable “Green” buildings. The USGBC’s LEED certification follows a rigorous registration process which evaluates and gives Certified, Silver, Gold, and Platinum ratings to green buildings. We currently have LEED registered projects under development in both our Boston and Washington, D.C. markets.

Many of the local jurisdictions in which we operate and develop buildings are also making efforts to promote environmentally sound developments by adopting aspects of the LEED program. As a result, we intend to continue to be proactive in evaluating each new development to determine whether it is physically practical and economically feasible to produce a LEED certified building.

Competition

We compete in the leasing of office space with a considerable number of other real estate companies, some of which may have greater marketing and financial resources than are available to us. In addition, our hotel properties compete for guests with other hotels, some of which may have greater marketing and financial resources than are available to us and to the manager of our hotels, Marriott International, Inc.

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

The Hotel Properties

We operate our two hotel properties through a taxable REIT subsidiary (“TRS”). The TRS, our wholly-owned subsidiary, is the lessee pursuant to leases for each of the hotel properties. As lessor, we are entitled to a percentage of gross receipts from the hotel properties. The hotel leases allow all the economic benefits of ownership to flow to us. Marriott International, Inc. continues to manage the hotel properties under the Marriott name and under terms of the existing management agreements. Marriott has been engaged under separate long-term incentive management agreements to operate and manage each of the hotels on behalf of the TRS. In connection with these arrangements, Marriott has agreed to operate and maintain the hotels in accordance with its system-wide standard for comparable hotels and to provide the hotels with the benefits of its central reservation system and other chain-wide programs and services. Under a separate management agreement for each hotel, Marriott acts as the TRS’ agent to supervise, direct and control the management and operation of the hotel and receives as compensation base management fees that are calculated as a percentage of the hotel’s gross revenues, and supplemental incentive fees if the hotel exceeds negotiated profitability breakpoints. In addition, the TRS compensates Marriott, on the basis of a formula applied to the hotel’s gross revenues, for certain system-wide services provided by Marriott, including central reservations, marketing and training. During 2006, 2005 and 2004, Marriott received an aggregate of approximately $4.7 million, $4.2 million and $4.0 million, respectively, under the management agreements.

Seasonality

Our hotel properties traditionally have experienced significant seasonality in their operating income, with the percentage of net operating income by quarter over the year ended December 31, 2006 shown below.

First Quarter	Second Quarter	Third Quarter	Fourth Quarter
4%	32%	28%	36%

Corporate Governance

Boston Properties, Inc. is currently managed by a ten member Board of Directors, which is divided into three classes (Class I, Class II and Class III). The Board of Directors of Boston Properties, Inc. is currently composed of three Class I directors (Mortimer B. Zuckerman, Carol B. Einiger and Richard E. Salomon), four Class II directors (Lawrence S. Bacow, Zoë Baird, Alan J. Patricof and Martin Turchin) and three Class III directors (William M. Daley, Edward H. Linde and David A. Twardock). The members of each class of the Board of Directors of Boston Properties, Inc. serve for staggered three-year terms, and the terms of the current Class I, Class II and Class III directors expire upon the election and qualification of directors at the annual meetings of stockholders of Boston Properties, Inc. held in 2007, 2008 and 2009, respectively. At each annual meeting of stockholders of Boston Properties, Inc., directors will be elected or re-elected for a full term of three years to succeed those directors whose terms are expiring.

Boston Properties, Inc.’s Board of Directors has Audit, Compensation and Nominating and Corporate Governance Committees. The membership of each of these committees is described below.

Name of Director	Audit	Compensation	Nominating and Corporate Governance
Lawrence S. Bacow	X
Zoë Baird		X	X
William M. Daley			X*
Carol B. Einiger	X
Alan J. Patricof	X*
Richard E. Salomon		X*
David A. Twardock		X	X

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

•

On May 25, 2006, Edward H. Linde, President and Chief Executive Officer of Boston Properties, Inc., submitted to the New York Stock Exchange (the “NYSE”) the Annual CEO Certification required by Section 303A of the Corporate Governance Rules of the NYSE certifying that he was not aware of any violation by Boston Properties, Inc. of NYSE corporate governance listing standards.

Item 1A.	Risk Factors.

Set forth below are the risks that we believe are material to our investors. We refer to our common, preferred and LTIP units together as our “securities,” and the investors who own our securities as our “securityholders.” This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 37.

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

We are dependent upon the economic climates of our markets—Boston, Washington, D.C., midtown Manhattan, San Francisco and Princeton, NJ

Substantially all of our revenue is derived from properties located in five markets: Boston, Washington, D.C., midtown Manhattan, San Francisco and Princeton, NJ. A downturn in the economies of these markets, or the impact that a downturn in the overall national economy may have upon these economies, could result in reduced demand for office space. Because our portfolio consists primarily of office buildings (as compared to a more diversified real estate portfolio), a decrease in demand for office space in turn could adversely affect our results of operations. Additionally, there are submarkets within our markets that are dependent upon a limited number of industries. For example, in our Washington, D.C. market we focus on leasing office properties to governmental agencies and contractors, as well as legal firms. In our midtown Manhattan market we have historically leased properties to financial, legal and other professional firms. A significant downturn in one or more of these sectors could adversely affect our results of operations.

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

In appropriate circumstances, we intend to develop and acquire properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. We currently have eight joint ventures that are not consolidated with our financial statements. Our share of the aggregate revenue of these joint ventures represented approximately 2.7% of our total revenue (the sum of our total consolidated revenue and our share of such joint venture revenue) for the year ended December 31, 2006. Our participation in joint ventures is subject to the risks that:

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

We face risks associated with our Tenants being designated “Prohibited Persons” by the Office of Foreign Assets Control

Pursuant to Executive Order 13224 and other laws, the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) maintains a list of persons designated as terrorists or who are otherwise blocked or banned (“Prohibited Persons”). OFAC regulations and other laws prohibit conducting business or engaging in transactions with Prohibited Persons (the “OFAC Requirements”). Certain of our loan and other agreements require us to comply with OFAC Requirements. We have established a compliance program whereby tenants and others with whom we conduct business are checked against the OFAC list of Prohibited Persons prior to entering into any agreement and on a periodic basis thereafter. Our leases and other agreements require the other party to comply with OFAC Requirements. If a tenant or other party with whom we contract is placed on the OFAC list we may be required by the OFAC Requirements to terminate the lease or other agreement. Any such termination could result in a loss of revenue or a damage claim by the other party that the termination was wrongful.

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

Our ability to dispose of some of our properties is constrained by their tax attributes. Properties which we developed and have owned for a significant period of time or which we acquired through tax deferred contribution transactions in exchange for our partnership interests often have low tax bases. If we dispose of these properties outright in taxable transactions, we may be required to distribute a significant amount of the taxable gain to our securityholders under the requirements of the Internal Revenue Code for REITs. In some cases, without incurring additional costs we may be restricted from disposing of properties contributed in exchange for our partnership interests under tax protection agreements with contributors. To dispose of low basis or tax-protected properties efficiently we from time to time use like-kind exchanges, which qualify for non-recognition of taxable gain, but can be difficult to consummate and result in the property for which the disposed assets are exchanged inheriting their low tax bases and other tax attributes (including tax protection covenants).

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

We own two hotel properties. However, under the Internal Revenue Code, REITs like Boston Properties, Inc. are not allowed to operate hotels directly or indirectly. Accordingly, we lease our hotel properties to one of our taxable REIT subsidiaries, or TRS. As lessor, we are entitled to a percentage of the gross receipts from the operation of the hotel properties. Marriott International, Inc. manages the hotels under the Marriott name pursuant to a management contract with the TRS as lessee. While the TRS structure allows the economic benefits of ownership to flow to us, the TRS is subject to tax on its income from the operations of the hotels at the federal and state level. In addition, the TRS is subject to detailed tax regulations that affect how it may be capitalized and operated. If the tax laws applicable to TRSs are modified, we may be forced to modify the structure for owning our hotel properties, and such changes may adversely affect the cash flows from our hotels. In addition, the Internal Revenue Service, the United States Treasury Department and Congress frequently review federal income tax legislation, and we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any of such actions may prospectively or retroactively modify the tax treatment of the TRS and, therefore, may adversely affect our after-tax returns from our hotel properties.

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

We carry insurance coverage on our properties of types and in amounts and with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act, or TRIA, was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) through December 31, 2004, which date was extended to December 31, 2005 by the United States Department of Treasury on June 18, 2004 and which date was further extended to December 31, 2007 by the Terrorism Risk Insurance Extension Act of 2005 (the “TRIA Extension Act”). TRIA expires on December 31, 2007, and we cannot currently anticipate whether it will be extended. Effective as of March 1, 2007, our property insurance program per occurrence limits were increased from $800 million to $900 million, including coverage for “certified” acts of terrorism by TRIA and coverage for “non-certified” acts of terrorism by TRIA up to $500 million per occurrence, and an additional $400 million of coverage for “non-certified” acts of terrorism by TRIA on a per occurrence and annual aggregate basis. We also carry nuclear, biological, chemical and radiological terrorism insurance coverage (“NBCR Coverage”) for “certified” acts of terrorism as defined by TRIA, which is provided by IXP, LLC as a direct insurer. Effective as of March 1, 2007, we extended the NBCR Coverage to March 1, 2008, excluding our Value-Added Fund properties. Effective as of March 1, 2007, the per occurrence limit for NBCR Coverage was increased from $800 million to $900 million. Under TRIA, after the payment of the required deductible and coinsurance the NBCR Coverage is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” Under the TRIA Extension Act (a) the program trigger is $5 million through March 31, 2006, $50 million from April 1, 2006 through December 31, 2006 and $100 million from January 1, 2007 through December 31, 2007 and (b) the coinsurance is 10% through December 31, 2006 and 15% through December 31, 2007. We may elect to terminate the NBCR Coverage if there is a change in our portfolio or for any other reason. In the event TRIA is not extended beyond December 31, 2007 (i) the NBCR coverage provided by IXP will terminate and (ii) we will have some gaps in our coverage for acts of terrorism that would have constituted both “certified” and “non-certified” acts of terrorism had TRIA not expired and we may obtain the right to replace a portion of such coverage. We intend to continue to monitor the scope, nature and cost of available terrorism insurance and maintain insurance in amounts and on terms that are commercially reasonable.

We also currently carry earthquake insurance on our properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that we believe are commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, we currently carry earthquake insurance which covers our San Francisco region with a $120 million per occurrence limit and a $120 million annual aggregate limit, $20 million of which is provided by IXP, LLC, as a direct insurer. The amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. We may discontinue earthquake insurance on some or all of our properties in the future if the premiums exceed our estimation of the value of the coverage.

In January 2002, we formed a wholly-owned taxable REIT subsidiary, IXP, Inc., to act as a captive insurance company and be one of the elements of our overall insurance program. On September 27, 2006, IXP, Inc. was merged into IXP, LLC, a wholly owned subsidiary, and all insurance policies issued by IXP, Inc. were cancelled and reissued by IXP, LLC. The term “IXP” refers to IXP, Inc. for the period prior to September 27, 2006 and to IXP, LLC for the period on and subsequent to September 27, 2006. IXP acts as a direct insurer with respect to a portion of our earthquake insurance coverage for our Greater San Francisco properties and our NBCR Coverage for “certified acts of terrorism” under TRIA. Insofar as we own IXP, we are responsible for its liquidity and capital resources, and the accounts of IXP are part of our consolidated financial statements. In particular, if a loss occurs which is covered by our NBCR Coverage but is less than the applicable program trigger under TRIA, IXP would be responsible for the full amount of the loss without any backstop by the Federal Government. If we experience a loss and IXP is required to pay under our insurance policy, we would ultimately record the loss to the extent of IXP’s required payment. Therefore, insurance coverage provided by IXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

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

As of December 31, 2006, we had approximately $711 million of indebtedness that bears interest at variable rates, and we may incur more of such indebtedness in the future. Accordingly, if interest rates increase, so will our interest costs, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our securityholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures. In the past, we have entered into interest rate swap agreements and other interest rate hedging contracts, including interest rate caps and we may in the future enter into similar agreements, including swaps, caps, floors and other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (See Note 6 to the Consolidated Financial Statements). In addition, an increase in interest rates could decrease the amount third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

Covenants in our debt agreements could adversely affect our financial condition.

The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. Our unsecured credit facility, unsecured debt securities and secured loans contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt, which we must maintain. Our continued ability to borrow under our credit facilities is subject to compliance with our financial and other covenants. In addition, our failure to comply with such covenants could cause a default under the applicable debt agreement, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. Additionally, in the future our ability to satisfy current or prospective lenders’ insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage against acts of terrorism or losses resulting from earthquakes than is available to us in the marketplace or on commercially reasonable terms, particularly with regard to terrorism if TRIA is not extended beyond December 31, 2007.

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

Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our common stock or debt securities.

On February 23, 2007, we had approximately $5.5 billion in total indebtedness outstanding on a consolidated basis (i.e., excluding unconsolidated joint venture debt). Debt to market capitalization ratio, which measures total debt as a percentage of the aggregate of total debt plus the market value of outstanding equity securities, is often used by analysts to gauge leverage for equity REITs such as Boston Properties, Inc. Our market value is calculated using the price per share of Boston Properties, Inc.’s common stock. Using the closing stock price of $122.65 per share of the common stock of Boston Properties, Inc. on February 23, 2007, multiplied by the sum of (1) the actual aggregate number of outstanding common units (including common units held by Boston Properties, Inc.), (2) the number of common units issuable upon conversion of all outstanding preferred units and (3) the number of common units issuable upon conversion of all outstanding LTIP units assuming all conditions have been met for conversion of the LTIP units, our debt to total market capitalization ratio was approximately 24.06% as of February 23, 2007.

Our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes. Our senior unsecured debt is currently rated investment grade by the three major rating agencies. However, there can be no assurance that we will be able to maintain this rating, and in the event our senior debt is downgraded from its current rating, we would likely incur higher borrowing costs and/or difficulty in obtaining additional financing. Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally. There is a risk that changes in our debt to market capitalization ratio, which is in part a function of the stock price of Boston Properties, Inc., or our ratio of indebtedness to other measures of asset value used by financial analysts may have an adverse effect on the market price of our equity or debt securities.

Failure of Boston Properties, Inc. to qualify as a REIT would have a material adverse effect on BPLP.

We, in general, and the holders of our securities, in particular, must rely on Boston Properties, Inc., as our general partner, to manage our affairs and business. Boston Properties, Inc. is subject to certain risks that may affect its financial and other conditions, including particularly adverse consequences if it fails to qualify as a REIT for federal income tax purposes. While Boston Properties, Inc. intends to operate in a manner that will allow it to continue to qualify as a REIT, we cannot assure you that it will remain qualified as such in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code as to which there are only limited judicial and administrative interpretations, and involves the determination of facts and circumstances not entirely within our control. In addition, future legislation, new regulation, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification, if Boston Properties, Inc. fails to qualify as a REIT, it will face serious tax consequences which will directly and adversely impact us and may substantially reduce the funds available for payment of distributions to our securityholders, and wit will be barred from qualifying as a REIT for the four years following such failure.

In order to maintain the REIT status of our general partner, Boston Properties, Inc., we may be forced to borrow funds during unfavorable market conditions.

In order to maintain the REIT status of our general partner, Boston Properties, Inc., we may need to borrow funds on a short-term basis to meet the REIT distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings. To qualify as a REIT, Boston Properties, Inc. generally must distribute to its stockholders at least 90% of its net taxable income each year, excluding capital gains. In addition, Boston Properties, Inc. will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by it in any calendar year are less than the sum of 85% of our ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years. Boston Properties, Inc. may need short-term debt or long-term debt or proceeds from asset sales, creation of joint ventures or sales of common stock to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. The inability of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short-and long-term debt or sell equity securities in order to fund distributions required to maintain Boston Properties, Inc.’s REIT status.

Limits on changes in control of Boston Properties, Inc. may discourage takeover attempts beneficial to our securityholders.

Provisions in Boston Properties, Inc.’s certificate of incorporation and bylaws, its shareholder rights agreement and provisions in our agreement of limited partnership, as well as provisions of the Internal Revenue Code and Delaware corporate law, may:

•	delay or prevent a change of control over Boston Properties, Inc. or a tender offer, even if such action might be beneficial to our securityholders or Boston Properties, Inc.’s; and

•	limit Boston Properties, Inc.’s stockholders’ opportunity to receive a potential premium for their shares of common stock over then-prevailing market prices.

Stock Ownership Limit

To facilitate the maintenance of Boston Properties, Inc.’s qualification as a REIT and to otherwise address concerns relating to concentration of capital stock ownership, its certificate of incorporation generally prohibits ownership, directly, indirectly or beneficially, by any single stockholder of more than 6.6% of the number of outstanding shares of any class or series of its common stock. We refer to this limitation as the “ownership limit.” The Board of Directors of Boston Properties, Inc. may waive, in its sole discretion, or modify the ownership limit with respect to one or more persons if it is satisfied that ownership in excess of this limit will not jeopardize our status as a REIT for federal income tax purposes. In addition, under Boston Properties, Inc.’s certificate of incorporation each of Mortimer B. Zuckerman and Edward H. Linde, along with their respective families and affiliates, as well as, in general, pension plans and mutual funds, may actually and beneficially own up to 15% of the number of outstanding shares of any class or series of its equity common stock. Shares of Boston Properties, Inc. owned in violation of the ownership limit will be subject to the loss of rights to distributions and voting and other penalties. The ownership limit may have the effect of inhibiting or impeding a change in control.

Agreement of Limited Partnership of BPLP

We have agreed in our agreement of limited partnership that Boston Properties, Inc., our general partner, will not engage in specified extraordinary transactions, including, among others, business combinations, unless limited partners other than Boston Properties, Inc. receive, or have the opportunity to receive, either (1) the same consideration for their partnership interests as holders of Boston Properties, Inc.’s common stock in the transaction or (2) limited partnership units that, among other things, would entitle the holders, upon redemption of these units, to receive shares of common equity of a publicly traded company or the same consideration as holders of Boston Properties, Inc.’s common stock received in the transaction. If these limited partners would not receive such consideration, Boston Properties, Inc. cannot engage in the transaction unless limited partners holding at least 75% of the common units of limited partnership interest, other than those held by Boston Properties, Inc. or its affiliates, consent to the transaction. In addition, we have agreed in our agreement of limited partnership that Boston Properties, Inc., as our general partner, will not complete specified extraordinary transactions, including among others, business combinations, in which it received the approval of its common stockholders unless (1) limited partners holding at least 75% of the common units other than those held by Boston Properties, Inc. or its affiliates, consent to the transaction or (2) the limited partners are also allowed to vote and the transaction would have been approved had these limited partners been able to vote as common stockholders on the transaction. Therefore, if Boston Properties, Inc.’s common stockholders approve a specified extraordinary transaction, the partnership agreement requires the following before we can complete the transaction:

•	our securityholders must vote on the matter;

•	Boston Properties, Inc. must vote its limited partnership interests in the same proportion as its stockholders voted on the transaction; and

•	the result of the vote of our securityholders must be such that had such vote been a vote of stockholders of Boston Properties, Inc., the business combination would have been approved.

With respect to specified extraordinary transactions, Boston Properties, Inc., as our general partner, has agreed in our partnership agreement to use its commercially reasonable efforts to structure such a transaction to avoid causing our limited partners to recognize gain for federal income tax purposes by virtue of the occurrence of or their participation in such a transaction.

As a result of these provisions, a potential acquirer may be deterred from making an acquisition proposal, and Boston Properties, Inc. may be prohibited by contract from engaging in a proposed extraordinary transaction, including a proposed business combination, even though its stockholders approve of the transaction.

Shareholder Rights Plan

Boston Properties, Inc. has a shareholder rights plan. Under the terms of this plan, Boston Properties, Inc. can in effect prevent a person or group from acquiring more than 15% of the outstanding shares of its common stock because, unless it approves of the acquisition, after the person acquires more than 15% of the outstanding common stock, of Boston Properties, Inc., all other stockholders will have the right to purchase securities from Boston Properties, Inc. at a price that is less than their then fair market value. This would substantially reduce the value and influence of the stock owned by the acquiring person. The Board of Directors of Boston Properties, Inc. can prevent the plan from operating by approving the transaction in advance, which gives Boston Properties, Inc. significant power to approve or disapprove of the efforts of a person or group to acquire a large interest in Boston Properties, Inc.

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

The three Executive Vice Presidents and five Regional Managers of Boston Properties, Inc. also have strong reputations. Their reputations aid us in identifying opportunities, having opportunities brought to us, and negotiating with tenants and build-to-suit prospects. While we believe that we could find replacements for these key personnel, the loss of their services could materially and adversely affect our operations because of diminished relationships with lenders, prospective tenants and industry personnel.

Conflicts of interest exist with holders of our limited partnership interests.

Sales of properties and repayment of related indebtedness will have different effects on certain of our securityholders.

Some holders of our limited partnership interests, including Messrs. Zuckerman and Linde, would incur adverse tax consequences upon the sale of certain of our properties and on the repayment of related debt which differ from the tax consequences to us. Consequently, such holders of our limited partnership interests may have different objectives regarding the appropriate pricing and timing of any such sale or repayment of debt. While Boston Properties, Inc. has exclusive authority under our limited partnership agreement to determine when to refinance or repay debt or whether, when, and on what terms to sell a property, subject, in the case of certain properties, to the contractual commitments described below, any such decision would require the approval of the Board of Directors of Boston Properties, Inc. While the Board of Directors of Boston Properties, Inc. has a policy with respect to these matters, as directors and executive officers of Boston Properties, Inc., Messrs. Zuckerman and Linde could exercise their influence in a manner inconsistent with the interests of some of our stockholders, including in a manner which could prevent completion of a sale of a property or the repayment of indebtedness.

Agreement not to sell some properties.

Under the terms of our limited partnership agreement, we have agreed not to sell or otherwise transfer some of our properties, prior to specified dates, in any transaction that would trigger taxable income, without first obtaining the consent of Messrs. Zuckerman and Linde. However, we are not required to obtain their consent if, during the applicable period, each of them does not hold at least 30% of his original partnership interests, or if those properties are transferred in a nontaxable transaction. In addition, we have entered into similar agreements with respect to other properties that we have acquired in exchange for partnership interests. Pursuant to those agreements, we are responsible for the reimbursement of certain tax-related costs to the prior owners if the subject properties are sold in a taxable sale. Under most of these agreements, our obligations to the prior owners are limited in time and only apply to actual damages suffered. As of December 31, 2006, there were a total of 25 wholly-owned properties subject to these restrictions, and those properties are estimated to have accounted for approximately 32% of our total revenue for the year ended December 31, 2006.

We also have entered into agreements providing prior owners of properties with the right to guarantee specific amounts of indebtedness and, in the event that the specific indebtedness they guarantee is repaid or reduced, additional and/or substitute indebtedness. These agreements may hinder actions that we may otherwise desire to take to repay or refinance guaranteed indebtedness because we would be required to make payments to the beneficiaries of such agreements if we violate these agreements.

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

We acquired many of our properties from our predecessors at the completion of the initial public offering of Boston Properties, Inc. in June 1997. Before we acquired these properties, each of them was insured by a title insurance policy. We did not obtain new owner’s title insurance policies in connection with the acquisition of these properties. However, to the extent we have financed properties after acquiring them in connection with the initial public offering of Boston Properties, Inc. we have obtained new title insurance policies. Nevertheless, because in many instances we acquired these properties indirectly by acquiring ownership of that entity that owned the property and those owners remain in existence as our subsidiaries, some of these title insurance policies may continue to benefit us. Many of these title insurance policies may be for amounts less than the current or future values of the applicable properties. If there was a title defect related to any of these properties, or to any of the properties acquired at the time of the initial public offering of Boston Properties, Inc., that is no longer covered by a title insurance policy, we could lose both our capital invested in and our anticipated profits from such property. We have obtained title insurance policies for all properties that we have acquired after the initial public offering of Boston Properties, Inc., however, these policies may be for amounts less than the current or future values of the applicable properties.

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

At December 31, 2006, our portfolio consisted of 131 properties totaling 43.4 million net rentable square feet. Our properties consisted of (1) 127 office properties, comprised of 109 Class A office buildings, including six properties under construction, and 18 properties that support both office and technical uses, (2) two retail properties and (3) two hotels. In addition, we own or control 524.3 acres of land for future development. The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at December 31, 2006. Information relating to properties owned by the Value-Added Fund is not included in our portfolio information tables or any other portfolio level statistics because the Value-Added Fund invests in assets within our existing markets that have deficiencies in property characteristics which provide an opportunity to create value through repositioning, refurbishment or renovation. We therefore believe including such information in our portfolio tables and statistics would render the portfolio information less useful to investors. Information relating to the Value-Added Fund is set forth below separately.

Properties	Location	% Leased	Number of Buildings	Net Rentable Square Feet
Class A Office
399 Park Avenue	New York, NY	99.8%	1	1,697,564
Citigroup Center	New York, NY	99.9%	1	1,565,895
Times Square Tower	New York, NY	100.0%	1	1,238,787
800 Boylston Street at The Prudential Center	Boston, MA	91.4%	1	1,182,537
5 Times Square (Held for Sale)(1)	New York, NY	100.0%	1	1,101,779
599 Lexington Avenue	New York, NY	100.0%	1	1,018,291
Embarcadero Center Four	San Francisco, CA	90.6%	1	934,637
111 Huntington Avenue at The Prudential Center	Boston, MA	100.0%	1	857,386
Embarcadero Center One	San Francisco, CA	76.1%	1	822,758
Embarcadero Center Three	San Francisco, CA	93.4%	1	770,972
Embarcadero Center Two	San Francisco, CA	88.2%	1	770,231
Democracy Center	Bethesda, MD	83.7%	3	684,968
Capital Gallery	Washington, D.C.	91.8%	1	614,312
Metropolitan Square (51% ownership)	Washington, D.C.	99.9%	1	586,478
3200 Zanker Road	San Jose, CA	100.0%	4	543,900
901 New York Avenue (25% ownership)	Washington, D.C.	99.4%	1	539,229
Reservoir Place	Waltham, MA	87.3%	1	526,998
101 Huntington Avenue at The Prudential Center	Boston, MA	100.0%	1	505,939
601 and 651 Gateway Boulevard	South San Francisco, CA	91.9%	2	505,813
One and Two Reston Overlook	Reston, VA	100.0%	2	447,300
Two Freedom Square	Reston, VA	100.0%	1	421,676
One Freedom Square	Reston, VA	100.0%	1	414,207
One Tower Center	East Brunswick, NJ	64.9%	1	412,224

Properties	Location	% Leased	Number of Buildings	Net Rentable Square Feet
Market Square North (50% ownership)	Washington, D.C.	100.0%	1	401,279
140 Kendrick Street	Needham, MA	100.0%	3	380,987
One and Two Discovery Square	Reston, VA	100.0%	2	367,018
Orbital Science Campus	Dulles, VA	100.0%	3	337,228
1333 New Hampshire Avenue	Washington, D.C.	100.0%	1	315,371
Waltham Weston Corporate Center	Waltham, MA	98.1%	1	306,789
Prospect Place	Waltham, MA	68.7%	1	298,893
12310 Sunrise Valley	Reston, VA	100.0%	1	263,870
Reston Corporate Center	Reston, VA	100.0%	2	261,046
Quorum Office Park	Chelmsford, MA	100.0%	2	259,918
New Dominion Technology Park, Building Two	Herndon, VA	100.0%	1	257,400
611 Gateway Boulevard	South San Francisco, CA	100.0%	1	256,302
12300 Sunrise Valley	Reston, VA	100.0%	1	255,244
1330 Connecticut Avenue	Washington, D.C.	100.0%	1	252,136
200 West Street	Waltham, MA	92.1%	1	248,311
500 E Street	Washington, D.C.	100.0%	1	246,057
Five Cambridge Center	Cambridge, MA	63.2%	1	237,752
New Dominion Technology Park, Building One	Herndon, VA	100.0%	1	235,201
510 Carnegie Center	Princeton, NJ	100.0%	1	234,160
One Cambridge Center	Cambridge, MA	87.3%	1	215,385
Sumner Square Office	Washington, D.C.	100.0%	1	208,665
Four Cambridge Center	Cambridge, MA	66.0%	1	198,295
University Place	Cambridge, MA	100.0%	1	195,282
1301 New York Avenue	Washington, D.C.	100.0%	1	188,358
12290 Sunrise Valley	Reston, VA	100.0%	1	182,424
2600 Tower Oaks Boulevard	Rockville, MD	100.0%	1	178,887
Eight Cambridge Center	Cambridge, MA	100.0%	1	177,226
Newport Office Park	Quincy, MA	97.4%	1	171,957
Lexington Office Park	Lexington, MA	96.4%	2	166,689
210 Carnegie Center	Princeton, NJ	74.5%	1	161,776
206 Carnegie Center	Princeton, NJ	100.0%	1	161,763
191 Spring Street	Lexington, MA	100.0%	1	158,900
303 Almaden	San Jose, CA	100.0%	1	157,537
10 & 20 Burlington Mall Road	Burlington, MA	91.3%	2	153,048
Ten Cambridge Center	Cambridge, MA	100.0%	1	152,664
214 Carnegie Center	Princeton, NJ	76.8%	1	150,774
212 Carnegie Center	Princeton, NJ	97.3%	1	149,398
506 Carnegie Center	Princeton, NJ	100.0%	1	136,213
508 Carnegie Center	Princeton, NJ	100.0%	1	131,085
Waltham Office Center	Waltham, MA	79.1%	3	129,041
202 Carnegie Center	Princeton, NJ	74.5%	1	128,705
101 Carnegie Center	Princeton, NJ	100.0%	1	123,659
Montvale Center (75% ownership)	Gaithersburg, MD	90.8%	1	122,737
504 Carnegie Center	Princeton, NJ	100.0%	1	121,990
91 Hartwell Avenue	Lexington, MA	88.3%	1	121,425
40 Shattuck Road	Andover, MA	95.6%	1	120,000
502 Carnegie Center	Princeton, NJ	100.0%	1	116,855
Three Cambridge Center	Cambridge, MA	100.0%	1	108,152

Properties	Location	% Leased		Number of Buildings	Net Rentable Square Feet
104 Carnegie Center	Princeton, NJ	89.5%		1	102,830
201 Spring Street	Lexington, MA	100.0%		1	102,500
Bedford Office Park	Bedford, MA	16.3%		1	89,961
33 Hayden Avenue	Lexington, MA	100.0%		1	80,128
Eleven Cambridge Center	Cambridge, MA	100.0%		1	79,616
Reservoir Place North	Waltham, MA	97.5%		1	73,258
105 Carnegie Center	Princeton, NJ	81.1%		1	70,029
32 Hartwell Avenue	Lexington, MA	100.0%		1	69,154
302 Carnegie Center	Princeton, NJ	100.0%		1	64,726
195 West Street	Waltham, MA	100.0%		1	63,500
100 Hayden Avenue	Lexington, MA	100.0%		1	55,924
181 Spring Street	Lexington, MA	89.8%		1	55,793
211 Carnegie Center	Princeton, NJ	100.0%		1	47,025
92 Hayden Avenue	Lexington, MA	100.0%		1	31,100
201 Carnegie Center	Princeton, NJ	100.0%		—	6,500

Subtotal for Class A Office Properties		94.7%		103	29,059,777

Retail
Shops at The Prudential Center	Boston, MA	95.9%		1	500,135
Shaws Supermarket at The Prudential Center	Boston, MA	100.0%		1	57,235

Subtotal for Retail Properties		96.3%		2	557,370

Office/Technical Properties
Bedford Office Park	Bedford, MA	33.9%		2	383,704
Seven Cambridge Center	Cambridge, MA	100.0%		1	231,028
Broad Run Business Park, Building E	Dulles, VA	100.0%		1	127,070
7601 Boston Boulevard	Springfield, VA	100.0%		1	103,750
7435 Boston Boulevard	Springfield, VA	100.0%		1	103,557
8000 Grainger Court	Springfield, VA	100.0%		1	88,775
7500 Boston Boulevard	Springfield, VA	100.0%		1	79,971
7501 Boston Boulevard	Springfield, VA	100.0%		1	75,756
Fourteen Cambridge Center	Cambridge, MA	100.0%		1	67,362
164 Lexington Road	Billerica, MA	100.0%		1	64,140
7450 Boston Boulevard	Springfield, VA	100.0%		1	62,402
7374 Boston Boulevard	Springfield, VA	100.0%		1	57,321
8000 Corporate Court	Springfield, VA	100.0%		1	52,539
7451 Boston Boulevard	Springfield, VA	100.0%		1	47,001
7300 Boston Boulevard	Springfield, VA	100.0%		1	32,000
17 Hartwell Avenue	Lexington, MA	100.0%		1	30,000
7375 Boston Boulevard	Springfield, VA	100.0%		1	26,865

Subtotal for Office/Technical Properties		84.5%		18	1,633,241

Hotel Properties
Long Wharf Marriott	Boston, MA	83.9	%(2)	1	420,000
Cambridge Center Marriott	Cambridge, MA	75.1	%(2)	1	330,400

Subtotal for Hotel Properties		79.3%		2	750,400

Structured Parking		n/a		—	10,020,288

Subtotal for In-Service Properties		94.2%		125	42,021,076

Properties	Location	% Leased		Number of Buildings	Net Rentable Square Feet
Properties Under Construction
South of Market	Reston, VA	23.7	%(3)	3	652,000
505 9th Street (50% ownership)	Washington, D.C.	86.6	%(3)	1	323,000
77 Fourth Avenue	Waltham, MA	0%		1	210,000
One Preserve Parkway	Rockville, MD	0%		1	183,000
Wisconsin Place- Infrastructure (23.89% ownership)	Chevy Chase, MD	n/a		—	—

Subtotal for Properties Under Construction		31.7%		6	1,368,000

Total Portfolio				131	43,389,076

(1)	Property was sold on February 15, 2007. Subtotal percentage leased for In-Service Properties excluding 5 Times Square was 93.9% as of December 31, 2006.
(2)	Represents the weighted-average room occupancy for the year ended December 31, 2006. Note that these amounts are not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2006.
(3)	Represents percentage leased as of February 23, 2007.

The following table shows information relating to properties owned through the Value-Added Fund as of December 31, 2006:

Property	Location	% Leased	Number of Buildings	Net Rentable Square Feet
Worldgate Plaza	Herndon, VA	75.0%	4	322,328
One and Two Circle Star Way	San Carlos, CA	88.0%	2	205,994
300 Billerica Road	Chelmsford, MA	100.0%	1	110,882

Total Value-Added Fund		83.5%	7	639,204

Top 20 Tenants by Square Feet

	Tenant	Square Feet		% of In-Service Portfolio
1	U.S. Government	1,624,697	(1)	5.20%
2	Lockheed Martin	1,294,292		4.14%
3	Ernst & Young	1,164,969	(2)	3.73%
4	Citibank NA	1,142,009		3.65%
5	Genentech	553,799		1.77%
6	Shearman & Sterling	540,658		1.73%
7	Procter & Gamble	484,051		1.55%
8	Kirkland & Ellis	473,161	(3)	1.51%
9	Lehman Brothers	436,723		1.40%
10	Parametric Technology	380,987		1.22%
11	Washington Group International	365,245		1.17%
12	Finnegan Henderson Farabow	349,146	(4)	1.12%
13	Ann Taylor	338,942		1.08%
14	Orbital Sciences	337,228		1.08%
15	Northrop Grumman	327,677		1.05%
16	MIT	313,048		1.00%
17	Accenture	299,022		0.96%
18	Bingham McCutchen	291,415		0.93%
19	Akin Gump Strauss Hauer & Feld	290,132		0.93%
20	Biogen Idec	282,464		0.90%
	Total % of Portfolio Square Feet			36.13%

(1)	Includes 96,660 square feet of space in two properties in which Boston Properties has a 51% and 50% interest.
(2)	Includes 1,064,939 square feet in 5 Times Square, which was sold on February 15, 2007.
(3)	Includes 218,134 square feet of space in a property in which Boston Properties has a 51% interest.
(4)	Includes 251,941 square feet of space in a property in which Boston Properties has a 25% interest.

Lease Expirations

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized (1) Contractual Rent Under Expiring Leases	Current Annualized (1) Contractual Rent Under Expiring Leases p.s.f.	Current Annualized Contractual Rent Under Expiring Leases With Future Step-ups (2)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-ups p.s.f. (2)	Percentage of Total Square Feet
2007	1,777,864	$63,862,659	$35.92	$63,674,829	$35.82	6.0%
2008	1,665,528	68,233,873	40.97	70,260,518	42.19	5.6%
2009	2,649,338	99,015,688	37.37	103,107,908	38.92	8.9%
2010	2,461,512	85,160,282	34.60	89,456,165	36.34	8.3%
2011	2,861,425	115,772,913	40.46	123,887,814	43.30	9.6%
2012	2,358,396	95,143,174	40.34	104,307,577	44.23	7.9%
2013	754,108	32,368,025	42.92	38,504,687	51.06	2.5%
2014	2,173,023	71,821,981	33.05	80,078,729	36.85	7.3%
2015	1,312,076	45,533,680	34.70	52,386,393	39.93	4.4%
2016	2,699,564	152,920,669	56.65	166,968,180	61.85	9.1%
Thereafter	6,700,633	364,116,258	54.34	445,057,091	66.42	22.5%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2006 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date. Amounts do not include consolidated joint venture.
(2)	Represents the monthly contractual base rent under expiring leases with future contractual increases upon expiration and recoveries from tenants under existing leases as of December 31, 2006 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.

Item 3.	Legal Proceedings

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

(a) There is no established public trading market for the common units. On February 23, 2007, there were approximately 282 holders of record and 139,277,476 common units outstanding, 118,943,840 of which were held by Boston Properties, Inc. The following table sets for the quarterly distributions per common unit for the periods presented.

Quarter Ended	Distributions
December 31, 2006	$6.08	(1)
September 30, 2006	.68
June 30, 2006	.68
March 31, 2006	.68
December 31, 2005	.68
September 30, 2005	3.18	(2)
June 30, 2005	.68
March 31, 2005	.65

(1)	Paid on January 30, 2007 to common and LTIP unitholders of record as of the close of business on December 29, 2006. Amount includes the $5.40 per common unit special distribution.
(2)	For the three months ended September 30, 2005, amount includes the $2.50 per common unit special distribution which was paid on October 31, 2005 to common and LTIP unitholders of record as of the close of business on September 30, 2005.

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

Each time Boston Properties, Inc. issues shares of stock (other than in exchange for OP Units when such OP Units are presented for redemption), it contributes the proceeds of such issuance to us in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the fourth quarter 2006, in connection with issuance of common stock by Boston Properties, Inc. pursuant to exercises of stock options under the Boston Properties, Inc. 1997 Stock Option and Incentive Plan, we issued an aggregate of approximately 429,452 OP Units to Boston Properties, Inc. in exchange for approximately $25.3 million, the aggregate proceeds of the common stock issuances by Boston Properties, Inc. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b) None

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Partnership Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
October 1, 2006 – October 31, 2006	—		—	N/A	N/A
November 1, 2006 – November 30, 2006	1,795	(1)	$117.64	N/A	N/A
December 1, 2006 – December 31, 2006	—		—	N/A	N/A

Total	1,795		$117.64	N/A	N/A

(1)	Represents 1,743 common units previously held by Boston Properties, Inc. that were repurchased in connection with the surrender of restricted shares of common stock of Boston Properties, Inc. by an employee to satisfy such employee’s tax withholding obligation in connection with the vesting of restricted Common Stock. Such shares were repurchased by Boston Properties, Inc. for their fair market value on the vesting date. Also includes 52 common units presented by the holder for redemption pursuant to the terms of the Company’s partnership agreement.

Item 6.	Selected Financial Data

The following table sets forth our selected financial and operating data on a historical basis, which has been revised for the reclassification of (1) losses from early extinguishments of debt in accordance with SFAS No. 145, (2) the restatement of earnings per unit to include the effects of participating securities in accordance with EITF 03-6 and (3) the disposition of qualifying properties during 2006, 2005, 2004, 2003 and 2002 which have been reclassified as discontinued operations, for the periods presented, in accordance with SFAS No. 144. Refer to Note 20 of the Consolidated Financial Statements. The following data should be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

Our historical operating results may not be comparable to our future operating results.

	For the year ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per unit data)
Statement of Operations Information:
Total revenue	$1,477,586	$1,437,635	$1,386,346	$1,283,165	$1,157,820

Expenses:
Rental operating	441,814	438,335	416,327	393,965	361,051
Hotel operating	55,538	51,689	49,442	46,732	27,816
General and administrative	59,375	55,471	53,636	45,359	47,292
Interest	298,260	308,091	306,170	299,436	263,067
Depreciation and amortization	272,608	264,182	247,924	205,586	175,612
Net derivative losses	—	—	—	1,038	11,874
Losses from early extinguishments of debt	32,143	12,896	6,258	1,474	2,386
Losses on investments in securities	—	—	—	—	4,297

Income before income from unconsolidated joint ventures and minority interests in property partnerships	317,848	306,971	306,589	289,575	264,425
Income from unconsolidated joint ventures	24,507	4,829	3,380	6,016	7,954
Minority interests in property partnerships	2,013	6,017	4,685	1,827	2,408

Income before gains on sales of real estate and other assets	344,368	317,817	314,654	297,418	274,787
Gains on sales of real estate	727,131	188,546	9,822	70,627	233,304

Income before discontinued operations	1,071,499	506,363	324,476	368,045	508,091
Discontinued operations	—	60,248	37,457	105,256	62,867

Income before cumulative effect of a change in accounting principle	1,071,499	566,611	361,933	473,301	570,958
Cumulative effect of a change in accounting principle	—	(5,043)	—	—	—

Income before preferred distributions and allocation of undistributed earnings	1,071,499	561,568	361,933	473,301	570,958
Preferred distributions and allocation of undistributed earnings	(22,814)	(26,780)	(17,133)	(31,165)	(50,262)

Net income available to common unitholders	$1,048,685	$534,788	$344,800	$442,136	$520,696

Basic earnings per common unit:
Income available to common unitholders before discontinued operations and cumulative effect of a change in accounting principle	$7.72	$3.61	$2.40	$2.85	$4.03
Discontinued operations	—	0.45	0.29	0.89	0.55
Cumulative effect of a change in accounting principle	—	(0.04)	—	—	—

Net income available to common unitholders	$7.72	$4.02	$2.69	$3.74	$4.58

Weighted average number of common units outstanding	135,923	132,881	128,313	118,087	113,617

Diluted earnings per common unit:
Income available to common unitholders before discontinued operations and cumulative effect of a change in accounting principle	$7.58	$3.55	$2.35	$2.81	$3.98
Discontinued operations	—	0.45	0.29	0.88	0.55
Cumulative effect of a change in accounting principle	—	(0.04)	—	—	—

Net income available to common unitholders	$7.58	$3.96	$2.64	$3.69	$4.53

Weighted average number of common and common equivalent units outstanding	138,279	135,166	130,617	119,673	115,084

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet information:
Real estate, gross	$9,211,351	$9,001,776	$9,171,944	$8,919,234	$8,608,052
Real estate, net	7,828,431	7,742,677	8,032,166	7,919,665	7,785,919
Cash and cash equivalents	725,788	261,496	239,344	22,686	55,275
Total assets	9,363,050	8,758,943	8,947,536	8,488,940	8,365,344
Total indebtedness	4,600,937	4,826,254	5,011,814	5,004,720	5,147,220
Minority interests in property partnerships	12,454	17,954	26,912	27,627	29,882
Redeemable preferred units	2,639,799	1,973,040	1,751,225	1,419,360	1,105,561
Partners’ capital	862,509	1,522,195	1,828,572	1,721,149	1,806,869

	For the year ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per unit data)
Other Information:
Funds from operations (1)	$593,740	$572,877	$553,829	$499,663	$464,513
Funds from operations, as adjusted (1)	625,184	583,918	553,829	502,175	487,293
Distributions per common unit	8.12	5.19	2.58	2.50	2.41
Cash flow provided by operating activities	527,979	472,249	429,506	488,275	437,380
Cash flow provided by (used in) investing activities	229,756	356,605	(171,014)	97,496	(1,017,283)
Cash flow provided by (used in) financing activities	(293,443)	(806,702)	(41,834)	(618,360)	537,111
Total square feet at end of year	43,389	42,013	44,117	43,894	42,411
Leased rate at end of year	94.2%	93.8%	92.1%	92.1%	93.9%

(1)	Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate Funds from Operations, or “FFO,” by adjusting net income (loss) available to common unitholders (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships, joint ventures and preferred distributions. FFO is a non-GAAP financial measure. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently.

In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO, as adjusted, for year ended December 31, 2006 and 2005 which excludes the effects of the losses from early extinguishments of debt associated with the sales of real estate. The adjustment to exclude losses from early extinguishments of debt results when the sale of real estate encumbered by debt requires us to pay the extinguishment costs prior to the debt’s stated maturity and to write-off unamortized loan costs at the date of the extinguishment. Such costs are excluded from the gains on sales of real estate reported in accordance with GAAP. However, we view the losses from early extinguishments of debt associated with the sales of real estate as an incremental cost of the sale transactions because we extinguished the debt in connection with the consummation of the sale transactions and we had no intent to extinguish the debt absent such transactions. We believe that this supplemental adjustment more appropriately reflects the results of our operations exclusive of the impact of our sale transactions.

The adjustments for net derivative losses related to non-qualifying derivative contracts for the years ended December 31, 2003 and 2002 resulted from interest rate contracts we entered into prior to the effective date of SFAS No. 133 to limit our exposure to fluctuations in interest rates with respect to variable rate debt associated with real estate projects under development. Upon transition to SFAS No. 133 on January 1, 2001, the impacts of these contracts were recorded in current earnings, while prior to that time they were capitalized. Although these adjustments were attributable to a single hedging program, the underlying contracts extended over multiple reporting periods and therefore resulted in adjustments from 2002 through the third quarter of 2003. Management presents FFO before the impact of non-qualifying derivative contracts because economically this interest rate hedging program was consistent with our risk management objective of limiting our exposure to interest rate volatility and the change in accounting under GAAP did not correspond to a substantive difference. Management does not currently anticipate structuring future hedging programs in a manner that would give rise to this kind of adjustment.

The adjustments for early lease surrender for the year ended December 31, 2002 resulted from a unique lease transaction related to the surrender of space by a tenant that was accounted for as a termination for GAAP purposes and recorded in income at the time the space was surrendered. However, we continued to collect payments monthly after the surrender of space through the month of July 2002, the date on which the terminated lease would otherwise have expired under its original terms. Management presents FFO after the early surrender lease adjustment because economically this transaction impacted periods subsequent to the time the space was surrendered by the tenant and, therefore, recording the entire amount of the lease termination payment in a single period made FFO less useful as an indicator of operating performance. Although these adjustments are attributable to a single lease, the transaction impacted multiple reporting periods and resulted in an adjustment for the year ended December 31, 2002.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the captions “Business-Business and Growth Strategies,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “result” “should,” “will,” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those anticipated, estimated or projected by the forward-looking statements. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

The risks included here are not exhaustive. Other sections of this report, including “Part I, Item 1A—Risk Factors,” include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through current reports on Form 8-K or otherwise.

Overview

Boston Properties Limited Partnership is the entity through which Boston Properties, Inc. conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Our properties are concentrated in five markets—Boston, midtown Manhattan, Washington, D.C., San Francisco and Princeton, NJ. We generate revenue and cash primarily by leasing our Class A office space to our tenants. Factors we consider when we lease space include the creditworthiness of the tenant, the length of the lease, the rental rate to be paid, the costs of tenant improvements, current and anticipated operating costs and real estate taxes, our current and anticipated vacancy, current and anticipated future demand for office space generally and general economic factors. We also generate cash through the sale of assets, which may be either non-core assets that have limited growth potential or core assets that command premiums from real estate investors.

The office markets in which we operate continued to show dramatic improvement over the past twelve months, with the pace of rental rate growth and the demand for high-quality space continuing to accelerate. We continue to experience strong market rental rate growth in midtown Manhattan, San Francisco, Washington, D.C. and Boston. We expect this trend to continue, but its impact on our rental revenues will be felt gradually given the modest amount of 2007 lease expirations. Some of the leases that expire in 2007 reflect the high rents achieved in the late 1990s and early 2000s, and therefore we could experience some roll down in near-term on specific leases rents at certain properties in our portfolio despite the positive overall trends in our markets.

Our core strategy has always been to operate in supply constrained markets, so combining strong demand, increasing replacement costs and scarcity of supply, we expect our assets to continue to appreciate over time. Many individuals and institutions have recognized these same conditions which have translated into a supply of capital that continues to compete to own commercial real estate assets. We remain concerned that making significant acquisitions at today’s pricing levels could reduce our ability to enhance our long-term earnings growth rate, so we have chosen the path of selectively selling assets, reducing the overall size of the portfolio and focusing our more substantial investments on new development opportunities. During 2006, we sold $1.26 billion of assets, compared with $838 million during 2005.

We believe the sale of 280 Park Avenue in June 2006 and the sale of 5 Times Square on February 15, 2007 are evidence of a trend that sees allocators of capital continuing to place premiums on high-quality, well-located office buildings resulting in lower capitalization rates and higher prices per square foot. As an owner of these types of assets, we are pleased with higher valuations, and, given current market conditions, we intend to continue to explore the selective sale of some of our assets (including core assets) to realize some of this value. Unfortunately, the same market conditions that are leading to record valuations for Class A office buildings and that make significant asset sales attractive to us are also continuing to make it more difficult for us to acquire assets at what we believe to be attractive rates of return. However, we have acquired and intend to pursue the acquisition of assets at attractive initial rates of return or where the potential exists for long-term value appreciation.

As we look forward into 2007 and 2008, we will be operating with a smaller portfolio than in prior years and we will be concentrating on a growing development pipeline. Given current market conditions, we generally believe that the returns we can generate from developments will be significantly greater than those we can expect to realize from acquisitions. As a result, we will continue to focus significant energy and capital on our current and future development pipeline. We are also considering alternative uses (i.e., non-office) for some of our land holdings and may participate in or undertake alternative development projects. During 2006, we started more than $300 million of developments and in 2007 we anticipate starting in excess of $1 billion of developments.

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

A variety of costs are incurred in the acquisition, development and leasing of properties. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Projects.” The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

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

Our leasing strategy is generally to secure creditworthy tenants that meet our underwriting guidelines. Furthermore, following the initiation of a lease, we continue to actively monitor the tenant’s creditworthiness to ensure that all tenant related assets are recorded at their realizable value. When assessing tenant credit quality, we:

•	review relevant financial information, including:

•	financial ratios;

•	net worth;

•	debt to market capitalization; and

•	liquidity;

•	evaluate the depth and experience of the tenant’s management team; and

•	assess the strength/growth of the tenant’s industry.

As a result of the underwriting process, tenants are then categorized into one of three categories:

(1)	low risk tenants;

(2)	the tenant’s credit is such that we require collateral, in which case we:

•	require a security deposit; and/or

•	reduce upfront tenant improvement investments; or

(3)	the tenant’s credit is below our acceptable parameters.

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

If our estimates of collectibility differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases was approximately 7.8 years as of December 31, 2006. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and frequent monitoring of our portfolio to identify potential problem tenants.

Recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs, are recognized as revenue in the period the expenses are incurred. Tenant reimbursements are recognized and presented in accordance with Emerging Issues Task Force, or EITF, Issue 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent,” or Issue 99-19. Issue 99-19 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We also receive reimbursement of payroll and payroll related costs from third parties which we reflect on a net basis in accordance with Issue 99-19.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2006, 2005 and 2004.

At December 31, 2006, 2005 and 2004, we owned or had interests in a portfolio of 131, 121 and 125 properties, respectively (the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio are necessarily meaningful. Therefore, the comparisons of operating results for the years ended 2006, 2005 and 2004 show separately the changes attributable to the properties that were owned by us throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the Total Property Portfolio.

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

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income available to common unitholders, the most directly comparable GAAP financial measure, plus cumulative effect of a change in accounting principle, losses from early extinguishments of debt, depreciation and amortization, interest expense, general and administrative expense, less gains on sales of real estate from discontinued operations, income from discontinued operations, gains on sales of real estate and other assets, income from unconsolidated joint ventures, minority interest in property partnerships, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 113 properties, including two hotel properties, properties acquired or placed in-service on or prior to January 1, 2005 and owned through December 31, 2006, totaling approximately 29.0 million net rentable square feet of space (excluding square feet of structured parking). The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after January 1, 2005 or disposed of on or prior to December 31, 2006. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the year ended December 31, 2006 and 2005 with respect to the properties which were acquired, placed in-service, repositioned or sold.

	Same Property Portfolio							Properties Sold				Properties Acquired				Properties Placed In-Service				Properties Repositioned		Total Property Portfolio
(dollars in thousands)	2006		2005		Increase/ (Decrease)		% Change	2006		2005		2006		2005		2006		2005		2006	2005	2006	2005	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue		$1,243,672		$1,209,589		$34,083	2.82%		$32,208		$104,430		$15,498		$28		$24,117		$412	$20,402	$13,094	$1,335,897	$1,327,553	$8,344	0.63%
Termination Income		8,137		5,416		2,721	50.24%		—		6,064		—		—		—		—	—	—	8,137	11,480	(3,343)	(29.12)%

Total Rental Revenue		1,251,809		1,215,005		36,804	3.03%		32,208		110,494		15,498		28		24,117		412	20,402	13,094	1,344,034	1,339,033	5,001	0.37%

Real Estate Operating Expenses		411,486		389,954		21,532	5.52%		14,307		44,818		5,866		18		4,731		122	5,424	3,423	441,814	438,335	3,479	0.79%

Net Operating Income, excluding hotels		840,323		825,051		15,272	1.85%		17,901		65,676		9,632		10		19,386		290	14,978	9,671	902,220	900,698	1,522	0.17%

Hotel Net Operating Income (1)		21,452		17,588		3,864	21.97%		—		—		—		—		—		—	—	—	21,452	17,588	3,864	21.97%

Consolidated Net Operating Income (1)		861,775		842,639		19,136	2.27%		17,901		65,676		9,632		10		19,386		290	14,978	9,671	923,672	918,286	5,386	0.59%

Other Revenue:
Development and Management services		—		—		—	—		—		—		—		—		—		—	—	—	19,825	17,310	2,515	14.53%
Interest and Other		—		—		—	—		—		—		—		—		—		—	—	—	36,737	12,015	24,722	205.76%

Total Other Revenue		—		—		—	—		—		—		—		—		—		—	—	—	56,562	29,325	27,237	92.88%
Other Expenses:
General and administrative		—		—		—	—		—		—		—		—		—		—	—	—	59,375	55,471	3,904	7.04%
Interest		—		—		—	—		—		—		—		—		—		—	—	—	298,260	308,091	(9,831)	(3.19)%
Depreciation and amortization		251,951		244,738		7,213	2.95%		3,502		17,695		6,758		—		7,365		94	3,032	1,655	272,608	264,182	8,426	3.19%
Losses from early extinguishments of debt		—		—		—	—		—		—		—		—		—		—	—	—	32,143	12,896	19,247	149.25%

Total Other Expenses		251,951		244,738		7,213	2.95%		3,502		17,695		6,758		—		7,365		94	3,032	1,655	662,386	640,640	21,746	3.39%
Income before minority interests		$609,824		$597,901		$11,923	1.99%		$14,399		$47,981		$2,874		$10		$12,021		$196	$11,946	$8,016	$317,848	$306,971	$10,877	3.54%
Income from unconsolidated joint ventures	$		$		$		%	$		$		$		$		$		$		$—	$—	24,507	4,829	19,678	407.50%

Income from discontinued operations		$—		$—		$—	—	$			$2,279		$—		$—		$—		$—	$—	$—	—	2,279	(2,279)	(100.0)%
Minority interests in property partnerships																						2,013	6,017	(4,004)	(66.54)%
Gains on sales of real estate and other assets																						727,131	188,546	538,585	285.65%
Gains on sales of real estate from discontinued operations																						—	57,969	(57,969)	(100.0)%
Cumulative effect of a change in accounting principle																						—	(5,043)	5,043	100.0%
Preferred distributions and allocation of undistributed earnings																						(22,814)	(26,780)	3,966	14.81%

Net Income available to common unitholders																						$1,048,685	$534,788	$513,897	96.09%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 43. Hotel Net Operating Income for the years ended December 31, 2006 and 2005 are comprised of Hotel Revenue of $76,990 and $69,277 less Hotel Expenses of $55,538 and $51,689, respectively per the Consolidated Income Statement.

Rental Revenue

The increase of approximately $8.3 million in the Total Property Portfolio Rental Revenue is comprised of increases and decreases within the five categories that comprise our Total Property Portfolio. Rental revenue from the Same Property Portfolio increased approximately $34.1 million, Properties Sold decreased approximately $72.2 million, Properties Acquired increased approximately $15.5 million, Properties Placed In-Service increased approximately $23.7 million and Properties Repositioned increased approximately $7.3 million for the year ended December 31, 2006 compared to the year ended December 31, 2005.

Rental revenue from the Same Property Portfolio increased approximately $34.1 million for the year ended December 31, 2006 compared to 2005. Included in the Same Property Portfolio rental revenue is an overall increase in base rental revenue of approximately $35.1 million, offset by a decrease of approximately $16.8 million in straight-line rents, primarily due to the reduction of free rent at Times Square Tower during the prior year. Approximately $14.4 million of the increase from the Same Property Portfolio was due to an increase in recoveries from tenants which correlates with the increase in operating expenses. Approximately $1.4 million of the increase from the Same Property Portfolio was due to an increase in parking and other income.

The increase in rental revenue from Properties Placed In-Service relates to placing in-service our Seven Cambridge Center development project in the first quarter of 2006 and 12290 Sunrise Valley in the second quarter of 2006. During the fourth quarter of 2005, we placed our West Garage phase of our Seven Cambridge Center development into service which is included as part of Seven Cambridge Center below. Rental revenue from Properties Placed In-Service increased approximately $23.7 million, as detailed below:

	Date Placed In -Service	Rental Revenue for the year ended December 31
Property		2006	2005	Change
		(in thousands)
Seven Cambridge Center	First Quarter, 2006	$19,940	$412	$19,528
12290 Sunrise Valley	Second Quarter, 2006	4,177	—	4,177

Total		$24,117	$412	$23,705

The acquisition of Prospect Place on December 30, 2005, 303 Almaden Boulevard on June 30, 2006, 3200 Zanker Road on August 10, 2006 and Four and Five Cambridge Center on November 30, 2006, increased revenue from Properties Acquired by approximately $15.5 million for the year ended December 31, 2006 as detailed below:

		Rental Revenue for the year ended December 31
Property	Date Acquired	2006	2005	Change
		(in thousands)
Prospect Place	December 30, 2005	$7,253	$28	$7,225
303 Almaden Avenue	June 30, 2006	3,141	—	3,141
3200 Zanker Road	August 10, 2006	3,839	—	3,839
Four and Five Cambridge Center	November 30, 2006	1,265	—	1,265

Total		$15,498	$28	$15,470

Rental revenue from Properties Repositioned for the year ended December 31, 2006 increased approximately $7.3 million over the year ended December 31, 2005. Our Capital Gallery expansion project is included in Properties Repositioned for the year ended December 31, 2006 and December 31, 2005. In April 2006, tenants began to take occupancy and we placed our Capital Gallery expansion project in-service in July 2006.

The aggregate increase in rental revenue was offset by the sales of 280 Park Avenue in June 2006 and Embarcadero Center West Tower, Riverfront Plaza and 100 East Pratt Street during 2005. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for each property through agreements entered into at the time of sale. Rental Revenue from Properties Sold decreased by approximately $72.2 million, as detailed below:

		Rental Revenue for the year ended December 31
Property	Date Sold	2006	2005	Change
		(in thousands)
280 Park Avenue	June 6, 2006	$32,208	$72,183	$(39,975)
Riverfront Plaza	May 16, 2005	—	8,760	(8,760)
100 East Pratt Street	May 12, 2005	—	8,406	(8,406)
Embarcadero Center West Tower	December 14, 2005	—	15,081	(15,081)

Total		$32,208	$104,430	$(72,222)

Termination Income

Termination income for the year ended December 31, 2006 was related to multiple tenants across the Total Property Portfolio that terminated their leases, and we recognized termination income totaling approximately $8.1 million. This compared to termination income of $11.5 million for the year ended December 31, 2005 related to twenty-three tenants.

Real Estate Operating Expenses

The $3.5 million increase in property operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Total Property Portfolio is comprised of increases and decreases within five categories that comprise our Total Property Portfolio. Operating expenses for the Same Property Portfolio increased approximately $21.5 million, Properties Sold decreased approximately $30.5 million, Properties Acquired increased approximately $5.8 million, Properties Placed In-Service increased approximately $4.6 million and Properties Repositioned increased approximately $2.0 million.

Operating expenses from the Same Property Portfolio increased approximately $21.5 million for the year ended December 31, 2006 compared to 2005. Included in Same Property Portfolio operating expenses is an increase in utility expenses of approximately $5.4 million, which represents an increase of approximately 7.0% over the prior year to date. In addition, real estate taxes increased approximately $8.6 million due to increased real estate tax assessments, with more than half of this increase specifically attributed to properties located in New York City. The remaining $7.5 million increase in the Same Property Portfolio operating expenses is related to an increase in repairs and maintenance.

The acquisitions of Prospect Place on December 30, 2005, 303 Almaden Boulevard on June 30, 2006, 3200 Zanker Road on August 10, 2006 and Four and Five Cambridge Center on November 30, 2006 increased operating expenses from Properties Acquired by approximately $5.8 million for the year ended December 31, 2006 as detailed below:

		Real Estate Operating Expenses for the year ended December 31
Property	Date Acquired	2006	2005	Change
		(in thousands)
Prospect Place	December 30, 2005	$3,627	$18	$3,609
303 Almaden Avenue	June 30, 2006	1,223	—	1,223
3200 Zanker Road	August 10, 2006	497	—	497
Four and Five Cambridge Center	November 30, 2006	519		519

Total		$5,866	$18	$5,848

The increase in operating expenses from Properties Placed In-Service relates to placing in-service our Seven Cambridge Center development project in the first quarter of 2006 and 12290 Sunrise Valley in the second quarter of 2006. During the fourth quarter of 2005, we placed our West Garage phase of our Seven Cambridge Center development into service and it is included as part of Seven Cambridge Center below. Operating expenses from Properties Placed In-Service increased approximately $4.6 million, as detailed below:

		Real Estate Operating Expenses for the year ended December 31
Property	Date Placed In-Service	2006	2005	Change
		(in thousands)
Seven Cambridge Center	First Quarter, 2006	$4,277	$122	$4,155
12290 Sunrise Valley	Second Quarter, 2006	454	—	454

Total		$4,731	$122	$4,609

Operating expenses from Properties Repositioned for the year ended December 31, 2006 increased approximately $2.0 million over the year ended December 31, 2005. Our Capital Gallery expansion project is included in Properties Repositioned for the year ended December 31, 2006 and December 31, 2005. In April 2006, tenants began to take occupancy and during July 2006, we placed our Capital Gallery expansion project in-service.

A decrease of approximately $30.5 million in the Total Property Portfolio operating expenses was due to the sales of 280 Park Avenue in June 2006 and Embarcadero Center West Tower, 100 East Pratt Street and Riverfront Plaza in 2005, as detailed below:

		Real Estate Operating Expenses for the year ended December 31
Property	Date Sold	2006	2005	Change
		(in thousands)
280 Park Avenue	June 6, 2006	$14,307	$32,418	$(18,111)
100 East Pratt Street	May 12, 2005	—	3,019	(3,019)
Riverfront Plaza	May 16, 2005	—	2,864	(2,864)
Embarcadero Center West Tower	December 14, 2005	—	6,517	(6,517)

Total		$14,307	$44,818	$(30,511)

We continue to review and monitor the impact of rising insurance and energy costs, as well as other factors, on our operating budgets for fiscal year 2007. Because some operating expenses are not recoverable from tenants, an increase in operating expenses due to one or more of the foregoing factors could have an adverse effect on our results of operations.

Hotel Net Operating Income

Net operating income for the hotel properties increased approximately $3.9 million, a 22.0% increase for the year ended December 31, 2006 as compared to 2005. For the year ended December 31, 2005 the operations of the Residence Inn by Marriott has been included as part of discontinued operations due to its sale on November 4, 2005. We expect the hotels to contribute in the aggregate between approximately $24 million and $25 million of net operating income in 2007.

The following reflects our occupancy and rate information for our hotel properties for the year ended December 31, 2006 and 2005:

	2006	2005	Percentage Change
Occupancy	79.3%	77.4%	2.5%
Average daily rate	$217.18	$197.82	9.8%
Revenue per available room, REVPAR	$173.35	$153.95	12.6%

Development and Management Services

Development and Management Services income increased approximately $2.5 million for the year ended December 31, 2006 compared to 2005. Management Service income has increased approximately $1.6 million due to management contracts following the sales of 100 East Pratt Street, Riverfront Plaza and Embarcadero Center West Tower in 2005, as well as the sale of 280 Park Avenue on June 6, 2006. Approximately $0.5 million of the increase related to tenant improvement construction management fees earned, the majority of which was in San Francisco. An increase in development income of approximately $0.4 million was due to the increasing development activity at our 505 9th Street joint venture project.

Interest and Other Income

Interest and other income increased by approximately $24.7 million for the year ended December 31, 2006 compared to 2005 as a result of higher overall interest rates and increased cash balances. During the second quarter of 2006, we issued $450 million of 3.75% exchangeable senior notes due 2036. On June 6, 2006, we completed the sale of 280 Park Avenue for net cash proceeds of approximately $875 million. The decision to declare a special dividend was the result of the sales of assets in 2006, including 280 Park Avenue and 265 Franklin Street.

Other Expenses

General and Administrative

General and administrative expenses increased approximately $3.9 million for the year ended December 31, 2006 compared to 2005. An overall increase of approximately $4.7 million was attributed to bonuses and salaries for the year ended December 31, 2006 compared to 2005 and approximately $1.5 million related to tax savings during 2005. These increases were offset by approximately $2.1 million of decreased accounting- and legal-related expenses, and other overall decreases aggregating approximately $0.2 million. We anticipate our general and administrative expenses to be between $66 million and $67 million for the year 2007. A significant portion of the expected increase results from the final ramp-up on our long-term equity compensation program described below.

Commencing in 2003, Boston Properties, Inc. issued restricted stock and/or LTIP Units, as opposed to granting stock options and restricted stock, under Boston Properties, Inc.’s 1997 Stock Option and Incentive Plan as Boston Properties, Inc.’s primary vehicle for employee equity compensation. An LTIP Unit is generally the economic equivalent of a share of Boston Properties, Inc.’s restricted stock. Employees generally vest in restricted stock and LTIP Units over a five-year term (for awards granted prior to 2003, vesting is in equal annual installments; for those granted in 2003 through 2006, vesting occurs over a five-year term with annual vesting of 0%, 0%, 25%, 35% and 40%; and for awards granted in 2007, vesting will occur in equal annual installments over a four-year term). Restricted stock and LTIP Units are valued based on observable market prices for similar instruments. Such value is recognized as an expense ratably over the corresponding employee service period. LTIP Units that were issued in January 2005 and all subsequent LTIP Unit awards will be valued using an option pricing model in accordance with the provisions of SFAS No. 123R. To the extent restricted stock or LTIP Units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “stock-based compensation.” Stock-based compensation associated with approximately $11.4 million of restricted stock and LTIP Units granted in January 2005 and approximately $11.3 million of restricted stock and LTIP Units granted in April 2006 will be incurred ratably as such restricted stock and LTIP Units vest.

Interest Expense

Interest expense for the Total Property Portfolio decreased approximately $9.8 million for the year ended December 31, 2006 compared to 2005. The majority of the decreases are due to (1) the repayment of outstanding mortgage debt in connection with the sales of 280 Park Avenue in June 2006, Riverfront Plaza and 100 East Pratt

Street in the second quarter of 2005, and Embarcadero Center West Tower in October 2005, which collectively decreased interest expense by $20.4 million and (2) the repayment of our mortgage loans collateralized by Capital Gallery, Montvale Center, 101 Carnegie Center, 191 Spring Street and 601 and 651 Gateway Boulevard, which decreased interest expense approximately $8.2 million. These decreases were offset by (1) increases of approximately $8.6 million at Times Square Tower due to increasing interest rates (5.85% on December 31, 2006 and 4.87% on December 31, 2005) and the increased principal balance due to the refinancing of the mortgage loan in June 2005, (2) an increase of approximately $12.3 million related to interest paid on the $450 million of 3.75% exchangeable senior notes due 2036 issued in the second quarter of 2006 and (3) a net increase of approximately $1.2 million due to the interest imputed on the unpaid redemption price related to the redemption of the outside members’ equity interest at Citigroup Center to reflect the fair value of debt as well as the impact of placing Seven Cambridge Center into service prior to the repayment of debt. The remaining decrease is attributed to scheduled loan amortization on our outstanding debt.

We expect interest expense to decrease in 2007, taking into account approximately (1) $361 million of debt repayments during 2006, (2) debt defeasance of approximately $254.4 million in connection with the sale of 280 Park Avenue, an increase in capitalized interest due to development projects, offset by interest on our unsecured exchangeable senior notes and the refinancing of our 599 Lexington Avenue mortgage loan.

At December 31, 2006, our variable rate debt consisted of our construction loan at Times Square Tower and our secured borrowings under our unsecured line of credit. The following summarizes our outstanding debt as of December 31, 2006 compared with December 31, 2005:

	December 31,
	2006	2005
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$3,889,447	$3,952,151
Variable rate	711,490	874,103

Total	$4,600,937	$4,826,254

Percent of total debt:
Fixed rate	84.54%	81.89%
Variable rate	15.46%	18.11%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	6.27%	6.70%
Variable rate	5.80%	4.96%

Total	6.20%	6.39%

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio increased approximately $8.4 million for the year ended December 31, 2006 compared to 2005. The increase in depreciation and amortization consisted of approximately $7.3 million due to the placing in-service of our Seven Cambridge Center development project in the first quarter of 2006 and 12290 Sunrise Valley in the second quarter of 2006, approximately $6.8 million related to the acquisition of Prospect Place on December 30, 2005, 303 Almaden Boulevard on June 30, 2006, 3200 Zanker Road on August 10, 2006 and Four and Five Cambridge Center in November 2006, and approximately $1.4 million related to placing Capital Gallery into service during the third quarter. The increase was offset by reductions in depreciation and amortization resulting from the sales of 280 Park Avenue in June 2006 and Embarcadero Center West Tower, 100 East Pratt Street and Riverfront Plaza in 2005, which resulted in an aggregate decrease of approximately $14.2 million. Depreciation and amortization in the Same Property Portfolio increased approximately $7.2 million for the year ended December 31, 2006 compared to 2005.

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the year ended December 31, 2006 and 2005 were $7.0 million and $5.9 million, respectively. These costs are not included in the general and administrative expenses discussed above. We expect capitalized wages to increase proportionately with our increased development activity and increased wages into 2007 and 2008. Interest capitalized for the year ended December 31, 2006 and 2005 was $5.9 million and $5.7 million, respectively. These costs are not included in the interest expense referenced above.

Losses from early extinguishments of debt

For the year ended December 31, 2006, in connection with the sale of 280 Park Avenue, we legally defeased the mortgage indebtedness collateralized by the property, totaling approximately $254.4 million. In connection with the legal defeasance of the mortgage indebtedness at 280 Park Avenue, we recognized a loss from early extinguishment of debt totaling approximately $31.4 million consisting of the difference between the value of the U.S. Treasuries and the principal balance of the mortgage loan totaling approximately $28.2 million and the write-off of unamortized deferred financing costs totaling approximately $3.2 million. In addition, we repaid construction financing collateralized by our Seven Cambridge Center property. The construction financing at Seven Cambridge Center totaling approximately $112.5 million was repaid using approximately $7.5 million of available cash and $105.0 million drawn under our Unsecured Line of Credit. There was no prepayment penalty associated with the repayment for Seven Cambridge Center. We recognized losses from early extinguishments of debt totaling approximately $0.5 million consisting of the write-off of unamortized deferred financing costs. We repaid the construction and permanent financing at Capital Gallery totaling approximately $34.0 million and $49.7 million using available cash. We recognized a loss from early extinguishment of debt totaling approximately $0.2 million comprised of a prepayment penalty and the write-off of unamortized deferred finance costs. During 2006, we also repaid the mortgage loan collateralized by our Embarcadero Center Three property located in San Francisco, California totaling approximately $133.4 million, the mortgage loan collateralized by our 191 Spring Street property located in Lexington, Massachusetts totaling approximately $17.9 million, the mortgage loan collateralized by our Montvale Center property located in Gaithersburg, Maryland totaling approximately $6.6 million and the mortgage loan collateralized by our 101 Carnegie Center property located in Princeton, New Jersey totaling approximately $6.6 million. There were no significant prepayment penalties or write-offs of unamortized deferred financing costs related to these repayments.

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

Income from discontinued operations

For the year ended December 31, 2006 there were no properties included in discontinued operations. Properties included in discontinued operations for the year ended December 31, 2005 consisted of 40-46 Harvard Street, the Residence Inn by Marriott and Old Federal Reserve.

Minority interest in property partnership

Minority interest in property partnership consists of the outside equity interests in the venture that owns Citigroup Center. This venture was consolidated with our financial results because we exercised control over the entity. Due to the redemption of the minority interest holder’s interest at Citigroup Center on May 31, 2006, minority interest in property partnership will no longer reflect an allocation to the minority interest holder.

Gains on sales of real estate

On June 6, 2006, we sold 280 Park Avenue, a 1,179,000 net rentable square foot Class A office property located in midtown Manhattan, New York, for approximately $1.2 billion. Net proceeds totaled approximately $875 million after legal defeasance of indebtedness secured by the property (consisting of approximately $254.4 million of principal indebtedness and approximately $28.2 million of related defeasance costs) and the payment of transfer taxes, brokers’ fees and other customary closing costs. We recognized at closing a gain on sale of approximately $699.8 million.

Under the purchase and sale agreement, we have also agreed to provide to the buyer fixed monthly revenue support from the closing date until December 31, 2008. The aggregate amount of the revenue support payments will be approximately $22.5 million and has been recorded as a purchase price adjustment and included in Other Liabilities within our Consolidated Balance Sheet. Pursuant to the purchase and sale agreement we also entered into a master lease agreement with the buyer at closing. Under the master lease agreement, we have guaranteed that the buyer will receive at least a minimum amount of base rent from approximately 74,340 square feet of space during the ten-year period following the expiration of the current leases for this space. As of the closing of the sale, leases for this space were scheduled to expire at various times between June 2006 and October 2007. The aggregate amount of base rent we have guaranteed over the entire period from 2006 to 2017 is approximately $67.3 million. For the year ended December 31, 2006, we signed new qualifying leases for 26,681 net rentable square feet of the 74,340 net rentable square foot master lease obligation, resulting in the recognition of approximately $21.0 million of additional gain on sale of real estate. As of December 31, 2006, the master lease obligation totaled approximately $45.8 million. During February 2007, we signed a new qualifying lease for 22,250 net rentable square feet of the remaining 47,659 net rentable square foot master lease obligation, which will result in the recognition of approximately $18.1 million of additional gain on sale of real estate during the first quarter of 2007. As of February 23, 2007, the master lease obligation totaled approximately $27.5 million.

In January 2006, we recognized a $5.7 million gain on the sale of a parcel of land at the Prudential Center located in Boston, Massachusetts which had been accounted for previously as a financing transaction. During January 2006, the transaction qualified as a sale for financial reporting purposes.

Gains on sales of real estate for the year ended December 31, 2005 in the Total Property Portfolio primarily relate to the sales of Riverfront Plaza and 100 East Street which are not included in discontinued operations due to our continuing involvement in the management, for a fee, of these properties after the sales. In addition, the sale of Decoverly Four and Five, consisting of two undeveloped land parcels located in Rockville, Maryland are included in gains on sales of real estate and other assets for the year ended December 31, 2005.

Gains on sales of real estate from discontinued operations

Gains on sales of real estate from discontinued operations for the year ended December 31, 2005 in the Total Property Portfolio relate to the sale of Old Federal Reserve in April 2005, Residence Inn by Marriott and 40-46 Harvard Street, both which were sold in November 2005.

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

Preferred distributions and allocation of undistributed earnings

Preferred distributions and Allocation of Undistributed Earnings decreased approximately $4.0 million for the year ended December 31, 2006, compared to the year ended December 31, 2005. In connection with the special cash distribution declared in July 2005, holders of Series Two Preferred Units participated in the special distribution on as converted basis in connection with their regular February 2006 distribution payment as provided for in our partnership agreement. In connection with the special cash distribution declared in December 2006, holders of Series Two Preferred Units are entitled to participate in the special distribution on an as converted basis in connection with their regular May 2007 distribution payment. As a result, we accrued approximately $12.2 million and $12.1 million related to the special cash distribution payable to holders of the Series Two Preferred Units and have allocated earnings to the Series Two Preferred Units of approximately $12.2 million and $12.1 million for the years ended December 31, 2006 and 2005, respectively, which amount has been reflected in Preferred Distributions and Allocation of Undistributed Earnings for the years ended December 31, 2006 and 2005. This increase was offset by a reduction in the preferred distributions due to conversions of Series Two Preferred Units and a reduction in the allocation of undistributed earnings.

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

	Same Property Portfolio				Properties Sold		Properties Acquired		Properties Placed In-Service		Properties Repositioned		Total Property Portfolio
(dollars in thousands)	2005	2004	Increase/ (Decrease)	% Change	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$1,176,006	$1,147,496	$28,510	2.48%	$32,247	$63,067	$26,503	$19,344	$79,703	$40,873	$13,094	$14,369	$1,327,553	$1,285,149	$42,404	3.30%
Termination Income	11,311	3,982	7,329	184.05%	—	9	—	—	169	—	—	—	11,480	3,991	7,489	187.65%

Total Rental Revenue	1,187,317	1,151,478	35,839	3.11%	32,247	63,076	26,503	19,344	79,872	40,873	13,094	14,369	1,339,033	1,289,140	49,893	3.87%

Real Estate Operating Expenses	403,964	380,678	23,286	6.12%	12,399	22,706	5,665	4,198	12,884	4,474	3,423	4,271	438,335	416,327	22,008	5.29%

Net Operating Income, excluding hotels	783,353	770,800	12,553	1.63%	19,848	40,370	20,838	15,146	66,988	36,399	9,671	10,098	900,698	872,813	27,885	3.19%

Hotel Net Operating Income (1)	17,588	16,985	603	3.55%	—	—	—	—	—	—	—	—	17,588	16,985	603	3.55%

Consolidated Net Operating Income (1)	800,941	787,785	13,156	1.67%	19,848	40,370	20,838	15,146	66,988	36,399	9,671	10,098	918,286	889,798	28,488	3.20%

Other Revenue:
Development and Management services	—	—	—	—	—	—	—	—	—	—	—	—	17,310	20,440	(3,130)	(15.31)%
Interest and Other	—	—	—	—	—	—	—	—	—	—	—	—	12,015	10,339	1,676	16.21%

Total Other Revenue	—	—	—	—	—	—	—	—	—	—	—	—	29,325	30,779	(1,454)	(4.72)%
Other Expenses:
General and administrative	—	—	—	—	—	—	—	—	—	—	—	—	55,471	53,636	1,835	3.42%
Interest	—	—	—	—	—	—	—	—	—	—	—	—	308,091	306,170	1,921	0.63%
Depreciation and amortization	232,290	218,446	13,844	6.34%	5,983	12,791	5,497	3,850	18,757	7,909	1,655	4,928	264,182	247,924	16,258	6.56%
Losses from early extinguishments of debt	—	—	—	—	—	—	—	—	—	—	—	—	12,896	6,258	6,638	106.07%

Total Other Expenses	232,290	218,446	13,844	6.34%	5,983	12,791	5,497	3,850	18,757	7,909	1,655	4,928	640,640	613,988	26,652	4.34%
Income before joint ventures	$568,651	$563,339	5,312	0.94%	$13,865	$27,579	$15,341	$11,296	$48,231	$28,490	$8,016	$5,170	$306,971	$306,589	$382	0.12%
Income from unconsolidated joint ventures	$2,602	$3,054	$(452)	(14.80)%	$—	$304	$103	$(32)	$2,124	$54	—	—	4,829	3,380	1,449	42.87%

Income from discontinued operations	$—	$—	—	—	$2,279	$4,030	—	—	—	—	—	—	2,279	4,030	(1,751)	(43.45)%
Minority interests in property partnerships													6,017	4,685	1,332	28.43%
Gains on sales of real estate													188,546	9,822	178,724	1,819.63%
Gains on sales of real estate from discontinued operations													57,969	33,427	24,542	73.42%
Cumulative effect of a change in accounting principle													(5,043)	—	(5,043)	(100.0)%
Preferred distributions and allocation of undistributed earnings													(26,780)	(17,133)	(9,647)	56.31%

Net Income available to common unitholders													$534,788	$344,800	$189,988	55.10%

(2)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 43. Hotel Net Operating Income for the years ended December 31, 2005 and 2004 are comprised of Hotel Revenue of $69,277 and $66,427 less Hotel Expenses of $51,689 and $49,442, respectively per the Consolidated Income Statement.

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

The increase in rental revenue from Properties Placed In-Service relates to placing in-service Times Square Tower and New Dominion Technology Park, Building Two during the third quarter of 2004, and the West Garage phase of our Seven Cambridge Center development in the fourth quarter of 2005 as detailed below:

	Date Placed-in-service	Rental Revenue for the year ended
Property		2005	2004	Change
		(in thousands)
Times Square Tower	3rd Quarter 2004	$69,608	$36,470	$33,138
New Dominion Technology Park, Building Two	3rd Quarter 2004	9,683	4,403	5,280
West Garage	4th Quarter 2005	412	—	412

Total		$79,703	$40,873	$38,830

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

		Rental Revenue for the year ended
Property	Date Sold	2005	2004	Change
		(in thousands)
Embarcadero Center West Tower	December 14, 2005	$15,081	$17,837	$(2,756)
Riverfront Plaza	May 16, 2005	8,760	23,488	(14,728)
100 East Pratt Street	May 12, 2005	8,406	21,602	(13,196)
Hilltop Office Center	February 4, 2004	—	140	(140)

Total		$32,247	$63,067	$(30,820)

In September 2004, we commenced the redevelopment of our Capital Gallery property in Washington, D.C. Capital Gallery is a Class A office property totaling approximately 397,000 square feet. The project entailed removing a three-story low-rise section of the property comprised of 100,000 square feet from in-service status and developing it into a 10-story office building resulting in a total complex size of approximately 610,000 square feet. This property is included in Properties Repositioned for the year ended December 31, 2005 and 2004. Rental revenue has decreased for the year ended December 31, 2005 due to taking the three-story low rise out of service in September 2004.

Termination Income

Termination income for the year ended December 31, 2005 was related to twenty-three tenants across the Total Property Portfolio that terminated their leases, and we recognized termination income totaling approximately $11.5 million. This compared to termination income earned for the year ended December 31, 2004 related to nineteen tenants totaling $4.0 million. During 2005 we completed several leasing transactions which involved taking space back from tenants with resulting termination income and releasing the space at higher rents.

Real Estate Operating Expenses

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

A decrease of approximately $10.3 million in Total Property Portfolio operating expenses relates to the sales of Embarcadero Center West Tower, 100 East Pratt Street and Riverfront Plaza in 2005, and Hilltop Office Center in 2004, as detailed below:

		Operating Expenses for the year ended
Property	Date Sold	2005	2004	Change
		(in thousands)
Embarcadero Center West Tower	December 14, 2005	$6,516	$6,866	$(350)
100 East Pratt Street	May 12, 2005	3,019	8,039	(5,020)
Riverfront Plaza	May 16, 2005	2,864	7,764	(4,900)
Hilltop Office Center	February 4, 2004	—	37	(37)

Total		$12,399	$22,706	$(10,307)

Hotel Net Operating Income

Net operating income for the hotel properties increased by approximately $0.6 million for the year ended December 31, 2005 compared to 2004. For the years ended December 31, 2005 and 2004 the Residence Inn by Marriott was included as part of discontinued operations due to its sale on November 4, 2005.

The following reflects our occupancy and rate information for our hotel properties for the year ended December 31, 2005 and 2004. This information excludes the Residence Inn by Marriott due to its sale on November 4, 2005.

	2005	2004	Percentage Change
Occupancy	77.4%	80.0%	(3.2)%
Average daily rate	$197.82	$185.42	6.7%
Revenue per available room, REVPAR	$153.95	$149.04	3.3%

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

Commencing in 2003, Boston Properties, Inc. issued restricted stock and/or LTIP Units, as opposed to granting stock options and restricted stock, under Boston Properties, Inc.’s 1997 Stock Option and Incentive Plan as Boston Properties, Inc.’s primary vehicle for employee equity compensation. An LTIP Unit is generally the economic equivalent of a share of Boston Properties, Inc.’s restricted stock. Employees generally vest in restricted stock and LTIP Units over a five-year term (for awards granted prior to 2003, vesting occurs in equal annual installments; for those granted in 2003 and beyond, vesting occurs over a five-year term with annual vesting of 0%, 0%, 25%, 35% and 40%). Restricted stock and LTIP Units are valued based on observable market prices for similar instruments. Such value is recognized as an expense ratably over the corresponding employee service period. To the extent restricted stock or LTIP Units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “stock-based compensation.” Stock-based compensation expense associated with $6.1 million of equity-based compensation that was granted in January 2003 will generally be expensed ratably as such restricted stock and LTIP Units vests over a five-year vesting period. Stock-based compensation associated with approximately $9.7 million of restricted stock and LTIP Units granted in January 2004 and approximately $11.4 million of restricted stock and LTIP Units granted in January 2005 will also be incurred ratably as such restricted stock and LTIP Units vest.

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $1.9 million for the year ended December 31, 2005 compared to 2004. The majority of the increases are due to (1) the cessation of interest capitalization at Times Square Tower and New Dominion Technology Park, Building Two, which increased interest expense by $14.9 million, and (2) the assumption of debt in connection with the acquisition of the remaining interest in 140 Kendrick Street and 1330 Connecticut Avenue in the second quarter of 2004, which increased interest expense by $1.3 million. These increases were offset by (1) the repayment of outstanding mortgage debt in connection with the sales of Riverfront Plaza and 100 East Pratt Street in the second quarter of 2005, as well as Embarcadero Center West Tower in October 2005, which decreased interest expense by $9.7 million, and (2) the repayment of mortgage debt at One and Two Reston Overlook and the 12300 and 12310

Sunrise Valley Drive buildings in the beginning of 2004 which decreased interest expense by $1.4 million. In addition, the impact of refinancing our fixed rate debt collateralized by 599 Lexington Avenue using borrowings under our unsecured line at a lower interest rate decreased interest expense approximately $3.0 million.

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

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio increased approximately $16.3 million for the year ended December 31, 2005 compared to 2004. Depreciation and amortization from Properties Placed In-Service increased approximately $10.8 million, Properties Acquired increased approximately $1.6 million, the Same Property Portfolio increased approximately $13.8 million, Properties Sold decreased approximately $5.2 million and Properties Repositioned decreased approximately $3.3 million. In connection with the redevelopment project at Capital Gallery, which is classified as Properties Repositioned, we recognized an accelerated depreciation charge of approximately $2.6 million in the third quarter of 2004 representing the net book value of the portion of the three-story, low-rise section of the building being redeveloped.

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

The additions to the Total Property Portfolio through placing properties in-service increased depreciation and amortization expense by approximately $10.8 million, as detailed below:

		Depreciation and Amortization for the year ended
Property	Placed in-service	2005	2004	Change
		(in thousands)
Times Square Tower	3rd Quarter 2004	$16,957	$7,066	$9,891
New Dominion Technology Park, Building Two	3rd Quarter 2004	1,706	843	863
West Garage	4th Quarter 2005	94	—	94

Total		$18,757	$7,909	$10,848

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

Income from discontinued operations

The decrease in income from discontinued operations in the Total Property Portfolio for the year ended December 31, 2005 was a result of properties sold or designated as held for sale during 2005 and 2004 which are no longer included in our operations as of December 31, 2005. Below is a list of properties included in discontinued operations for the years ended December 31, 2005 and 2004:

Year ended December 31, 2005	Year ended December 31, 2004
Old Federal Reserve	Old Federal Reserve
40-46 Harvard Street	40-46 Harvard Street
Residence Inn by Marriott	Residence Inn by Marriott
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

Gains on sales of real estate from discontinued operations

Properties included in our gains on sales of real estate from discontinued operations for the year ended December 31, 2005 and 2004 in the Total Property Portfolio are shown below:

Year ended December 31, 2005	Date Disposed	Year ended December 31, 2004	Date Disposed
Old Federal Reserve	April 2005	430 Rozzi Place	January 2004
Residence Inn by Marriott	November 2005	Sugarland Business Park—Building Two	February 2004
40-46 Harvard Street	November 2005	Decoverly Two, Three, Six and Seven	April 2004
		The Arboretum	April 2004
		38 Cabot Boulevard	May 2004
		Sugarland Business Park—Building One	August 2004
		204 Second Avenue	September 2004
		560 Forbes Boulevard	December 2004

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

Preferred distributions and allocation of undistributed earnings

Preferred distributions and Allocation of Undistributed Earnings increased approximately $9.6 million for the year ended December 31, 2005, compared to the year ended December 31, 2004. In connection with the special cash distribution declared in July 2005, holders of Series Two Preferred Units participated in the special distribution on as converted basis in connection with their regular February 2006 distribution payment as provided for in our partnership agreement. As a result, we accrued approximately $12.1 million related to the special cash distribution payable to holders of the Series Two Preferred Units and have allocated earnings to the Series Two Preferred Units of approximately $12.1 million, which amount has been reflected in Preferred Distributions and Allocation of Undistributed Earnings for the year ended December 31, 2005. This increase was partially offset by a reduction in the preferred distributions due to conversions of Series Two Preferred Units and a reduction in the allocation of undistributed earnings.

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

On December 15, 2006, Boston Properties, Inc., as our general partner, declared a special cash distribution of $5.40 per common partnership unit and LTIP unit payable on January 30, 2007 to unitholders of record as of the close of business on December 29, 2006. The decision to declare a special distribution was the result of the sales of assets in 2006, including 280 Park Avenue and 265 Franklin Street. We did not make any change in our policy with respect to regular quarterly distributions. The payment of the regular quarterly distribution of $0.68 per unit and the special distribution of $5.40 per unit resulted in a total payment of $6.08 per unit on January 30, 2007.

We believe that our liquidity needs will be satisfied using cash on hand, cash flows generated by operations and provided by financing activities, as well as cash generated from asset sales. Base rental revenue, recovery income from tenants, other income from operations, available cash balances, draws on our unsecured line of credit and refinancing of maturing indebtedness are our principal sources of capital used to pay operating expenses, debt service, recurring capital expenditures and the minimum distribution required to maintain Boston Propertis, Inc.’s REIT qualification. We seek to increase income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our office real estate management, leasing, development and construction businesses. Consequently, we believe our revenue, together with proceeds from financing activities, will continue to provide the necessary funds for our short-term liquidity needs. However, material changes in these factors may adversely affect our net cash flows. Such changes, in turn, could adversely affect our ability to fund distributions, debt service payments and tenant improvements. In addition, a material adverse change in our cash provided by operations may affect our ability to comply with the financial performance covenants under our unsecured line of credit and unsecured senior notes.

Our principal liquidity needs for periods beyond twelve months are for the costs of developments, possible property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements. We expect to satisfy these needs using one or more of the following:

•	construction loans;

•	long-term secured and unsecured indebtedness (including unsecured exchangeable indebtedness);

•	income from operations;

•	income from joint ventures;

•	sales of real estate;

•	issuances of additional common units and/or units; and

•	our unsecured revolving line of credit or other short-term bridge facilities.

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

To the extent that we continue to sell assets and cannot efficiently use the proceeds for either our development activities or attractive acquisitions, we would, at the appropriate time, decide whether it is better to declare a special dividend, adopt a stock repurchase program, reduce our indebtedness or retain the cash for future investment opportunities. Such a decision will depend on many factors including, among others, the timing, availability and terms of development and acquisition opportunities, our then-current and anticipated leverage, the price of Boston Properties, Inc.’s common stock and REIT distribution requirements. At a minimum, we expect that we would distribute at least that amount of proceeds necessary for Boston Properties, Inc. to avoid paying corporate level tax on the applicable gains realized from any asset sales.

Cash Flow Summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “Item 8. Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were $725.8 million and $261.5 million at December 31, 2006 and December 31, 2005, respectively, representing an increase of $464.3 million. The increase was a result of the following increases and decreases in cash flows:

	Years ended December 31,
	2006	2005	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$527,979	$472,249	$55,730
Net cash provided by investing activities	$229,756	$356,605	$(126,849)
Net cash used in financing activities	$(293,443)	$(806,702)	$513,259

Our principal source of cash flow is related to the operation of our office properties. The average term of our tenant leases is approximately 7.8 years with occupancy rates historically in the range of 92% to 98%. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. In addition, over the past year, we have raised capital through the sale of some of our properties and raised proceeds from secured and unsecured borrowings.

For the year ended December 31, 2006 our cash flows from operating activities exceeded our distributions. During the year ended December 31, 2005, we paid a special cash distribution of approximately $335.7 million, which cash flows had been generated from sales of real estate assets and which proceeds are not included in cash flows from operating activities. As a result, our total distributions exceeded our total cash flows from operating activities for the year ended December 31, 2005. In 2007, we expect our total distributions to exceed our cash flow from operating activities due to the special distribution which was declared in December 2006 and paid to common unitholders on January 30, 2007. The cash flows distributed were generated from sales of real estate assets and which proceeds are included as part of cash flows from investment activities. Distributions will generally exceed cash flows from operating activities during periods in which we sell significant real estate assets and distribute gains on sale that would otherwise be taxable.

Cash is used in investing activities to fund acquisitions, development and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. Cash provided by investing activities for the twelve months ended December 31, 2006 consisted of the following:

(in thousands)
Net proceeds from the sales of real estate	$1,130,978
Net investments in unconsolidated joint ventures	23,566
The cash provided by these investing activities is offset by:
Investments in marketable securities	(282,764)
Recurring capital expenditures	(14,417)
Planned non-recurring capital expenditures associated with acquisition properties	(2,237)
Hotel improvements, equipment upgrades and replacements	(6,756)
Acquisitions/additions to real estate	(618,614)

Net cash provided by investing activities	$229,756

Cash used in financing activities for the year ended December 31, 2006 totaled approximately $293.4 million. This consisted primarily of net repayments of our secured and unsecured indebtedness totaling approximately $424.3 million and payments of distributions to our securityholders totaling approximately $391.6 million. The decreases were partially offset by the proceeds of $450 million from our April/May 2006 offering of 3.75% exchangeable senior notes due 2036, net proceeds from equity transactions of approximately $63.4 million and net proceeds from a real estate financing transaction totaling approximately $15.2 million. Future debt payments are discussed below under the heading “Debt Financing.”

Capitalization

At December 31, 2006, our total consolidated debt was approximately $4.6 billion. The weighted-average annual interest rate on our consolidated indebtedness was 6.20% and the weighted-average maturity was approximately 4.7 years.

Debt to total market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total market capitalization was approximately $20.4 billion at December 31, 2006. Total market capitalization was calculated using Boston Properties, Inc.’s December 29, 2006 closing stock price of $111.88 per common share and the following: (1) 117,503,542 shares of Boston Properties, Inc.’s common stock, (2) 20,817,587 outstanding common units of BPLP (excluding common units held by Boston Properties, Inc.), (3) an aggregate of 2,256,208 common units issuable upon conversion of all outstanding preferred units, (4) an aggregate of 521,119 common units issuable upon conversion of all outstanding LTIP units, assuming all conditions have been met for the conversion of the LTIP units, and (5) our consolidated debt totaling approximately $4.6 billion. Our total consolidated debt at December 31, 2006 represented approximately 22.57% of our total market capitalization. This percentage will fluctuate with changes in the value of our common units (and therefore with changes in the value of Boston Properties, Inc.’s common stock) and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the debt to total market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

Debt Financing

As of December 31, 2006, we had approximately $4.6 billion of outstanding indebtedness, representing 22.57% of our total market capitalization as calculated above under the heading “Capitalization,” consisting of (1) $1.5 billion in publicly traded unsecured debt having a weighted average interest rate of 5.95% and maturities in 2013 and 2015; (2) $450 million of publicly traded exchangeable senior notes having a weighted average interest rate of 3.75%, an initial redemption date at the option of either the holder or us in 2013 and maturity in 2036 and (3) $2.7 billion of property-specific mortgage debt having a weighted average interest rate of 6.74% per annum and weighted average term of 3.3 years (which includes the $225.0 million drawn on our Unsecured Line of Credit secured by 599 Lexington Avenue). As of December 31, 2006, we had approximately $225.0 million drawn on our Unsecured Line of Credit which was secured by our 599 Lexington Avenue property in New York and which balance is included under our variable rate mortgages in the table below. The table below summarizes our outstanding debt at December 31, 2006 and 2005:

	December 31,
	2006	2005
	(dollars in thousands)
DEBT SUMMARY:
Balance
Fixed rate	$3,889,447	$3,952,151
Variable rate	711,490	874,103

Total	$4,600,937	$4,826,254

Percent of total debt:
Fixed rate	84.54%	81.89%
Variable rate	15.46%	18.11%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	6.27%	6.70%
Variable rate	5.80%	4.96%

Total	6.20%	6.39%

The variable rate debt shown above bears interest based on various spreads over the London Interbank Offered Rate or Eurodollar rates. As of December 31, 2006, the weighted average interest rate on our variable rate debt was LIBOR/Eurodollar plus .45% per annum. On February 12, 2007, we repaid $700 million of the variable rate indebtedness above consisting of (1) the $225.0 million draw on our Unsecured Line of Credit, which draw was collateralized by 599 Lexington Avenue, and (2) the mortgage loan collateralized by Times Square Tower totaling $475.0 million. The variable rate indebtedness was repaid with proceeds from a new mortgage financing secured by 599 Lexington Avenue totaling $750.0 million, which bears interest at a fixed interest rate of 5.57% per annum and matures on March 1, 2017 (See Note 23 to the Consolidated Financial Statements). On December 19, 2006, we had terminated our forward-starting interest rate swap contracts and received approximately $10.9 million, which amount will reduce our interest expense over the ten-year term of the financing, resulting in an effective interest rate of 5.38% per annum.

Unsecured Line of Credit

On August 3, 2006, we modified our $605.0 million unsecured revolving credit facility (the “Unsecured Line of Credit”) by extending the maturity date from October 30, 2007 to August 3, 2010, with a provision for a one-year extension at our option, subject to certain conditions, and by reducing the per annum variable interest rate on outstanding balances from Eurodollar plus 0.65% to Eurodollar plus 0.55% per annum. Under the Unsecured Line of Credit, a facility fee equal to 15 basis points per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in our senior unsecured debt ratings. The Unsecured Line of Credit involves a syndicate of lenders. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a negotiated LIBOR-based rate. The Unsecured Line of Credit is available to fund working capital and general corporate purposes, including, without limitation, to fund development of properties, land and property acquisitions and to repay or reduce indebtedness. The Unsecured Line of Credit is a recourse obligation of BPLP.

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

We had an outstanding balance on our Unsecured Line of Credit of $225.0 million at December 31, 2006, which was collateralized by our 599 Lexington Avenue property and therefore is included in Mortgage Notes Payable in our Consolidated Balance Sheets. We also had $18.1 million in outstanding letters of credit under our Unsecured Line of Credit. As of December 31, 2006, we had the ability to borrow an additional $361.9 million under our Unsecured Line of Credit. On February 12, 2007, we repaid the $225.0 million which was collateralized by our 599 Lexington Avenue property. As of February 23, 2007, we have no borrowings outstanding under our Unsecured Line of Credit.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of December 31, 2006 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate (1)	Principal Amount	Maturity Date (2)
10 Year Unsecured Senior Notes	6.250%	6.296%	$750,000	January 15, 2013
10 Year Unsecured Senior Notes	6.250%	6.280%	175,000	January 15, 2013
12 Year Unsecured Senior Notes	5.625%	5.636%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.075%	250,000	June 1, 2015

Total principal			1,475,000
Net discount			(3,525)

Total			$1,471,475

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (1) 100% of their principal amount or (2) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (or 25 basis point in the case of the $250 million 12 Year Unsecured Senior Notes that mature on June 1, 2015), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our senior unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of December 31, 2006 we were in compliance with each of these financial restrictions and requirements.

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

Unsecured exchangeable senior notes

On April 6, 2006, we completed a public offering of $400 million in aggregate principal amount of our 3.75% exchangeable senior notes due 2036. On May 2, 2006, we issued an additional $50 million aggregate principal amount of the notes as a result of the exercise by the underwriter of its over-allotment option. The notes will be exchangeable into Boston Properties, Inc.’s common stock under certain circumstances. When issued, the initial exchange rate, subject to adjustment, was 8.9461 shares per $1,000 principal amount of notes (or an exchange price of approximately $111.78 per share of common stock). Noteholders may require us to purchase the notes at par initially on May 18, 2013 and, after that date, the notes will be redeemable at par at our option. In connection with the special distribution declared on December 15, 2006, the exchange rate was adjusted effective December 29, 2006 to 9.3900 shares per $1,000 principal amount of notes (or an exchange price of approximately $106.50 per share of common stock). See Note 8 to the Consolidated Financial Statements for a description of the terms of the notes.

On February 6, 2007, we completed an offering of $862.5 million in aggregate principal amount (including $112.5 million as a result of the exercise by the initial purchasers of their over-allotment option) of our 2.875% exchangeable senior notes due 2037. The notes were priced at 97.433333% of their face amount, resulting in an effective interest rate of approximately 3.438% per annum and net proceeds to us of approximately $840.0 million. The notes were offered and sold to the initial purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The initial purchasers then sold the notes to qualified institutional buyers pursuant to the exemption provided by Rule 144A under the Securities Act. The notes will be exchangeable into Boston Properties, Inc.’s common stock under certain circumstances at an initial exchange rate, subject to adjustment, of 6.6090 shares per $1,000 principal amount of notes (or an initial exchange price of approximately $151.31 per share of common stock). Noteholders may require us to purchase the notes at par initially on February 15, 2012 and, commencing on February 20, 2012 and any time thereafter, the notes will be redeemable at par at our option. See Note 23 to the Consolidated Financial Statements for a description of the terms of the notes.

Mortgage Debt

The following represents the outstanding principal balances due under the mortgages notes payable at December 31, 2006:

Properties	Interest Rate	Principal Amount		Maturity Date
		(in thousands)
Citigroup Center	7.19%	$493,526	(1)	May 11, 2011
Times Square Tower	5.85%	475,000	(2)	July 9, 2008
Embarcadero Center One and Two	6.70%	284,789		December 10, 2008
Prudential Center	6.72%	265,325		July 1, 2008
599 Lexington Avenue	5.65%	225,000	(3)	August 3, 2010
Embarcadero Center Four	6.79%	134,058		February 1, 2008
Democracy Center	7.05%	96,150		April 1, 2009
One Freedom Square	5.33%	78,007	(4)	June 30, 2012
New Dominion Tech Park, Bldg. Two	5.55%	63,000	(5)	October 1, 2014
202, 206 & 214 Carnegie Center	8.13%	59,061		October 1, 2010
140 Kendrick Street	5.21%	58,501	(6)	July 1, 2013
New Dominion Tech. Park, Bldg. One	7.69%	55,420		January 15, 2021
1330 Connecticut Avenue	4.65%	55,097	(7)	February 26, 2011
Reservoir Place	5.82%	51,916	(8)	July 1, 2009
504, 506 & 508 Carnegie Center	7.39%	42,229		January 1, 2008
10 and 20 Burlington Mall Road	7.25%	36,375	(9)	October 1, 2011
Ten Cambridge Center	8.27%	32,213		May 1, 2010
Sumner Square	7.35%	27,581		September 1, 2013
Eight Cambridge Center	7.73%	25,188		July 15, 2010
1301 New York Avenue	7.14%	25,061	(10)	August 15, 2009
510 Carnegie Center	7.39%	24,255		January 1, 2008
Reston Corporate Center	6.56%	21,268		May 1, 2008
University Place	6.94%	21,203		August 1, 2021
Bedford Business Park	8.50%	17,749		December 10, 2008
South of Market	6.63%	11,490	(11)	November 21, 2009

Total		$2,679,462

(1)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon redemption of the outside members’ equity interest in the limited liability company that owns the property to reflect the fair value of the note. The stated principal balance at December 31, 2006 was $490.9 million and the stated interest rate was 7.19% per annum. The interest rate used to adjust the portion of debt associated with the redemption to fair value was 6.25% per annum.
(2)	The mortgage financing bears interest at a variable rate equal to LIBOR plus 0.50% per annum. This loan was repaid on February 12, 2007.
(3)	On July 19, 2005, we repaid the mortgage loan through a secured draw on our unsecured line of credit. As of December 31, 2006, the interest rate on this draw under our unsecured line of credit was 5.65% using a weighted average LIBOR plus 0.30% per annum. On December 19, 2006, we entered into an interest rate lock agreement with a lender for a fixed interest rate of 5.57% per annum on a ten-year mortgage financing totaling $750.0 million to be collateralized by 599 Lexington Avenue. We closed on the mortgage financing on February 12, 2007.
(4)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at December 31, 2006 was $72.1 million and the stated interest rate was 7.75%.
(5)	The mortgage loan requires interest only payments with a balloon payment due at maturity.

(6)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at December 31, 2006 was $53.6 million and the stated interest rate was 7.51%.
(7)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at December 31, 2006 was $49.8 million and the stated interest rate was 7.58%.
(8)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at December 31, 2006 was $50.6 million and the stated interest rate was 7.0%.
(9)	Includes outstanding indebtedness secured by 91 Hartwell Avenue.
(10)	Includes outstanding principal in the amounts of $18.4 million, $4.6 million and $2.1 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75%, respectively.
(11)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum.

Combined aggregate principal payments of mortgage notes payable at December 31, 2006 are as follows (in thousands):

Year	Principal Payments
2007	$41,492
2008	1,268,672
2009	191,982
2010	351,844
2011	540,384
Thereafter	264,992

Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Our primary market risk results from our indebtedness, which bears interest at fixed and variable rates. The fair value of our debt obligations are affected by changes in the market interest rates. We manage our market risk by matching long-term leases with long-term, fixed-rate, non-recourse debt of similar duration. We continue to follow a conservative strategy of generally pre-leasing development projects on a long-term basis to creditworthy tenants in order to achieve the most favorable construction and permanent financing terms. Approximately 85% of our outstanding debt has fixed interest rates, which minimizes the interest rate risk through the maturity of such outstanding debt. We also manage our market risk by entering into hedging arrangements with financial institutions. Our primary objectives when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure and to fix a portion of the interest rate for anticipated financing and refinancing transactions. This in turn, reduces the risks that the variability of cash flows imposes on variable rate debt. Our strategy protects us against future increases in interest rates.

During 2005, we entered into forward-starting interest rate swap contracts to lock the 10-year treasury rate and 10-year swap spread in contemplation of obtaining long-term fixed-rate financing to refinance existing debt that is expiring or freely prepayable prior to February 2007. Based on swap spreads at each trade date, the swaps fix the 10-year treasury rate for a financing in February 2007 at a weighted average of 4.34% per annum on notional amounts aggregating $500.0 million. The swaps were to go into effect in February 2007 and expire in February 2017. We entered into the interest rate swap contracts designated and qualifying as a cash flow hedges to reduce our exposure to the variability in future cash flows attributable to changes in the Treasury rate in contemplation of obtaining ten-year fixed-rate financing in early 2007. On December 19, 2006, we entered into an interest rate lock agreement with a lender for a fixed interest rate of 5.57% per annum on a ten-year mortgage financing totaling $750.0 million to be collateralized by our 599 Lexington Avenue property in New York City. On February 12, 2007, we closed on the mortgage financing. In conjunction with the interest rate lock agreement, we terminated our forward-starting interest rate swap contracts and received approximately $10.9 million, which amount will reduce our interest expense over the ten-year term of the financing, resulting in an effective interest rate of 5.38% per annum. We recorded the changes in fair value of the swap contracts related to the effective portion of the interest rate contracts totaling approximately $10.9 million in Accumulated Other Comprehensive Income (Loss) within the our Consolidated Balance Sheets. We expect that within the next twelve months we will reclassify into earnings approximately $1.0 million of the amounts recorded within Accumulated Other Comprehensive Income (Loss) relating to the forward-starting interest rate swap contracts.

At December 31, 2005, derivatives with a fair value of $6.2 million were included in Prepaid Expenses and Other Assets and derivatives with a fair value of $0.2 million were included in Other Liabilities within our Consolidated Balance Sheets. We have recorded the changes in fair value of the swap contracts related to the effective portion of the interest rate contracts totaling approximately $6.0 million in Accumulated Other Comprehensive Income (Loss) within our Consolidated Balance Sheets. The amount of hedge ineffectiveness in 2005 was not material. As of December 31, 2006, no derivatives were designated as cash flow hedges, fair value hedges or hedges of net investments in foreign operations. We do not use derivatives for trading or speculative purposes. Derivatives not designated as hedges, which consist entirely of two immaterial interest rate caps, are not speculative and are used to manage our exposure to interest rate movements and other identified risks.

At December 31, 2006, our outstanding variable rate debt based off LIBOR totaled approximately $711 million. At December 31, 2006, the average interest rate on variable rate debt was approximately 5.80%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest would have increased approximately $7.1 million for the year ended December 31, 2006.

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

In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO, as adjusted, for the year ended December 31, 2006, 2005, 2003 and 2002 which excludes the effects of the losses from early extinguishments of debt associated with the sales of real estate. The adjustment to exclude losses from early extinguishments of debt results when the sale of real estate encumbered by debt requires us to pay the extinguishment costs prior to the debt’s stated maturity and to write-off unamortized loan costs at the date of the extinguishment. Such costs are excluded from the gains on sales of real estate reported in accordance with GAAP. However, we view the losses from early extinguishments of debt associated with the sales of real estate as an incremental cost of the sale transactions because we extinguished the debt in connection with the consummation of the sale transactions and we had no intent to extinguish the debt absent such transactions. We believe that this supplemental adjustment more appropriately reflects the results of our operations exclusive of the impact of our sale transactions.

The adjustments for net derivative losses related to non-qualifying derivative contracts for the years ended December 31, 2003 and 2002 resulted from interest rate contracts we entered into prior to the effective date of SFAS No. 133 to limit our exposure to fluctuations in interest rates with respect to variable rate debt associated with real estate projects under development. Upon transition to SFAS No. 133 on January 1, 2001, the impacts of these contracts were recorded in current earnings, while prior to that time they were capitalized. Although these adjustments were attributable to a single hedging program, the underlying contracts extended over multiple reporting periods and therefore resulted in adjustments from the first quarter of 2001 through the third quarter of 2003. Management presents FFO before the impact of non-qualifying derivative contracts because economically this interest rate hedging program was consistent with our risk management objective of limiting our exposure to interest rate volatility and the change in accounting under GAAP did not correspond to a substantive difference. Management does not currently anticipate structuring future hedging programs in a manner that would give rise to this kind of adjustment.

The adjustments for early lease surrender for the year ended December 31, 2002 resulted from a unique lease transaction related to the surrender of space by a tenant that was accounted for as a termination for GAAP purposes and recorded in income at the time the space was surrendered. However, we continued to collect payments monthly after the surrender of space through the month of July 2002, the date on which the terminated lease would otherwise have expired under its original terms. Management presents FFO after the early surrender lease adjustment because economically this transaction impacted periods subsequent to the time the space was surrendered by the tenant and, therefore, recording the entire amount of the lease termination payment in a single period made FFO less useful as an indicator of operating performance. Although these adjustments are attributable to a single lease, the transaction impacted multiple reporting periods and resulted in an adjustment for the year ended December 31, 2002.

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

Neither FFO, nor FFO as adjusted, should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance. Neither FFO nor FFO, as adjusted, represent cash generated from operating activities determined in accordance with GAAP and is not a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO and FFO, as adjusted should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our Consolidated Financial Statements.

The following table presents a reconciliation of net income available to common unitholders to FFO and FFO, as adjusted, for the years ended December 31, 2006, 2005, 2004, 2003 and 2002:

	Year ended December 31,
	2006		2005		2004	2003	2002
	(in thousands)
Net income available to common unitholders	$1,048,685		$534,788		$344,800	$442,136	$520,696

Add:
Preferred distributions and allocation of undistributed earnings	22,814		26,780		17,133	31,165	50,262
Cumulative effect of a change in accounting principle	—		5,043		—	—	—
Less:
Gains on sales of real estate from discontinued operations	—		57,969		33,427	91,942	30,916
Income from discontinued operations	—		2,279		4,030	13,314	31,951
Gains on sales of real estate and other assets	727,131		188,546		9,822	70,627	233,304
Income from unconsolidated joint ventures	24,507		4,829		3,380	6,016	7,954
Minority interests in property partnerships	2,013		6,017		4,685	1,827	2,408

Income before minority interests in property partnerships, income from unconsolidated joint ventures, gains on sales of real estate and other assets, discontinued operations, cumulative effect of a change in accounting principle and preferred distributions and allocation of undistributed earnings	317,848		306,971		306,589	289,575	264,425

Add:
Real estate depreciation and amortization (1)	279,199		271,829		255,594	215,135	191,774
Income from discontinued operations	—		2,279		4,238	13,644	32,294
Income from unconsolidated joint ventures	6,590	(2)	4,829		3,380	6,016	7,954
Less:
Minority interests in property partnerships’ share of funds from operations	479		113		922	3,458	3,223
Preferred distributions	9,418	(3)	12,918	(3)	15,050	21,249	28,711

Funds from operations	593,740		572,877		553,829	499,663	464,513

Add(subtract):
Losses from early extinguishments of debt associated with the sales of real estate	31,444		11,041		—	1,474	2,386
Net derivative losses (SFAS No. 133)	—		—		—	1,038	11,874
Early surrender lease adjustment	—		—		—	—	8,520

Funds from operations available to common unitholders after supplemental adjustments to exclude losses from early extinguishments of debt associated with the sales of real estate, net derivative losses (SFAS No. 133) and early surrender lease adjustment	$625,184		$583,918		$553,829	$502,175	$487,293

Weighted average units outstanding—basic	135,923		132,881		128,313	118,087	113,617

(1)

Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $272,608, $264,182, $247,924, $205,586 and $175,612, our share of unconsolidated joint venture real estate depreciation and amortization of $9,087, $8,554, $6,814, $8,475 and

$8,955, and depreciation and amortization from discontinued operations of $0, $812, $3,292, $3,791 and $10,016, less corporate related depreciation and amortization of $1,584, $1,719, $2,436, $2,717 and $2,809 and adjustment of asset retirement obligations of $912, $0, $0, $0 and $0 for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

(2)	Excludes approximately $17.9 million related to our share of the gain on sale and related loss from early extinguishment of debt associated with the sale of 265 Franklin Street.
(3)	Excludes approximately $12.2 million and approximately $12.1 million for the year ended December 31, 2006 and 2005, respectively, of income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special distributions that followed previously completed sales of real estate.

Reconciliation to Diluted Funds from Operations:

	For the years ended December 31,
	2006			2005			2004		2003		2002
	Income (Numerator)		Shares/Units (Denominator)	Income (Numerator)		Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
Basic funds from operations after supplemental adjustments to exclude losses from early extinguishments of debt associated with the sales of real estate, net derivative losses (SFAS No. 133) and early surrender lease adjustment	$625,184		135,923	$583,918		132,881	$553,829	128,313	$502,175	118,087	$487,293	113,617
Effect of Dilutive Securities:
Convertible Preferred Units	9,418	(2)	3,629	12,918	(2)	5,163	15,050	6,054	21,249	8,375	25,114	9,821
Convertible Preferred Stock	—		—	—		—	—	—	—	—	3,412	1,366
Stock Options and other (1)	—		2,356	—		2,285	—	2,303	—	1,586	185	1,468

Diluted funds from operations after supplemental adjustments to exclude losses from early extinguishments of debt associated with the sales of real estate, net derivative losses (SFAS No. 133) and early surrender lease adjustment	$634,602		141,908	$596,836		140,329	$568,879	136,670	$523,424	128,048	$516,004	126,272

(1)	Stock options are related to Boston Properties, Inc.
(2)	Excludes approximately $12.2 million and approximately $12.1 million for the years ended December 31, 2006 and 2005, respectively, of income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special distributions that followed previously completed sales of real estate.

Net Operating Income

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income available to common unitholders, the most directly comparable GAAP financial measure, plus net derivative losses, losses from early extinguishments of debt, losses on investments in securities, cumulative effect of a change in accounting principle, preferred distributions and allocation of undistributed earnings, depreciation and amortization, interest expense and general and administrative expense, less gains on sales of real estate from discontinued operations, income from discontinued operations, gains on sales of real estate and other assets, income from unconsolidated joint ventures, minority interests in property partnerships, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

The following sets forth a reconciliation of NOI to net income available to common unitholders for the fiscal years 2002 through 2006.

	Years ended December 31,
	2006	2005	2004	2003	2002
Net operating income	$923,672	$918,286	$889,798	$822,122	$752,743

Add:
Development and management services	19,825	17,310	20,440	17,332	10,731
Interest and other	36,737	12,015	10,339	3,014	5,479
Minority interests in property partnerships	2,013	6,017	4,685	1,827	2,408
Income from unconsolidated joint ventures	24,507	4,829	3,380	6,016	7,954
Gains on sales of real estate and other assets	727,131	188,546	9,822	70,627	233,304
Income from discontinued operations	—	2,279	4,030	13,314	31,951
Gains on sales of real estate from discontinued operations	—	57,969	33,427	91,942	30,916

Less:
General and administrative	59,375	55,471	53,636	45,359	47,292
Interest expense	298,260	308,091	306,170	299,436	263,067
Depreciation and amortization	272,608	264,182	247,924	205,586	175,612
Net derivative losses	—	—	—	1,038	11,874
Losses from early extinguishments of debt	32,143	12,896	6,258	1,474	2,386
Losses on investments in securities	—	—	—	—	4,297
Cumulative effect of a change in accounting principle	—	5,043	—	—	—
Preferred distributions and allocation of undistributed earnings	22,814	26,780	17,133	31,165	50,262

Net income available to common unitholders	$1,048,685	$534,788	$344,800	$442,136	$520,696

Contractual Obligations

As of December 31, 2006, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	Total	2007	2008	2009	2010	2011	Thereafter
	(Dollars in thousands)
Contractual Obligations:
Long-term debt
Mortgage debt (1)	$3,278,301	$219,307	$1,417,139	$350,485	$425,879	$546,349	$319,142
Unsecured senior notes (1)	2,100,472	87,188	87,188	87,188	87,188	87,188	1,664,532
Unsecured senior exchangeable notes (1)	557,630	16,875	16,875	16,875	16,875	16,875	473,255
Unsecured line of credit	—	—	—	—	—	—	—
Ground leases	46,448	2,349	2,252	2,275	2,300	2,324	34,948
Tenant obligations (2)	93,266	82,965	5,475	4,458	368	—	—
Construction contracts on development projects	298,431	194,076	78,067	23,324	2,964	—	—

Total Contractual Obligations	$6,374,548	$602,760	$1,606,996	$484,605	$535,574	$652,736	$2,491,877

(1)	Amounts include principal and interest payments.
(2)	Committed tenant-related obligations based on executed leases as of December 31, 2006 (tenant improvements and lease commissions).

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

Off-Balance Sheet Arrangements

Joint Ventures

We have investments in eight unconsolidated joint ventures (including our investment in the Value-Added Fund) with our effective ownership interests ranging from 23.89% to 51%, all of which have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At December 31, 2006, the debt related to these ventures was equal to approximately $630.3 million. The table below summarizes the outstanding debt of these joint venture properties at December 31, 2006:

Properties	Company % Ownership	Interest Rate	Principal Amount (in thousands)		Maturity Date
901 New York Avenue	25.00%	5.19%	$170,000		January 1,2015
Metropolitan Square	51.00%	8.23%	130,643		May 1, 2010
Market Square North	50.00%	7.70%	90,112		December 19, 2010
Worldgate Plaza	25.00%	6.24%	57,000	(1)	December 1, 2007
Wisconsin Place	23.89%	6.88%	50,770	(2)	March 11, 2009
Circle Star	25.00%	6.57%	42,000	(3)	September 1, 2013
505 9th Avenue	50.00%	6.05%	43,505	(4)	See note 4
New York Land Venture	50.00%	7.60%	23,600	(5)	May 8, 2008
Wisconsin Place	23.89%	4.38%	15,124	(6)	January 1, 2008
300 Billerica Road	25.00%	5.69%	7,500	(3)	January 1, 2016

Total			$630,254

(1)	This property is owned by the Value-Added Fund. The mortgage financing bears interest at a variable rate equal to LIBOR plus 0.89% per annum and requires interest only payments with a balloon payment due at maturity. This mortgage matures in December 2007, with two one-year extension options. In addition, the Value-Added Fund entered into an agreement to cap the interest rate at 9.5% for a nominal fee.
(2)	Amount represents outstanding construction financing under a $96.5 million loan commitment (of which our share is $23.1 million) at a variable rate equal to LIBOR plus 1.50% per annum with a maturity in March 2009. The mortgage debt requires interest only payments with a balloon payment due at maturity.
(3)	This property is owned by the Value-Added Fund. The mortgage financing bears interest at a fixed rate and requires interest only payments with a balloon payment due at maturity.
(4)	Amount represents outstanding construction financing under a $60.0 million loan commitment (of which our share is $30.0 million) which bears interest at a fixed rate of 5.73% per annum and a $35.0 million loan commitment (of which our share is $17.5 million) which bears interest at a variable rate of LIBOR plus 1.25% per annum. The financing converts to a ten-year fixed rate loan in October 2007 at an interest rate of 5.73% per annum with a provision for an increase in the borrowing capacity by $35.0 million (of which our share would be $17.5 million). The conversion is subject to conditions which we expect to satisfy. As of December 31, 2006, the interest rate on the variable rate portion of the debt was 6.60% per annum. The weighted-average rate as of December 31, 2006 is reflected in the table.
(5)	We have agreed to guarantee approximately $11.8 million of this loan. The financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum.
(6)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted to reflect the fair value of the note using an effective interest rate of 4.38% per annum. This note is non-interest bearing with a stated principal balance of $15.5 million (of which our share is approximately $2.9 million) and matures in January 2008. The weighted average rates exclude the impact of this loan. We have agreed, together with our third-party joint venture partners, to guarantee this seller financing on behalf of the land and infrastructure entity.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN No. 48 to have a material impact on our cash flows, results of operations, financial position, or liquidity.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires the quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as the “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 was effective for financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our cash flows, results of operations, financial position or liquidity.

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

Approximately $3.9 billion of our borrowings, as of December 31, 2006, bear interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents our aggregate fixed rate debt obligations as of December 31, 2006 with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date. The weighted average interest rate on the variable rate debt as of December 31, 2006 was 5.80% per annum.

	2007	2008	2009	2010	2011	2012+	Total	Fair Value
	(dollars in thousands)
Secured debt
Fixed Rate	$45,489	$797,794	$184,450	$130,625	$542,781	$266,833	$1,967,972	$2,058,000
Average Interest Rate	7.15%	6.83%	7.10%	7.96%	7.23%	7.09%	7.08%
Variable Rate	—	$475,000	$11,490	$225,000	—	—	$711,490	$711,490
Unsecured debt
Fixed Rate	—	—	—	—	—	$1,471,475	$1,471,475	$1,496,497
Average Interest Rate	—	—	—	—	—	5.95%	5.95%
Variable Rate	—	—	—	—	—	—	—	—
Unsecured exchangeable debt
Fixed Rate	—	—	—	—	—	$450,000	$450,000	$517,685
Average Interest Rate	—	—	—	—	—	3.75%	3.75%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$45,489	$1,272,794	$195,940	$355,625	$542,781	$2,188,308	$4,600,937	$4,783,672

During 2005, we entered into twelve forward-starting interest rate swap contracts to lock in the 10-year treasury rate and 10-year swap spread in contemplation of obtaining long-term fixed-rate financing to refinance existing debt that is expiring or freely prepayable prior to February 2007. Based on swap spreads at each trade date, the swaps fix the 10-year treasury rate for a financing in February 2007 at a weighted average rate of 4.34% per annum on notional amounts aggregating $500.0 million. The swaps were to go into effect in February 2007 and expire in February 2017. We believe that these swaps qualify as highly-effective cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. On December 19, 2006, we entered into an interest rate lock agreement with a lender for a fixed interest rate of 5.57% per annum on a ten-year mortgage financing totaling $750.0 million to be collateralized by our 599 Lexington Avenue property in New York City. We closed on the mortgage financing on February 12, 2007. In conjunction with the interest rate lock agreement, we terminated the forward-starting interest rate swap contracts and received approximately $10.9 million, which amount will reduce our interest expense over the ten-year term of the financing, resulting in an effective interest rate of 5.38% per annum. We intend to consider entering into additional hedging arrangements to minimize our interest rate risk. We expect that within the next twelve months we will reclassify into earnings approximately $1.0 million of the amounts recorded within Accumulated Other Comprehensive Loss relating to the forward-starting interest rate swap contracts. See Note 6 to the Consolidated Financial Statements.

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

Management’s Report on Internal Control over Financial Reporting

Management of Boston Properties, Inc., the sole general partner of Boston Properties Limited Partnership (“the Company”), is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of the end of the Company’s 2006 fiscal year, management conducted assessments of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these assessments, management has determined that the Company’s internal control over financial reporting as of December 31, 2006 was effective.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report appearing on pages 83 and 84, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

Report of Independent Registered Public Accounting Firm

To the Partners of

Boston Properties Limited Partnership:

We have completed integrated audits of Boston Properties Limited Partnership’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Properties Limited Partnership and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, in the fourth quarter of 2005, the Company adopted Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.”

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing on page 82, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 1, 2007

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
	(in thousands, except for unit amounts)
ASSETS
Real estate, at cost:	$9,211,351	$9,001,776
Less: accumulated depreciation	(1,382,920)	(1,259,099)

Total real estate	7,828,431	7,742,677
Cash and cash equivalents	725,788	261,496
Cash held in escrows	25,784	25,618
Tenant and other receivables (net of allowance for doubtful accounts of $2,682 and $2,519, respectively)	57,052	52,668
Accrued rental income (net of allowance of $783 and $2,638, respectively)	327,337	302,356
Deferred charges, net	274,079	242,660
Prepaid expenses and other assets	40,868	41,261
Investments in unconsolidated joint ventures	83,711	90,207

Total assets	$9,363,050	$8,758,943

LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$2,679,462	$3,297,192
Unsecured senior notes (net of discount of $3,525 and $3,938, respectively)	1,471,475	1,471,062
Unsecured exchangeable senior notes	450,000	—
Unsecured line of credit	—	58,000
Accounts payable and accrued expenses	102,934	109,823
Distributions payable	857,892	107,643
Accrued interest payable	47,441	47,911
Other liabilities	239,084	154,123

Total liabilities	5,848,288	5,245,754

Commitments and contingencies	—	—

Minority interests in property partnerships	12,454	17,954

Redeemable partnership units—1,719,230 and 3,701,335 preferred units outstanding (2,256,208 and 4,857,395 common units at redemption value, if converted) at December 31, 2006 and 2005, respectively, and 20,817,587 and 21,377,724 common units and 521,119 and 380,821 long term incentive units outstanding at redemption value at December 31, 2006 and 2005, respectively	2,639,799	1,973,040

Partners’ capital—1,388,422 and 1,343,008 general partner units and 116,115,120 and 111,199,254 limited partner units outstanding at December 31, 2006 and 2005, respectively (such amounts are inclusive of accumulated other comprehensive loss of $3,323 and $8,881 at December 31, 2006 and 2005, respectively)	862,509	1,522,195

Total liabilities, redeemable partnership units and partners’ capital	$9,363,050	$8,758,943

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands, except for per unit amounts)
Revenue
Rental:
Base rent	$1,104,773	$1,110,212	$1,067,100
Recoveries from tenants	181,521	173,254	164,770
Parking and other	57,740	55,567	57,270

Total rental revenue	1,344,034	1,339,033	1,289,140
Hotel revenue	76,990	69,277	66,427
Development and management services	19,825	17,310	20,440
Interest and other	36,737	12,015	10,339

Total revenue	1,477,586	1,437,635	1,386,346

Expenses
Operating
Rental	441,814	438,335	416,327
Hotel	55,538	51,689	49,442
General and administrative	59,375	55,471	53,636
Interest	298,260	308,091	306,170
Depreciation and amortization	272,608	264,182	247,924
Losses from early extinguishments of debt	32,143	12,896	6,258

Total expenses	1,159,738	1,130,664	1,079,757

Income before minority interests in property partnerships, income from unconsolidated joint venures, gains on sales of real estate and other assets, discontinued operations, cumulative effect of a change in accounting principle and preferred distributions and allocation of undistributed earnings	317,848	306,971	306,589
Minority interests in property partnerships	2,013	6,017	4,685
Income from unconsolidated joint ventures	24,507	4,829	3,380

Income before gains on sales of real estate and other assets, discontinued operations, cumulative effect of a change in accounting principle and preferred distributions and allocation of undistributed earnings	344,368	317,817	314,654
Gains on sales of real estate and other assets	727,131	188,546	9,822

Income before discontinued operations, cumulative effect of a change in accounting principle and preferred distributions and allocation of undistributed earnings	1,071,499	506,363	324,476
Discontinued operations:
Income from discontinued operations	—	2,279	4,030
Gains on sales of real estate from discontinued operations	—	57,969	33,427

Income before cumulative effect of a change in accounting principle and preferred distributions and allocation of undistributed earnings	1,071,499	566,611	361,933
Cumulative effect of a change in accounting principle	—	(5,043)	—

Income before preferred distributions and allocation of undistributed earnings	1,071,499	561,568	361,933
Preferred distributions and allocation of undistributed earnings	(22,814)	(26,780)	(17,133)

Net income available to common unitholders	$1,048,685	$534,788	$344,800

Basic earnings per common unit:
Income available to common unitholders before discontinued operations and cumulative effect of a change in accounting principle	$7.72	$3.61	$2.40
Discontinued operations	—	0.45	0.29
Cumulative effect of a change in accounting principle	—	(0.04)	—

Net income available to common unitholders	$7.72	$4.02	$2.69

Weighted average number of common units outstanding	135,923	132,881	128,313

Diluted earnings per common unit:
Income available to common unitholders before discontinued operations and cumulative effect of a change in accounting principle	$7.58	$3.55	$2.35
Discontinued operations	—	0.45	0.29
Cumulative effect of a change in accounting principle	—	(0.04)	—

Net income available to common unitholders	$7.58	$3.96	$2.64

Weighted average number of common and common equivalent units outstanding	138,279	135,166	130,617

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(dollars in thousands)

Total Partners’ Capital
Balance at December 31, 2003	$1,721,149

Contributions	423,873
Net income allocable to general and limited partner units	286,081
Distributions	(279,465)
Accumulated other comprehensive income	698
Unearned compensation	717
Conversion of redeemable partnership units	56,843
Adjustment to reflect redeemable partnership units at redemption value	(381,324)

Balance at December 31, 2004	1,828,572

Contributions	48,674
Net income allocable to general and limited partner units	447,830
Distributions	(581,639)
Accumulated other comprehensive income	6,756
Unearned compensation	1,102
Conversion of redeemable partnership units	22,653
Adjustment to reflect redeemable partnership units at redemption value	(251,753)

Balance at December 31, 2005	1,522,195

Contributions	63,093
Net income allocable to general and limited partner units	885,091
Distributions	(947,585)
Accumulated other comprehensive income	5,558
Unearned compensation	3,806
Conversion of redeemable partnership units	87,347
Adjustment to reflect redeemable partnership units at redemption value	(756,996)

Balance at December 31, 2006	$862,509

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

	For the year ended December 31,
	2006	2005	2004
	(in thousands)
Income before preferred distributions andallocation of undistributed earnings	$1,071,499	$561,568	$361,933
Other comprehensive income:
Effective portion of interest ratecontracts	4,860	6,058	—
Amortization of interest rate contracts	698	698	698

Other comprehensive income	5,558	6,756	698

Comprehensive income	$1,077,057	$568,324	$362,631

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2006	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income before preferred distributions and allocation of undistributed earnings	$1,071,499	$561,568	$361,933
Adjustments to reconcile net income before preferred distributions and allocation of undistributed earnings to net cash provided by operating activities
Depreciation and amortization	272,608	264,994	251,216
Non-cash portion of interest expense	7,111	5,370	5,604
Non-cash compensation expense	8,578	7,389	4,262
Minority interest in property partnerships	(2,013)	(6,017)	6,848
Distributions (earnings) in excess of earnings (distributions) from unconsolidated joint ventures	(16,302)	2,350	3,283
Gains on sales of real estate and other assets	(727,131)	(246,515)	(54,574)
Losses from early extinguishments of debt	31,877	2,042	—
Loss from investment in joint venture	—	342	—
Cumulative effect of a change in accounting principle	—	5,043	—
Change in assets and liabilities:
Cash held in escrows	(166)	(3,828)	(3,434)
Tenant and other receivables, net	(7,051)	(31,378)	(7,075)
Accrued rental income, net	(53,989)	(64,742)	(61,959)
Prepaid expenses and other assets	4,319	2,011	(92)
Accounts payable and accrued expenses	(2,502)	4,148	(3,197)
Accrued interest payable	(470)	(2,759)	(261)
Other liabilities	(9,735)	9,305	(13,495)
Tenant leasing costs	(48,654)	(37,074)	(59,553)

Total adjustments	(543,520)	(89,319)	67,573

Net cash provided by operating activities	527,979	472,249	429,506

Cash flows from investing activities:
Acquisitions/additions to real estate	(642,024)	(394,757)	(277,684)
Investments in marketable securities	(282,764)	(37,500)	—
Proceeds from sale of marketable securities	—	37,500	—
Net investments in unconsolidated joint ventures	23,566	2,313	(944)
Net proceeds from the sale of real estate placed in escrow	(872,063)	—	—
Net proceeds from the sale of real estate released from escrow	872,063	—	—
Net proceeds from the sales of real estate and other assets	1,130,978	749,049	107,614

Net cash provided by (used in) investing activities	229,756	356,605	(171,014)

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2006	2005	2004
	(in thousands)
Cash flows from financing activities:
Borrowings on unsecured line of credit	195,000	68,000	140,000
Repayments of unsecured line of credit	(253,000)	(10,000)	(203,000)
Repayments of mortgage notes payable	(408,139)	(1,088,690)	(216,731)
Proceeds from mortgage notes payable	41,887	844,751	168,517
Proceeds from unsecured exchangeable senior notes	450,000	—	—
Proceeds from a real estate financing transaction	21,195	48,972	—
Payments on real estate financing transaction	(5,987)	—	—
Distributions	(391,613)	(702,989)	(342,815)
Partner contributions	63,418	45,020	422,070
Contributions from minority interest holders	11,404	—	4,005
Redemption of OP Units	—	(1,846)	—
Distributions to minority interest holders	—	(5,426)	(8,848)
Redemption of minority interest	(14,891)	—	—
Deferred financing costs	(2,717)	(4,494)	(5,032)

Net cash used in financing activities	(293,443)	(806,702)	(41,834)

Net increase in cash and cash equivalents	464,292	22,152	216,658
Cash and cash equivalents, beginning of period	261,496	239,344	22,686

Cash and cash equivalents, end of period	$725,788	$261,496	$239,344

Supplemental disclosures:
Cash paid for interest	$297,541	$311,198	$311,676

Interest capitalized	$5,921	$5,718	$10,849

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$4,419	$10,223	$5,592

Mortgage notes payable assumed in connection with the acquisition of real estate	$—	$—	$107,894

Mortgage notes payable assigned in connection with the sale of realestate	$—	$—	$5,193

Distributions declared but not paid	$857,892	$107,643	$91,428

Conversions of redeemable partnership units to partners’ capital	$87,347	$22,653	$56,843

Marketable securities transferred in connection with the legal defeasance of mortgage note payable	$282,764	$—	$—

Mortgage note payable legally defeased	$254,385	$—	$—

Financing incurred in connection with the acquisition of real estate	$45,559	$—	$—

Issuance of restricted units to employees	$11,279	$11,680	$9,924

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Organization

Boston Properties Limited Partnership (the “Company”), a Delaware limited partnership, is the entity through which Boston Properties, Inc., a self-administered and self-managed real estate investment trust (“REIT”), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Boston Properties, Inc. is the sole general partner of the Company and at December 31, 2006 owned an approximate 83.3% (80.9% at December 31, 2005) general and limited partnership interest in the Company. Partnership interests in the Company are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”).

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

At December 31, 2006, there was one series of Preferred Units outstanding (i.e., Series Two Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Company. Preferred Units may also be converted into OP Units at the election of the holder thereof or the Company in accordance with the amendment to the partnership agreement (See also Note 12).

All references to the Company refer to Boston Properties Limited Partnership and its consolidated subsidiaries, collectively, unless the context otherwise requires.

Properties

At December 31, 2006, the Company owned or had interests in a portfolio of 131 commercial real estate properties (121 properties at December 31, 2005) (the “Properties”) aggregating approximately 43.4 million net rentable square feet (approximately 42.0 million net rentable square feet at December 31, 2005), including six properties under construction totaling approximately 1.4 million net rentable square feet, and structured parking for approximately 32,553 vehicles containing approximately 10.0 million square feet. At December 31, 2006, the Properties consist of:

•	127 office properties, including 109 Class A office properties (including six properties under construction) and 18 Office/Technical properties;

•	two hotels; and

•	two retail properties.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company owns or controls undeveloped land parcels totaling approximately 524.3 acres. In addition, the Company has a 25% interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company has pursued the acquisition of value-added investments in assets within its existing markets. The Company’s investments through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At December 31, 2006, the Value-Added Fund had investments in an office complex in Herndon, Virginia, an office property in Chelmsford, Massachusetts and an office complex in San Carlos, California. The Value-Added Fund’s investment period expired on October 25, 2006.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SFAS No. 144, requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and the Company will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). The Company generally considers assets to be “held for sale” when the transaction has been approved by the Board of Directors of Boston Properties, Inc., or a committee thereof, and there are no known significant contingencies relating to the sale,

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

such that the property sale within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets.

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The Company’s capitalization policy on development properties is guided by SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Projects.” The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction. Interest costs capitalized for the years ended December 31, 2006, 2005 and 2004 were $5.9 million, $5.7 million and $10.8 million, respectively. Salaries and related costs capitalized for the years ended December 31, 2006, 2005 and 2004 were $4.2 million, $3.9 million and $4.4 million, respectively.

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

Investments in Securities

The Company accounts for investments in securities of publicly traded companies in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Investments.” Investments in securities of non-publicly traded companies are recorded at cost, as they are not considered marketable under SFAS No. 115. At December 31, 2006 and 2005, the Company had insignificant investments in securities.

Tenant and other receivables

Tenant and other accounts receivable, other than accrued rents receivable, are expected to be collected within one year.

Deferred Charges

Deferred charges include leasing costs and financing fees. Leasing costs include an allocation for acquired intangible in-place lease values and direct and incremental fees and costs incurred in the successful negotiation of leases, including brokerage, legal, internal leasing employee salaries and other costs which have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Internal leasing salaries and related costs capitalized for the years ended December 31, 2006, 2005 and 2004 were $2.8 million, $2.0 million and $1.5 million, respectively. External fees and costs incurred to obtain long-term financing have been deferred and are being amortized over the terms of the respective loans on a basis that approximates the effective interest method and are included with interest expense. Unamortized financing and leasing costs are charged to expense upon the early repayment or significant modification of the financing or upon the early termination of the lease, respectively. Fully amortized deferred charges are removed from the books upon the expiration of the lease or maturity of the debt.

Investments in Unconsolidated Joint Ventures

Except for ownership interests in a variable interest entity, the Company accounts for its investments in joint ventures under the equity method of accounting because it exercises significant influence over, but does not

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue Recognition

Base rental revenue is reported on a straight-line basis over the terms of the respective leases. The impact of the straight-line rent adjustment increased revenue by approximately $53.7 million, $66.0 million and $61.3 million for the years ended December 31, 2006, 2005 and 2004, respectively, as the revenue recorded exceeded amounts billed. In accordance with SFAS No. 141, the Company recognizes rental revenue of acquired in-place “above-” and “below-market” leases at their fair values over the terms of the respective leases. Accrued rental income, as reported on the Consolidated Balance Sheets, represents rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements. The Company maintains an allowance against accrued rental income for future potential tenant credit losses. The credit assessment is based on the estimated accrued rental income that is recoverable over the term of the lease. The Company also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or geographic specific credit considerations. If the Company’s estimates of collectibility differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The credit risk is mitigated by the high quality of the Company’s existing tenant base, reviews of prospective tenant’s risk profiles prior to lease execution and continual monitoring of the Company’s portfolio to identify potential problem tenants.

Recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs are recognized as revenue in the period the expenses are incurred. Tenant reimbursements are recognized and presented in accordance with EITF Issue 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (“Issue 99-19”). Issue 99-19 requires that these reimbursements be recorded on a gross basis, as the Company is generally the primary obligor with respect to purchasing goods and services from third- party suppliers, has discretion in selecting the supplier and has credit risk. The Company also receives reimbursement of payroll and payroll related cost from third parties which we reflect on a net basis in accordance with Issue 99-19.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Earnings Per Common Unit

Basic earnings per common unit is computed by dividing net income available to common unitholders, as adjusted for unallocated earnings (if any) of certain securities issued by the Company, by the weighted average number of common units outstanding during the year. Diluted earnings per common unit reflects the potential dilution that could occur from units issuable under Boston Properties, Inc.’s stock-based compensation plans, including upon the exercise of stock options, and conversion of preferred units of the Company.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, escrows, receivables, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the short maturities of these instruments.

For purposes of disclosure, the Company calculates the fair value of mortgage notes payable and unsecured senior notes. The Company discounts the spread between the future contractual interest payments and future interest payments on mortgage debt and unsecured notes based on a current market rate. In determining the current market rate, the Company adds its estimation of a market spread to the quoted yields on federal government treasury securities with similar maturity dates to its debt. Because the Company’s valuations of its financial instruments are based on these types of estimates, the fair value of its financial instruments may change if the Company’s estimates do not prove to be accurate. The fair value of the Company’s long-term indebtedness exceeds the aggregate carrying value by approximately $182.7 million at December 31, 2006.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January 2002, the Company formed a taxable REIT subsidiary (“TRS”), IXP, Inc. (IXP) which acts as a captive insurance company and is one of the elements of its overall insurance program. On September 27, 2006, IXP, Inc. was merged into IXP, LLC, a wholly owned subsidiary, and all insurance policies issued by IXP, Inc. were cancelled and reissued by IXP, LLC. The accounts of IXP are consolidated within the Company. IXP, Inc. was a captive TRS that was subject to tax at the federal and state level. Accordingly, the Company has recorded a tax provision in the Company’s Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004.

Effective July 1, 2002, the Company restructured the leases with respect to its ownership of the hotel properties by forming a TRS. The hotel TRS, a wholly owned subsidiary of the Company, is the lessee pursuant to leases for each of the hotel properties. As lessor, the Company is entitled to a percentage of gross receipts from the hotel properties. Marriott International, Inc. continues to manage the hotel properties under the Marriott name and under terms of the existing management agreements. In connection with the restructuring, the revenue and expenses of the hotel properties are being reflected in the Company’s Consolidated Statements of Operations. The hotel TRS is subject to tax at the federal and state level and, accordingly, the Company has recorded a tax provision in the Company’s Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004.

The net difference between the tax basis and the reported amounts of the Company’s assets and liabilities is approximately $361 million and $1.4 billion as of December 31, 2006 and 2005, respectively.

Certain entities included in the Company’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.

The following reconciles GAAP net income to taxable income:

	For the year ended December 31,
	2006	2005	2004
	(in thousands)
Net income before preferred distributions and allocation of undistributed earnings	$1,071,499	$561,568	$361,933
Straight-line rent adjustments	(57,713)	(65,563)	(62,302)
Book/Tax differences from depreciation and amortization	69,842	74,108	58,721
Book/Tax differences on gains/losses from capital transactions	76,442	61,608	(23,086)
Book/Tax differences from stock-based compensation	(119,189)	(42,561)	(79,153)
Other book/tax differences, net	(31,541)	(16,982)	(9,626)

Taxable income	$1,009,340	$572,178	$246,487

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based employee compensation plans

At December 31, 2006, Boston Properties, Inc. has stock-based employee compensation plan. Effective January 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” using the modified prospective application method for stock compensation awards. In addition, effective January 1, 2005, the Company adopted early SFAS No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment,” which revised the fair value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In 2003, Boston Properties, Inc. transitioned to granting restricted stock and/or LTIP Units, as opposed to granting stock options, as its primary vehicle for employee equity compensation under its stock-based employee compensation plan. The Company had previously accounted for its stock-based employee compensation plans under the recognition and measurement principles of the Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. All outstanding options had an exercise price equal to the market value of the underlying common stock on the date of grant, and all outstanding options are currently exercisable. As a result, the following table only illustrates the effect on net income available to common unitholders and earnings per common unit if the Company had applied the fair value recognition provisions to stock-based employee compensation for the year ended December 31, 2004 (in thousands, except for per unit amounts).

2004
Net income available to common unitholders	$344,800
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(1,807)

Pro forma net income available to common unitholders	$342,993

Earnings per common unit:
Basic—as reported	$2.69

Basic—pro forma	$2.67

Diluted—as reported	$2.64

Diluted—pro forma	$2.63

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Real Estate

Real estate consisted of the following at December 31 (in thousands):

	2006	2005
Land	$1,661,823	$1,812,492
Land held for future development	179,498	244,740
Real estate held for sale, net	410,860	—
Buildings and improvements	6,110,668	6,105,674
Tenant improvements	707,909	636,931
Furniture, fixtures and equipment	24,964	24,363
Development in process	115,629	177,576

Total	9,211,351	9,001,776
Less: Accumulated depreciation	(1,382,920)	(1,259,099)

	$7,828,431	$7,742,677

Acquisitions

On April 13, 2006, the Company acquired a parcel of land located in Waltham, Massachusetts for a purchase price of $16.0 million. On October 27, 2006, the Company acquired an adjacent parcel of land located in Waltham, Massachusetts for a purchase price of approximately $5.6 million.

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

On November 30, 2006, the Company acquired Four and Five Cambridge Center and the Cambridge Center East Garage located in Cambridge, Massachusetts, at a purchase price of approximately $186.0 million. This property consists of two Class A office properties totaling approximately 436,000 net rentable square feet and structured parking for approximately 840 vehicles totaling approximately 300,000 square feet. The acquisition was financed with available cash.

On December 22, 2006, the Company executed a contract to acquire Kingstowne Towne Center, a mixed-use property located in Alexandria, Virginia, at a purchase price of approximately $134.0 million. This property is comprised of two Class A office properties totaling approximately 307,000 net rentable square feet and a retail/movie theater complex totaling approximately 88,000 net rentable square feet. The acquisition is subject to the satisfaction of customary closing conditions and there can be no assurance that the acquisition will be consummated on the terms currently contemplated or at all.

Development

On January 17, 2006, the Company placed-in-service its Seven Cambridge Center development project located in Cambridge, Massachusetts. Seven Cambridge Center is a fully-leased, build-to-suit project with approximately 231,000 net rentable square feet of office, research laboratory and retail space.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On December 6, 2006, the Company commenced construction of One Preserve Parkway, a Class A office property totaling approximately 183,000 net rentable square feet located in Rockville, Maryland.

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

On June 6, 2006, the Company sold 280 Park Avenue, a 1,179,000 net rentable square foot Class A office property located in midtown Manhattan, New York, for approximately $1.2 billion. Net proceeds totaled approximately $875 million after legal defeasance of indebtedness secured by the property (consisting of approximately $254.4 million of principal indebtedness and approximately $28.2 million of related defeasance costs) and the payment of transfer taxes, brokers’ fees and other customary closing costs. At closing, the Company recognized a gain on sale of approximately $699.8 million. The net proceeds from the sale were recorded in Cash Held in Escrows in the Company’s Consolidated Balance Sheets because the cash was held in escrow by a qualifying intermediary for the purpose of potentially accomplishing a like-kind exchange under Section 1031 of the Internal Revenue Code. The Company did not identify any qualifying replacement assets to accomplish the like-kind exchange by the statutory expiration date of July 21, 2006 and, as a result, the cash was released from escrow and returned to the Company with no restrictions as to its use. Pursuant to the purchase and sale agreement, the Company entered into a master lease agreement with the buyer at closing. Under the master lease agreement, the Company has guaranteed that the buyer will receive at least a minimum amount of base rent from approximately 74,340 square feet of space during the ten-year period following the expiration of the current leases for this space. The current leases for this space are scheduled to expire at various times between June 2006 and October 2007. The aggregate amount of base rent guaranteed by the Company over the entire period from 2006 to 2017 is approximately $67.3 million. The Company’s guarantee obligations, which are in the form of base rent payments to the buyer, will be reduced by the amount of base rent payable, whether or not actually paid, under qualifying leases for this space that are obtained by the Company from prospective tenants. The Company will remain responsible for any free rent periods. The buyer will bear all customary leasing costs for this space, including tenant improvements and leasing commissions. The recognized gain on sale of the property had been reduced by approximately $67.3 million, representing the Company’s maximum obligation under the master lease. Such amount has been deferred and recorded in Other Liabilities in the Company’s Consolidated

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheets and will be reduced as (1) payments are made under the master lease or (2) as qualifying leases are signed by the Company, at which time the Company will recognize additional gain on sale. Subsequent to the sale, the Company signed new qualifying leases for 26,681 net rentable square feet of the 74,340 net rentable square foot master lease obligation, resulting in the recognition of approximately $21.0 million of additional gain on sale of real estate. As of December 31, 2006, the master lease obligation totaled approximately $45.8 million. As part of the transaction, the buyer has engaged the Company as the property manager and leasing agent for 280 Park Avenue for a one-year term that renews automatically. Either party has the right to terminate this relationship at any time after the termination or expiration of the master lease agreement described above. The Company will recognize management fees on a fair value basis over the term of the agreement. As a result, the recognized gain on sale of the property has been reduced by approximately $16.6 million, representing the difference between the management fees to be received by the Company and the fair value of the management fees. Such amount has been deferred and recorded in Other Liabilities in the Company’s Consolidated Balance Sheets and will be recognized as management services revenue over the term of the management agreement. Under the purchase and sale agreement, the Company has also agreed to provide to the buyer fixed monthly revenue support from the closing date until December 31, 2008. The aggregate amount of the revenue support payments will be approximately $22.5 million and has been recorded as a purchase price adjustment and included in Other Liabilities within the Company’s Consolidated Balance Sheets. As of December 31, 2006, the revenue support obligation totaled approximately $15.2 million. Due to the Company’s continuing involvement through an agreement with the buyer to manage and lease the property for a fee after the sale and the financial obligations discussed above, this property has not been categorized as discontinued operations in the accompanying Consolidated Statements of Operations (See Note 20).

On November 17, 2006, the Company executed a binding agreement for the sale of the long-term leasehold interest in 5 Times Square in New York City and related credits, for approximately $1.28 billion in cash. 5 Times Square is a fully-leased Class A office tower that contains approximately 1,101,779 net rentable square feet. In conjunction with the sale, the Company has agreed to provide to the buyer monthly revenue support from the closing date until December 31, 2008. The aggregate amount of the revenue support payments will be approximately $1.6 million. As part of the transaction, the buyer has agreed to engage the Company as the property manager for 5 Times Square for a five-year term. Either party will have the right to terminate this relationship at any time after four years upon giving the other party six (6) months advance notice. If not terminated, the agreement will automatically renew for successive one-year terms unless terminated by either party upon ninety (90) days advance notice. Due to the Company’s continuing involvement through an agreement with the buyer to manage the property for a fee after the sale and the financial obligations discussed above, this property has not been categorized as discontinued operations in the accompanying Consolidated Statements of Operations (See Note 20). At December 31, 2006, the Company had categorized 5 Times Square as “Held for Sale” in its Consolidated Balance Sheets (See Note 20). The sale was completed on February 15, 2007 (See Note 23).

4.	Deferred Charges

Deferred charges consisted of the following at December 31, (in thousands):

	2006	2005
Leasing costs	$355,290	$302,173
Financing costs	69,608	79,032

	424,898	381,205
Less: Accumulated amortization	(150,819)	(138,545)

	$274,079	$242,660

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consists of the following at December 31, 2006:

Entity	Properties	Nominal % Ownership

Square 407 Limited Partnership	Market Square North	50.0%

The Metropolitan Square Associates LLC	Metropolitan Square	51.0	%(1)

BP/CRF 265 Franklin Street Holdings LLC	265 Franklin Street	35.0%

BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(2)

KEG Associates I, LLC	505 9th Street	50.0	%(3)

Wisconsin Place Entities	Wisconsin Place	23.9	%(3)(4)

New York Land Venture	New York Land	50.0	%(3)

Boston Properties Office Value-Added Fund, L.P.	Worldgate Plaza, 300 Billerica Road and One & Two Circle Star Way	25.0	%(2)

(1)	This joint venture is accounted for under the equity method due to participatory rights of the outside partner.
(2)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(3)	The property is not in operation (i.e., under construction).
(4)	Represents the Company’s effective ownership interest. The Company has a 66.67%, 5% and 0% interest in the office, retail and residential joint venture entities, respectively, which each own a 33.33% interest in the entity developing and owning the land and infrastructure of the project.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The combined summarized financial information of the unconsolidated joint ventures is as follows (in thousands):

	December 31,
Balance Sheets	2006	2005
Real estate and development in process, net	$760,139	$733,908
Other assets	87,759	67,654

Total assets	$847,898	$801,562

Mortgage and Notes payable (1)	$630,254	$587,727
Other liabilities	36,991	18,717
Members’/Partners’ equity	180,653	195,118

Total liabilities and members’/partners’ equity	$847,898	$801,562

Company’s share of equity	$81,053	$87,489
Basis differential (2)	2,658	2,718

Carrying value of the Company’s investments in unconsolidated joint ventures	$83,711	$90,207

(1)	The Company and its third-party joint venture partners in the Wisconsin Place Entities have guaranteed the seller financing totaling $15.5 million related to the acquisition of the land by the Land and Infrastructure Entity. The Company and its third-party joint venture partners in the New York Land Venture have each agreed to guarantee approximately $11.8 million of the mortgage loan. The fair value of the Company’s stand-ready obligations related to the issuance of these guarantees is immaterial.
(2)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related asset. Basis differentials occur primarily upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Operations	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Total revenue	$103,050	$96,189	$66,755
Expenses
Operating	33,595	31,354	21,241
Interest	34,899	32,469	21,821
Depreciation and amortization	23,959	22,354	14,928
Loss from early extinguishment of debt	205	—	—

Total expenses	92,658	86,177	57,990

Income before gain on sale of real estate	10,392	10,012	8,765
Gain on sale of real estate	51,384	—	—

Net income	$61,776	$10,012	$8,765

Company’s share of net income	$24,507	$4,829	$3,380

6.	Mortgage Notes Payable

The Company had outstanding mortgage notes payable totaling approximately $2.7 billion and $3.3 billion as of December 31, 2006 and 2005, respectively, each collateralized by one or more buildings and related land included in real estate assets. The mortgage notes payable are generally due in monthly installments and mature at various dates through August 1, 2021.

Fixed rate mortgage notes payable totaled approximately $2.0 billion and $2.5 billion at December 31, 2006 and 2005, respectively, with interest rates ranging from 5.55% to 8.54% per annum (averaging 7.08% and 7.15% at December 31, 2006 and 2005, respectively).

Variable rate mortgage notes payable (including construction loans payable) totaled approximately $711.5 million and $816.1 million at December 31, 2006 and 2005, respectively, with interest rates ranging from 0.25% to 1.25% above the London Interbank Offered Rate (“LIBOR”) in 2006 and ranging from 0.32% to 1.65% above LIBOR in 2005. As of December 31, 2006 and 2005, the LIBOR rate was 5.32% and 4.39%, respectively.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On November 21, 2006, the Company obtained construction financing totaling $200.0 million collateralized by its South of Market development project located in Reston, Virginia. South of Market is a Class A office project consisting of three buildings aggregating approximately 652,000 net rentable square feet. The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum and matures in November 2009 with two one-year extension options.

During 2005, the Company entered into forward-starting interest rate swap contracts to lock the 10-year treasury rate and 10-year swap spread in contemplation of obtaining long-term fixed-rate financing to refinance existing debt that is expiring or freely prepayable prior to February 2007. Based on swap spreads at each trade date, the swaps fix the 10-year treasury rate for a financing in February 2007 at a weighted average of 4.34% per annum on notional amounts aggregating $500.0 million. The swaps were to go into effect in February 2007 and expire in February 2017. The Company entered into the interest rate swap contracts designated and qualifying as a cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the Treasury rate in contemplation of obtaining ten-year fixed-rate financing in early 2007. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments. The Company has formally documented all of its relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also assesses and documents, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

items. All components of the forward-starting interest rate swap contracts were included in the assessment of hedge effectiveness. On December 19, 2006, the Company entered into an interest rate lock agreement with a lender for a fixed interest rate of 5.57% per annum on a ten-year mortgage financing totaling $750.0 million to be collateralized by the Company’s 599 Lexington Avenue property in New York City. On February 12, 2007, the Company closed on the mortgage financing (See Note 23). In conjunction with the interest rate lock agreement, the Company terminated its forward-starting interest rate swap contracts and received approximately $10.9 million, which amount will reduce the Company’s interest expense over the ten-year term of the financing, resulting in an effective interest rate of 5.38% per annum. The Company has recorded the changes in fair value of the swap contracts related to the effective portion of the interest rate contracts totaling approximately $10.9 million in Accumulated Other Comprehensive Income (Loss) within the Company’s Consolidated Balance Sheets. The Company expects that within the next twelve months it will reclassify into earnings approximately $1.0 million of the amounts recorded within Accumulated Other Comprehensive Income (Loss) relating to the forward-starting interest rate swap contracts.

Five mortgage loans totaling approximately $300.7 million at December 31, 2006 and four mortgage loans totaling approximately $250.6 million at December 31, 2005 have been accounted for at their fair values on the date the mortgage loans were assumed. The impact of using this accounting method decreased interest expense by $3.7 million, $3.2 million and $2.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. The cumulative liability related to these accounting methods was $20.1 million and $20.8 million at December 31, 2006 and 2005, respectively, and is included in mortgage notes payable.

Combined aggregate principal payments of mortgage notes payable at December 31, 2006 are as follows:

(in thousands)
2007	$41,492
2008	1,268,672
2009	191,982
2010	351,844
2011	540,384
Thereafter	264,992

7.	Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of December 31, 2006 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate (1)	Principal Amount	Maturity Date (2)
10 Year Unsecured Senior Notes	6.250%	6.296%	$750,000	01/15/13
10 Year Unsecured Senior Notes	6.250%	6.280%	175,000	01/15/13
12 Year Unsecured Senior Notes	5.625%	5.636%	300,000	04/15/15
12 Year Unsecured Senior Notes	5.000%	5.075%	250,000	06/01/15

Total principal			1,475,000
Net discount			(3,525)

Total			$1,471,475

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At December 31, 2006 and 2005, the Company was in compliance with each of these financial restrictions and requirements.

8.	Unsecured Exchangeable Senior Notes

On April 6, 2006, the Company completed a public offering of $400 million in aggregate principal amount of its 3.75% exchangeable senior notes due 2036. On May 2, 2006, the Company issued an additional $50 million aggregate principal amount of the notes as a result of the exercise by the underwriter of its over-allotment option. The notes mature on May 15, 2036, unless earlier repurchased, exchanged or redeemed.

Upon the occurrence of specified events, holders of the notes may exchange their notes prior to the close of business on the scheduled trading day immediately preceding May 18, 2013 into cash and, at the Company’s option, shares of Boston Properties, Inc.’s common stock at an exchange rate of 9.3900 shares per $1,000 principal amount of notes (or an exchange price of approximately $106.50 per share of common stock). The initial exchange rate of 8.9461 shares per $1,000 principal amount of notes and the initial exchange price of approximately $111.78 per share of Boston Properties, Inc.’s common stock were adjusted effective as of December 29, 2006 in connection with the special distribution declared on December 15, 2006. On and after May 18, 2013, the notes will be exchangeable at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date at the option of the holder at the applicable exchange rate. The exchange rate is subject to adjustment in certain circumstances.

Prior to May 18, 2013, the Company may not redeem the notes except to preserve Boston Properties, Inc.’s status as a REIT. On or after May 18, 2013, the Company may redeem all or a portion of the notes for cash at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. The Company must make at least 12 semi-annual interest payments (including interest payments on November 15, 2006 and May 15, 2013) before redeeming any notes at the option of the Company. Note holders may require the Company to repurchase all or a portion of the notes on May 18, 2013 and May 15 of 2016, 2021, 2026 and 2031 at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the repurchase date. The Company will pay cash for all notes so repurchased.

If the Company undergoes a “fundamental change,” note holders will have the option to require the Company to purchase all or any portion of the notes at a purchase price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the fundamental change purchase date. The Company will pay cash for all notes so purchased. In addition, if a fundamental change occurs prior to May 18, 2013, the Company will increase the exchange rate for a holder who elects to exchange its notes in connection with such a fundamental change under certain circumstances. The notes are senior unsecured obligations of the Company and will rank equally in right of payment to all existing and future senior unsecured indebtedness and senior to any future subordinated indebtedness of the Company. The notes will effectively rank junior in right of payment to all existing and future secured indebtedness of the Company. The notes will be structurally subordinated to all liabilities of the subsidiaries of the Company.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Unsecured Line of Credit

On August 3, 2006, the Company modified its $605.0 million unsecured revolving credit facility (the “Unsecured Line of Credit”) by extending the maturity date from October 30, 2007 to August 3, 2010, with a provision for a one-year extension at the option of the Company, subject to certain conditions, and by reducing the per annum variable interest rate on outstanding balances from Eurodollar plus 0.65% to Eurodollar plus 0.55% per annum. The Unsecured Line of Credit is a recourse obligation of the Company. Under the Unsecured Line of Credit, a facility fee equal to 15 basis points per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in the Company’s unsecured debt ratings. The Unsecured Line of Credit involves a syndicate of lenders. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a negotiated LIBOR-based rate. The Company had an outstanding balance on the Unsecured Line of Credit of $225.0 million and $283.0 million at December 31, 2006 and 2005, respectively, of which $225.0 million at December 31, 2006 and 2005 was collateralized by the Company’s 599 Lexington Avenue property and therefore is included in Mortgage Notes Payable in the Company’s Consolidated Balance Sheets. On February 12, 2007, the Company repaid the $225.0 million draw that was collateralized by the Company’s 599 Lexington Avenue (See Note 23). The weighted-average balance outstanding was approximately $240.4 million and $107.3 million (including the $225.0 million collateralized by 599 Lexington Avenue) during the year ended December 31, 2006 and 2005, respectively. The weighted-average interest rate on amounts outstanding was approximately 5.38% and 4.32% during the year ended December 31, 2006 and 2005, respectively.

The terms of the Unsecured Line of Credit require that the Company maintain a number of customary financial and other covenants on an ongoing basis, including: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within 180 days, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within 180 days, (5) a minimum net worth requirement, (6) an unsecured debt interest coverage ratio of at least 1.75 and (7) limitations on permitted investments, development, partially owned entities, business outside of commercial real estate and commercial non-office properties. At December 31, 2006 and 2005, the Company was in compliance with each of these financial and other covenant requirements.

10.	Commitments and Contingencies

General

In the normal course of business, the Company guarantees its performance of services or indemnifies third parties against its negligence.

The Company has letter of credit and performance obligations of approximately $25.8 million related to lender and development requirements.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company carries insurance coverage on its properties of types and in amounts and with deductibles that it believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act, or TRIA, was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) through December 31, 2004, which date was extended to December 31, 2005 by the United States Department of Treasury on June 18, 2004 and which date was further extended to December 31, 2007 by the Terrorism Risk Insurance Extension Act of 2005 (the “TRIA Extension Act”). TRIA expires on December 31, 2007, and the Company cannot currently anticipate whether it will be extended. Effective as of March 1, 2007, the Company’s property insurance program per occurrence limits were increased from $800 million to $900 million including coverage for “certified” acts of terrorism by TRIA and coverage for “non-certified” acts of terrorism by TRIA up to $500 million per occurrence, and an additional $400 million of coverage for “non-certified” acts of terrorism by TRIA on a per occurrence and annual aggregate basis. The Company also carries nuclear, biological, chemical and radiological terrorism insurance coverage (“NBCR Coverage”) for “certified” acts of terrorism as defined by TRIA, which is provided by IXP, LLC as a direct insurer. Effective as of March 1, 2007, the Company extended the NBCR Coverage to March 1, 2008, excluding the Company’s Value-Added Fund properties. Effective as of March 1, 2007, the per occurrence limit for NBCR Coverage was increased from $800 million to $900 million. Under TRIA, after the payment of the required deductible and coinsurance the NBCR Coverage is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” Under the TRIA Extension Act (a) the program trigger is $5 million through March 31, 2006, $50 million from April 1, 2006 through December 31, 2006 and $100 million from January 1, 2007 through December 31, 2007 and (b) the coinsurance is 10% through December 31, 2006 and 15% through December 31, 2007. The Company may elect to terminate the NBCR Coverage if there is a change in its portfolio or for any other reason. In the event TRIA is not extended beyond December 31, 2007 (i) the NBCR coverage provided by IXP will terminate and (ii) the Company will have some gaps in its coverage for acts of terrorism that would have constituted both “certified” and “non-certified” acts of terrorism had TRIA not expired and the Company may obtain the right to replace a portion of such coverage. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance and maintain insurance in amounts and on terms that are commercially reasonable.

The Company also currently carries earthquake insurance on its properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that the Company believes are commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, the Company currently carries earthquake insurance which covers its San Francisco region with a $120 million per occurrence limit and a $120 million annual aggregate limit, $20 million of which is provided by IXP, LLC, as a direct insurer. The amount of the Company’s earthquake insurance coverage may not be sufficient to cover losses from earthquakes. The Company may discontinue earthquake insurance on some or all of its properties in the future if the premiums exceed the Company’s estimation of the value of the coverage.

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

State and Local Tax Matters

Because the Company is organized and qualifies as a limited partnership, it is generally not subject to federal income taxes, but is subject to certain state and local taxes. In the normal course of business, certain entities through which the Company owns real estate either have undergone, or are currently undergoing, tax audits. Although the Company believes that it has substantial arguments in favor of its positions in the ongoing audits, in some instances there is no controlling precedent or interpretive guidance on the specific point at issue. Collectively, tax deficiency notices received to date from the jurisdictions conducting the ongoing audits have not been material. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on the Company’s results of operations.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Tax Protection Obligations

The Company’s Partnership Agreement provides that, until June 23, 2007, the Company may not sell or otherwise transfer three designated properties (or a property acquired pursuant to the disposition of a designated property in a non-taxable transaction) in a taxable transaction without the prior written consent of Mr. Mortimer B. Zuckerman, Chairman of the Board of Directors of Boston Properties, Inc., and Mr. Edward H. Linde, President and Chief Executive Officer of Boston Properties, Inc. The Company is not required to obtain their consent if each of them does not hold at least 30% of their original interests in the Company, or if those properties are transferred in a non-taxable transaction.

In connection with the acquisition or contribution of 24 properties, the Company entered into similar agreements for the benefit of the selling or contributing parties which specifically state that until specified dates ranging from November 2007 to April 2016, or such time as the contributors do not hold at least a specified percentage of the OP Units owned by such person following the contribution of the properties, the Company will not sell or otherwise transfer the properties in a taxable transaction. If the Company does sell or transfer the properties in a taxable transaction, it would be liable to the contributors for contractual damages.

11.	Minority Interests in Property Partnerships

The minority interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $12.5 million and $18.0 million at December 31, 2006 and December 31, 2005, respectively, are included in Minority Interests in Property Partnerships on the accompanying Consolidated Balance Sheets.

On May 31, 2006, the Company redeemed the outside members’ equity interests in the limited liability company that owns Citigroup Center for an aggregate redemption price of $100 million, with $50 million paid at closing and $25 million to be paid on each of the first and second anniversaries of the closing or, if earlier, in connection with a sale of Citigroup Center. In addition, the parties terminated the existing tax protection agreement. The redemption was accounted for using the purchase method in accordance with Financial Accounting Standards Board’s (“FASB”) Statements of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” (“SFAS No. 141”). The difference between the aggregate book value of the outside members’ equity interests totaling approximately $14.9 million and the purchase price increased the recorded value of the property’s net assets. The unpaid redemption price was recorded at its fair value in Other Liabilities in the Company’s Consolidated Balance Sheets and totaled $47.3 million at December 31, 2006.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Redeemable Partnership Units

The following table reflects the activity for redeemable partnership units for the years ended December 31, 2006, 2005 and 2004:

Balance at December 31, 2003	$1,419,360
Contributions	8,120
Net income	75,852
Distributions	(70,209)
Conversion of redeemable partnership units	(56,843)
Unearned compensation	(6,379)
Adjustments to reflect redeemable partnership units at redemption value	381,324

Balance at December 31, 2004	1,751,225
Contributions	24,670
Net income	113,738
Distributions	(137,565)
Conversion of redeemable partnership units	(24,499)
Unearned compensation	(6,282)
Adjustments to reflect redeemable partnership units at redemption value	251,753

Balance at December 31, 2005	1,973,040
Contributions	10,098
Net income	186,408
Distributions	(194,277)
Conversion of redeemable partnership units	(87,347)
Unearned compensation	(5,119)
Adjustments to reflect redeemable partnership units at redemption value	756,996

Balance at December 31, 2006	$2,639,799

Operating Partnership Units

Pursuant to the Company’s Partnership Agreement, certain limited partners in the Company have the right to redeem all or any portion of their interest for cash from the Company. However, Boston Properties, Inc. may elect to acquire the interest by issuing common stock in exchange for their interest. The amount of cash to be paid to the limited partner if the redemption right is exercised and the cash option is elected is based on the trading price of Boston Properties, Inc.’s common stock at that time. Due to the redemption option existing outside the control of the Company, such limited partners’ units are not included in Partners’ Capital. The value of the OP Units (not owned by Boston Properties, Inc. and including LTIP Units assuming that all conditions have been met for the conversion thereof) had such units been redeemed at December 31, 2006 was approximately $2.4 billion based on the closing price of Boston Properties, Inc.’s common stock of $111.88 per share.

During the years ended December 31, 2006 and 2005, 3,161,265 and 924,976 OP Units, respectively, were presented by the holders for redemption and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock. The aggregate book value of the OP Units that were redeemed, as measured for each OP Unit on the date of its redemption, was approximately $87.3 million and $22.7 million during the years ended December 31, 2006 and 2005, respectively.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Units

The Preferred Units at December 31, 2006 consist solely of 1,719,230 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) an increasing rate, ranging from 5.00% to 7.00% per annum (7.00% for the years ended December 31, 2006, 2005 and 2004) on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). Distributions to holders of Preferred Units are recognized on a straight-line basis that approximates the effective interest method.

During the years ended December 31, 2006 and 2005, 1,982,105 and 381,000 Series Two Preferred Units of the Company, respectively, were converted by the holders into 2,601,132 and 500,000 OP Units, respectively. In addition, the Company paid the accrued preferred distributions due to the holders of Preferred Units that were converted.

Due to the redemption option and the conversion option existing outside the control of the Company, such Preferred Units are not included in Partners’ Capital and are reflected in the consolidated balance sheets at an amount equivalent to the value of such units had such units been redeemed at December 31, 2006 and 2005. The value of the Series Two Preferred Units had such units been redeemed at December 31, 2006 was approximately $252.4 million based on the closing price of Boston Properties, Inc.’s common stock of $111.88 per share. Included in preferred distributions and allocation of undistributed earnings in the Consolidated Statements of Operations is accretion of approximately $1.2 million, $1.7 million and $2.0 million for the years ended December 31, 2006, 2005 and 2004, respectively, which represents the accretion of Preferred Units from the value at issuance to the liquidation value.

On December 15, 2006, Boston Properties, Inc., as general partner of the Company, declared a special cash distribution on the OP Units and LTIP Units in the amount of $5.40 per unit which was paid on January 30, 2007 to unitholders of record as of the close of business on December 30, 2006. The special cash distribution was in addition to the regular quarterly distributions of $0.68, $0.68, $0.68 and $0.68 per unit which were declared by Boston Properties, Inc., as general partner of the Company, during the year ended December 31, 2006. Holders of Series Two Preferred Units will participate in the $5.40 per unit special cash distribution on an as-converted basis in connection with their regular May 2007 distribution payment as provided for in the Company’s partnership agreement. At December 31, 2006, the Company accrued approximately $12.2 million related to the $5.40 per unit special cash distribution payable to holders of the Series Two Preferred Units and allocated earnings to the Series Two Preferred Units of approximately $12.2 million, which amount has been reflected in Preferred Distributions and Allocation of Undistributed Earnings within the Consolidated Statements of Operations for the year ended December 31, 2006.

On July 21, 2005, Boston Properties, Inc., as general partner of the Company, declared a special cash distribution on the OP Units and LTIP Units in the amount of $2.50 per unit which was paid on October 31, 2005 to unitholders of record as of the close of business on September 30, 2005. The special cash distribution was in addition to the regular quarterly distributions of $0.65, $0.68, $0.68 and $0.68 per unit which were declared by Boston Properties, Inc., as general partner of the Company, during the year ended December 31, 2005. Holders of Series Two Preferred Units participated in the $2.50 per unit special cash distribution on an as-converted basis in connection with their regular February 2006 distribution payment as provided for in the Company’s partnership agreement. At December 31, 2005, the Company accrued approximately $12.1 million related to the $2.50 per unit special cash distribution payable to holders of the Series Two Preferred Units and allocated earnings to the Series Two Preferred Units of approximately $12.1 million, which amount has been reflected in Preferred Distributions and Allocation of Undistributed Earnings within the Consolidated Statements of Operations for the year ended December 31, 2005.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Partners’ Capital

The following table presents the changes in the issued and outstanding partners’ capital units since January 1, 2004:

	General Partner Units	Limited Partner Units	Total Partners’ Capital Units
Outstanding at January 1, 2004	1,205,961	97,024,216	98,230,177
Units issued to Boston Properties, Inc. related to Common Stock issued for the completion of a public offering	53,964	5,646,036	5,700,000
Units issued to Boston Properties, Inc. related to Common Stock issued for the conversion of Preferred Units	16,379	1,713,705	1,730,084
Units issued to Boston Properties, Inc. related to Common Stock issued under the Employee Stock Purchase Plan	106	11,019	11,125
Units issued to Boston Properties, Inc. related to Common Stock issued under the Restricted Stock Award Plan	224	23,433	23,657
Units issued to Boston Properties, Inc. related to Common Stock issued for stock option exercises	36,119	3,778,955	3,815,074
Units issued to Boston Properties, Inc. related to Common Stock issued in exchange for OP Units	7,672	802,696	810,368

Outstanding at December 31, 2004	1,320,425	109,000,060	110,320,485

Units issued to Boston Properties, Inc. related to Common Stock issued for the conversion of Preferred Units	5,082	494,918	500,000
Units issued to Boston Properties, Inc. related to Common Stock issued under the Employee Stock Purchase Plan	76	7,416	7,492
Units issued to Boston Properties, Inc. related to Common Stock issued under the Stock Option and Incentive Plan	13,105	1,276,204	1,289,309
Units issued to Boston Properties, Inc. related to Common Stock issued in exchange for OP Units	4,320	420,656	424,976

Outstanding at December 31, 2005	1,343,008	111,199,254	112,542,262

Units issued to Boston Properties, Inc. related to Common Stock issued for the conversion of Preferred Units	23,810	2,577,322	2,601,132
Units issued to Boston Properties, Inc. related to Common Stock issued under the Employee Stock Purchase Plan	70	7,563	7,633
Units issued to Boston Properties, Inc. related to Common Stock issued under the Stock Option and Incentive Plan	16,407	1,775,975	1,792,382
Units issued to Boston Properties, Inc. related to Common Stock issued in exchange for OP Units	5,127	555,006	560,133

Outstanding at December 31, 2006	1,388,422	116,115,120	117,503,542

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Future Minimum Rents

The Properties are leased to tenants under net operating leases with initial term expiration dates ranging from 2007 to 2029. The future minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of December 31, 2006, under non-cancelable operating leases (including leases for properties under development and excluding leases at 5 Times Square, which was categorized as “Held for Sale” at December 31, 2006 and was sold on February 15, 2007), which expire on various dates through 2029, are as follows:

Years Ending December 31,	(in thousands)
2007	$1,007,355
2008	985,194
2009	923,458
2010	849,336
2011	774,799
Thereafter	3,869,223

No single tenant represented more than 10.0% of the Company’s total rental revenue for the years ended December 31, 2006, 2005 and 2004.

15.	Segment Reporting

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Greater Boston, Greater Washington, D.C., Midtown Manhattan, Greater San Francisco and New Jersey. Segments by property type include: Class A Office, Office/Technical and Hotels.

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services, general and administrative expenses, interest expense, depreciation and amortization expense, minority interests in property partnerships, income from unconsolidated joint ventures, gains on sales of real estate and other assets, income from discontinued operations, gains on sales of real estate from discontinued operations and cumulative effect of a change in accounting principle and losses from early extinguishments of debt are not included in Net Operating Income as the internal reporting addresses these items on a corporate level.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information by geographic area and property type (dollars in thousands):

For the year ended December 31, 2006:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A Office	$309,760	$223,154	$515,713	$188,194	$64,781	$1,301,602
Office/Technical	26,973	15,459	—	—	—	42,432
Hotels	76,990	—	—	—	—	76,990

Total	413,723	238,613	515,713	188,194	64,781	1,421,024
% of Grand Totals	29.12%	16.79%	36.29%	13.24%	4.56%	100.0%
Rental Expenses:
Class A Office	118,938	59,556	155,015	71,830	28,228	433,567
Office/Technical	6,446	1,801	—	—	—	8,247
Hotels	55,538	—	—	—	—	55,538

Total	180,922	61,357	155,015	71,830	28,228	497,352
% of Grand Totals	36.37%	12.34%	31.17%	14.44%	5.68%	100.0%

Net operating income	$232,801	$177,256	$360,698	$116,364	$36,553	$923,672

% of Grand Totals	25.20%	19.19%	39.05%	12.60%	3.96%	100.0%

For the year ended December 31, 2005:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A Office	$296,003	$223,085	$531,481	$198,404	$66,502	$1,315,475
Office/Technical	8,527	15,031	—	—	—	23,558
Hotels	69,277	—	—	—	—	69,277

Total	373,807	238,116	531,481	198,404	66,502	1,408,310
% of Grand Totals	26.54%	16.91%	37.74%	14.09%	4.72%	100.00%
Rental Expenses:
Class A Office	108,173	59,100	165,500	73,105	27,448	433,326
Office/Technical	1,938	3,071	—	—	—	5,009
Hotels	51,689	—	—	—	—	51,689

Total	161,800	62,171	165,500	73,105	27,448	490,024
% of Grand Totals	33.02%	12.69%	33.77%	14.92%	5.60%	100.00%

Net operating income	$212,007	$175,945	$365,981	$125,299	$39,054	$918,286

% of Grand Totals	23.09%	19.16%	39.85%	13.65%	4.25%	100.00%

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2004:

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A Office	$286,568	$240,644	$478,652	$191,422	$69,051	$1,266,337
Office/Technical	8,525	14,144	—	134	—	22,803
Hotels	66,427	—	—	—	—	66,427

Total	361,520	254,788	478,652	191,556	69,051	1,355,567
% of Grand Totals	26.67%	18.80%	35.31%	14.13%	5.09%	100.00%
Rental Expenses:
Class A Office	98,480	66,505	147,127	71,616	27,587	411,315
Office/Technical	1,997	2,979	—	36	—	5,012
Hotels	49,442	—	—	—	—	49,442

Total	149,919	69,484	147,127	71,652	27,587	465,769
% of Grand Totals	32.19%	14.92%	31.59%	15.38%	5.92%	100.00%

Net operating income	$211,601	$185,304	$331,525	$119,904	$41,464	$889,798

% of Grand Totals	23.78%	20.83%	37.25%	13.48%	4.66%	100.00%

The following is a reconciliation of net operating income to net income available to common unitholders (in thousands):

	Years ended December 31,
	2006	2005	2004
Net operating income	$923,672	$918,286	$889,798
Add:
Development and management services	19,825	17,310	20,440
Interest and other	36,737	12,015	10,339
Minority interests in property partnerships	2,013	6,017	4,685
Income from unconsolidated joint ventures	24,507	4,829	3,380
Gains on sales of real estate and other assets	727,131	188,546	9,822
Gains on sales of real estate from discontinued operations	—	57,969	33,427
Income from discontinued operations	—	2,279	4,030
Less:
General and administrative	59,375	55,471	53,636
Interest expense	298,260	308,091	306,170
Depreciation and amortization	272,608	264,182	247,924
Losses from early extinguishments of debt	32,143	12,896	6,258
Cumulative effect of a change in accounting principle	—	5,043	—
Preferred distributions and allocation of undistributed earnings	22,814	26,780	17,133

Net income available to common unitholders	$1,048,685	$534,788	$344,800

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Earnings Per Common Unit

Earnings per common unit has been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both the net income and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income available to common unitholders by the weighted-average number of common units outstanding during the period. During 2004, the Company adopted EITF 03-6 “Participating Securities and the Two-Class Method under FASB 128” (“EITF 03-6”), which provides further guidance on the definition of participating securities. Pursuant to EITF 03-6, the Company’s Series Two Preferred Units, which are reflected as Redeemable Partnership Units in the Company’s Consolidated Balance Sheets, are considered participating securities and are included in the computation of basic and diluted earnings per common unit of the Company if the effect of applying the if-converted method is dilutive. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of the Company. Accordingly, for the reporting periods in which the Company’s net income is in excess of distributions paid on the OP Units, LTIP Units and Series Two Preferred Units, such income is allocated to the OP Units, LTIP Units and Series Two Preferred Units in proportion to their respective interests and the impact is included in the Company’s consolidated basic and diluted earnings per common unit computation. There were no amounts required to be allocated to the Series Two Preferred Units for the years ended December 31, 2006 and 2005. For the year ended December 31, 2004, approximately $70,000 was allocated to the Series Two Preferred Units in excess of distributions paid during the reporting period and is included in the Company’s computation of basic and diluted earnings per common unit. Other potentially dilutive common units, and the related impact on earnings, are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 21,202,000, 21,607,000 and 21,855,000 redeemable common units for the years ended December 31, 2006, 2005 and 2004, respectively.

	For the year ended December 31, 2006 (in thousands, except for per unit amounts)
	Income (Numerator)	Units (Denominator)	Per Unit Amount

Basic Earnings:
Net income available to common unitholders	$1,048,685	135,923	$7.72
Effect of Dilutive Securities:
Stock Based Compensation	—	2,356	(0.14)
Diluted Earnings:

Net income	$1,048,685	138,279	$7.58

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the year ended December 31, 2005 (in thousands, except for per unit amounts)
	Income (Numerator)	Units (Denominator)	Per Unit Amount

Basic Earnings:
Income available to common unitholders before discontinued operations and cumulative effect of a change in accounting principle	$479,583	132,881	$3.61
Discontinued operations	60,248	—	0.45
Cumulative effect of a change in accounting principle	(5,043)	—	(0.04)

Net income available to common unitholders	534,788	132,881	4.02
Effect of Dilutive Securities:
Stock Based Compensation	—	2,285	(0.06)
Diluted Earnings:

Net income	$534,788	135,166	$3.96

	For the year ended December 31, 2004 (in thousands, except for per unit amounts)
	Income (Numerator)	Units (Denominator)	Per Unit Amount

Basic Earnings:
Income available to common unitholders before discontinued operations	$307,343	128,313	$2.40
Discontinued operations	37,457	—	0.29

Net income available to common unitholders	344,800	128,313	2.69
Effect of Dilutive Securities:
Stock Based Compensation	—	2,304	(0.05)

Diluted Earnings:

Net income	$344,800	130,617	$2.64

17.	Employee Benefit Plan

Effective January 1, 1985, the predecessor of the Company adopted a 401(k) Savings Plan (the “Plan”) for its employees. Under the Plan, as amended, employees, as defined, are eligible to participate in the Plan after they have completed three months of service. Upon formation, the Company adopted the Plan and the terms of the Plan.

Effective January 1, 2000, the Company amended the Plan by increasing the Company’s matching contribution to 200% of the first 3% from 200% of the first 2% of participant’s eligible earnings contributed (utilizing earnings that are not in excess of an amount established by the IRS ($220,000 in 2006 and $225,000 in 2007), indexed for inflation) and by eliminating the vesting requirement. The Company’s aggregate matching contribution for the years ended December 31, 2006, 2005 and 2004 was $2.2 million, $2.1 million and $2.2 million, respectively.

Effective January 1, 2001, the Company amended the Plan to provide a supplemental retirement contribution to employees who have at least ten years of service on January 1, 2001, and who are 40 years of age or older as of January 1, 2001. The maximum supplemental retirement contribution will not exceed the annual limit on contributions established by the Internal Revenue Service. The Company will record an annual

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

supplemental retirement credit for the benefit of each participant. The Company’s supplemental retirement contribution and credit for the years ended December 31, 2006, 2005 and 2004 was $191,000, $189,000 and $167,000, respectively.

The Company also maintains a deferred compensation plan that is designed to allow officers of the Company to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these deferrals. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2006 and 2005, the Company has funded approximately $6.9 million and $4.8 million, respectively, into a separate account, which is not restricted as to its use. The Company’s liability under the plan is equal to the total amount of compensation deferred by the plan participants and earnings on the deferred compensation pursuant to investments elected by the plan participants. The Company’s liability as of December 31, 2006 and 2005 was $6.6 million and $4.8 million, respectively, which are included in the accompanying Consolidated Balance Sheets.

18.	Stock Option and Incentive Plan and Stock Purchase Plan

Boston Properties, Inc. has established a stock option and incentive plan for the purpose of attracting and retaining qualified employees and rewarding them for superior performance in achieving the Company’s business goals and enhancing stockholder value.

Under the plan, the number of shares of Common Stock available for issuance is 14,699,162 shares plus as of the first day of each calendar quarter after January 1, 2000, 9.5% of any net increase since the first day of the preceding calendar quarter in the total number of shares of Common Stock outstanding, on a fully converted basis (excluding Preferred Stock). At December 31, 2006, the number of shares available for issuance under the plan was 4,081,261, of which a maximum of 1,073,541 shares may be granted as awards other than stock options.

Options granted under the plan became exercisable over a two-, three- or five-year period and have terms of ten years, as determined at the time of the grant. All options were granted at the fair market value of the Company’s Common Stock at the dates of grant. As of January 17, 2005, all outstanding options had become fully vested and exercisable.

Boston Properties, Inc. issued 9,182, 12,317 and 32,585 shares of restricted stock and the Company issued 147,845, 211,408 and 166,430 LTIP Units under the plan during the years ended December 31, 2006, 2005 and 2004, respectively. The shares of restricted stock were valued at approximately $0.8 million ($89.03 per share weighted-average), $0.7 million ($57.99 per share weighted-average) and $1.6 million ($49.88 per share weighted-average) for the years ended December 31, 2006, 2005 and 2004, respectively. LTIP Units issued during 2006 and 2005 were valued using an option pricing model in accordance with the provisions of SFAS No. 123R. LTIP Units issued during the years ended December 31, 2006 and 2005 were valued at approximately $11.2 million and $10.5 million, respectively. The weighted-average per unit fair value of LTIP Unit grants in 2006 and 2005 was $75.64 and $49.59, respectively. The per unit fair value of each LTIP Unit granted in 2006 and 2005 was estimated on the date of grant using the following assumptions; an expected life of 6.5 and 8 years, a risk-free interest rate of 4.97% and 3.96% and an expected price volatility of 17.84% and 20.00%, respectively. For the year ended December 31, 2004 LTIP Units were valued at approximately $8.3 million ($49.82 per share weighted-average). An LTIP Unit is generally the economic equivalent of a share of restricted stock in Boston Properties, Inc. The aggregate value of the LTIP Units Partners’ Capital as it is reflected in Redeemable Partnership Units. The restricted stock and LTIP Units granted to employees between January 1, 2004 and November 21, 2006 vest over a five-year term. Grants of restricted stock and LTIP Units made on and after November 22, 2006 vest in four annual equal installments. Restricted stock and LTIP Units are measured at fair value on the date of grant based on the number of shares or units granted, as adjusted for forfeitures and the price

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. Distributions paid on both vested and unvested shares of restricted stock and LTIP Units are charged directly to Partners’ Capital and Redeemable Partnership Units, respectively, in the Consolidated Balance Sheets. Stock-based compensation expense associated with restricted stock and LTIP Units was approximately $7.7 million, $6.4 million and $4.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, in accordance with the modified prospective application transition provisions of SFAS No. 123R, the Company has recognized compensation expense of approximately $50,000 relating to its unvested stock options of Boston Properties, Inc. for the year ended December 31, 2005. At December 31, 2006, there was $19.3 million of unrecognized compensation cost related to unvested restricted stock and LTIP Units that is expected to be recognized over a weighted-average period of approximately 3.2 years.

In connection with the declaration of the special cash distributions of $5.40 per unit paid on January 30, 2007 to unitholders of record on December 29, 2006 and $2.50 per unit paid on October 31, 2005 to unitholders of record on September 30, 2005, the Board of Directors of Boston Properties, Inc. approved adjustments to all its outstanding stock option awards that were intended to ensure that its employees, directors and other persons who held such stock options were not disadvantaged by the special cash distributions. The exercise prices and number of all outstanding options were adjusted as of the close of business on the last trading day prior to the related “ex-dividend” date such that each option had the same fair value to the holder before and after giving effect to the payment of the special cash distributions. Accordingly, pursuant to the provisions of SFAS No. 123R, no compensation cost has been recognized in the Consolidated Statements of Operations in connection with such adjustments. As a result, effective as of the close of business on December 26, 2006, 2,655,275 outstanding stock options with a weighted-average exercise price of $39.37 were adjusted to 2,788,634 outstanding options with a weighted-average exercise price of $37.49, and effective as of the close of business on September 27, 2005, 4,325,656 outstanding stock options with a weighted-average exercise price of $38.96 were adjusted to 4,481,864 outstanding options with a weighted-average exercise price of $37.61. There were no other adjustments to the terms of the outstanding stock option awards.

A summary of the status of the Boston Properties, Inc.’s stock options as of December 31, 2006, 2005 and 2004 and changes during the years ended December 31, 2006, 2005 and 2004 are presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2003	9,439,680	$36.08
Granted	—	—
Exercised	(3,814,274)	$33.14
Canceled	(25,532)	$37.26

Outstanding at December 31, 2004	5,599,874	$38.08
Granted	—	—
Exercised	(1,270,436)	$35.06
Canceled	(34,158)	$35.78
Special Dividend Adjustment	156,208	$37.61

Outstanding at December 31, 2005	4,451,488	$37.63
Granted	—	—
Exercised	(1,793,418)	$35.05
Canceled	(2,795)	$28.31
Special Dividend Adjustment	133,359	$37.49

Outstanding at December 31, 2006	2,788,634	$37.49

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/06	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/06	Weighted-Average Exercise Price
$22.98-$34.65	663,936	4.8 Years	$34.24	663,936	$34.24
$35.91-$38.72	2,124,698	4.1 Years	$38.50	2,124,698	$38.50

The total intrinsic value of the outstanding and exercisable stock options as of December 31, 2006 was approximately $207.4 million. In addition, the Company had 4,451,488 and 5,196,166 options exercisable at weighted-average exercise prices of $37.63 and $38.11 at December 31, 2005 and 2004, respectively.

Boston Properties, Inc. adopted the 1999 Non-Qualified Employee Stock Purchase Plan (the “Stock Purchase Plan”) to encourage the ownership of Common Stock by eligible employees. The Stock Purchase Plan became effective on January 1, 1999 with an aggregate maximum of 250,000 shares of Common Stock available for issuance. The Stock Purchase Plan provides for eligible employees to purchase on the business day immediately following the end of the biannual purchase periods (i.e., January 1-June 30 and July 1-December 31) shares of Common Stock at a purchase price equal to 85% of the average closing prices of the Common Stock during the last ten business days of the purchase period. Boston Properties, Inc. issued 7,633, 7,492 and 11,125 shares with the weighted average purchase price equal to $69.02 per share, $56.56 per share and $41.54 per share under the Stock Purchase Plan during the years ended December 31, 2006, 2005 and 2004, respectively.

Effective January 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148. The Company’s share of compensation cost under SFAS No. 123, as amended by SFAS No. 148, for the stock performance-based plan would have been $1.8 million for the year ended December 31, 2004. Had compensation cost for Boston Properties, Inc.’s grants for stock-based compensation plans been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company’s net income, and net income per common unit for the year ended December 31, 2004 would approximate the pro forma amounts below:

2004
Net income (in thousands)	$342,993
Net income per common unit—basic	$2.67
Net income per common unit—diluted	$2.63

19.	Selected Interim Financial Information (unaudited)

The tables below reflect the Company’s selected quarterly information for the years ended December 31, 2006 and 2005. Certain 2005 amounts have been reclassified to conform to the current presentation of discontinued operations.

	2006 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per unit amounts)
Total revenue	$356,104	$370,349	$372,460	$378,673
Income from continuing operations	$78,472	$57,059	$110,141	$98,696
Net income available to common unitholders	$81,431	$730,853	$128,406	$86,287
Income available to common unitholders per unit—basic	$0.61	$5.41	$0.94	$0.63
Income available to common unitholders per unit—diluted	$0.60	$5.32	$0.92	$0.62

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2005 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per unit amounts)
Total revenue	$354,273	$357,935	$359,094	$366,333
Income from continuing operations	$76,554	$69,627	$84,329	$87,307
Net income available to common unitholders	$73,922	$199,934	$69,453	$183,692
Income available to common unitholders per unit—basic	$0.56	$1.51	$0.52	$1.37
Income available to common unitholders per unit—diluted	$0.55	$1.48	$0.51	$1.35

20.	Held for Sale/Discontinued Operations

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

During the year ended December 31, 2006, the Company sold 280 Park Avenue, a Class A office property totaling approximately 1,179,000 net rentable square feet located in midtown Manhattan, as discussed in Note 3. On November 17, 2006, the Company executed a binding agreement for the sale of the long-term leasehold interest in 5 Times Square in New York City and related credits, for approximately $1.28 billion in cash. 5 Times Square is a fully-leased Class A office tower that contains approximately 1,101,779 net rentable square feet. On February 15, 2007, the Company completed the sale of 5 Times Square (See Note 23). At December 31, 2006, the Company had categorized 5 Times Square as “held for sale” in its Consolidated Balance Sheets. The following table reflects the assets and liabilities of 5 Times Square at December 31, 2006:

December 31, 2006
5 Times Square Balance Sheet
Total real estate, net	$410,860
Accrued rental income	50,527
Deferred charges, net	29,947
Other assets	4,393

Total assets	$495,727

Other liabilities	$3,007
Equity	492,720

Total liabilities and equity	$495,727

During the year ended December 31, 2005, the Company sold the following operating properties:

•	Old Federal Reserve, a Class A office property totaling approximately 150,000 net rentable square feet located in San Francisco, California;

•	100 East Pratt Street, a Class A office property totaling approximately 639,000 net rentable square feet located in Baltimore, Maryland;

•	Riverfront Plaza, a Class A office property totaling approximately 910,000 net rentable square feet located in Richmond, Virginia;

•	Residence Inn by Marriott, a 221-room extended-stay hotel property located in Cambridge, Massachusetts;

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	40-46 Harvard Street, an industrial property totaling approximately 152,000 net rentable square feet located in Westwood, Massachusetts; and

•	Embarcadero Center West Tower, a Class A office property totaling approximately 475,000 net rentable square feet located in San Francisco, California.

During the year ended December 31, 2004, the Company sold the following operating properties:

•	430 Rozzi Place, an industrial property totaling 20,000 net rentable square feet located in South San Francisco, California;

•	Hilltop Office Center, a complex of nine office/technical properties totaling approximately 143,000 net rentable square feet located in South San Francisco, California;

•	Sugarland Business Park—Building Two, an office/technical property totaling approximately 59,000 net rentable square feet located in Herndon, Virginia;

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

Due to the Company’s continuing involvement in the management, for a fee, of 280 Park Avenue and 5 Times Square through agreements with the buyers and other financial obligations to the buyers as discussed in Note 3, 280 Park Avenue and 5 Times Square have not been categorized as discontinued operations in the accompanying Consolidated Statements of Operations. Due to the Company’s continuing involvement in the management, for a fee, of the 100 East Pratt Street, Riverfront Plaza, Embarcadero Center West Tower and Hilltop Office Center properties through agreements with the buyers which were entered into at closing, these properties are not categorized as discontinued operations in the accompanying Consolidated Statements of Operations. As a result, the gains on sales related to these properties have been reflected under the caption “Gains on sales of real estate and other assets” in the Consolidated Statements of Operations. The Company has presented the other properties listed above as discontinued operations in its Consolidated Statements of Operations for the years ended December 31, 2005 and 2004, as applicable.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no properties categorized as discontinued operations for the year ended December 31, 2006. The following table summarizes income from discontinued operations (net of minority interest) and the related realized gains on sales of real estate from discontinued operations (net of minority interest) for the years ended December 31, 2006, 2005 and 2004:

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Total revenue	$—	$9,400	$17,379
Operating expenses	—	(6,309)	(9,849)
Interest Expense	—	—	—
Depreciation and Amortization	—	(812)	(3,292)
Minority interest in property partnership	—	—	(208)

Income from discontinued operations	$—	$2,279	$4,030

Realized gain on sale of real estate	$—	$57,969	$37,423
Minority interest in property partnership	—	—	(3,996)

Realized gains on sales of real estate (net of minority interest)	$—	$57,969	$33,427

The Company’s application of SFAS No. 144 results in the presentation of the net operating results of these qualifying properties sold during 2005 and 2004, as income from discontinued operations for all periods presented. In addition, SFAS No. 144 results in the gains on sale of these qualifying properties totaling approximately $58.0 million and $33.4 million (net of minority interest in property partnership’s share of $4.0 million) to be reflected as gains on sales of real estate from discontinued operations in the accompanying Consolidated Statements of Operations for the years ended December 31, 2005 and 2004, respectively. The application of SFAS No. 144 does not have an impact on net income available to common unitholders. SFAS No. 144 only impacts the presentation of these properties within the Consolidated Statements of Operations.

21.	Newly Issued Accounting Standards

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN No. 48 to have a material impact on the Company’s cash flows, results of operations, financial position or liquidity.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires the quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as the “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 was effective for financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s cash flows, results of operations, financial position or liquidity.

22.	Related Party Transactions

The Company paid Applied Printing Technologies, a printing company affiliated with Mr. Mortimer B. Zuckerman, approximately $0, $67,000 and $53,000 during the years ended December 31, 2006, 2005 and 2004, respectively, for printing services principally relating to the printing of Boston Properties, Inc.’s annual report to shareholders.

An entity controlled by Mr. Mortimer B. Zuckerman, Chairman of the Board of Directors of Boston Properties, Inc., owned an office building located at 2400 N Street, N.W. in Washington, D.C., in which a company affiliated with Mr. Zuckerman leased 100% of the building. The Company had entered into an agreement with an entity controlled by Mr. Zuckerman to manage this property on terms comparable with other third-party property management agreements that the Company currently has in place. The disinterested members of Boston Properties, Inc.’s Board of Directors had approved the management agreement between the Company and Mr. Zuckerman’s affiliate. Under the management agreement, the Company had also agreed to provide consulting services and assistance in connection with a possible sale of this property in exchange for a fee of $100,000 payable upon the closing of the sale of the property. During the years ended December 31, 2005 and 2004, the Company received approximately $329,000 and $777,000, respectively, for reimbursements of building operating costs and earned $66,000 and $135,000, respectively, in management fees under the management agreement. During the year ended December 31, 2005, the entity controlled by Mr. Zuckerman closed on the sale of the property and pursuant to the management agreement the Company received and recognized $100,000 for consulting services and assistance in connection with the sale.

On October 26, 2005, the Company entered into an agreement with an entity owned by Mr. Zuckerman. Under the agreement, which was approved by the disinterested members of Boston Properties, Inc.’s Board of Directors, the Company renders project management services to such entity in exchange for a fee. The Company extended its services under a letter dated October 10, 2006. Under the agreement, as extended, the Company earned $79,800 and $34,200 during the years ended December 31, 2006 and 2005, respectively.

A firm controlled by Mr. Raymond A. Ritchey’s brother was paid aggregate leasing commissions, of approximately $559,000, $0 and $626,000 for the years ended December 31, 2006, 2005 and 2004, respectively,

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to certain exclusive leasing arrangements for certain Northern Virginia properties. Mr. Ritchey is an Executive Vice President of Boston Properties, Inc.

Mr. Martin Turchin, a member of Boston Properties, Inc.’s Board of Directors, is a non-executive/non-director Vice Chairman of CB Richard Ellis (“CBRE”). Through an arrangement with CBRE and its predecessor, Insignia/ESG, Inc. that has been in place since 1985, Mr. Turchin and Turchin & Associates, an entity owned by Mr. Turchin (95%) and his son (5%), participate in brokerage activities for which CBRE is retained as leasing agent, some of which involve leases for space within buildings owned by the Company. Additionally, Mr. Turchin’s son is employed by CBRE and works on transactions for which CBRE earns commission income from the Company. Mr. Turchin’s son’s compensation from CBRE is in the form of salary and bonus, neither of which is directly tied to CBRE’s transactions with the Company. For the years ended December 31, 2006, 2005 and 2004, Mr. Turchin, directly and through Turchin & Associates, received commission income of $19,000, $194,000 and $220,000, respectively, from commissions earned by CBRE and its predecessor, Insignia/ESG, Inc., from the Company. Pursuant to its arrangement with CBRE, Turchin & Associates has confirmed to the Company that it is paid on the same basis with respect to properties owned by the Company as it is with respect to properties owned by other clients of CBRE. Mr. Turchin does not participate in any discussions or other activities relating to the Company’s contractual arrangements with CBRE either in his capacity as a member of Boston Properties, Inc.’s Board of Directors or as a Vice Chairman of CBRE.

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

On October 21, 2004, the Company entered into an agreement (the “2004 Agreement”) to modify several provisions of the Development Agreement. Under the terms of the 2004 Agreement, the Company and affiliates of Mr. Landis amended the Development Agreement to limit the rights of Mr. Landis and his affiliates to participate in the development of properties under the Development Agreement. Among other things, Mr. Landis agreed that (1) Mr. Landis and his affiliates will have no right to participate in any entity formed to acquire land parcels or the development company formed by the Company to provide development services under the Development Agreement, (2) Mr. Landis will have no right or obligation to play a role in development activities engaged in by the development company formed by the Company under the Development Agreement or receive compensation from the development company and (3) the affiliate of Mr. Landis will have no right to receive a contingent payment for developed properties based on stabilized returns. In exchange, Boston Properties, Inc. (together with the Company) agreed to:

•	effective as of June 30, 1998, pay Mr. Landis $125,000 on January 1 of each year until the earlier of (A) January 1, 2018, (B) the termination of the Development Agreement or (C) the date on which all

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In accordance with Boston Properties, Inc.’s 1997 Stock Option and Incentive Plan, as amended, and as approved by the Board of Directors of Boston Properties, Inc., each non-employee director has made an election to receive deferred stock units in lieu of cash fees. The deferred stock units will be settled in shares of common stock upon the cessation of such director’s service on the Board of Directors. As a result of these elections, the aggregate cash fees otherwise payable to a non-employee director during a fiscal quarter are converted into a number of deferred stock units equal to the aggregate cash fees divided by the last reported sales price of a share of Boston Properties, Inc.’s common stock on the last trading of the applicable fiscal quarter. The deferred stock units are also credited with dividend equivalents. At December 31, 2006 and 2005, Boston Properties, Inc. had outstanding 54,157, 46,800 and 43,552 deferred stock units, respectively, with an aggregate value of approximately $3.0 million, $2.4 million and $2.1 million, respectively, which amounts are included in the accompanying Consolidated Balance Sheets.

23.	Subsequent Events

On January 5, 2007 and January 18, 2007, the Company acquired adjacent parcels of land located in Springfield, Virginia for a purchase price of approximately $12.0 million and $4.5 million, respectively. The

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company also has an agreement to acquire an additional adjacent parcel of land for a purchase price of approximately $25.6 million. The assembled land parcels will support a commercial development of approximately 800,000 net rentable square feet.

On January 9, 2007, the Company acquired a parcel of land located in New York City, through a majority-owned venture, for a purchase price of approximately $38.8 million. On January 24, 2007, the Company acquired an adjacent parcel of land, through a majority-owned venture, for a purchase price of approximately $160.0 million. On February 1, 2007, the Company acquired an additional adjacent parcel of land, through a majority-owned venture, for a purchase price of approximately $30.0 million. The Company also has agreements to acquire other real estate interests, through the majority-owned venture, for approximately $30.0 million. The acquisitions were financed with members’ capital contributions and a $160.0 million mortgage loan bearing interest at a variable rate equal to LIBOR plus 0.40% per annum and maturing in January 2009. The assembled land parcels will support the development of an approximately 885,000 net rentable square foot Class A office tower. On February 26, 2007, the Company entered into an agreement to acquire the outside member’s equity interest in the venture for approximately $21.0 million.

On January 29, 2007, the Company acquired a parcel of land located in Waltham, Massachusetts for a purchase price of approximately $13.9 million.

On February 2, 2007, the Company issued 5,951 shares of restricted stock and the Company’s Operating Partnership issued 152,651 LTIP Units to employees under the stock option and incentive plan.

On February 6, 2007, the Company completed an offering of $862.5 million in aggregate principal amount (including $112.5 million as a result of the exercise by the initial purchasers of their over-allotment option) of its 2.875% exchangeable senior notes due 2037. The notes were priced at 97.433333% of their face amount, resulting in an effective interest rate of approximately 3.438% per annum and net proceeds to the Company of approximately $840.0 million. The notes mature on February 15, 2037, unless earlier repurchased, exchanged or redeemed.

Upon the occurrence of specified events, holders of the notes may exchange their notes prior to the close of business on the scheduled trading day immediately preceding February 20, 2012 into cash and, at the Company’s option, shares of Boston Properties, Inc. common stock at an initial exchange rate of 6.6090 shares per $1,000 principal amount of notes (or an initial exchange price of approximately $151.31 per share of Boston Properties, Inc. common stock). On and after February 20, 2012, the notes will be exchangeable at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date at the option of the holder at the applicable exchange rate. The initial exchange rate is subject to adjustment in certain circumstances.

Prior to February 20, 2012, the Company may not redeem the notes except to preserve Boston Properties, Inc.’s status as a REIT. On or after February 20, 2012, the Company may redeem all or a portion of the notes for cash at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Note holders may require the Company to repurchase all or a portion of the notes on February 15 of 2012, 2017, 2022, 2027 and 2032 at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the repurchase date. The Company will pay cash for all notes so repurchased.

If Boston Properties, Inc. undergoes a “fundamental change,” note holders will have the option to require the Company to purchase all or any portion of the notes at a purchase price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the fundamental change purchase date. The Company will pay cash for all notes so purchased. In addition, if a fundamental

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

change occurs prior to February 20, 2012, the Company will increase the exchange rate for a holder who elects to exchange its notes in connection with such a fundamental change under certain circumstances. The notes are senior unsecured obligations of the Company and will rank equally in right of payment to all existing and future senior unsecured indebtedness and senior to any future subordinated indebtedness of the Company. The notes will effectively rank junior in right of payment to all existing and future secured indebtedness of the Company. The notes will be structurally subordinated to all liabilities of the subsidiaries of the Company.

The Company offered and sold the notes to the initial purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The initial purchasers then sold the notes to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act.

In connection with the closing, Boston Properties, Inc. and the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the initial purchasers. Under the Registration Rights Agreement, Boston Properties, Inc. and the Company have agreed, for the benefit of the holders of the notes, to file with the Securities and Exchange Commission, or have on file, a shelf registration statement providing for the sale by the holders of the notes and the Boston Properties, Inc. common stock, if any, issuable upon exchange of the notes (the “Registrable Securities”), within 90 days after the original issuance of the notes and to use reasonable best efforts to cause such shelf registration statement to be declared effective within 210 days after the original issuance of the notes or otherwise make available for use by selling security holders an effective shelf registration statement no later than such date. Boston Properties, Inc. and the Company will be required to pay liquidated damages in the form of specified additional interest to the holders of the notes if they fail to comply with their respective obligations to register the notes and the Boston Properties, Inc. common stock issuable upon exchange of the notes within specified time periods, or if the registration statement ceases to be effective or the use of the prospectus is suspended for specified time periods. Neither Boston Properties, Inc. nor the Company will be required to pay liquidated damages with respect to any note after it has been exchanged for any Boston Properties, Inc. common stock.

On February 8, 2007, 439,674 Series Two Preferred Units of the Company’s Operating Partnership were converted by the holder thereof into 577,000 OP Units. The OP Units were subsequently presented by the holder for redemption and were redeemed by the Company in exchange for an equal number of shares of Common Stock.

On February 12, 2007, the Company refinanced its mortgage loan collateralized by 599 Lexington Avenue located in New York City. The new mortgage financing totaling $750.0 million bears interest at a fixed interest rate of 5.57% per annum and matures on March 1, 2017. On December 19, 2006, the Company had terminated its forward-starting interest rate swap contracts and received approximately $10.9 million, which amount will reduce the Company’s interest expense over the ten-year term of the financing, resulting in an effective interest rate for the financing of 5.38% per annum for the financing. The Company repaid the $225.0 million draw on its Unsecured Line of Credit, which draw was collateralized by 599 Lexington Avenue. In addition, the Company used the net proceeds from the refinancing to repay the mortgage loan collateralized by Times Square Tower located in New York City totaling $475.0 million. The Times Square Tower mortgage loan bore interest at a variable rate equal to LIBOR plus 0.50% per annum and was scheduled to mature on July 9, 2008. There was no prepayment penalty associated with the repayment.

On February 15, 2007, the Company completed the sale of its long-term leasehold interest in 5 Times Square in New York City and related credits, for approximately $1.28 billion in cash. 5 Times Square is a fully-leased Class A office tower that contains approximately 1,101,779 net rentable square feet.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the management of Boston Properties, Inc., with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Boston Properties, Inc. concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth on pages 83 and 84 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We are managed by Boston Properties, Inc. in its capacity as our general partner. The information concerning Boston Properties, Inc.’s directors and executive officers required by Item 10 will be included in Boston Properties, Inc.’s Proxy Statement to be filed relating to its 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Section 16(a) of the Exchange Act requires the executive officers and directors of Boston Properties, Inc., our general partner, and persons who own more than ten percent of a registered class our equity securities to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to the executive officers, directors and greater than ten percent beneficial owners of BPLP were satisfied.

The Board of Directors of Boston Properties, Inc. adopted a Code of Business Conduct and Ethics, which governs business decisions made and actions taken by the directors, officers and employees of Boston Properties, Inc. A copy of this code is available on Boston Properties, Inc.’s website at http://www.bostonproperties.com under the heading “Corporate Governance.” Boston Properties, Inc. intends to disclose on this website any amendment to, or waiver of, any provision of this Code applicable to its directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or the New York Stock Exchange. A copy of this Code is also available in print upon written request addressed to Investor Relations, Boston Properties, Inc., 111 Huntington, Avenue, Boston, MA 02199.

Item 11.	Executive Compensation

We are managed by Boston Properties, Inc., in its capacity as our general partner. The information concerning our executive compensation required by Item 11 will be included in Boston Properties, Inc.’s Proxy Statement to be filed relating to its 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Boston Properties, Inc. maintains the 1997 Stock Option and Incentive Plan and the 1999 Non-Qualified Employee Stock Purchase Plan. The following table provides information about these plans as of December 31, 2006.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	3,363,910	(2)	$37.49	(2)	4,081,261	(3)
Equity compensation plans not approved by security holders (4)	N/A		N/A		178,013

Total	3,363,910		$37.49		4,259,274

(1)	Includes information related to Boston Properties, Inc.’s 1997 Stock Option and Incentive Plan, as amended.

(2)	Includes (a) 2,788,634 shares of common stock issuable upon the exercise of outstanding options, (all of which are vested) (b) 521,119 long term incentive units (LTIP units) (14,975 of which are vested) that, upon the satisfaction of certain conditions, are convertible into our common units, which may be presented to Boston Properties, Inc. for redemption and acquired by Boston Properties, Inc. for shares of common stock and (c) 54,157 deferred stock units which were granted pursuant to an election by each of the non-employee directors of Boston Properties, Inc. to defer all cash compensation otherwise payable to such director and to receive in lieu of such deferred cash compensation shares of Boston Properties, Inc’s common stock upon the director’s retirement from Boston Properties, Inc.’s Board of Directors. Does not include 159,869 shares of restricted stock as they have been reflected in Boston Properties, Inc.’s total shares outstanding. Because there is no exercise price associated with LTIP units or deferred stock units, such shares are not included in the weighed-average exercise price calculation.
(3)	A maximum of 1,073,541 shares may be granted as awards other than stock options.
(4)	Includes information related to the 1999 Non-Qualified Employee Stock Purchase Plan.

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

Additional information concerning Security Ownership of Beneficial Owners and Management and Related Stockholder Matters required by Item 12 will be included in Boston Properties, Inc.’s Proxy Statement to be filed relating to its 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information concerning certain relationships and related transactions required by Item 13 will be included in Boston Properties, Inc.’s Proxy Statement to be filed relating to its 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information concerning our principal accounting fees and services required by Item 14 will be included in Boston Properties, Inc.’s Proxy Statement to be filed relating to its 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Financial Statement Schedule

Boston Properties Limited Partnership

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2006

(dollars in thousands)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improve- ments	Building and Improve- ments	Land Held for Develop- ment	Develop- ment and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
				Land	Building
Embarcadero Center	Office	San Francisco, CA	$418,847	$179,697	$847,410	$149,385	$180,417	$996,075	$—	$—	$1,176,492	$214,568	1970/1989	(1)
399 Park Avenue	Office	New York, NY	—	339,200	700,358	8,623	339,200	708,981	—	—	1,048,181	75,396	1961	(1)
Prudential Center	Office	Boston, MA	265,325	92,077	734,594	166,691	92,327	883,869	13,008	4,158	993,362	180,138	1965/1993/ 2002	(1)
Citigroup Center	Office	New York, NY	493,526	241,600	494,782	110,526	279,281	567,627	—	—	846,908	74,536	1977/1997	(1)
Times Square Tower	Office	New York, NY	475,000	165,413	380,438	44,424	164,142	426,133	—	—	590,275	34,731	2004	(1)
Carnegie Center	Office	Princeton, NJ	125,546	101,772	349,089	30,638	95,396	386,085	18	—	481,499	84,307	1983-1999	(1)
599 Lexington Avenue	Office	New York, NY	225,000	81,040	100,507	81,683	81,040	182,190	—	—	263,230	109,335	1986	(1)
Gateway Center	Office	San Francisco, CA	—	28,255	139,245	37,991	29,029	176,462	—	—	205,491	29,442	1984/1986/ 2002	(1)
Reservoir Place	Office	Waltham, MA	51,916	18,605	92,619	20,111	18,675	112,660	—	—	131,335	27,376	1955/1987	(1)
1333 New Hampshire Avenue	Office	Washington, DC	—	34,032	85,660	518	34,032	86,178	—	—	120,210	10,719	1996	(1)
3200 Zanker Road	Office	San Jose, CA	—	36,705	82,863	—	36,705	82,863	—	—	119,568	871	1988	(1)
Seven Cambridge Center	Office	Cambridge, MA	—	3,457	97,136	—	3,457	97,136	—	—	100,593	5,663	2006	(1)
1330 Connecticut Avenue	Office	Washington, DC	55,096	25,982	82,311	8,999	25,982	91,310	—	—	117,292	7,397	1984	(1)
Capital Gallery	Office	Washington, DC	—	4,725	29,560	71,736	6,128	99,893	—	—	106,021	27,203	1981/2006	(1)
Democracy Center	Office	Bethesda, MD	96,150	12,550	50,015	41,657	13,610	90,612	—	—	104,222	42,212	1985-88/ 94-96	(1)
One Freedom Square	Office	Reston, VA	78,007	9,929	84,504	6,808	9,883	91,358	—	—	101,241	20,747	2000	(1)
Two Freedom Square	Office	Reston, VA	—	13,930	77,739	5,890	13,866	83,693	—	—	97,559	12,969	2001	(1)
One and Two Reston Overlook	Office	Reston, VA	—	16,456	66,192	2,855	16,456	69,047	—	—	85,503	14,546	1999	(1)
140 Kendrick Street	Office	Needham, MA	58,501	18,095	66,905	251	18,095	67,156	—	—	85,251	4,654	2000	(1)
Discovery Square	Office	Reston, VA	—	11,198	71,782	797	11,146	72,631	—	—	83,777	12,232	2001	(1)
12310 Sunrise Valley Drive	Office	Reston, VA	—	9,367	67,431	5,401	10,542	71,657	—	—	82,199	15,280	1987/1988	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—	10,385	60,694	5,005	10,350	65,734	—	—	76,084	11,211	2003	(1)
12300 Sunrise Valley Drive	Office	Reston, VA	—	9,062	58,884	5,398	10,235	63,109	—	—	73,344	13,374	1987/1988	(1)
Five Cambridge Center	Office	Cambridge, MA	—	18,863	53,346	—	18,863	53,346	—	—	72,209	167	1981/1996	(1)
Four Cambridge Center	Office	Cambridge, MA	—	19,104	52,078	—	19,104	52,078	—	—	71,182	168	1983/1998	(1)
Prospect Place	Office	Waltham, MA	—	13,189	49,823	4,050	13,189	53,873	—	—	67,062	1,967	1992	(1)
Reston Corporate Center	Office	Reston, VA	21,268	9,135	50,857	1,633	9,496	52,129	—	—	61,625	10,548	1984	(1)
New Dominion Technology Park, Bldg. Two	Office	Herndon, VA	63,000	5,584	51,868	(73)	5,574	51,805	—	—	57,379	4,167	2004	(1)
Orbital Sciences	Office	Dulles, VA	—	5,699	51,082	510	5,699	51,592	—	—	57,291	10,816	2000/2001	(1)
191 Spring Street	Office	Lexington, MA	—	2,850	27,166	21,048	2,850	48,214	—	—	51,064	24,726	1971/1995	(1)
New Dominion Technology Park, Bldg. One	Office	Herndon, VA	55,420	3,880	43,227	912	3,880	44,139	—	—	48,019	8,388	2001	(1)
303 Almaden Boulevard	Office	San Jose, CA	—	10,836	35,606	—	10,836	35,606	—	—	46,442	547	1995	(1)
1301 New York Avenue	Office	Washington, DC	25,061	9,250	18,750	18,017	9,250	36,767	—	—	46,017	9,184	1983/1998	(1)
200 West Street	Office	Waltham, MA	—	16,148	24,983	(31)	16,148	24,952	—	—	41,100	7,128	1999	(1)
Sumner Square	Office	Washington, DC	27,581	624	28,745	11,663	958	40,074	—	—	41,032	10,877	1985	(1)
University Place	Office	Cambridge, MA	21,203	—	37,091	3,651	27	40,715	—	—	40,742	10,804	1985	(1)
Quorum Office Park	Office	Chelmsford, MA	—	3,750	32,454	3,475	4,762	34,917	—	—	39,679	5,293	2001	(1)
2600 Tower Oaks Boulevard	Office	Rockville, MD	—	4,243	31,125	2,158	4,244	33,282	—	—	37,526	7,806	2001	(1)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improve- ments	Building and Improve- ments	Land Held for Develop- ment	Develop- ment and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
				Land	Building
12290 Sunrise Valley Drive	Office	Reston, VA	—	3,594	32,977	—	3,594	32,977	—	—	36,571	929	2006	(1)
One Cambridge Center	Office	Cambridge, MA	—	134	25,110	6,776	134	31,886	—	—	32,020	15,584	1987	(1)
500 E Street	Office	Washington, DC	—	109	22,420	6,501	1,569	27,461	—	—	29,030	14,081	1987	(1)
Bedford Business Park	Office	Bedford, MA	17,749	534	3,403	22,174	609	25,502	—	—	26,111	16,062	1980	(1)
Eight Cambridge Center	Office	Cambridge, MA	25,188	850	25,042	108	822	25,178	—	—	26,000	4,781	1999	(1)
Newport Office Park	Office	Quincy, MA	—	3,500	18,208	619	3,701	18,626	—	—	22,327	4,667	1988	(1)
10 and 20 Burlington Mall Road	Office	Burlington, MA	20,006	930	6,928	11,316	652	18,522	—	—	19,174	9,418	1984-1989/ 95-96	(1)
201 Spring Street	Office	Lexington, MA	—	2,849	15,303	386	2,849	15,689	—	—	18,538	5,471	1997	(1)
Ten Cambridge Center	Office	Cambridge, MA	32,213	1,299	12,943	4,003	1,868	16,377	—	—	18,245	7,037	1990	(1)
Broad Run Business Park, Building E	Office	Loudon County, VA	—	497	15,131	1,710	666	16,672	—	—	17,338	2,634	2002	(1)
Montvale Center	Office	Gaithersburg, MD	—	1,574	9,786	5,366	2,399	14,327	—	—	16,726	7,324	1987	(1)
40 Shattuck Road	Office	Andover, MA	—	709	14,740	1,101	709	15,841	—	—	16,550	2,880	2001	(1)
Three Cambridge Center	Office	Cambridge, MA	—	174	12,200	3,288	174	15,488	—	—	15,662	7,197	1987	(1)
Lexington Office Park	Office	Lexington, MA	—	998	1,426	11,891	1,073	13,242	—	—	14,315	7,126	1982	(1)
181 Spring Street	Office	Lexington, MA	—	1,066	9,520	2,559	1,066	12,079	—	—	13,145	2,426	1999	(1)
7501 Boston Boulevard, Building Seven	Office	Springfield, VA	—	665	9,273	39	665	9,312	—	—	9,977	2,173	1997	(1)
92-100 Hayden Avenue	Office	Lexington, MA	—	594	6,748	2,461	594	9,209	—	—	9,803	5,432	1985	(1)
91 Hartwell Avenue	Office	Lexington, MA	16,369	784	6,464	2,443	784	8,907	—	—	9,691	4,573	1985	(1)
195 West Street	Office	Waltham, MA	—	1,611	6,652	953	1,611	7,605	—	—	9,216	3,573	1990	(1)
33 Hayden Avenue	Office	Lexington, MA	—	266	3,234	5,291	266	8,525	—	—	8,791	3,489	1979	(1)
Waltham Office Center	Office	Waltham, MA	—	422	2,719	5,294	425	8,010	—	—	8,435	4,948	1968-1970/ 87-88	(1)
Eleven Cambridge Center	Office	Cambridge, MA	—	121	5,535	2,237	121	7,772	—	—	7,893	4,528	1984	(1)
8000 Grainger Court, Building Five	Office	Springfield, VA	—	366	4,282	2,292	453	6,487	—	—	6,940	3,319	1984	(1)
7450 Boston Boulevard, Building Three	Office	Springfield, VA	—	1,165	4,681	797	1,327	5,316	—	—	6,643	1,557	1987	(1)
7435 Boston Boulevard, Building One	Office	Springfield, VA	—	392	3,822	2,215	486	5,943	—	—	6,429	3,485	1982	(1)
7300 Boston Boulevard, Building Thirteen	Office	Springfield, VA	—	608	4,773	—	608	4,773	—	—	5,381	1,467	2002	(1)
32 Hartwell Avenue	Office	Lexington, MA	—	168	1,943	3,189	168	5,132	—	—	5,300	4,875	1968- 1979/1987	(1)
7601 Boston Boulevard, Building Eight	Office	Springfield, VA	—	200	878	4,169	378	4,869	—	—	5,247	2,447	1986	(1)
Fourteen Cambridge Center	Office	Cambridge, MA	—	110	4,483	569	110	5,052	—	—	5,162	2,825	1983	(1)
7500 Boston Boulevard, Building Six	Office	Springfield, VA	—	138	3,749	1,204	273	4,818	—	—	5,091	2,618	1985	(1)
8000 Corporate Court, Building Eleven	Office	Springfield, VA	—	136	3,071	593	687	3,113	—	—	3,800	1,497	1989	(1)
7375 Boston Boulevard, Building Ten	Office	Springfield, VA	—	23	2,685	755	47	3,416	—	—	3,463	1,650	1988	(1)
7451 Boston Boulevard, Building Two	Office	Springfield, VA	—	249	1,542	1,000	535	2,256	—	—	2,791	1,490	1982	(1)
7374 Boston Boulevard, Building Four	Office	Springfield, VA	—	241	1,605	942	303	2,485	—	—	2,788	1,260	1984	(1)
164 Lexington Road	Office	Billerica, MA	—	592	1,370	212	592	1,582	—	—	2,174	477	1982	(1)
17 Hartwell Avenue	Office	Lexington, MA	—	26	150	652	26	802	—	—	828	779	1968	(1)
Long Wharf Marriott	Hotel	Boston, MA	—	1,708	31,904	24,660	1,708	56,564	—	—	58,272	27,830	1982	(1)
Cambridge Center Marriott	Hotel	Cambridge, MA	—	478	37,918	19,758	478	57,676	—	—	58,154	24,853	1986	(1)
Cambridge Center East Garage	Garage	Cambridge, MA	—	—	35,035	—	—	35,035	—	—	35,035	73	1984	(1)
Cambridge Center West Garage	Garage	Cambridge, MA	—	1,256	15,697	—	1,256	15,697	—	—	16,953	483	2006	(1)
Cambridge Center North Garage	Garage	Cambridge, MA	—	1,163	11,633	773	1,163	12,406	—	—	13,569	5,272	1990	(1)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improve- ments	Building and Improve- ments	Land Held for Develop- ment	Develop- ment and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
				Land	Building
Five Times Square	Held for Sale	New York, NY	—	158,530	288,589	4,065	156,365	294,819	—	—	451,184	40,324	2002	(1)
South of Market	Development	Reston, VA	11,490	—	—	54,568	—	—	—	54,568	54,568	—	Various	N/A
77 4th Avenue	Development	Waltham, MA	—	—	—	22,472	—	—	—	22,472	22,472	—	Various	N/A
One Preserve Parkway	Development	Rockville, MD	—	—	—	8,355	—	—	—	8,355	8,355	—	Various	N/A
Wisconsin Place	Development	Chevy Chase, MD	—	—	—	2,366	—	—	—	2,366	2,366	—	Various	N/A
Plaza at Almaden	Land	San Jose, CA	—	—	—	32,401	—	—	32,401	—	32,401	—	Various	N/A
Tower Oaks Master Plan	Land	Rockville, MD	—	—	—	28,635	—	—	28,635	—	28,635	—	Various	N/A
Weston Corporate Center	Land	Weston, MA	—	—	—	23,488	—	—	23,488	—	23,488	—	Various	N/A
Prospect Hill	Land	Waltham, MA	—	—	—	22,693	—	—	22,693	—	22,693	—	Various	N/A
New York City Land	Land	New York, NY	—	—	—	21,505	—	—	—	21,505	21,505	—	Various	N/A
Washingtonian North	Land	Gaithersburg, MD	—	—	—	17,580	—	—	17,580	—	17,580	—	Various	N/A
Reston Gateway	Land	Reston, VA	—	—	—	9,166	—	—	9,166	—	9,166	—	Various	N/A
Reston Eastgate	Land	Reston, VA	—	—	—	9,115	—	—	9,115	—	9,115	—	Various	N/A
Crane Meadow	Land	Marlborough, MA	—	—	—	8,695	—	—	8,695	—	8,695	—	Various	N/A
Broad Run Business Park	Land	Loudon County, VA	—	—	—	7,287	—	—	7,287	—	7,287	—	Various	N/A
20 F Street	Land	Washington, DC	—	—	—	4,833	—	—	4,833	—	4,833	—	Various	N/A
Cambridge Master Plan	Land	Cambridge, MA	—	—	—	3,649	—	—	1,444	2,205	3,649	—	Various	N/A
30 Shattuck Road	Land	Andover, MA	—	—	—	1,135	—	—	1,135	—	1,135	—	Various	N/A

			$2,679,462	$1,777,516	$6,134,491	$1,314,704	$1,818,188	$7,113,396	$179,498	$115,629	$9,226,711	$1,406,407

The aggregate cost and accumulated depreciation for tax purposes was approximately $8.6 billion and $1.5 billion, respectively.

(1) Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.

Boston Properties Limited Partnership

Real Estate and Accumulated Depreciation

December 31, 2006

(dollars in thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	2006	2005	2004
Real Estate:
Balance at the beginning of the year	$8,977,413	$9,137,354	$8,853,760
Additions to/improvements of real estate	678,667	413,370	399,096
Assets sold/written-off	(429,369)	(573,311)	(115,502)

Balance at the end of the year	$9,226,711	$8,977,413	$9,137,354

Accumulated Depreciation:
Balance at the beginning of the year	$1,244,031	$1,119,215	$956,665
Depreciation expense	232,732	229,143	220,417
Assets sold/written-off	(70,356)	(104,327)	(57,867)

Balance at the end of the year	$1,406,407	$1,244,031	$1,119,215

Note: Real Estate and Accumulated Depreciation amounts do not include Furniture, Fixtures and Equipment.

(b) Exhibits

3.1	Form of Amended and Restated Certificate of Incorporation of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)

3.2	Form of Amended and Restated Bylaws of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.2 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)

3.3	Amendment No. 1 to Amended and Restated Bylaws of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.3 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 24, 2000.)

3.4	Amendment No. 2 to Amended and Restated Bylaws of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.4 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 26, 2004.)

4.1	Form of Shareholder Rights Agreement, dated as of June 16, 1997, between Boston Properties, Inc. and Bank of America (f.k.a. Fleet National Bank, f.k.a. BankBoston N.A.), as Rights Agent. (Incorporated by reference to Exhibit 4.1 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)

4.2	Form of Certificate of Designations for Series E Junior Participating Cumulative Preferred Stock, par value $.01 per share. (Incorporated by reference to Exhibit 4.2 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)

4.3	Form of Certificate of Designations for Series A Preferred Stock. (Incorporated by reference to Exhibit 99.26 to Boston Properties, Inc.’s Current Report on Form 8-K filed on November 25, 1998.)

4.4	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.3 to Boston Properties, Inc.’s Registration Statement on Form S-11., File No. 333-25279.)

4.5	Indenture, dated as of December 13, 2002, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1 to Boston Properties, Inc.’s Current Report on Form 8-K/A filed on December 13, 2002.)

4.6	Supplemental Indenture No. 1, dated as of December 13, 2002, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, including a form of the 6.25% Senior Note due 2013. (Incorporated by reference to Exhibit 4.2 to Boston Properties, Inc.’s Current Report on Form 8-K/A filed on December 13, 2002.)

4.7	Supplemental Indenture No. 2, dated as of January 17, 2003, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, including a form of the 6.25% Senior Note due 2013. (Incorporated by reference to Exhibit 4.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 23, 2003.)

4.8	Supplemental Indenture No. 3, dated as of March 18, 2003, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, including a form of the 5.625% Senior Note due 2015. (Incorporated by reference to Exhibit 4.6 to Boston Properties Limited Partnership’s Amendment No. 3 to Form 10 filed on May 13, 2003.)

4.9	Supplemental Indenture No. 4, dated as of May 22, 2003, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, including a form of the 5.00% Senior Note due 2015. (Incorporated by reference to Exhibit 4.2 to Boston Properties Limited Partnership’s Form S-4 filed on June 13, 2003, File No. 333-106127.)

4.10	Supplemental Indenture No. 5, dated as of April 6, 2006, by and between Boston Properties Limited Partnership and The Bank of New York Trust Company, N.A., as Trustee, including a form of the 3.75% Exchangeable Senior Note due 2036. (Incorporated by reference to Exhibit 4.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on May 10, 2006.)

4.11	Supplemental Indenture No. 6, dated February 6, 2007, by and between Boston Properties Limited Partnership and The Bank of New York Trust Company, N.A., as Trustee, including a form of the 2.875% Exchangeable Senior Note due 2037. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of Boston Properties Limited Partnership filed on February 6, 2007.)

4.12	Registration Rights Agreement, dated as of February 6, 2007, among Boston Properties Limited Partnership, Boston Properties, Inc., JP Morgan Securities Inc. and Morgan Stanley & Co. Incorporated. (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on February 6, 2007.)

10.1	Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of June 29, 1998. (Incorporated by reference to Exhibit 99.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on July 15, 1998.)

10.2	Certificate of Designations for the Series Two Preferred Units, dated November 12, 1998, constituting an amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership. (Incorporated by reference to Exhibit 99.24 to Boston Properties, Inc.’s Current Report on Form 8-K filed on November 25, 1998.)

10.3*	Forty-Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of April 11, 2003, by Boston Properties, Inc., as general partner. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.4*	Amended and Restated 1997 Stock Option and Incentive Plan, dated May 3, 2000, and forms of option agreements. (Incorporated by reference to Exhibit 10.6 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 30, 2001.)

10.5*	Amendment No. 1 to Amended and Restated 1997 Stock Option and Incentive Plan as amended and restated dated November 14, 2000. (Incorporated by reference to Exhibit 10.7 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 30, 2001.)

10.6*	Amendment No. 2 to Amended and Restated 1997 Stock Option and Incentive Plan as amended and restated, dated March 4, 2003. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on May 14, 2003.)

10.7*	Amendment No. 3 to Amended and Restated 1997 Stock Option and Incentive Plan as amended and restated dated October 16, 2003. (Incorporated by reference to Exhibit 10.67 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 26, 2004.)

10.8*	Amendment No. 4 to Amended and Restated 1997 Stock Option and Incentive Plan as amended and restated dated March 30, 2005. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report of Form 10-Q filed on May 10, 2005.)

10.9*	Amendment No. 5 to the Boston Properties, Inc. 1997 Stock Option and Incentive Plan, as amended and restated dated on July 20, 2006. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2006.)

10.10*	Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.59 to Boston Properties, Inc.’s Annual Report of Form 10-K filed on March 15, 2005.)

10.11*	First Amendment to the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.60 to Boston Properties, Inc.’s Annual Report of Form 10-K filed on March 15, 2005.)

10.12*	Second Amendment to the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.61 to Boston Properties, Inc.’s Annual Report of Form 10-K filed on March 15, 2005.)

10.13*	Form of Employee Long Term Incentive Unit Vesting Agreement under the Boston Properties, Inc. Amended and Restated 1997 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 10.68 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 26, 2004.)

10.14*	Form of Long Term Incentive Plan Unit Vesting Agreement between each of Messrs. Mortimer B. Zuckerman and Edward H. Linde and Boston Properties, Inc. and Boston Properties Limited Partnership. (Incorporated by reference to Exhibit 10.69 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 26, 2004.)

10.15*	Form of Director Long Term Incentive Plan Unit Vesting Agreement under the Boston Properties, Inc. Amended and Restated 1997 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.16*	Form of Employee Restricted Stock Award Agreement under the Boston Properties, Inc. 1997 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2004.)

10.17*	Form of Director Restricted Stock Award Agreement under the Boston Properties, Inc. Amended and Restated 1997 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2004.)

10.18*	Boston Properties Deferred Compensation Plan effective, March 1, 2002. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2002.)

10.19*	Employment Agreement by and between Mortimer B. Zuckerman and Boston Properties, Inc. dated as of January 17, 2003. (Incorporated by reference to Exhibit 10.7 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.20*	Amended and Restated Employment Agreement by and between Edward H. Linde and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.8 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.21*	Employment Agreement by and between Peter D. Johnston and Boston Properties, Inc. dated as of August 25, 2005. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Quarterly Report of Form 10-Q filed on November 9, 2005.)

10.22*	Employment Agreement by and between Bryan J. Koop and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.10 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.23*	Employment Agreement by and between Mitchell S. Landis and Boston Properties, Inc. dated as of November 26, 2002. (Incorporated by reference to Exhibit 10.11 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.24*	Employment Agreement by and between Douglas T. Linde and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.12 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.25*	Amended and Restated Employment Agreement by and between E. Mitchell Norville and Boston Properties, Inc. dated as of August 25, 2005. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report of Form 10-Q filed on November 9, 2005.)

10.26*	Employment Agreement by and between Robert E. Pester and Boston Properties, Inc. dated as of December 16, 2002. (Incorporated by reference to Exhibit 10.14 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.27*	Amended and Restated Employment Agreement by and between Raymond A. Ritchey and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.15 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.28*	Amended and Restated Employment Agreement by and between Robert E. Selsam and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.16 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.29*	Compensation Agreement between Boston Properties, Inc. and Robert E. Selsam, dated as of August 10, 1995 relating to 90 Church Street. (Incorporated by reference to Exhibit 10.26 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)

10.30*	Senior Executive Severance Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.17 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.31*	Senior Executive Severance Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and Edward H. Linde. (Incorporated by reference to Exhibit 10.18 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.32*	Boston Properties, Inc. Senior Executive Severance Plan. (Incorporated by reference to Exhibit 10.19 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.33*	Boston Properties, Inc. Executive Severance Plan. (Incorporated by reference to Exhibit 10.20 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.34*	Form of Indemnification Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and certain officers and directors of Boston Properties, Inc. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2004.)

10.35*	Omnibus Option Agreement by and among Boston Properties Limited Partnership and the Grantors named therein, dated as of April 9, 1997. (Incorporated by reference to Exhibit 10.6 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)

10.36	Fourth Amended and Restated Revolving Credit Agreement, dated as of May 19, 2005, among Boston Properties Limited Partnership and the banks identified therein and Bank of America, N.A. as administrative agent, swingline lender and fronting bank, JPMorgan Chase Bank, N.A. as syndication agent, and Commerzbank AG, Keybank National Association and Wells Fargo Bank National Association as documentation agents, with Banc of America Securities LLC and J.P. Morgan Securities, Inc. acting as joint lead arrangers and joint bookrunners. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on May 23, 2005.)

10.37	Fifth Amended and Restated Revolving Credit Agreement, dated as of August 3, 2006, among Boston Properties Limited Partnership and the banks identified therein and Bank of America, N.A. as administrative agent, swingline lender and fronting bank, JPMorgan Chase Bank, N.A. as syndication agent, and Eurohypo AG-New York Branch, Keybank National Association, Wells Fargo Bank National Association as documentation agents, with The Bank of New York, Citicorp North America, Inc., Citizens Bank of Massachusetts, Deutsche Bank Trust Company, PNC Bank-National Association as co-managing agents and J.P. Morgan Securities Inc. and Banc of America Securities LLC acting as joint lead arrangers and joint bookrunners. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2006.)

10.38	Contribution and Conveyance Agreement concerning the Carnegie Portfolio, dated June 30, 1998, by and among Boston Properties, Inc., Boston Properties Limited Partnership, and the parties named therein as Landis Parties. (Incorporated by reference to Exhibit 99.3 to Boston Properties, Inc.’s Current Report on Form 8-K filed on July 15, 1998.)

10.39	Contribution Agreement, dated June 30, 1998, by and among Boston Properties, Inc., Boston Properties Limited Partnership, and the parties named therein as Landis Parties. (Incorporated by reference to Exhibit 99.4 to Boston Properties, Inc.’s Current Report on Form 8-K filed on July 15, 1998.)

10.40	Agreement, dated as of October 21, 2004, by and among Boston Properties Limited Partnership, Boston Properties, Inc., Alan B. Landis, The Landis Group, ABL Capital Corp. and Princeton Land Partners, L.L.C. (Incorporated by reference to Exhibit 99.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on October 25, 2004.)

10.41	Development Agreement, dated as of June 30, 1998, by and among Boston Properties Limited Partnership, ABL Capital Corp. and Princeton Land Partners, L.L.C. (Incorporated by reference to Exhibit 99.2 to Boston Properties, Inc.’s Current Report on Form 8-K filed on October 25, 2004.)

10.42	First Amendment to Development Agreement, dated as of October 21, 2004, by and among Boston Properties Limited Partnership, ABL Capital Corp. and Princeton Land Partners, L.L.C. (Incorporated by reference to Exhibit 99.3 to Boston Properties, Inc.’s Current Report on Form 8-K filed on October 25, 2004.)

10.43	Contribution Agreement, dated as of November 12, 1998, by and among Boston Properties, Inc., Boston Properties Limited Partnership, Embarcadero Center Investors Partnership and the partners in Embarcadero Center Investors Partnership listed on Exhibit A thereto. (Incorporated by reference to Exhibit 99.2 to Boston Properties, Inc.’s Current Report on Form 8-K filed on November 25, 1998.)

10.44	Master Agreement by and between New York State Common Retirement Fund and Boston Properties Limited Partnership, dated as of May 12, 2000. (Incorporated by reference to Exhibit 10.54 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 30, 2001.)

10.45	Purchase and Sale Agreement between BP 280 Park Avenue LLC and Istithmar Building FZE dated April 26, 2006. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on May 10, 2006.)

10.46	Purchase and Sale Agreement, dated as of November 17, 2006, between No. 5 Times Square Development LLC and AVR Crossroads LLC. (Incorporated by reference to Exhibit 2.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on February 16, 2007.)

10.47	Amendment to Purchase and Sale Agreement, dated as of February 15, 2007, between No. 5 Times Square Development LLC and AVR Crossroads LLC. (Incorporated by reference to Exhibit 2.2 to Boston Properties, Inc.’s Current Report on Form 8-K filed on February 16, 2007.)

10.48	ESAC Receivable Sale Agreement, dated as of November 17, 2006, between No. 5 Times Square Development LLC and AVR Crossroads LLC. (Incorporated by reference to Exhibit 2.3 to Boston Properties, Inc.’s Current Report on Form 8-K filed on February 16, 2007.)

10.49	Amendment to ESAC Receivable Sale Agreement, dated as of February 15, 2007, between No. 5 Times Square Development LLC and AVR Crossroads LLC. (Incorporated by reference to Exhibit 2.4 to Boston Properties, Inc.’s Current Report on Form 8-K filed on February 16, 2007.)

10.50	Purchase Agreement, dated as of January 31, 2007 among Boston Properties Limited Partnership, Boston Properties, Inc. (solely for purposes of Section 4(k), 4(p) and 5(k) therein), JP Morgan Securities Inc. and Morgan Stanley & Company Incorporated. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of Boston Properties Limited Partnership filed on February 6, 2007.)

12.1	Statement re Computation of Ratios. (Filed herewith.)

21.1	Subsidiaries of Boston Properties Limited Partnership. (Filed herewith.)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting firm. (Filed herewith.)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

32.2	Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

*	Indicates management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner

Date

March 1, 2007

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

March1, 2007

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