Form 10-Q
period 2007-03-31
BOSTON PROPERTIES LTD PARTNERSHIP
filed 2007-05-10
CIK 1043121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q

for the quarter ended March 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1—Financial Statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for unit amounts)

	March 31, 2007	December 31, 2006
ASSETS
Real estate, at cost	$8,612,483	$8,505,364
Real estate held for sale, net	17,656	410,860
Construction in progress	500,995	115,629
Land held for future development	181,188	179,498
Less: accumulated depreciation	(1,403,950)	(1,382,920)

Total real estate	7,908,372	7,828,431
Cash and cash equivalents	2,016,336	725,788
Cash held in escrows	20,334	25,784
Tenant and other receivables (net of allowance for doubtful accounts $2,770 and $2,682, respectively)	50,799	57,052
Accrued rental income (net of allowance of $636 and $783, respectively)	288,824	327,337
Deferred charges, net	244,846	274,079
Prepaid expenses and other assets	63,896	40,868
Investments in unconsolidated joint ventures	91,955	83,711

Total assets	$10,685,362	$9,363,050

LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$2,973,571	$2,679,462
Unsecured senior notes (net of discount of $3,417 and $3,525, respectively)	1,471,583	1,471,475
Unsecured exchangeable senior notes (net of discount of $21,515 and $0, respectively)	1,290,985	450,000
Unsecured line of credit	—	—
Accounts payable and accrued expenses	101,188	102,934
Distributions payable	105,284	857,892
Accrued interest payable	48,917	47,441
Other liabilities	229,666	239,084

Total liabilities	6,221,194	5,848,288

Commitments and contingencies	—	—

Minority interests in property partnerships	3,552	12,454

Redeemable partnership units—1,277,463 and 1,719,230 preferred units outstanding (1,676,461 and 2,256,208 common units at redemption value, if converted) at March 31, 2007 and December 31, 2006, and 20,322,637 and 20,817,587 common units and 673,242 and 521,119 long term incentive units outstanding at redemption value at March 31, 2007 and December 31, 2006, respectively	2,661,733	2,639,799

Partners’ capital—1,399,659 and 1,388,422 general partner units and 117,570,406 and 116,115,120 limited partner units outstanding at March 31, 2007 and December 31, 2006, respectively (such amounts are inclusive of accumulated other comprehensive loss of $3,239 and $3,323 at March 31, 2007 and December 31, 2006, respectively)	1,798,883	862,509

Total liabilities, redeemable partnership units and partners’ capital	$10,685,362	$9,363,050

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2007	2006
	(in thousands, except for per unit amounts)
Revenue
Rental:
Base rent	$272,908	$275,540
Recoveries from tenants	47,042	47,006
Parking and other	15,321	13,756

Total rental revenue	335,271	336,302
Hotel revenue	6,709	4,915
Development and management services	4,727	4,374
Interest and other	16,988	1,959

Total revenue	363,695	347,550

Expenses
Real estate operating:
Rental	113,575	112,107
Hotel	6,014	5,008
General and administrative	16,808	14,642
Interest	73,926	74,817
Depreciation and amortization	68,583	65,299
Losses from early extinguishments of debt	722	467

Total expenses	279,628	272,340

Income before minority interest in property partnership, income from unconsolidated joint ventures, gains on sales of real estate, discontinued operations and preferred distributions and allocation of undistributed earnings	84,067	75,210
Minority interest in property partnership	—	1,236
Income from unconsolidated joint ventures	965	1,290

Income before gains on sales of real estate, discontinued operations and preferred distributions and allocation of undistributed earnings	85,032	77,736
Gains on sales of real estate	754,216	6,473

Income before discontinued operations and preferred distributions and allocation of undistributed earnings	839,248	84,209
Discontinued operations:
Income from discontinued operations	1,504	736
Gain on sale of real estate from discontinued operations	194,269	—

Net income before preferred distributions and allocation of undistributed earnings	1,035,021	84,945
Preferred distributions and allocation of undistributed earnings	(11,051)	(3,514)

Net income available to common unitholders	$1,023,970	$81,431

Basic earnings per common unit:
Income available to common unitholders before discontinued operations	$5.96	$0.60
Discontinued operations	1.41	0.01

Net income available to common unitholders	$7.37	$0.61

Weighted average number of common units outstanding	138,877	133,853

Diluted earnings per common unit:
Income available to common unitholders before discontinued operations	$5.86	$0.59
Discontinued operations	1.38	0.01

Net income available to common unitholders	$7.24	$0.60

Weighted average number of common and common equivalent units outstanding	141,347	136,501

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2007	2006
	(in thousands)
Net income before preferred distributions and allocation of undistributed earnings	$1,035,021	$84,945

Other comprehensive income:
Effective portion of interest rate contracts	—	16,248
Amortization of interest rate contracts	84	174

Other comprehensive income	84	16,422

Comprehensive income	$1,035,105	$101,367

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income before preferred distributions and allocation of undistributed earnings	$1,035,021	$84,945
Adjustments to reconcile net income before preferred distributions and allocation of undistributed earnings to net cash provided by operating activities:
Depreciation and amortization	69,191	66,141
Non-cash portion of interest expense	2,306	1,362
Non-cash compensation expense	3,214	2,548
Losses from early extinguishments of debt	722	467
Minority interest in property partnership	—	(1,236)
Distributions (earnings) in excess of earnings (distributions) from unconsolidated joint ventures	1,473	(570)
Gains on sales of real estate	(948,485)	(6,473)
Change in assets and liabilities:
Cash held in escrows	2,620	1,903
Tenant and other receivables, net	6,253	11,210
Accrued rental income, net	(13,020)	(13,692)
Prepaid expenses and other assets	(23,028)	(35,071)
Accounts payable and accrued expenses	(6,511)	(8,428)
Accrued interest payable	1,476	(8,642)
Other liabilities	(1,302)	(5,639)
Tenant leasing costs	(4,754)	(5,850)

Total adjustments	(909,845)	(1,970)

Net cash provided by operating activities	125,176	82,975

Cash flows from investing activities:
Acquisitions/additions to real estate	(505,821)	(67,098)
Net investments in unconsolidated joint ventures	(9,717)	(7,291)
Net proceeds from the sales of real estate	1,461,014	(4,821)

Net cash provided by (used in) investing activities	945,476	(79,210)

Cash flows from financing activities:
Borrowings on unsecured line of credit	185,000	195,000
Repayments of unsecured line of credit	(185,000)	(213,000)
Proceeds from mortgage notes payable	938,740	20,278
Repayments of mortgage notes payable	(711,664)	(131,920)
Proceeds from unsecured exchangeable senior notes	840,363	—
Proceeds from real estate financing transaction	1,610	—
Payments on real estate financing transactions	(2,915)	—
Distributions	(845,500)	(106,771)
Net proceeds from equity transactions	12,881	2,532

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(Unaudited)

	For the three months ended March 31,
	2007	2006
	(in thousands)
Contributions from minority interest holders, net	1,723	861
Redemption of minority interest	(10,625)	—
Deferred financing costs	(4,717)	(27)

Net cash provided by (used in) financing activities	219,896	(233,047)

Net increase (decrease) in cash and cash equivalents	1,290,548	(229,282)
Cash and cash equivalents, beginning of period	725,788	261,496

Cash and cash equivalents, end of period	$2,016,336	$32,214

Supplemental disclosures:
Cash paid for interest	$74,452	$83,789

Interest capitalized	$4,308	$1,692

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$4,056	$12,582

Distributions declared but not paid	$105,284	$95,344

Conversions of Redeemable partnership units to Partners’ capital	$23,202	$2,588

Mortgage notes payable assumed in connection with the acquisition of real estate	$65,224	$—

Issuance of restricted securities to employees and directors	$17,658	$—

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

Notes to the Consolidated Financial Statements

1.	Organization

Boston Properties Limited Partnership (the “Company”), a Delaware limited partnership, is the entity through which Boston Properties, Inc., a self-administered and self-managed real estate investment trust (“REIT”), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Boston Properties, Inc. is the sole general partner of the Company and at March 31, 2007 owned an approximate 84.0% (81.0% at March 31, 2006) general and limited partnership interest in the Company. Partnership interests in the Company are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”).

Unless specifically noted otherwise, all references to OP Units exclude units held by Boston Properties, Inc. A holder of an OP Unit may present such OP Unit to the Company for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Company must redeem such OP Unit for cash equal to the then value of a share of common stock of Boston Properties, Inc. (“Common Stock”). In lieu of a cash redemption, Boston Properties, Inc. may elect to acquire such OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that Boston Properties, Inc. owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. An LTIP Unit is generally the economic equivalent of a share of restricted common stock of Boston Properties, Inc. LTIP Units, whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Note 14).

At March 31, 2007, there was one series of Preferred Units outstanding (i.e., Series Two Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Company. Preferred Units may also be converted into OP Units at the election of the holder thereof or the Company in accordance with the amendment to the partnership agreement (See also Note 10).

All references herein to the Company refer to Boston Properties Limited Partnership and its consolidated subsidiaries, collectively, unless the context otherwise requires.

Properties

At March 31, 2007, the Company owned or had interests in a portfolio of 135 commercial real estate properties (131 and 123 properties at December 31, 2006 and March 31, 2006, respectively) (the “Properties”) aggregating approximately 42.9 million net rentable square feet (approximately 43.4 million and 42.7 net rentable square feet at December 31, 2006 and March 31, 2006, respectively), including six properties under construction totaling approximately 1.4 million net rentable square feet, and structured parking for approximately 33,758 vehicles containing approximately 10.5 million square feet. At March 31, 2007, the Properties consist of:

•	131 office properties, including 110 Class A office properties (including six properties under construction) and 21 Office/Technical properties;

•	one hotel; and

•	three retail properties.

The Company owns or controls undeveloped land parcels totaling approximately 554.2 acres. In addition, the Company has a 25% interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company has pursued the acquisition of value-added investments in assets within its existing markets. The Company’s investments through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At March 31, 2007, the Value-Added Fund had investments in an office complex in Herndon, Virginia, an office property in Chelmsford, Massachusetts and an office complex in San Carlos, California.

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

3.	Real Estate Activity During the Three Months Ended March 31, 2007

Acquisitions

In January 2007, the Company acquired 6601 and 6605 Springfield Center Drive, consisting of two office/technical properties aggregating approximately 97,000 net rentable square feet located in Springfield, Virginia for an aggregate purchase price of approximately $16.5 million. The acquisitions were financed with available cash.

In January and February 2007, the Company acquired parcels of land located at 250 West 55th Street in New York City, through a majority-owned venture, for an aggregate purchase price of approximately $228.8 million. The acquisitions were financed with a $160.0 million mortgage loan, which bears interest at a variable rate equal to LIBOR plus 0.40% per annum and matures in January 2009, and available cash. The loan is collateralized by mortgages totaling approximately $13.6 million.

On January 29, 2007, the Company acquired 103 Fourth Avenue, an approximately 62,000 net rentable square foot office/technical property located in Waltham, Massachusetts, for a purchase price of approximately $14.3 million. The acquisition was financed with available cash.

On March 30, 2007, the Company acquired Kingstowne Towne Center, a mixed-use property located in Alexandria, Virginia, at a purchase price of approximately $134.0 million. This property is comprised of two Class A office properties totaling approximately 307,000 net rentable square feet and a retail/movie theater complex totaling approximately 88,000 net rentable square feet. The acquisition was financed with the assumption of mortgage indebtedness totaling $65.3 million (see Note 5) and available cash.

On March 30, 2007, the Company acquired Russia Wharf, a land parcel located in Boston, Massachusetts, for a purchase price of approximately $105.5 million. The acquisition was financed with available cash.

Dispositions

On February 15, 2007, the Company sold the long-term leasehold interest in 5 Times Square in New York City and related credits, for approximately $1.28 billion in cash. 5 Times Square is a fully-leased Class A office tower that contains approximately 1,101,779 net rentable square feet. Net cash proceeds totaled approximately $1.23 billion, resulting in a gain on sale of approximately $736.2 million. In conjunction with the sale, the Company has agreed to provide to the buyer monthly revenue support from the closing date until December 31, 2008. The aggregate amount of the revenue support payments will be approximately $1.6 million and has been recorded as a purchase price adjustment and included in Other Liabilities within the Company’s Consolidated Balance Sheets. As part of the transaction, the buyer has agreed to engage the Company as the property manager for 5 Times Square for a five-year term. Either party will have the right to terminate this relationship at any time after four years upon giving the other party six (6) months advance notice. If not terminated, the agreement will automatically renew for successive one-year terms unless terminated by either party upon ninety (90) days advance notice. The Company will recognize management fees on a fair value basis over the term of the agreement. As a result, the recognized gain on sale of the property has been reduced by approximately $4.7 million, representing the difference between the management fees to be received by the Company and the fair value of the management fees. Such amount has been deferred and recorded in Other Liabilities in the Company’s Consolidated Balance Sheets and will be recognized as management services revenue over the term of the management agreement. Due to the Company’s continuing involvement through an agreement with the buyer to manage the property for a fee after the sale and the financial obligations discussed above, this property has not been categorized as discontinued operations in the accompanying Consolidated Statements of Operations (See Note 12).

On March 23, 2007, the Company sold the Long Wharf Marriott, a 402-room hotel located in Boston, Massachusetts, for approximately $231.0 million. Net cash proceeds totaled approximately $225.6 million, resulting in a gain on sale of approximately $194.3 million. This property has been categorized as discontinued operations in the accompanying Consolidated Statements of Operations (See Note 12). The sale of this property was effected as part of a “like-kind exchange” under Section 1031 of the Internal Revenue Code.

During the three months ended March 31, 2007, the Company signed a new qualifying lease for approximately 22,000 net rentable square feet of its remaining 47,659 net rentable square foot master lease obligation related to the 2006 sale of 280 Park Avenue resulting in the recognition of approximately $18.0 million as additional gain on sale of real estate. The Company had deferred approximately $67.3 million of the gain on sale of 280 Park Avenue, which amount represented the maximum obligation under the master lease. As of March 31, 2007, the remaining master lease obligation totaled approximately $27.4 million.

4.	Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consist of the following at March 31, 2007:

Entity	Properties	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50.0%
The Metropolitan Square Associates LLC	Metropolitan Square	51.0	%(1)
BP/CRF 265 Franklin Street Holdings LLC	265 Franklin Street	35.0%
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(2)
KEG Associates I, LLC	505 9th Street	50.0	%(3)
Wisconsin Place Entities	Wisconsin Place	23.9	%(3)(4)
New York Land Venture	New York Land	50.0	%(3)
Boston Properties Office Value-Added Fund, L.P.	Worldgate Plaza, 300 Billerica Road and One & Two Circle Star Way	25.0	%(2)

(1)	This joint venture is accounted for under the equity method due to participatory rights of the outside partner.
(2)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(3)	These properties are not in operation (i.e., under construction or assembled land).
(4)	Represents the Company’s effective ownership interest. The Company has a 66.67%, 5% and 0% interest in the office, retail and residential joint venture entities, respectively, which each own a 33.33% interest in the entity developing and owning the land and infrastructure of the project.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

On March 9, 2007, the Company’s Value-Added Fund executed a binding agreement for the sale of Worldgate Plaza located in Herndon, Virginia, for approximately $109.0 million. Worldgate Plaza is an office complex consisting of approximately 322,000 net rentable square feet. The sale is subject to the execution of a lease amendment for the expansion of a tenant at the property and the satisfaction of customary closing conditions and there can be no assurance that the sale will be consummated on the terms currently contemplated or at all.

On March 29, 2007, the Wisconsin Place joint venture entity, which owns and is developing the retail component of the project (the “Retail Entity”) (a joint venture entity in which the Company owns a 5% interest), obtained construction financing totaling $66.0 million collateralized by the retail property. Wisconsin Place is a mixed-use development project consisting of office, retail and residential properties located in Chevy Chase, Maryland. The construction financing bears interest at a variable rate equal to LIBOR plus 1.375% per annum and matures on March 29, 2010 with two, one-year extension options. On March 29, 2007, the Wisconsin Place joint venture entity, which owns and is developing the land and infrastructure components of the project (the “Land and Infrastructure Entity”) (a joint venture entity in which the Company owns an effective interest of approximately 23.89%) executed an amendment to its construction loan agreement. The construction financing consisted of a $96.5 million commitment, bearing interest at a per annum variable rate equal to LIBOR plus 1.50% and maturing on March 11, 2009. The outstanding balance on the construction loan was approximately $53.6 million on the $96.5 million commitment. The amended agreement provides for a reduction in the loan commitment amount to $69.1 million. The reduction relates to the repayment of the retail portion of the outstanding balance totaling approximately $15.9 million and an additional reduction in the borrowing capacity of approximately $11.5 million with a corresponding release of collateral in conjunction with the retail entity obtaining new construction financing.

The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
ASSETS
Real estate and development in process, net	$773,887	$760,139
Other assets	109,913	87,759

Total assets	$883,800	$847,898

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable (1)	$640,177	$630,254
Other liabilities	32,684	36,991
Members’/Partners’ equity	210,939	180,653

Total liabilities and members’/partners’ equity	$883,800	$847,898

Company’s share of equity	$89,312	$81,053
Basis differentials (2)	2,643	2,658

Carrying value of the Company’s investments in unconsolidated joint ventures	$91,955	$83,711

(1)	The Company and its third-party joint venture partners in the Wisconsin Place Entities have guaranteed the seller financing totaling $7.5 million related to the acquisition of the land by the Land and Infrastructure Entity. The fair value of the Company’s stand-ready obligations related to the issuance of these guarantees is immaterial.
(2)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related asset. Basis differentials occur primarily upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

The combined summarized statements of operations of the joint ventures are as follows:

	For the three months ended March 31,
	2007	2006
	(in thousands)
Total revenue	$23,782	$25,216
Expenses
Real estate operating	8,598	8,539
Interest	8,421	8,568
Depreciation and amortization	5,584	6,066

Total expenses	22,603	23,173

Net income	$1,179	$2,043

Company’s share of net income	$965	$1,290

5.	Mortgage Notes Payable

On January 9, 2007, in connection with the acquisition of land parcels located at or adjacent to 250 West 55th Street in New York City, the Company obtained financing totaling $160.0 million. The loan is collateralized by mortgages totaling approximately $13.6 million. The mortgage loan bears interest at a variable rate equal to LIBOR plus 0.40% per annum (5.72% at March 31, 2007) and matures on January 9, 2009 with two, six-month extension options.

On February 12, 2007, the Company refinanced its mortgage loan collateralized by 599 Lexington Avenue located in New York City. The new mortgage financing totaling $750.0 million bears interest at a fixed interest rate of 5.57% per annum and matures on March 1, 2017. On December 19, 2006, the Company had terminated its forward-starting interest rate swap contracts and received approximately $10.9 million, which amount will reduce the Company’s interest expense over the ten-year term of the financing, resulting in an effective interest rate of 5.38% per annum for the financing. The net proceeds of the new loan were used to refinance the $225.0 million mortgage loan on 599 Lexington Avenue and the $475.0 million mortgage loan on Times Square Tower. In connection with the refinancing, the lien of the Times Square Tower mortgage was spread to 599 Lexington Avenue and released from Times Square Tower so that Times Square Tower is no longer encumbered by any mortgage debt. The Times Square Tower mortgage loan bore interest at a variable rate equal to LIBOR plus 0.50% per annum and was scheduled to mature on July 9, 2008. There was no prepayment penalty associated with the repayment. The Company recognized a loss from early extinguishment of debt totaling approximately $0.7 million consisting of the write-off of unamortized deferred financing costs.

In connection with the acquisition of Kingstowne Towne Center in Alexandria, Virginia on March 30, 2007, the Company assumed two mortgage loans collateralized by the properties aggregating approximately $65.3 million. Pursuant to the provisions of Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” (“SFAS No. 141”), the assumed mortgage debt totaling approximately $44.9 million and $20.4 million and bearing contractual interest at fixed rates of 5.99% and 5.96% and maturing on January 1, 2016 and May 5, 2013, respectively, were recorded at their fair values of approximately $46.2 million and $20.8 million, respectively, using an effective interest rate of 5.50% per annum.

6.	Unsecured Exchangeable Senior Notes

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

Upon the occurrence of specified events, holders of the notes may exchange their notes prior to the close of business on the scheduled trading day immediately preceding February 20, 2012 into cash and, at the Company’s option, shares of Boston Properties, Inc.’s common stock at an initial exchange rate of 6.6090 shares per $1,000 principal amount of notes (or an initial exchange price of approximately $151.31 per share of Boston Properties, Inc.’s common stock). On and after February 20, 2012, the notes will be exchangeable at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date at the option of the holder at the applicable exchange rate. The initial exchange rate is subject to adjustment in certain circumstances.

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

If the Company undergoes a “fundamental change,” note holders will have the option to require the Company to purchase all or any portion of the notes at a purchase price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the fundamental change purchase date. The Company will pay cash for all notes so purchased. In addition, if a fundamental change occurs prior to February 20, 2012, the Company will increase the exchange rate for a holder who elects to exchange its notes in connection with such a fundamental change under certain circumstances. The notes are senior unsecured obligations of the Company and will rank equally in right of payment to all existing and future senior unsecured indebtedness and senior to any future subordinated indebtedness of the Company. The notes will effectively rank junior in right of payment to all existing and future secured indebtedness of the Company. The notes will be structurally subordinated to all liabilities of the subsidiaries of the Company.

The Company offered and sold the notes to the initial purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The initial purchasers then sold the notes to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act.

In connection with the closing, Boston Properties, Inc. and the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the initial purchasers. Under the Registration Rights Agreement, Boston Properties, Inc. and the Company agreed, for the benefit of the holders of the notes, to file with the Securities and Exchange Commission, or have on file, a shelf registration statement providing for the sale by the holders of the notes and Boston Properties, Inc.’s common stock, if any, issuable upon exchange of the notes (the “Registrable Securities”), within 90 days after the original issuance of the notes and to use reasonable best efforts to cause such shelf registration statement to be declared effective within 210 days after the original issuance of the notes or otherwise make available for use by selling security holders an effective shelf registration statement no later than such date. Boston Properties, Inc. and the Company will be required to pay liquidated damages in the form of specified additional interest to the holders of the notes if they fail to comply with their respective obligations to register the notes and Boston Properties, Inc.’s common stock issuable upon exchange of the notes within specified time periods, or if the registration statement ceases to be effective or the use of the prospectus is suspended for specified time periods. Neither Boston Properties, Inc. nor the Company will be required to pay liquidated damages with respect to any note after it has been exchanged for any of Boston Properties, Inc.’s common stock. On March 13, 2007, Boston Properties, Inc. and the Company filed with the SEC a registration statement covering the resale of the notes and of shares of common stock issuable upon exchange of the notes. The registration statement was declared effective by the SEC on April 20, 2007.

7.	Unsecured Line of Credit

On August 3, 2006, the Company modified its $605.0 million unsecured revolving credit facility (the “Unsecured Line of Credit”) by extending the maturity date from October 30, 2007 to August 3, 2010, with a provision for a one-year extension at the option of the Company, subject to certain conditions, and by reducing the per annum variable interest rate on outstanding balances from Eurodollar plus 0.65% to Eurodollar plus 0.55% per annum. The Unsecured Line of Credit is a recourse obligation of the Company. Under the Unsecured Line of Credit, a facility fee equal to 15 basis points per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in the Company’s unsecured debt ratings. Effective March 22, 2007, the per annum variable interest rate has been reduced to Eurodollar plus 0.475% and the facility fee has been reduced to 12.5 basis points per annum as a result of an increase in the Company’s unsecured debt rating. The Unsecured Line of Credit involves a syndicate of lenders. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a negotiated LIBOR-based rate. The Company had an outstanding balance on the Unsecured Line of Credit of $225.0 million at December 31, 2006, which was collateralized by the Company’s 599 Lexington Avenue property and therefore was included in Mortgage Notes Payable in the Company’s Consolidated Balance Sheets. On February 12, 2007, the Company repaid the $225.0 million draw that was collateralized by the Company’s 599 Lexington Avenue.

The terms of the Unsecured Line of Credit require that the Company maintain a number of customary financial and other covenants on an ongoing basis, including: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within 180 days, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within 180 days, (5) a minimum net worth requirement, (6) an unsecured debt interest coverage ratio of at least 1.75 and (7) limitations on permitted investments, development, partially owned entities, business outside of commercial real estate and commercial non-office properties. At March 31, 2007, the Company was in compliance with each of these financial and other covenant requirements.

8.	Commitments and Contingencies

General

In the normal course of business, the Company guarantees its performance of services or indemnifies third parties against its negligence.

The Company has letter of credit and performance obligations of approximately $36.0 million related to lender and development requirements.

The Company and its third-party joint venture partners have guaranteed the seller financing totaling $7.5 million related to the acquisition of land by WP Project Developer LLC, the Land and Infrastructure Entity of the Wisconsin Place joint venture entities.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

Insurance

The Company carries insurance coverage on its properties of types and in amounts and with deductibles that it believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act, or TRIA, was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) through December 31, 2004, which date was extended to December 31, 2005 by the United States Department of Treasury on June 18, 2004 and which date was further extended to December 31, 2007 by the Terrorism Risk Insurance Extension Act of 2005 (the “TRIA Extension Act”). TRIA expires on December 31, 2007, and the Company cannot currently anticipate whether it will be extended. Effective as of March 1, 2007, the Company’s property insurance program per occurrence limits were increased from $800 million to $900 million, including (i) coverage for “certified” acts of terrorism by TRIA of $900 million per occurrence and (ii) coverage for “non-certified” acts of terrorism by TRIA of $500 million per occurrence, and an additional $400 million of coverage for “non-certified” acts of terrorism by TRIA on a per occurrence and annual aggregate basis. The Company also carries nuclear, biological, chemical and radiological terrorism insurance coverage (“NBCR Coverage”) for “certified” acts of terrorism as defined by TRIA, which is provided by IXP, LLC as a direct insurer. Effective as of March 1, 2007, the Company extended the NBCR Coverage to March 1, 2008, excluding the Company’s Value-Added Fund properties. Effective as of

March 1, 2007, the per occurrence limit for NBCR Coverage was increased from $800 million to $900 million. Under TRIA, after the payment of the required deductible and coinsurance the NBCR Coverage is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” Under the TRIA Extension Act (a) the program trigger is $100 million from January 1, 2007 through December 31, 2007 and (b) the coinsurance is 15% from January 1, 2007 through December 31, 2007. The Company may elect to terminate the NBCR Coverage if there is a change in its portfolio or for any other reason. In the event TRIA is not extended beyond December 31, 2007 (i) the NBCR coverage provided by IXP will terminate and (ii) the Company will have some gaps in its coverage for acts of terrorism that would have constituted both “certified” and “non-certified” acts of terrorism had TRIA not expired and the Company may obtain the right to replace a portion of such coverage. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance and maintain insurance in amounts and on terms that are commercially reasonable.

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

9.	Minority Interests in Property Partnerships

The minority interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaled approximately $3.6 million and $12.5 million at March 31, 2007 and December 31, 2006, respectively.

On February 26, 2007, the Company entered into an agreement to redeem the outside members’ equity interest in the limited liability company that owns 250 West 55th Street for an aggregate redemption price of approximately $23.4 million. The Company paid $17.0 million on February 26, 2007, with $3.0 million payable on February 26, 2008 and the balance of approximately $3.4 million payable in monthly installments from March 1, 2007 through August 1, 2009. The redemption was accounted for using the purchase method in accordance with SFAS No. 141 “Business Combinations” (“SFAS No. 141”). The difference between the aggregate book value of the outside members’ equity interest totaling approximately $10.6 million and the purchase price increased the recorded value of the property’s net assets.

10.	Redeemable Partnership Units

As of March 31, 2007, redeemable partnership units consisted of 20,322,637 OP Units, 673,242 LTIP Units and 1,277,463 Series Two Preferred Units (or 1,676,461 OP Units on an as converted basis) held by parties other than Boston Properties, Inc.

During the three months ended March 31, 2007, 441,767 Series Two Preferred Units of the Company were converted by the holders into 579,747 OP Units. In addition, the Company paid the accrued preferred distributions due to the holders of Preferred Units that were converted.

During the three months ended March 31, 2007, 1,075,224 OP Units (including the 579,747 OP Units issued upon conversion of the Series Two Preferred Units discussed above) were presented by the holders for redemption and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock. The aggregate book value of the OP Units that were redeemed, as measured for each OP Unit on the date of its redemption, was approximately $23.2 million.

The Preferred Units at March 31, 2007 consist solely of 1,277,463 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) an increasing rate, ranging from 5.00% to 7.00% per annum (7.00% for the three months ended March 31, 2007 and 2006) on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). Distributions to holders of Preferred Units are recognized on a straight-line basis that approximates the effective interest method.

On January 30, 2007, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit to holders of record as of the close of business on December 29, 2006. In addition, the Company paid a special cash distribution on the OP Units and LTIP Units in the amount of $5.40 per unit to holders of record as of the close of business on December 29, 2006. Holders of Series Two Preferred Units will participate in the $5.40 per unit special cash distribution on an as-converted basis in connection with their regular May 2007 distribution payment as provided for in the Company’s partnership agreement. At December 31, 2006, the Company had accrued approximately $12.2 million related to the $5.40 per unit special cash distribution payable to holders of the Series Two Preferred Units. During the three months ended March 31, 2007, the Company recognized an adjustment of approximately $3.1 million to the special cash distribution accrual and allocation of earnings to the Series Two Preferred Units, as a result of conversions of Series Two Preferred Units, which amount has been reflected in Preferred Distributions and Allocation of Undistributed Earnings within the Consolidated Statements of Operations.

On February 15, 2007, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.89239 per unit.

On March 12, 2007, Boston Properties, Inc., as general partner of the Company, declared a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit payable on April 30, 2007 to holders of record as of the close of business on March 30, 2007.

The Series Two Preferred Units may be converted into OP Units at the election of the holder thereof at any time. A holder of an OP Unit may present such OP Unit to the Company for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Company must redeem such OP Unit for cash equal to the then value of a share of common stock of Boston Properties, Inc. In lieu of a cash redemption, Boston Properties, Inc. may elect to acquire such OP Unit for one share of Common Stock. Due to the redemption option and the conversion option existing outside the control of the Company, such Preferred Units and OP Units (not owned by Boston Properties, Inc.) are not included in Partners’ Capital and are reflected in the Consolidated Balance Sheets within Redeemable Partnership Units at an amount equivalent to the value of such units had such units been redeemed at March 31, 2007. The value of the OP Units (not owned by Boston Properties, Inc. and including LTIP Units assuming that all conditions have been met for the conversion thereof) and Series Two Preferred Units had such units been redeemed at March 31, 2007 was approximately $2.5 billion and $196.8 million, respectively, based on the closing price of Boston Properties, Inc.’s common stock of $117.40 per share on March 30, 2007. Included in Preferred Distributions and Allocation of Undistributed Earnings in the Consolidated Statements of Operations is accretion of approximately $0.2 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively, which represents the accretion of Preferred Units from the value at issuance to the liquidation value.

11.	Partners’ Capital

As of March 31, 2007, Boston Properties, Inc. owned 1,399,659 general partner units and 117,570,406 limited partner units.

During the three months ended March 31, 2007, Boston Properties, Inc. acquired 1,075,224 OP Units in connection with the redemption of an equal number of redeemable partnership units from third parties.

During the three months ended March 31, 2007, the Company issued 403,344 OP Units to Boston Properties, Inc. in connection with the exercise by employees of options to purchase Common Stock of Boston Properties, Inc.

On January 30, 2007, the Company paid a distribution in the amount of $0.68 per OP Unit to unitholders of record as of the close of business on December 29, 2006. In addition, the Company paid a special cash distribution of $5.40 per OP Unit to unitholders of record as of the close of business on December 29, 2006.

On March 12, 2007, Boston Properties, Inc., as general partner of the Company, declared a distribution in the amount of $0.68 per OP Unit payable on April 30, 2007 to unitholders of record as of the close of business on March 30, 2007.

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

During the three months ended March 31, 2007, the Company sold the following operating properties:

•	5 Times Square, a Class A office tower that contains approximately 1,101,779 net rentable square feet located in New York City; and

•	The Long Wharf Marriott, a 402-room hotel located in Boston, Massachusetts.

On March 21, 2007, the Company executed a binding agreement for the sale of Newport Office Park in Quincy, Massachusetts. Newport Office Park is a Class A office property that contains approximately 172,000 net rentable square feet. On April 5, 2007, the Company completed the sale of Newport Office Park (See Note 16). At March 31, 2007, the Company had categorized Newport Office Park as “held for sale” in its Consolidated Balance Sheets.

During the year ended December 31, 2006, the Company sold 280 Park Avenue, a Class A office property totaling approximately 1,179,000 net rentable square feet located in midtown Manhattan.

Due to the Company’s continuing involvement in the management, for a fee, of 280 Park Avenue and 5 Times Square through agreements with the buyers and other financial obligations to the buyers, 280 Park Avenue and 5 Times Square have not been categorized as discontinued operations in the accompanying Consolidated Statements of Operations. As a result, the gains on sales related to 5 Times Square and 280 Park Avenue have been reflected under the caption “Gains on sales of real estate” in the Consolidated Statements of Operations. The Company has presented the other properties listed above as discontinued operations in its Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006, as applicable.

The following table summarizes income from discontinued operations and the related realized gains on sales of real estate from discontinued operations for the three months ended March 31, 2007 and 2006 (in thousands):

	For the three months ended March 31,
	2007	2006
Total revenue	$9,174	$8,554
Real estate operating expenses	(7,062)	(6,976)
Depreciation and amortization	(608)	(842)

Income from discontinued operations	$1,504	$736

Realized gains on sales of real estate	$194,269	$—

The Company’s application of SFAS No. 144 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2007 as income from discontinued operations. The application of SFAS No. 144 does not have an impact on net income available to common unitholders. SFAS No. 144 only impacts the presentation of these properties within the Consolidated Statements of Operations.

13.	Earnings Per Common Unit

Earnings per common unit has been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both the net income and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income available to common unitholders by the weighted-average number of common units outstanding during the period. During 2004, the Company adopted EITF 03-6 “Participating Securities and the Two-Class Method under FASB 128” (“EITF 03-6”), which provides further guidance on the definition of participating securities. Pursuant to EITF 03-6, the Company’s Series Two Preferred Units, which are reflected as Redeemable Partnership Units in the Company’s Consolidated Balance Sheets, are considered participating securities and are included in the computation of basic and diluted earnings per common unit of the Company if the effect of applying the if-converted method is dilutive. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of the Company. Accordingly, for the reporting periods in which the Company’s net income is in excess of distributions paid on the OP Units, LTIP Units and Series Two Preferred Units, such income is allocated to the OP Units, LTIP Units and Series Two Preferred Units in proportion to their respective interests and the impact is included in the Company’s consolidated basic and diluted earnings per common unit computation. For the three months ended March 31, 2007, approximately $12.8 million was allocated to the Series Two Preferred Units in excess of distributions paid during the reporting period and is included in the Company’s computation of basic and diluted earnings per common unit. There were no amounts required to be allocated to the Series Two Preferred Units for the three months ended March 31, 2006. Other potentially dilutive common units, and the related impact on earnings, are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 20,700,000 and 21,344,000 redeemable common units for the three months ended March 31, 2007 and 2006, respectively.

	For the three months ended March 31, 2007
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income available to common unitholders before discontinued operations	$828,197	138,877	$5.96
Discontinued operations	195,773	—	1.41

Net income available to common unitholders	1,023,970	138,877	7.37
Effect of Dilutive Securities:
Stock Based Compensation	—	1,992	(0.11)
Exchangeable Senior Notes	—	478	(0.02)
Diluted Earnings:

Net income	$1,023,970	141,347	$7.24

	For the three months ended March 31, 2006
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income available to common unitholders before discontinued operations	$80,695	133,853	$0.60
Discontinued operations	736	—	0.01

Net income available to common unitholders	81,431	133,853	0.61
Effect of Dilutive Securities:
Stock Based Compensation	—	2,648	(0.01)
Diluted Earnings:

Net income	$81,431	136,501	$0.60

14.	Stock Option and Incentive Plan

During the three months ended March 31, 2007, Boston Properties, Inc. issued 5,951 shares of restricted stock and the Company issued 152,651 LTIP Units under its stock option and incentive plan. The shares of restricted stock were valued at approximately $0.8 million ($126.88 per share). The LTIP Units were valued at approximately $17.7 million ($115.80 per unit fair value) using an option pricing model in accordance with the provisions of SFAS No. 123R. The per unit fair value of each LTIP Unit granted was estimated on the date of grant using the following assumptions: an expected life of 5.3 years, a risk-free interest rate of 4.82% and an expected price volatility of 18.0%. An LTIP Unit is generally the economic equivalent of a share of restricted stock in Boston Properties, Inc. The aggregate value of the LTIP Units is included in Redeemable Partnership Units in the Consolidated Balance Sheets. The restricted stock and LTIP Units granted to employees between January 1, 2004 and November 2006 vest over a five-year term. Grants of restricted stock and LTIP Units made on and after November 2006 vest in four equal annual installments. Restricted stock and LTIP Units are measured at fair value on the date of grant based on the number of shares or units granted, as adjusted for forfeitures and the price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New

York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. Distributions paid on both vested and unvested shares of restricted stock and LTIP Units are charged directly to Partners’ Capital and Redeemable Partnership Units, respectively, in the Consolidated Balance Sheets. Stock-based compensation expense associated with restricted stock and LTIP Units was approximately $2.9 million and $2.3 million for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, there was $34.0 million of unrecognized compensation cost related to unvested restricted stock and LTIP Units that is expected to be recognized over a weighted-average period of approximately 3.3 years.

15.	Segment Information

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Greater Boston, Greater Washington, D.C., Midtown Manhattan, Greater San Francisco and New Jersey. Segments by property type include: Class A Office, Office/Technical and Hotel.

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services, general and administrative expenses, interest expense, depreciation and amortization expense, minority interest in property partnership, income from unconsolidated joint ventures, gains on sales of real estate, income from discontinued operations, gains on sales of real estate from discontinued operations and losses from early extinguishments of debt are not included in Net Operating Income as the internal reporting addresses these items on a corporate level.

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

Information by geographic area and property type (dollars in thousands):

Three months ended March 31, 2007 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$80,097	$59,893	$116,044	$49,593	$18,384	$324,011
Office/Technical	7,003	4,257	—	—	—	11,260
Hotel	6,709	—	—	—	—	6,709

Total	93,809	64,150	116,044	49,593	18,384	341,980

% of Total	27.43%	18.76%	33.93%	14.50%	5.38%	100.00%
Real Estate Operating Expenses:
Class A	31,356	17,480	35,605	18,618	7,207	110,266
Office/Technical	2,349	960	—	—	—	3,309
Hotel	6,014	—	—	—	—	6,014

Total	39,719	18,440	35,605	18,618	7,207	119,589

% of Total	33.21%	15.42%	29.77%	15.57%	6.03%	100.00%

Net Operating Income	$54,090	$45,710	$80,439	$30,975	$11,177	$222,391

% of Total	24.32%	20.55%	36.17%	13.93%	5.03%	100.00%

Three months ended March 31, 2006 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$73,940	$53,333	$135,406	$46,538	$16,785	$326,002
Office/Technical	6,494	3,806	—	—	—	10,300
Hotel	4,915	—	—	—	—	4,915

Total	85,349	57,139	135,406	46,538	16,785	341,217

% of Total	25.01%	16.75%	39.68%	13.64%	4.92%	100.00%
Operating Expenses:
Class A	$28,945	$14,415	$42,778	$16,531	$7,261	$109,930
Office/Technical	1,423	754	—	—	—	2,177
Hotel	5,008	—	—	—	—	5,008

Total	35,376	15,169	42,778	16,531	7,261	117,115

% of Total	30.21%	12.95%	36.53%	14.11%	6.20%	100.00%

Net Operating Income	$49,973	$41,970	$92,628	$30,007	$9,524	$224,102

% of Total	22.30%	18.73%	41.33%	13.39%	4.25%	100.00%

The following is a reconciliation of net operating income to net income available to common unitholders:

	Three months ended March 31,
	2007	2006
	(in thousands)
Net operating income	$222,391	$224,102
Add:
Development and management services income	4,727	4,374
Interest and other income	16,988	1,959
Minority interest in property partnership	—	1,236
Income from unconsolidated joint ventures	965	1,290
Gains on sales of real estate	754,216	6,473
Income from discontinued operations	1,504	736
Gains on sales of real estate from discontinued operations	194,269	—
Less:
General and administrative expense	(16,808)	(14,642)
Interest expense	(73,926)	(74,817)
Depreciation and amortization expense	(68,583)	(65,299)
Losses from early extinguishments of debt	(722)	(467)
Preferred distributions and allocation of undistributed earnings	(11,051)	(3,514)

Net income available to common unitholders	$1,023,970	$81,431

16.	Newly Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 was effective for fiscal years beginning after December 15, 2006. FIN No. 48, which was adopted by the Company effective January 1, 2007, did not have a material impact on the Company’s cash flows, results of operations, financial position or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s cash flows, results of operations, financial position or liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating and assessing the impact of this statement.

17.	Subsequent Events

On April 5, 2007, the Company sold Newport Office Park located in Quincy, Massachusetts, for approximately $37.0 million. Newport Office Park is a Class A office property consisting of approximately 172,000 net rentable square feet. The sale of this property was effected as part of a “like-kind exchange” under Section 1031 of the Internal Revenue Code.

On April 11, 2007, the Company acquired a parcel of land located in Springfield, Virginia, for a purchase price of approximately $25.6 million.

On April 12, 2007, the Company entered into an agreement for the sale of a parcel of land located in Washington, D.C. for approximately $33.7 million. In addition, the Company entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet. The sale is subject to the satisfaction of customary closing conditions and there can be no assurance that the sale will be consummated on the terms currently contemplated or at all.

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms “BPLP,” “we,” “us” and “our” refer collectively to Boston Properties Limited Partnership, a Delaware limited partnership, and its subsidiaries, and its respective predecessor entities, considered a single enterprise.

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

The risks set forth above are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can it assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our most recent Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for future periods and Current Reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise, for a discussion of risks and uncertainties that may cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements. We expressly disclaim any responsibility to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or otherwise, and you should not rely upon these forward-looking statements after the date of this report.

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

Our core strategy has always been to operate in supply constrained markets, so given the combination of strong demand, increasing replacement costs and scarcity of supply, we expect our assets to continue to appreciate over time. Many individuals and institutions have recognized these same conditions, which have translated into a supply of capital that continues to compete to own commercial real estate assets, especially in our Boston, New York, Washington, D.C. and San Francisco markets. We continue to witness robust sales of office properties in these markets at historically low capitalization rates. We believe these new owners have rationalized the high valuations not just on the availability of favorable debt financing, but also on the expectation for sustained rental rate growth. As a result, the new owners are beginning to shift their attention to underlying property fundamentals and have begun to aggressively reprice their expiring lease inventory.

We experienced significant improvement in our operating fundamentals over the past two years in Boston, New York, Washington, D.C. and San Francisco, and we expect that the aggressive repricing efforts of these new owners will help to continue this favorable trend for sometime. The impact on our rental revenues will be felt gradually, however, given the modest amount of our 2007 lease expirations. Select leases that expire in 2007 reflect the high rental rates achieved in the late 1990s and early 2000s, and therefore we still could experience some roll down in near-term rents at certain properties in our portfolio despite the positive overall trends in our markets.

We remain concerned that making significant acquisitions at today’s pricing levels could reduce our long-term earnings growth rate. Given current market conditions, we generally believe that the returns we can generate from development will be significantly greater than those we can expect to realize from acquisitions. As a result, our strategy remains unchanged as we continue operating in 2007; we intend to selectively sell assets, reduce the overall size of the portfolio and replace the sold assets with substantial investments in new development opportunities. With the closing of 5 Times Square on February 15, 2007, we have sold approximately $3.8 billion of assets over the past two years. Excluding 5 Times Square, we have already sold or have under contract for sale in 2007 an additional $300 million of assets compared to our stated expectation for a minimum of $500 million of asset sales during the year. During 2006, we started more than $300 million of developments and in 2007 we anticipate starting in excess of $1.5 billion of developments, including commencing construction on our approximately 1.0 million square foot office tower in New York City on West 55th Street. Although the asset sales will have the impact of dampening our short-term, year-to-year earnings growth rate, we believe our intensive focus on new development will enhance our long-term return on equity and earnings growth.

The highlights of the three months ended March 31, 2007 included the following:

•

In January 2007, we acquired 6601 and 6605 Springfield Center Drive, consisting of two office/technical properties aggregating approximately 97,000 net rentable square feet located in Springfield, Virginia for an aggregate purchase price of approximately $16.5 million. On April 11, 2007, we acquired an additional adjacent parcel of land for a purchase price of approximately $25.6 million. The combined properties will support future development of approximately 800,000 net rentable square feet.

•

In January and February 2007, we acquired parcels of land located at 250 West 55th Street in New York City, through a majority-owned venture, for an aggregate purchase price of approximately $228.8 million. The acquisitions were financed with available cash and a $160.0 million mortgage loan bearing interest at a variable rate equal to LIBOR plus 0.40% per annum and maturing in January 2009. The loan is collateralized by mortgages totaling approximately $13.6 million. We also have agreements to acquire other adjacent real estate interests, for approximately $33.1 million. The assembled land parcels will support the development of an approximately 975,000 net rentable square foot Class A office tower. On February 26, 2007, we entered into an agreement to redeem the outside member’s equity interest in the limited liability company that owns the property for an aggregate redemption price of approximately $23.4 million.

•

On January 29, 2007, we acquired 103 Fourth Avenue, an approximately 62,000 net rentable square foot office/technical property located in Waltham, Massachusetts, for a purchase price of approximately $14.3 million. The property is adjacent to other recently acquired land parcels that once assembled will support future development.

•

On February 6, 2007, we completed an offering of $862.5 million in aggregate principal amount (including $112.5 million as a result of the exercise by the initial purchasers of their over-allotment option) of our 2.875% exchangeable senior notes due 2037. The notes were priced at 97.433% of their face amount, resulting in an effective interest rate of approximately 3.438% per annum and net proceeds to us of approximately $840.0 million.

•

On February 12, 2007, we refinanced the mortgage loan collateralized by 599 Lexington Avenue located in New York City. The new mortgage financing totaling $750.0 million bears interest at a fixed interest rate of 5.57% per annum and matures on March 1, 2017. On December 19, 2006, we had terminated our forward-starting interest rate swap contracts and received approximately $10.9 million, which amount will reduce our interest expense over the ten-year term of the financing, resulting in an effective interest rate of 5.38% per annum for the financing. We used a portion of the net proceeds to repay the $225.0 million drawn on our Unsecured Line of Credit, which draw was collateralized by 599 Lexington Avenue. In addition, we used a portion of the net proceeds from the refinancing to repay the mortgage loan collateralized by Times Square Tower located in New York City totaling $475.0 million. The Times Square Tower mortgage loan bore interest at a variable rate equal to LIBOR plus 0.50% per annum and was scheduled to mature on July 9, 2008. There was no prepayment penalty associated with the repayment. In connection with the refinancing, the lien of the Times Square Tower mortgage was spread to 599 Lexington Avenue and released from Times Square Tower so that Times Square Tower is no longer encumbered by any mortgage debt.

•

On February 15, 2007, we completed the sale of our long-term leasehold interest in 5 Times Square in New York City and related credits, for approximately $1.28 billion in cash, or approximately $1,160 per square foot. 5 Times Square is a fully-leased Class A office tower that contains 1,101,779 net rentable square feet. 5 Times Square was developed in 2002 at a total cost of approximately $490 million.

•

On March 9, 2007, our Value-Added Fund executed a binding agreement for the sale of Worldgate Plaza located in Herndon, Virginia, for approximately $109.0 million. Worldgate Plaza is an office complex consisting of approximately 322,000 net rentable square feet. The sale is subject to the execution of a lease amendment for the expansion of a tenant at the property and the satisfaction of customary closing conditions. Although there can be no assurance that the sale will be consummated on the terms currently contemplated or at all, it is expected to close by the end of the second quarter of 2007.

•

On March 23, 2007, we completed the sale of the Long Wharf Marriott, a 402-room hotel located in Boston, Massachusetts for a total sale price of $231.0 million, or approximately $575,000 per room. The sale of this property was effected as part of a “like-kind exchange” under Section 1031 of the Internal Revenue Code.

•

On March 30, 2007, we acquired Kingstowne Towne Center, a mixed-use property located in Alexandria, Virginia, at a purchase price of approximately $134.0 million. This property is comprised of two Class A office properties totaling approximately 307,000 net rentable square feet and a retail/movie theater complex totaling approximately 88,000 net rentable square feet. The acquisition was financed with the assumption of mortgage indebtedness totaling $65.3 million and available cash. The assumed mortgage financing consists of two mortgage loans of $44.9 million and $20.4 million, which bear interest at fixed rates of 5.99% and 5.96% per annum and mature on January 1, 2016 and May 5, 2013, respectively.

•

On March 30, 2007, we acquired Russia Wharf, a land parcel located in Boston, Massachusetts, for a purchase price of approximately $105.5 million. The land parcel will support a mixed-use development of approximately 775,000 net rentable square feet, anchored by office space.

•

During the three months ended March 31, 2007, we signed a new qualifying lease for approximately 22,000 net rentable square feet of our remaining 47,659 net rentable square foot master lease obligation related to the sale of 280 Park Avenue resulting in the recognition of approximately $18.0 million as additional gain on sale of real estate. We had deferred approximately $67.3 million of the gain on sale of 280 Park Avenue, which amount represented the maximum obligation under the master lease. As of March 31, 2007, the remaining master lease obligation totaled approximately $27.4 million.

Transactions completed subsequent to March 31, 2007:

•

On April 5, 2007, we sold Newport Office Park located in Quincy, Massachusetts, for approximately $37.0 million. Newport Office Park is a Class A office property consisting of approximately 172,000 net rentable square feet. The sale of this property was effected as part of a “like kind exchange” under Section 1031 of the Internal Revenue Code.

•	On April 11, 2007, we acquired a parcel of land located in Springfield, Virginia, for a purchase price of approximately $25.6 million.

•

On April 12, 2007, we entered into an agreement for the sale of a parcel of land located in Washington, D.C. for approximately $33.7 million. In addition, we entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet. The sale is subject to the satisfaction of customary closing conditions and there can be no assurance that the sale will be consummated on the terms currently contemplated or at all.

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

A variety of costs are incurred in the acquisition, development and leasing of properties. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project commences and capitalization begins and when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Projects.” The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs necessary to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We begin the capitalization of costs during the pre-construction period which we define as activities that are necessary to the development of the property. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

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

If our estimates of collectibility differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases was approximately 7.4 years as of March 31, 2007. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and frequent monitoring of our portfolio to identify potential problem tenants.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the three months ended March 31, 2007 and 2006.

At March 31, 2007 and March 31, 2006, we owned or had interests in a portfolio of 135 and 123 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio are necessarily meaningful. Therefore, the comparison of operating results for the three months ended March 31, 2007 and 2006 show separately the changes attributable to the properties that were owned by us throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the Total Property Portfolio.

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

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income available to common shareholders, the most directly comparable GAAP financial measure, plus losses from early extinguishment of debt, depreciation and amortization, interest expense, general and administrative expense, income from discontinued operations, less gains on sales of real estate, gains on sales of real estate from discontinued operations, income from unconsolidated joint ventures, minority interest in property partnership, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

Our management also uses NOI to evaluate regional property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income. NOI excludes certain components from net income in order to provide results that are more closely related to a property's results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.

Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 113 properties totaling approximately 28.3 million net rentable square feet of space. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2006 and owned through March 31, 2007. In addition, the Same Property Portfolio includes our Cambridge Center Marriott hotel property, but does not include the Long Wharf Marriott hotel property, which was sold on March 23, 2007. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after January 1, 2006 or disposed of on or prior to March 31, 2007. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended March 31, 2007 and 2006 with respect to the properties which were acquired, placed in-service, repositioned or sold.

During July 2006, we placed-in-service our Capital Gallery expansion project, consisting of a ten-story addition totaling approximately 319,000 net rentable square feet of Class A office space located in Washington, D.C. The project entailed removing a three-story, low-rise section of the property from in-service status and developing it into a ten-story office building resulting in a total complex size of approximately 615,000 net rentable square feet. In April 2006, tenants began to take initial occupancy. This property is included in Properties Repositioned for the three months ended March 31, 2007 and March 31, 2006.

	Same Property Portfolio				Properties Sold		Properties Acquired			Properties Placed In-Service		Properties Repositioned		Total Property Portfolio
(dollars in thousands)	2007	2006	Increase/ (Decrease)	% Change	2007	2006	2007	2006		2007	2006	2007	2006	2007	2006	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$300,475	$291,050	$9,425	3.24%	$9,770	$36,873	$8,589		$—	$7,192	$4,326	$6,695	$3,241	$332,721	$335,490	($2,769)	(0.83%)
Termination Income	2,550	812	1,738	214.04%	—	—	—		—	—	—	—	—	2,550	812	1,738	214.04%

Total Rental Revenue	303,025	291,862	11,163	3.82%	9,770	36,873	8,589		—	7,192	4,326	6,695	3,241	335,271	336,302	(1,031)	(0.31%)

Real Estate Operating Expenses	105,388	98,555	6,833	6.93%	1,816	11,729	2,838		—	1,802	878	1,731	945	113,575	112,107	1,468	1.31%

Net Operating Income, excluding hotels	197,637	193,307	4,330	2.24%	7,954	25,144	5,751		—	5,390	3,448	4,964	2,296	221,696	224,195	(2,499)	(1.11%)

Hotel Net Operating Income (1)	695	(93)	788	847.31%	—	—	—		—	—	—	—	—	695	(93)	788	847.31%

Consolidated Net Operating Income (1)	198,332	193,214	5,118	2.65%	7,954	25,144	5,751		—	5,390	3,448	4,964	2,296	222,391	224,102	(1,711)	(0.76%)

Other Revenue:
Development and Management Services	—	—	—	—	—	—	—		—	—	—	—	—	4,727	4,374	353	8.07%
Interest and Other	—	—	—	—	—	—	—		—	—	—	—	—	16,988	1,959	15,029	767.18%

Total Other Revenue	—	—	—	—	—	—	—		—	—	—	—	—	21,715	6,333	15,382	242.89%

Other Expenses:
General and administrative expense	—	—	—	—	—	—	—		—	—	—	—	—	16,808	14,642	2,166	14.79%
Interest	—	—	—	—	—	—	—		—	—	—	—	—	73,926	74,817	(891)	(1.19%)
Depreciation and amortization	60,734	58,094	2,640	4.54%	—	5,420	4,725		—	2,026	1,362	1,098	423	68,583	65,299	3,284	5.03%
Loss from early extinguishments of debt	—	—	—	—	—	—	—		—	—	—	—	—	722	467	255	54.60%

Total Other Expenses	60,734	58,094	2,640	4.54%	—	5,420	4,725		—	2,026	1,362	1,098	423	160,039	155,225	4,814	3.10%

Income before joint ventures	$137,598	$135,120	$2,478	1.83%	$7,954	$19,724	$1,026	$		$3,364	$2,086	$3,866	$1,873	$84,067	$75,210	$8,857	11.78%
Income from unconsolidated joint ventures	$1,105	$1,409	($304)	(21.58%)	$11	($96)	($151)		($23)	$—	$—	$—	$—	965	1,290	(325)	(25.19%)
Income from discontinued operations,	$442	$349	$93	26.65%	$1,062	$387	$—		$—	$—	$—	$—	$—	1,504	736	768	104.35%
Minority interest in property partnership														—	1,236	(1,236)	(100.0%)
Gains on sales of real estate														754,216	6,473	747,743	11,551.72
Gains on sales of real estate from discontinued operations														194,269	—	194,269	100.0%
Preferred distributions and allocation of undistributed earnings														(11,051)	(3,514)	7,537	214.48%

Net Income available to common unitholders														$1,023,970	$81,431	$942,539	1,157.47%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 29. Hotel Net Operating Income for the three months ended March 31, 2007 and 2006 are comprised of Hotel Revenue of $6,709 and $4,915 less Hotel Expenses of $6,014 and $5,008, respectively per the Consolidated Income Statement.

Rental Revenue

The decrease of approximately $2.8 million in the Total Property Portfolio is comprised of increases and decreases within the five categories that comprise our Total Property Portfolio. Rental revenue from the Same Property Portfolio increased approximately $9.4 million, Properties Sold decreased approximately $27.1 million, Properties Acquired increased approximately $8.6 million, Properties Placed In-Service increased approximately $2.9 million and Properties Repositioned increased approximately $3.4 million.

Rental revenue from the Same Property Portfolio increased approximately $9.4 million for the three months ended March 31, 2007 compared to 2006. Included in rental revenue is an overall increase in base rental revenue of approximately $5.2 million. Approximately $2.8 million of the increase from the Same Property Portfolio was due to an increase in recoveries from tenants which correlates with the increase in operating expenses. In addition, approximately $1.0 million of the increase was attributed to an increase in straight-line rents and the remaining $0.4 million increase related to parking and other income. We expect occupancy to remain level and same property net operating income to grow between 2% and 4% over 2006. In addition, we anticipate straight-line rents for 2007 to be between $35 million and $40 million.

The acquisitions of 6601 & 6605 Springfield Center Drive, 103 Fourth Avenue and Kingstowne Towne Center during the three months ended March 31, 2007 as well as the acquisitions during 2006 increased rental revenue from Properties Acquired by approximately $8.6 million for the three months ended March 31, 2007 as detailed below:

		Rental Revenue for the three months ended March 31
Property	Date Acquired	2007	2006	Change
		(in thousands)
Four and Five Cambridge Center	November 30, 2006	$3,960	—	$3,960
3200 Zanker Road	August 10, 2006	2,616	—	2,616
303 Almaden Avenue	June 30, 2006	1,597	—	1,597
6601 & 6605 Springfield Center Drive	January, 2007	235	—	235
103 Fourth Avenue	January 29, 2007	126	—	126
Kingstowne Towne Center	March 30, 2007	55	—	55

Total		$8,589	$—	$8,589

The increase in rental revenue from Properties Placed In-Service relates to placing in-service our Seven Cambridge Center development project in the first quarter of 2006 and our 12290 Sunrise Valley development project in the second quarter of 2006. Rental revenue from Properties Placed In-Service increased approximately $2.9 million, as detailed below:

		Rental Revenue for the three months ended March 31
Property	Date Placed In-Service	2007	2006	Change
		(in thousands)
Seven Cambridge Center	First Quarter, 2006	$5,609	$4,326	$1,283
12290 Sunrise Valley	Second Quarter, 2006	1,583	—	1,583

Total		$7,192	$4,326	$2,866

Rental revenue from Properties Repositioned for the three months ended March 31, 2007 increased approximately $3.4 million over the three months ended March 31, 2006. Our Capital Gallery expansion project is included in Properties Repositioned for the three months ended March 31, 2007 and March 31, 2006. In April 2006, tenants began to take occupancy and we placed our Capital Gallery expansion project in-service in July 2006.

The aggregate increase in rental revenue was offset by the sales of 5 Times Square in February 2007 and 280 Park Avenue in June 2006. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for each property. Rental Revenue from Properties Sold decreased by approximately $27.1 million, as detailed below:

		Rental Revenue for the three months ended March 31
Property	Date Sold	2007	2006	Change
		(in thousands)
5 Times Square	February 15, 2007	$9,770	$18,005	($8,235)
280 Park Avenue	June 6, 2006	—	18,868	(18,868)

Total		$9,770	$36,873	($27,103)

Termination Income

Termination income for the three months ended March 31, 2007 was related to six tenants across the Total Property Portfolio that terminated their leases, and we recognized termination income totaling approximately $2.6 million. This compared to termination income of approximately $1.0 million for the three months ended March 31, 2006 related to three tenants. We currently anticipate realizing approximately $1.0 million in termination income per quarter for the remainder of 2007.

Real Estate Operating Expenses

The $1.5 million increase in property operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Total Property Portfolio is comprised of increases and decreases within five categories that comprise our Total Property Portfolio. Operating expenses for the Same Property Portfolio increased approximately $6.8 million, Properties Sold decreased approximately $9.9 million, Properties Acquired increased approximately $2.8 million, Properties Placed In-Service increased approximately $0.9 million and Properties Repositioned increased approximately $0.9 million.

Operating expenses from the Same Property Portfolio increased approximately $6.8 million for the three months ended March 31, 2007 compared to 2006. Included in Same Property Portfolio operating expenses is an increase in utility expenses of approximately $1.9 million, which represents an increase of approximately 9.6% over the prior year first quarter. In addition, real estate taxes increased approximately $1.8 million due to increased real estate tax assessments and the remaining $1.5 million increase in the Same Property Portfolio operating expenses is related to an increase in repairs and maintenance and other administrative property expenses. Increases related to approximately $0.7 million of insurance expense were due to general market conditions. Also, for the month of March 2007 forward, we increased our total insurance from $800 million per occurrence to $900 million. See Note 8 to the Consolidated Financial Statements.

The acquisitions of 6601 & 6605 Springfield Center Drive, 103 Fourth Avenue and Kingstowne Towne Center during the three months ended March 31, 2007, as well as the acquisitions during 2006, increased operating expenses from Properties Acquired by approximately $2.8 million for the three months ended March 31, 2007 as detailed below:

		Real Estate Operating Expenses for the three months ended March 31
Property	Date Acquired	2007	2006	Change
		(in thousands)
Four and Five Cambridge Center	November 30, 2006	$1,563	—	$1,563
303 Almaden Avenue	June 30, 2006	530	—	530
3200 Zanker Road	August 10, 2006	444	—	444
103 Fourth Avenue	January 29, 2007	111	—	111
Prospect Hill Land	October 27, 2006	66		66
Kingstowne Towne Center	March 30, 2007	63	—	63
6601 & 6605 Springfield Center Drive	January, 2007	61	—	61

Total		$2,838	$—	$2,838

The increase in operating expenses from Properties Placed In-Service relates to placing in-service our Seven Cambridge Center development project in the first quarter of 2006 and our 12290 Sunrise Valley development project in the second quarter of 2006. Operating expenses from Properties Placed In-Service increased approximately $0.9 million, as detailed below:

		Real Estate Operating Expenses for the three months ended March 31
Property	Date Placed In-Service	2007	2006	Change
		(in thousands)
Seven Cambridge Center	First Quarter, 2006	$1,484	$878	$606
12290 Sunrise Valley	Second Quarter, 2006	318	—	318

Total		$1,802	$878	$924

Operating expenses from Properties Repositioned for the three months ended March 31, 2007 increased approximately $0.9 million over the three months ended March 31, 2006. Our Capital Gallery expansion project is included in Properties Repositioned for the three months ended March 31, 2007 and March 31, 2006. In April 2006, tenants began to take occupancy and we placed our Capital Gallery expansion project in-service in July 2006.

A decrease of approximately $9.9 million in the Total Property Portfolio operating expenses was due to the sales of 5 Times Square in February 2007 and 280 Park Avenue in June 2006, as detailed below:

		Real Estate Operating Expenses for the three months ended March 31
Property	Date Sold	2007	2006	Change
		(in thousands)
5 Times Square	February 15, 2007	$1,816	$3,344	($1,528)
280 Park Avenue	June 6, 2006	—	8,385	(8,385)

Total		$1,816	$11,729	($9,913)

We continue to review and monitor the impact of rising insurance and energy costs, as well as other factors, on our operating budgets for fiscal year 2007. Because some operating expenses are not recoverable from tenants, an increase in operating expenses due to one or more of the foregoing factors could have an adverse effect on our results of operations.

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property increased approximately $0.8 million for the three months ended March 31, 2007 as compared to 2006. For the three months ended March 31, 2007 and 2006, the operations of the Long Wharf Marriott has been included as part of discontinued operations due to its sale on March 23, 2007. We expect the Cambridge hotel to contribute between $8.5 million and $9.5 million to net operating income for 2007, an increase of 13% over 2006.

The following reflects our occupancy and rate information for our hotel properties (including the Long Wharf Marriott through the sale on March 23, 2007) for the three months ended March 31, 2007 and 2006:

	2007	2006	Percentage Change
Occupancy	76.8%	67.0%	14.6%
Average daily rate	$187.18	$172.44	8.5%
Revenue per available room, REVPAR	$144.40	$116.83	23.6%

Development and Management Services

Development and Management Services income increased approximately $0.4 million for the three months ended March 31, 2007 compared to 2006. Management Service income has increased approximately $0.2 million due to maintaining management contracts following the sale of 280 Park Avenue on June 6, 2006. The remaining increase of approximately $0.2 million relates to the continued increase in our development activities on behalf of our joint venture entities and third parties, as well as fees earned for the management of tenant improvement construction. The only development project we expect to place into service during 2007 is our 505 9th Street joint venture project.

Interest and Other Income

Interest and other income increased approximately $15.0 million for the three months ended March 31, 2007 compared to 2006 as a result of higher overall interest rates and increased average cash balances. In February 2007, we issued $862.5 million of unsecured exchangeable senior notes. On February 15, 2007, we completed the sale of our long-term leasehold interest in 5 Times Square in New York City for approximately $1.28 billion in cash. On March 23, 2007, we completed the sale of the Long Wharf Marriott for a total sale price of approximately $231.0 million. The sale of this property was effected as part of a “like kind exchange” under Section 1031 of the Internal Revenue Code.

We did not identify any replacement properties for 5 Times Square under the like-kind exchange provisions of Section 1031 of the Internal Revenue Code and, therefore, we expect that our aggregate distributions for the 2007 tax year will include, in addition to our regular quarterly distributions, at least that portion of the sale proceeds necessary for Boston Properties, Inc. to avoid paying corporate level tax on the estimated taxable gain. We anticipate interest income for 2007 to be between $83 million and $87 million based on the assumption that the proceeds from the sale of 5 Times Square remain in our cash balance during 2007.

Other Expenses

General and Administrative

General and administrative expenses increased approximately $2.2 million for the three months ended March 31, 2007 compared to 2006 due to a full run rate on our stock based compensation and increases in base compensation. We anticipate our general and administrative expenses to be approximately $16.5 million each quarter for the year 2007. With the increased development activity in 2007 and into 2008, we expect capitalized wages to increase which will result in lower general and administrative expenses. A significant portion of the expected increase results from the final ramp-up on our long-term equity compensation program described below.

Commencing in 2003, we issued restricted stock and/or LTIP Units, as opposed to granting stock options and restricted stock, under the 1997 Stock Option and Incentive Plan as our primary vehicle for employee equity compensation. An LTIP Unit is generally the economic equivalent of a share of our restricted stock. Employees generally vest in restricted stock and LTIP Units over a five-year term (for awards granted prior to 2003, vesting is in equal annual installments; for those granted between 2003 and November 2006, vesting is over a five-year term with annual vesting of 0%, 0%, 25%, 35% and 40%; and for awards granted after November 2006, vesting will occur in equal annual installments over a four-year term). Restricted stock and LTIP Units are valued based on observable market prices for similar instruments. Such value is recognized as an expense ratably over the corresponding employee service period. LTIP Units that were issued in January 2005 and any future LTIP Unit awards will be valued using an option pricing model in accordance with the provisions of SFAS No. 123R. To the extent restricted stock or LTIP Units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to "stock-based compensation." Stock-based compensation associated with approximately $11.3 million of restricted stock and LTIP Units granted in April 2006 and approximately $18.5 million of restricted stock and LTIP Units granted in January 2007 will be incurred ratably as such restricted stock and LTIP Units vest.

Interest Expense

Interest expense for the Total Property Portfolio decreased approximately $0.9 million for the three months ended March 31, 2007 compared to 2006. The decrease is due to (1) the repayment of outstanding mortgage debt in connection with the sale of 280 Park Avenue in June 2006 which decreased interest expense by $4.9 million, and (2) the repayment of our mortgage loans collateralized by Capital Gallery, Seven Cambridge Center, Montvale Center, 101 Carnegie Center, 191 Spring Street and Embarcadero Center Three, which decreased interest expense approximately $4.7 million. These decreases were offset by (1) an increase of approximately $4.2 million related to interest paid on our $450 million unsecured exchangeable senior notes issued in the second quarter of 2006 at a per annum interest rate of 3.75%, (2) an increase of approximately $4.4 million related to interest paid on our $862.5 million unsecured exchangeable senior notes issued in the first quarter of 2007 at an effective per annum interest rate of 3.438% and (3) a net increase of approximately $0.9 million related to the refinancing of 599 Lexington Avenue through a new mortgage of approximately $750 million, the net proceeds from which were used to repay the $225 million draw on our Unsecured Line of Credit and repay the mortgage loan collateralized by Times Square Tower. The remaining decrease is attributed to scheduled loan amortization on our outstanding debt.

After adjusting for the exchangeable notes, the acquisition of 250 West 55th Street in New York City and Kingstown Towne Center in Alexandria, Virginia and the refinancing of 599 Lexington Avenue, as well as an increase in capitalized interest due to the acquisition of Russia Wharf, we expect interest expense to be between $282 million and $287 million for the year.

At March 31, 2007, our variable rate debt consisted of our mortgage financing at 250 West 55th Street and our construction loan at South of Market. The following summarizes our outstanding debt as of March 31, 2007 and March 31, 2006:

	March 31,
	2007	2006
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$5,535,909	$3,932,838
Variable rate	200,230	763,875

Total	$5,736,139	$4,696,713

Percent of total debt:
Fixed rate	96.51%	83.74%
Variable rate	3.49%	16.26%

Total	100.00%	100.00%

Weighted average interest rate at end of period:
Fixed rate	5.71%	6.70%
Variable rate	5.90%	5.23%

Total	5.72%	6.46%

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio increased approximately $3.3 million for the three months ended March 31, 2007 compared to 2006. Approximately $2.6 million related to increases in the Same Property Portfolio and approximately $4.7 million related to the recent acquisition activity. An increase of approximately $0.7 million was due to the placing in-service of our Seven Cambridge Center development project in the first quarter of 2006 and our 12290 Sunrise Valley development project in the second quarter of 2006 and approximately $0.7 million was attributed to Properties Repositioned. These increases were offset by a decrease of approximately $5.4 million due to the sales of 5 Times Square in February 2007 and 280 Park Avenue in June 2006.

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the three months ended March 31, 2007 and 2006 were $2.3 million and $1.4 million, respectively. These costs are not included in the general and administrative expenses discussed above. We expect capitalized wages to increase proportionately with our increased development activity into 2007 and 2008. Interest capitalized for the three months ended March 31, 2007 and 2006 was $4.3 million and $1.7 million, respectively. These costs are not included in the interest expense referenced above.

Losses from early extinguishments of debt

On February 12, 2007, we refinanced the mortgage loan collateralized by 599 Lexington Avenue located in New York City. The new mortgage financing totaling $750.0 million bears interest at a fixed interest rate of 5.57% per annum and matures on March 1, 2017. We used a portion of the net proceeds to repay the $225.0 million draw on our Unsecured Line of Credit, which draw was collateralized by 599 Lexington Avenue. In addition, we used the net proceeds from the refinancing to repay the mortgage loan collateralized by Times Square Tower located in New York City totaling $475.0 million. There was no prepayment penalty associated with the repayment. We recognized a loss from early extinguishment of debt totaling approximately $0.7 million consisting of the write-off of unamortized deferred financing costs. In connection with the refinancing, the lien of the Times Square Tower mortgage was spread to 599 Lexington Avenue and released from Times Square Tower so that Times Square Tower is no longer encumbered by any mortgage debt.

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

Income from Unconsolidated Joint Ventures

For the three months ended March 31, 2007, income from unconsolidated joint ventures decreased approximately $0.3 million. Properties sold consisted of our interest in 265 Franklin Street which we sold in September 2006. Properties acquired consisted of our Value-Added Fund properties as well as our New York Land Venture.

Income from discontinued operations

For the three months ended March 31, 2007 and March 31, 2006, the properties included in discontinued operations consisted of our Long Wharf Marriott hotel in Boston, Massachusetts and Newport Office Park in Quincy, Massachusetts. As of March 31, 2007, we have categorized Newport Office Park as “held for sale” in our Consolidated Balance Sheets.

Minority interest in property partnership

Minority interest in property partnership consisted of the outside equity interests in the venture that owned Citigroup Center. This venture was consolidated with our financial results because we exercised control over the entity. Due to the redemption of the minority interest holder at Citigroup Center on May 31, 2006, minority interest in property partnership no longer reflects an allocation to the minority interest holder.

Gains on sales of real estate

On February 15, 2007, we completed the sale of 5 Times Square resulting in a gain of $736.2 million. Due to our continuing involvement in the management, for a fee, of 280 Park Avenue and 5 Times Square through agreements with the buyers and other financial obligations to the buyers, 280 Park Avenue and 5 Times Square have not been categorized as discontinued operations in the Consolidated Statements of Operations.

Pursuant to the purchase and sale agreement related to the sale of 280 Park Avenue, we entered into a master lease agreement with the buyer at closing. Under the master lease agreement, we have guaranteed that the buyer will receive at least a minimum amount of base rent from approximately 74,340 square feet of space during the ten-year period following the expiration of the current leases for this space. The current leases for this space are scheduled to expire at various times between June 2006 and October 2007. The aggregate amount of base rent we have guaranteed over the entire period from 2006 to 2017 is approximately $67.3 million. During the three months ended March 31, 2007, we signed a new qualifying lease for approximately 22,000 net rentable square feet of the remaining 47,659 net rentable square foot master lease obligation, resulting in the recognition of approximately $18.0 million of additional gain on sale of real estate. As of March 31, 2007, the remaining master lease obligation totaled approximately $27.4 million.

Gains on sales of real estate for the three months ended March 31, 2006 primarily relates to a parcel of land at the Prudential Center located in Boston, Massachusetts which had previously been accounted for as a financing transaction. During January 2006, the transaction qualified as a sale for financial reporting purposes.

Gains on sales of real estate from discontinued operations

On March 23, 2007, we completed the sale of the Long Wharf Marriott, a 402-room hotel located in Boston, Massachusetts for a total sale price of $231.0 million, or approximately $575,000 per room. The net gain on sale was approximately $194.3 million. The sale of this property was effected as part of a “like-kind exchange” under Section 1031 of the Internal Revenue Code.

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

On December 15, 2006, the Board of Directors of Boston Properties, Inc. declared a special cash distribution of $5.40 per common share payable on January 30, 2007 to shareholders of record as of the close of business on December 29, 2006. The decision to declare a special distribution was the result of the sales of assets in 2006, including 280 Park Avenue and 265 Franklin Street. The Board of Directors of Boston Properties, Inc. did not make any change in its policy with respect to regular quarterly distributions. The payment of the regular quarterly distribution of $0.68 per share and the special distribution of $5.40 per share resulted in a total payment of $6.08 per share on January 30, 2007.

We did not identify any replacement properties for 5 Times Square under the like-kind exchange provisions of Section 1031 of the Internal Revenue Code and, therefore, we expect that our aggregate distributions for the 2007 tax year will include, in addition to our regular quarterly distributions, at least that portion of the sale proceeds necessary for Boston Properties, Inc. to avoid paying corporate level tax on the taxable gain, estimated to be $750 million. Under applicable REIT tax rules, distributions for the 2007 tax year must be paid by January 30, 2008.

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

We draw on multiple financing sources to fund our long-term capital needs. Our unsecured line of credit is utilized primarily as a bridge facility to fund acquisition opportunities, to refinance outstanding indebtedness and to meet short-term development and working capital needs. We generally fund our development projects with construction loans that may be partially guaranteed until project completion or lease-up thresholds are achieved.

To the extent that we continue to sell assets and cannot efficiently use the proceeds for either our development activities or attractive acquisitions, we would, at the appropriate time, decide whether it is better to declare a special distribution, adopt a stock repurchase program, reduce our indebtedness or retain the cash for future investment opportunities. Such a decision will depend on many factors including, among others, the timing, availability and terms of development and acquisition opportunities, our then-current and anticipated leverage, the price of Boston Properties, Inc.’s common stock and Boston Properties, Inc.’s REIT distribution requirements. At a minimum, we expect that we would distribute at least that amount of proceeds necessary for Boston Properties, Inc. to avoid paying corporate level tax on the applicable gains realized from any asset sales.

Cash Flow Summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were $2.0 billion and $32.2 million at March 31, 2007 and 2006, respectively, representing an increase of $2.0 billion. The increase in cash and cash equivalents was mainly attributed to net proceeds from the sale of 5 Times Square in New York City and Long Wharf Marriott, proceeds from our offering of unsecured exchangeable senior notes offset by distributions. The following table sets forth increases and decreases in cash flows:

	Three months ended March 31
	2007	2006	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$125,176	$82,975	$42,201
Net cash provided by (used in) investing activities	945,476	(79,210)	1,024,686
Net cash provided by (used in) financing activities	219,896	(233,047)	452,943

Our principal source of cash flow is related to the operation of our office properties. The average term of our tenant leases is approximately 7.4 years with occupancy rates historically in the range of 92% to 98%. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly distribution payment requirements. In addition, over the past two years, we have raised capital through the sale of some of our properties and raised proceeds from secured and unsecured borrowings.

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

Cash is used in investing activities to fund acquisitions, development and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. Cash provided by investing activities for the three months ended March 31, 2007 consisted of the following:

Three months ended March 31, 2007
(in thousands)
Net proceeds from the sales of real estate	$1,461,014
Net investments in unconsolidated joint ventures	(9,717)
Acquisitions/additions to real estate	(502,046)
Recurring capital expenditures	(3,142)
Hotel improvements, equipment upgrades and replacements	(281)
Planned non-recurring capital expenditures associated with acquisition properties	(352)

Net cash provided by investing activities	$945,476

Cash provided by financing activities for the three months ended March 31, 2007 totaled approximately $219.9 million. This consisted primarily of the $840 million of proceeds from our exchangeable unsecured senior notes offering and proceeds from mortgage notes payable, offset by the repayment of our Times Square Tower mortgage loan, our secured draw under our Unsecured Line of Credit, as well as the payments of distributions to unitholders. Future debt payments are discussed below under the heading “Debt Financing.”

Capitalization

At March 31, 2007, our total consolidated debt was approximately $5.7 billion. The weighted-average annual interest rate on our consolidated indebtedness was 5.72% and the weighted-average maturity was approximately 5.5 years.

Debt to total market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total market capitalization was approximately $22.4 billion at March 31, 2007. Total market capitalization was calculated using Boston Properties, Inc.’s March 31, 2007 closing stock price of $117.40 per common share and the following: (1) 118,970,065 outstanding common units of BPLP held by Boston Properties, Inc., (2) 20,322,637 outstanding OP Units held by persons other than Boston Properties, Inc., (3) an aggregate of 1,676,461 OP Units issuable upon conversion of all outstanding preferred units, (4) an aggregate of 673,242 OP Units issuable upon conversion of all outstanding LTIP units, assuming all conditions have been met for the conversion of the LTIP units, and (5) our consolidated debt totaling approximately $5.7 billion. Our total consolidated debt at March 31, 2007 represented approximately 25.65% of our total market capitalization. This percentage will fluctuate with changes in the value of our common units (and therefore with changes in the value of Boston Properties, Inc.’s common stock) and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the debt to total market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

Debt Financing

As of March 31, 2007, we had approximately $5.7 billion of outstanding indebtedness, representing 25.65% of our total market capitalization as calculated above consisting of (1) $1.472 billion in publicly traded unsecured debt having a weighted average interest rate of 5.95% per annum and maturities in 2013 and 2015; (2) $450 million of publicly traded exchangeable unsecured debt having an average interest rate of 3.75% per annum, an initial optional redemption date in 2013 and maturity in 2036; (3) $841.0 million of publicly traded exchangeable unsecured debt having an interest rate of 2.875% per annum (an effective rate of 3.438% per annum) having an initial optional redemption in 2012 and maturing in 2037; and (4) $3.0 billion of property-specific mortgage debt having a weighted average interest rate of 6.55% per annum and weighted average term of 5.05 years. The table below summarizes our mortgage notes payable, our senior unsecured notes and our Unsecured Line of Credit at March 31, 2007:

	March 31
	2007	2006
	(dollars in thousands)
DEBT SUMMARY:
Balance
Fixed rate mortgage notes payable	$2,773,341	$2,461,675
Variable rate mortgage notes payable	200,230	723,875
Unsecured senior notes, net of discount	1,471,583	1,471,163
Unsecured exchangeable senior notes	1,290,985	—
Unsecured line of credit	—	40,000

Total	$5,736,139	$4,696,713

Percent of total debt:
Fixed rate	96.51%	83.74%
Variable rate	3.49%	16.26%

Total	100.0%	100.0%

Weighted average interest rate at end of period:
Fixed rate	5.71%	6.70%
Variable rate	5.90%	5.23%

Total	5.72%	6.46%

The variable rate debt shown above bears interest based on various spreads over the London Interbank Offered Rate or Eurodollar rates. As of March 31, 2007, the weighted-average interest rate on our variable rate debt was LIBOR/Eurodollar plus 0.40% per annum.

Unsecured Line of Credit

On August 3, 2006, we modified our $605.0 million unsecured revolving credit facility (the “Unsecured Line of Credit”) by extending the maturity date from October 30, 2007 to August 3, 2010, with a provision for a one-year extension at our option, subject to certain conditions, and by reducing the per annum variable interest rate on outstanding balances from Eurodollar plus 0.65% to Eurodollar plus 0.55% per annum. Effective March 22, 2007, the per annum variable interest rate has been reduced to Eurodollar plus 0.475% and the facility fee, which is payable in equal quarterly installments, has been reduced from 15 basis points to 12.5 basis points per annum as a result of an increase in our Operating Partnership’s unsecured debt rating. The Unsecured Line of Credit involves a syndicate of lenders. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a reduced Eurodollar rate. The Unsecured Line of Credit will be available to fund working capital and general corporate purposes, including, without limitation, to fund development of properties, land and property acquisitions and to repay or reduce indebtedness. The Unsecured Line of Credit is a recourse obligation of BPLP.

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

As of March 31, 2007, we had no amount outstanding under the Unsecured Line of Credit with the ability to borrow $576.5 million. We currently have no borrowings outstanding under our Unsecured Line of Credit.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of March 31, 2007 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate (1)	Principal Amount	Maturity Date (2)
10 Year Unsecured Senior Notes	6.250%	6.296%	$750,000	January 15, 2013
10 Year Unsecured Senior Notes	6.250%	6.280%	175,000	January 15, 2013
12 Year Unsecured Senior Notes	5.625%	5.636%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.075%	250,000	June 1, 2015

Total principal			1,475,000
Net discount			(3,417)

Total			$1,471,583

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (the $250 million 12 Year Unsecured Senior Notes that mature on June 1, 2015 are calculated at the U.S. Treasury yield plus 25 basis points), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our senior unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of March 31, 2007, we were in compliance with each of these financial restrictions and requirements.

Investment grade ratings on our senior unsecured notes are as follows:

Rating Organization	Rating
Moody’s	Baa2 (stable)
Standard & Poor’s	BBB+ (stable)
FitchRatings	BBB (stable)

The security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating. On March 21, 2007, Standard & Poor’s raised its corporate credit ratings from BBB to BBB+, the outlook remaining stable.

Unsecured exchangeable senior notes

3.75% Exchangeable Senior Notes due 2036

On April 6, 2006, we completed a public offering of $400 million in aggregate principal amount of our 3.75% exchangeable senior notes due 2036. On May 2, 2006, we issued an additional $50 million aggregate principal amount of the notes as a result of the exercise by the underwriter of our over-allotment option. The notes mature on May 15, 2036, unless earlier repurchased, exchanged or redeemed.

Upon the occurrence of specified events, holders of the notes may exchange their notes prior to the close of business on the scheduled trading day immediately preceding May 18, 2013 into cash and, at our option, shares of Boston Properties, Inc.’s common stock at an exchange rate of 9.3900 shares per $1,000 principal amount of notes (or an exchange price of approximately $106.50 per share of common stock). The initial exchange rate of 8.9461 shares per $1,000 principal amount of notes and the initial exchange price of approximately $111.78 per share of Boston Properties, Inc.’s common stock were adjusted effective as of December 29, 2006 in connection with the special distribution declared on December 15, 2006. On and after May 18, 2013, the notes will be exchangeable at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date at the option of the holder at the applicable exchange rate. The exchange rate is subject to adjustment in certain circumstances.

Prior to May 18, 2013, we may not redeem the notes except to preserve Boston Properties, Inc.’s status as a REIT. On or after May 18, 2013, we may redeem all or a portion of the notes for cash at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. We must make at least 12 semi-annual interest payments (including interest payments on November 15, 2006 and May 15, 2013) before redeeming any notes at our option. Note holders may require us to repurchase all or a portion of the notes on May 18, 2013 and May 15 of 2016, 2021, 2026 and 2031 at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the repurchase date. We will pay cash for all notes so repurchased.

If we undergo a “fundamental change,” note holders will have the option to require us to purchase all or any portion of the notes at a purchase price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the fundamental change purchase date. We will pay cash for all notes so purchased. In addition, if a fundamental change occurs prior to May 18, 2013, we will increase the exchange rate for a holder who elects to exchange its notes in connection with such a fundamental change under certain circumstances. The notes are our senior unsecured obligations and will rank equally in right of payment to all existing and future senior unsecured indebtedness and senior to any future subordinated indebtedness. The notes will effectively rank junior in right of payment to all existing and future secured indebtedness. The notes will be structurally subordinated to all liabilities of our subsidiaries.

2.875% Exchangeable Senior Notes due 2037

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

Upon the occurrence of specified events, holders of the notes may exchange their notes prior to the close of business on the scheduled trading day immediately preceding February 20, 2012 into cash and, at our option, shares of Boston Properties, Inc.’s common stock at an initial exchange rate of 6.6090 shares per $1,000 principal amount of notes (or an initial exchange price of approximately $151.31 per share of Boston Properties, Inc.’s common stock). On and after February 20, 2012, the notes will be exchangeable at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date at the option of the holder at the applicable exchange rate. The initial exchange rate is subject to adjustment in certain circumstances.

Prior to February 20, 2012, we may not redeem the notes except to preserve Boston Properties, Inc.’s status as a REIT. On or after February 20, 2012, we may redeem all or a portion of the notes for cash at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Note holders may require us to repurchase all or a portion of the notes on February 15 of 2012, 2017, 2022, 2027 and 2032 at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the repurchase date. We will pay cash for all notes so repurchased.

If we undergo a “fundamental change,” note holders will have the option to require us to purchase all or any portion of the notes at a purchase price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the fundamental change purchase date. We will pay cash for all notes so purchased. In addition, if a fundamental change occurs prior to February 20, 2012, we will increase the exchange rate for a holder who elects to exchange its notes in connection with such a fundamental change under certain circumstances. The notes are our senior unsecured obligations and will rank equally in right of payment to all existing and future senior unsecured indebtedness and senior to any future subordinated indebtedness. The notes will effectively rank junior in right of payment to all existing and future secured indebtedness. The notes will be structurally subordinated to all liabilities of our subsidiaries.

We offered and sold the notes to the initial purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The initial purchasers then sold the notes to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act.

In connection with the closing, Boston Properties, Inc. and the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the initial purchasers. Under the Registration Rights Agreement, Boston Properties, Inc. and the company agreed, for the benefit of the holders of the notes, to file with the Securities and Exchange Commission, or have on file, a shelf registration statement providing for the sale by the holders of the notes and Boston Properties, Inc.’s common stock, if any, issuable upon exchange of the notes (the “Registrable Securities”), within 90 days after the original issuance of the notes and to use reasonable best efforts to cause such shelf registration statement to be declared effective within 210 days after the original issuance of the notes or otherwise make available for use by selling security holders an effective shelf registration statement no later than such date. Boston Properties, Inc. and the Company will be required to pay liquidated damages in the form of specified additional interest to the holders of the notes if they fail to comply with their respective obligations to register the notes and Boston Properties, Inc.’s common stock issuable upon exchange of the notes within specified time periods, or if the registration statement ceases to be effective or the use of the prospectus is suspended for specified time periods. Neither Boston Properties, Inc. nor the Company will be required to pay liquidated damages with respect to any note after it has been exchanged for any of Boston Properties, Inc.’s common stock. On March 13, 2007, we filed with the SEC a registration statement covering the resale of the notes and of shares of common stock issuable upon exchange of the notes. The registration statement was declared effective by the SEC on April 20, 2007.

Mortgage Notes Payable

The following represents the outstanding principal balances due under the mortgages notes payable at March 31, 2007:

Properties	Interest Rate		Principal Amount		Maturity Date
	(in thousands)
599 Lexington Avenue	5.38	%(1)	$750,000		March 1, 2017
Citigroup Center	7.19%		491,524	(2)	May 11, 2011
Embarcadero Center One and Two	6.70%		283,356		December 10, 2008
Prudential Center	6.72%		263,896		July 1, 2008
250 West 55th Street	5.72%		160,000	(3)	January 9, 2009
Embarcadero Center Four	6.79%		132,968		February 1, 2008
Democracy Center	7.05%		95,561		April 1, 2009
One Freedom Square	5.33%		77,488	(4)	June 30, 2012
New Dominion Tech Park, Bldg. Two	5.55%		63,000	(5)	October 1, 2014
202, 206 & 214 Carnegie Center	8.13%		58,856		October 1, 2010
140 Kendrick Street	5.21%		58,142	(6)	July 1, 2013
New Dominion Tech. Park, Bldg. One	7.69%		54,743		January 15, 2021
1330 Connecticut Avenue	4.65%		54,511	(7)	February 26, 2011
Reservoir Place	5.82%		51,533	(8)	July 1, 2009
Kingstowne Two and Retail	5.50%		46,127	(9)	January 1, 2016
504, 506 & 508 Carnegie Center	7.39%		41,906		January 1, 2008
South of Market	6.63%		40,230	(10)	November 21, 2009
10 and 20 Burlington Mall Road	7.25%		36,165	(11)	October 1, 2011
Ten Cambridge Center	8.27%		32,025		May 1, 2010
Sumner Square	7.35%		27,424		September 1, 2013
Eight Cambridge Center	7.73%		25,017		July 15, 2010
1301 New York Avenue	7.14%		24,660	(12)	August 15, 2009
510 Carnegie Center	7.39%		24,070		January 1, 2008
Reston Corporate Center	6.56%		21,082		May 1, 2008
University Place	6.94%		20,993		August 1, 2021
Kingstowne One	5.50%		20,760	(13)	May 5, 2013
Bedford Business Park	8.50%		17,534		December 10, 2008

Total			$2,973,571

(1)

On December 19, 2006, we terminated our forward-starting interest rate swap contracts and received approximately $10.9 million, which amount will reduce our interest expense for this mortgage over the term of the financing, resulting in an effective interest rate of 5.38% per annum for the financing. The stated interest rate is 5.57% per annum. The mortgage loan requires interest only payments with a balloon payment due at maturity.

(2)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon redemption of the outside members’ equity interest in the limited liability company that owns the property to reflect the fair value of the note. The stated principal balance at March 31, 2007 was $489.1 million. The interest rate used to adjust the portion of debt associated with the redemption to fair value was 6.25% per annum.
(3)	The mortgage financing bears interest at a variable rate equal to LIBOR plus 0.40% per annum. The mortgage financing requires interest only payments with a balloon payment due at maturity. The mortgage financing is collateralized by mortgages totaling approximately $13.6 million.
(4)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at March 31, 2007 was $71.8 million and the stated interest rate was 7.75% per annum.
(5)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(6)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at March 31, 2007 was $53.4 million and the stated interest rate was 7.51% per annum.
(7)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at March 31, 2007 was $49.5 million and the stated interest rate was 7.58% per annum.
(8)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at March 31, 2007 was $50.3 million and the stated interest rate was 7.0% per annum.
(9)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at March 31, 2007 was $44.8 million and the stated interest rate was 5.99% per annum.
(10)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum.
(11)	Includes outstanding indebtedness secured by 91 Hartwell Avenue.
(12)	Includes outstanding principal in the amounts of $18.3 million, $4.4 million and $2.0 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75% per annum, respectively.
(13)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at March 31, 2007 was $20.3 million and the stated interest rate was 5.96% per annum.

Off Balance Sheet Arrangements-Joint Venture Indebtedness

We have investments in eight unconsolidated joint ventures (including our investment in the Value-Added Fund which owns three properties) with our effective ownership interests ranging from 5% to 51%. Seven of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these eight entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At March 31, 2007, the debt related to these ventures was equal to approximately $640.2 million. The table below summarizes the outstanding debt of these joint venture properties at March 31, 2007:

Properties	Venture Ownership %	Interest Rate	Principal Amount (in thousands)		Maturity Date
Metropolitan Square	51%	8.23%	$130,178		May 1, 2010
Market Square North	50%	7.70%	89,587		December 19, 2010
505 9th Street	50%	6.04%	53,436	(1)	See note 1
New York Land Venture	50%	7.57%	23,600	(2)	May 8, 2008
901 New York Avenue	25%	5.19%	170,000		January 1, 2015
Worldgate Plaza	25%	6.21%	57,000	(3)	December 1, 2007
Circle Star	25%	6.57%	42,000	(4)	September 1, 2013
300 Billerica Road	25%	5.69%	7,500	(4)	January 1, 2016
Wisconsin Place	23.89%	6.88%	37,741	(5)	March 11, 2009 (5)
Wisconsin Place	23.89%	4.38%	7,232	(6)	January 1, 2008 (6)
Wisconsin Place Retail	5%	6.75%	21,903	(7)	March 29, 2010 (7)

Total			$640,177

(1)	Amount represents outstanding construction financing under a $60.0 million loan commitment (of which our share is $30.0 million) which bears interest at a fixed rate of 5.73% per annum and a $35.0 million loan commitment (of which our share is $17.5 million) which bears interest at a variable rate of LIBOR plus 1.25% per annum. The financing converts to a ten-year fixed rate loan in October 2007 at an interest rate of 5.73% per annum with a provision for an increase in the borrowing capacity by $35.0 million (of which our share would be $17.5 million). The conversion is subject to conditions which we expect to satisfy. As of March 31, 2007, the interest rate on the variable rate portion of the debt was 6.57% per annum. The weighted-average rate as of March 31, 2007 is reflected in the table.
(2)	The financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum with a maturity of May 8, 2008.
(3)	This property is owned by the Value-Added Fund. The mortgage financing bears interest at a variable rate equal to LIBOR plus 0.89% per annum and requires interest only payments with a balloon payment due at maturity. This mortgage matures in December 2007, with two one-year extension options. In addition, the Value-Added Fund entered into an agreement to cap the interest rate at 9.5% per annum for a nominal fee.
(4)	This property is owned by the Value-Added Fund.
(5)	Amount represents outstanding construction financing under a $96.5 million loan commitment (of which our share is $23.1 million) at a variable rate equal to LIBOR plus 1.50% per annum with a maturity in March 2009. The mortgage debt requires interest only payments with a balloon payment due at maturity. On March 29, 2007, the entity executed an amendment to its construction loan agreement. The outstanding balance on the construction loan was approximately $53.6 million on the $96.5 million commitment. The amended agreement provides for a reduction in the loan commitment amount to $69.1 million. The reduction relates to the repayment of the retail portion of the outstanding balance totaling approximately $15.9 million and an additional reduction in the borrowing capacity of approximately $11.5 million with a corresponding release of collateral in conjunction with the retail entity obtaining new construction financing.

(6)	In accordance with EITF 98-1, the principal amount and interest rates shown were adjusted to reflect the fair value of the note using an effective interest rate of 4.38% per annum. This note is non-interest bearing with a stated principal balance of $7.5 million (of which our share is approximately $1.8 million) and matures in January 2008. The weighted average rates exclude the impact of this loan. We have agreed, together with our third-party joint venture partners, to guarantee this seller financing on behalf of the land and infrastructure entity.
(7)	Amount represents outstanding construction financing under a $66.0 million loan commitment collateralized by the retail entity of Wisconsin Place. Wisconsin Place is a mixed-use development project consisting of office, retail and residential properties located in Chevy Chase, Maryland. The construction financing bears interest at a variable rate equal to LIBOR plus 1.375% per annum and matures on March 29, 2010 with two one-year extension options.

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

Insurance

We carry insurance coverage on our properties of types and in amounts and with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act, or TRIA, was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) through December 31, 2004, which date was extended to December 31, 2005 by the United States Department of Treasury on June 18, 2004 and which date was further extended to December 31, 2007 by the Terrorism Risk Insurance Extension Act of 2005 (the “TRIA Extension Act”). TRIA expires on December 31, 2007, and we cannot currently anticipate whether it will be extended. Effective as of March 1, 2007, our property insurance program per occurrence limits were increased from $800 million to $900 million, including (i) coverage for “certified” acts of terrorism by TRIA of $900 million per occurrence and (ii) coverage for “non-certified” acts of terrorism by TRIA of $500 million per occurrence, and an additional $400 million of coverage for “non-certified” acts of terrorism by TRIA on a per occurrence and annual aggregate basis. We also carry nuclear, biological, chemical and radiological terrorism insurance coverage (“NBCR Coverage”) for “certified” acts of terrorism as defined by TRIA, which is provided by IXP, LLC as a direct insurer. Effective as of March 1, 2007, we extended the NBCR Coverage to March 1, 2008, excluding our Value-Added Fund properties. Effective as of March 1, 2007, the per occurrence limit for NBCR Coverage was increased from $800 million to $900 million. Under TRIA, after the payment of the required deductible and coinsurance the NBCR Coverage is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” Under the TRIA Extension Act (a) the program trigger is $100 million from January 1, 2007 through December 31, 2007 and (b) the coinsurance is 15% from January 1, 2007 through December 31, 2007. We may elect to terminate the NBCR Coverage if there is a change in our portfolio or for any other reason. In the event TRIA is not extended beyond December 31, 2007 (i) the NBCR coverage provided by IXP will terminate and (ii) we will have some gaps in our coverage for acts of terrorism that would have constituted both “certified” and “non-certified” acts of terrorism had TRIA not expired and we may obtain the right to replace a portion of such coverage. We intend to continue to monitor the scope, nature and cost of available terrorism insurance and maintain insurance in amounts and on terms that are commercially reasonable.

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

The following table presents a reconciliation of net income available to common unitholders to FFO for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007		2006
	(in thousands)
Net income available to common unitholders	$1,023,970		$81,431

Add:
Preferred distributions and allocation of undistributed earnings	11,051		3,514

Less:
Minority interest in property partnership	—		1,236
Income from unconsolidated joint ventures	965		1,290
Gains on sales of real estate	754,216		6,473
Gains on sales of real estate from discontinued operations	194,269		—
Income from discontinued operations	1,504		736

Income before minority interest in property partnership, income from unconsolidated joint ventures, gains on sales of real estate and discontinued operations	84,067		75,210

Add:
Real estate depreciation and amortization (1)	70,975		67,968
Income from discontinued operations	1,504		736
Income from unconsolidated joint ventures	965		1,290

Less:
Minority interest in property partnership’s share of Funds from Operations	—		268
Preferred distributions	1,202	(2)	3,110

Funds from Operations available to common unitholders	$133,011		$119,210

Weighted average units outstanding-basic	138,877		133,853

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $68,583 and $65,299, our share of unconsolidated joint venture real estate depreciation and amortization of $2,099 and $2,304 and depreciation and amortization from discontinued operations of $608 and $842, less corporate related depreciation and amortization of $315 and $477 for the three months ended March 31, 2007 and 2006, respectively.
(2)	Excludes an adjustment of approximately $3.1 million for the three months ended March 31, 2007 to the income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special dividend that followed previously completed sales of real estate.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Income (Numerator)		Shares/ Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
	(in thousands)			(in thousands)
Basic FFO	$156,309		138,877	$141,826	133,853
Effect of Dilutive Securities:
Convertible Preferred Units	1,202	(1)	1,922	3,110	4,857
Stock Options and Exchangeable Notes	—		2,469	—	2,648

Diluted FFO	$157,511		143,268	$144,936	141,358

(1)	Excludes an adjustment of approximately $3.1 million for the three months ended March 31, 2007 to the income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special dividend that followed previously completed sales of real estate.

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

On February 15, 2007, we sold the long-term leasehold interest in 5 Times Square in New York City and related credits, for approximately $1.28 billion in cash. In conjunction with the sale, we have agreed to provide to the buyer monthly revenue support from the closing date until December 31, 2008. The aggregate amount of the revenue support payments will be approximately $1.6 million and has been recorded as a purchase price adjustment and included in Other Liabilities within our Consolidated Balance Sheets. As part of the transaction, the buyer has agreed to engage us as the property manager for 5 Times Square for a five-year term. Either party will have the right to terminate this relationship at any time after four years upon giving the other party six (6) months advance notice. If not terminated, the agreement will automatically renew for successive one-year terms unless terminated by either party upon ninety (90) days advance notice.

In connection with the sale of 280 Park Avenue, we entered into a master lease agreement with the buyer at closing. Under the master lease agreement, we guaranteed that the buyer will receive at least a minimum amount of base rent from approximately 74,340 square feet of space during the ten-year period following the expiration of the current leases for this space. The current leases for this space are scheduled to expire at various times between June 2006 and October 2007. The aggregate amount of base rent we have guaranteed over the entire period from 2006 to 2017 is approximately $67.3 million. Our guarantee obligations, which are in the form of base rent payments to the buyer, will be reduced by the amount of base rent payable, whether or not actually paid, under qualifying leases for this space that we obtain from prospective tenants. We will remain responsible for any free rent periods. The buyer will bear all customary leasing costs for this space, including tenant improvements and leasing commissions. During the three months ended March 31, 2007, we signed new qualifying leases for approximately 22,000 net rentable square feet of the remaining 47,659 net rentable square foot master lease obligation. Our remaining master lease obligation as of March 31, 2007 is approximately $27.4 million which is reflected in the Consolidated Balance Sheet as other liabilities.

As part of the transaction, the buyer has engaged us as the property manager and leasing agent for 280 Park Avenue for a one-year term that renews automatically. Under the purchase and sale agreement, we have also agreed to provide to the buyer fixed monthly revenue support from the closing date until December 31, 2008. The aggregate amount of the revenue support payments will be approximately $22.5 million and has been recorded as a purchase price adjustment and included in Other Liabilities within our Consolidated Balance Sheets. As of March 31, 2007, the revenue support obligation totaled approximately $13.0 million.

Newly Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 was effective for fiscal years beginning after December 15, 2006. FIN No. 48, which we adopted effective January 1, 2007, did not have a material impact on our cash flows, results of operations, financial position or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material impact on our cash flows, results of operations, financial position or liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating and assessing the impact of this statement.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

Approximately $5.5 billion of our borrowings bear interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. As of March 31, 2007, the weighted average interest rate on our variable rate debt was LIBOR/Eurodollar plus 0.57% per annum. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date.

	2007	2008	2009	2010	2011	2012+	Total	Fair Value
(dollars in thousands)
	Secured debt
Fixed Rate	$35,179	$799,691	$186,454	$132,742	$545,017	$1,074,258	$2,773,341	$2,870,535
Average Interest Rate	7.11%	6.83%	7.09%	7.93%	7.22%	5.84%	6.60%
Variable Rate	—	—	200,230	—	—	—	200,230	200,230

	Unsecured debt
Fixed Rate	—	—	—	—	—	$1,471,583	$1,471,583	$1,512,133
Average Interest Rate	—	—	—	—	—	5.95%	5.95%
Variable Rate	—	—	—	—	—	—	—	—

	Unsecured exchangeable debt
Fixed Rate	—	—	—	—	—	$1,290,985	$1,290,985	$1,398,563
Average Interest Rate	—	—	—	—	—	3.55%	3.55%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$35,179	$799,691	$386,684	$132,742	$545,017	$3,836,826	$5,736,139	$5,981,461

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

At March 31, 2007, our outstanding variable rate debt based off LIBOR totaled approximately $200 million. At March 31, 2007, the average interest rate on variable rate debt was approximately 5.90%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $0.5 million for the three months ended March 31, 2007.

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

ITEM 4—Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the management of Boston Properties, Inc., with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Boston Properties, Inc. concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of our fiscal year ending December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1—Legal Proceedings.

We are subject to legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A—Risk Factors.

There were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the three months ended March 31, 2007, we issued an aggregate of 579,746 common units upon conversion of 441,766 Series Two Preferred Units by the holders thereof. We issued the common units in reliance on exemptions from registration under Section 4(2) and Section 3(a)(9) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(2) based upon factual representations received from the limited partners who received the common units. The common units were subsequently redeemed in exchange for an equivalent number of shares of common stock of Boston Properties, Inc.

Each time Boston Properties Inc. issues shares of stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to us in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended March 31, 2007, in connection with issuances of common stock by Boston Properties, Inc. pursuant to exercises of stock options under the Boston Properties, Inc. 1997 Stock Option and Incentive Plan and pursuant to an issuance under the Boston Properties, Inc. Non-Qualified 1999 Employee Stock Purchase Plan, we issued an aggregate of approximately 405,799 common units to Boston Properties, Inc. in exchange for approximately $15.4 million, the aggregate proceeds of such common stock issuances to Boston Properties, Inc. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Partnership Units		(b) Average Price Paid per Units	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
January 1, 2007 – January 31, 2007	2,683	(1)	$118.52	N/A	N/A
February 1, 2007– February 28, 2007	17,768	(1)	$126.09	N/A	N/A
March 1, 2007 – March 31, 2007	—		—	N/A	N/A

Total	20,451		$125.10	N/A	N/A

(1)	Represents common units previously held by Boston Properties, Inc. that were redeemed in connection with the surrender of restricted shares of common stock of Boston Properties, Inc. by employees to the Company to satisfy such employees’ tax withholding obligation in connection with the vesting of restricted common stock.

ITEM 3—Defaults Upon Senior Securities.

None.

ITEM 4—Submission of Matters to a Vote of Security Holders.

None.

ITEM 5—Other Information.

(a)	None.

(b)	None.

ITEM 6—Exhibits

(a) Exhibits

4.1-	Supplemental Indenture No. 6, dated February 6, 2007, by and between Boston Properties Limited Partnership and The Bank of New York Trust Company, N.A., as Trustee, including a form of the 2.875% Exchangeable Senior Note due 2037. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of Boston Properties Limited Partnership filed on February 6, 2007.)

4.2-	Registration Rights Agreement, dated as of February 6, 2007, among Boston Properties Limited Partnership, Boston Properties, Inc., JP Morgan Securities Inc. and Morgan Stanley & Co. Incorporated. (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on February 6, 2007.)

10.1-	Purchase Agreement, dated as of January 31, 2007 among Boston Properties Limited Partnership, Boston Properties, Inc. (solely for purposes of Sections 4(k), 4(p) and 5(k) therein), JP Morgan Securities Inc. and Morgan Stanley & Co. Incorporated. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of Boston Properties Limited Partnership filed on February 6, 2007.)

10.2-	Amendment to ESAC Receivable Sale Agreement, dated as of February 15, 2007, between No. 5 Times Square Development LLC and AVR Crossroads LLC. (Incorporated by reference to Exhibit 2.4 to Boston Properties, Inc.’s Current Report on Form 8-K filed on February 16, 2007.)

10.3-	Amendment to Purchase and Sale Agreement, dated as of February 15, 2007, between No. 5 Times Square Development LLC and AVR Crossroads LLC. (Incorporated by reference to Exhibit 2.2 to Boston Properties, Inc.’s Current Report on Form 8-K filed on February 16, 2007.)

12.1-	Calculation of Ratios of Earnings to Fixed Charges and Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Distributions.

31.1-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP

May 10, 2007	By: Boston Properties, Inc., its General Partner

/s/ DOUGLAS T. LINDE
Douglas T. Linde
Executive Vice President, Chief Financial Officer (duly authorized officer and principal financial officer)