Form 10-Q
period 2008-09-30
BOSTON PROPERTIES LTD PARTNERSHIP
filed 2008-11-10
CIK 1043121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

BOSTON PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q

for the quarter ended September 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1—Financial Statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for unit amounts)

	September 30, 2008	December 31, 2007
ASSETS
Real estate, at cost	$9,002,713	$8,662,928
Real estate held for sale, net	—	221,606
Construction in progress	813,404	700,762
Land held for future development	249,986	246,094
Less: accumulated depreciation	(1,688,390)	(1,515,195)

Total real estate	8,377,713	8,316,195
Cash and cash equivalents	55,597	1,506,921
Cash held in escrows	34,311	186,839
Investments in securities	16,160	22,584
Tenant and other receivables (net of allowance for doubtful accounts of $3,821 and $1,901, respectively)	57,554	58,074
Related party note receivable	270,000	—
Accrued rental income (net of allowance of $22,613 and $829, respectively)	316,411	300,594
Deferred charges, net	314,562	287,199
Prepaid expenses and other assets	44,039	30,566
Investments in unconsolidated joint ventures	973,396	81,672

Total assets	$10,459,743	$10,790,644

LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$2,282,699	$2,726,127
Unsecured senior notes (net of discount of $2,742 and $3,087, respectively)	1,472,258	1,471,913
Unsecured exchangeable senior notes (net of discount of $22,494 and $18,374, respectively)	2,037,506	1,294,126
Unsecured line of credit	319,000	—
Accounts payable and accrued expenses	164,986	145,692
Distributions payable	96,491	944,870
Accrued interest payable	48,705	54,487
Other liabilities	167,646	232,705

Total liabilities	6,589,291	6,869,920

Commitments and contingencies	—	—

Minority interests in property partnerships	13,293	25,805

Redeemable partnership units—1,113,044 and 1,113,044 preferred units outstanding (1,460,688 and 1,460,688 common units at redemption value, if converted) at September 30, 2008 and December 31, 2007, and 20,195,785 and 20,271,341 common units and 946,369 and 676,067 long term incentive units outstanding at redemption value at September 30, 2008 and December 31, 2007, respectively	2,116,982	2,057,287

Partners’ capital—1,409,940 and 1,404,499 general partner units and 118,441,928 and 118,097,986 limited partner units outstanding at September 30, 2008 and December 31, 2007, respectively (such amounts are inclusive of accumulated other comprehensive loss of $37,445 and $29,191 at September 30, 2008 and December 31, 2007, respectively)	1,740,177	1,837,632

Total liabilities, redeemable partnership units and partners’ capital	$10,459,743	$10,790,644

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands, except for per unit amounts)
Revenue
Rental:
Base rent	$266,205	$268,277	$828,671	$807,221
Recoveries from tenants	55,968	44,934	154,700	138,003
Parking and other	16,624	16,328	50,442	48,137

Total rental revenue	338,797	329,539	1,033,813	993,361
Hotel revenue	8,482	8,646	24,714	24,690
Development and management services	9,557	5,318	21,494	15,175
Interest and other	212	25,081	16,106	68,274

Total revenue	357,048	368,584	1,096,127	1,101,500

Expenses
Real estate operating:
Rental	127,715	113,506	364,551	339,375
Hotel	6,318	6,275	18,664	18,706
General and administrative	18,758	20,189	55,813	53,288
Interest	68,308	69,929	200,711	217,598
Depreciation and amortization	73,312	68,947	218,408	208,824
Net derivative losses	6,318	—	9,849	—
Losses from early extinguishments of debt	—	2,695	—	3,417

Total expenses	300,729	281,541	867,996	841,208

Income before minority interests in property partnerships, income from unconsolidated joint ventures, gains on sales of real estate, discontinued operations and preferred distributions and allocation of undistributed earnings	56,319	87,043	228,131	260,292
Minority interests in property partnerships	(525)	—	(1,570)	—
Income from unconsolidated joint ventures	2,644	1,390	5,541	19,623

Income before gains on sales of real estate, discontinued operations and preferred distributions and allocation of undistributed earnings	58,438	88,433	232,102	279,915
Gains on sales of real estate	1,753	203,190	31,394	957,406

Income before discontinued operations and preferred distributions and allocation of undistributed earnings	60,191	291,623	263,496	1,237,321
Discontinued operations:
Income from discontinued operations	—	1,589	—	6,264
Gain on sale of real estate from discontinued operations	—	—	—	208,724

Net income before preferred distributions and allocation of undistributed earnings	60,191	293,212	263,496	1,452,309
Preferred distributions and allocation of undistributed earnings	(1,053)	(3,489)	(3,151)	(15,070)

Net income available to common unitholders	$59,138	$289,723	$260,345	$1,437,239

Basic earnings per common unit:
Income available to common unitholders before discontinued operations	$0.42	$2.07	$1.86	$8.79
Discontinued operations	—	0.01	—	1.54

Net income available to common unitholders	$0.42	$2.08	$1.86	$10.33

Weighted average number of common units outstanding	140,282	139,392	140,112	139,199

Diluted earnings per common unit:
Income available to common unitholders before discontinued operations	$0.42	$2.04	$1.84	$8.66
Discontinued operations	—	0.01	—	1.52

Net income available to common unitholders	$0.42	$2.05	$1.84	$10.18

Weighted average number of common and common equivalent units outstanding	141,819	141,037	141,640	141,244

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net income before preferred distributions and allocation of undistributed earnings	$60,191	$293,212	$263,496	$1,452,309

Other comprehensive income (loss):
Net effective portion of interest rate contracts	4,521	(2,906)	(7,960)	(2,906)
Amortization of interest rate contracts	(98)	(98)	(294)	(113)

Other comprehensive income (loss)	4,423	(3,004)	(8,254)	(3,019)

Comprehensive income	$64,614	$290,208	$255,242	$1,449,290

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income before preferred distributions and allocation of undistributed earnings	$263,496	$1,452,309
Adjustments to reconcile net income before preferred distributions and allocation of undistributed earnings to net cash provided by operating activities:
Depreciation and amortization	218,408	211,538
Non-cash portion of interest expense	7,708	7,057
Non-cash compensation expense	17,534	9,318
Losses from early extinguishments of debt	—	838
Net derivative losses	9,849	—
Losses on investments in securities	1,802	—
Minority interests in property partnerships	1,570	—
Earnings in excess of distributions from unconsolidated joint ventures	(590)	(13,462)
Gains on sales of real estate	(31,394)	(1,166,130)
Change in assets and liabilities:
Cash held in escrows	3,146	5,119
Tenant and other receivables, net	9,979	13,853
Accrued rental income, net	(15,817)	(30,298)
Prepaid expenses and other assets	(24,280)	(14,200)
Accounts payable and accrued expenses	12,987	6,892
Accrued interest payable	(5,782)	(770)
Other liabilities	(64,131)	(8,345)
Tenant leasing costs	(41,526)	(20,596)

Total adjustments	99,463	(999,186)

Net cash provided by operating activities	362,959	453,123

Cash flows from investing activities:
Acquisitions/additions to real estate	(465,565)	(714,101)
Proceeds from redemptions of investments in securities	12,929	—
Net investments in unconsolidated joint ventures	(890,593)	(5,315)
Net proceeds from the sale/financing of real estate released from escrow	149,382	—
Issuance of note receivable	(270,000)	—
Proceeds from note receivable	123,000	—
Net proceeds from the sales of real estate	127,730	1,773,125

Net cash provided by (used in) investing activities	(1,213,117)	1,053,709

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(Unaudited)

	For the nine months ended September 30,
	2008	2007
	(in thousands)
Cash flows from financing activities:
Borrowings on unsecured line of credit	1,191,000	260,000
Repayments of unsecured line of credit	(872,000)	(260,000)
Proceeds from mortgage notes payable	136,931	1,020,216
Repayments of mortgage notes payable	(580,359)	(1,122,135)
Proceeds from unsecured exchangeable senior notes	740,025	840,363
Proceeds from real estate financing transaction	—	1,610
Payments on real estate financing transactions	(4,634)	(8,156)
Advance from joint venture partners	30,000	—
Repayment of advance from joint venture partners	(30,000)	—
Distributions	(1,138,824)	(1,047,131)
Net proceeds from equity transactions	(731)	14,521
Capped call transaction costs	(44,360)	—
Contributions from (distributions to) minority interest holders, net	(14,082)	3,297
Redemption of minority interest	—	(35,625)
Deferred financing costs	(14,132)	(5,382)

Net cash used in financing activities	(601,166)	(338,422)

Net increase (decrease) in cash and cash equivalents	(1,451,324)	1,168,410
Cash and cash equivalents, beginning of period	1,506,921	725,788

Cash and cash equivalents, end of period	$55,597	$1,894,198

Supplemental disclosures:
Cash paid for interest	$229,271	$231,938

Interest capitalized	$30,486	$20,627

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$12,971	$12,922

Distributions declared but not paid	$96,491	$96,152

Issuance of OP Units in connection with the acquisition of real estate	$15,000	$—

Issuance of OP Units in connection with an investment in an unconsolidated joint venture	$10,000	$—

Conversions of Redeemable partnership units to Partners’ capital	$7,172	$30,102

Mortgage notes payable assumed in connection with the acquisition of real estate	$—	$65,224

Note receivable issued in connection with the transfer of real estate	$123,000	$—

Issuance of restricted securities to employees and directors	$43,536	$17,658

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Boston Properties Limited Partnership (the “Company”), a Delaware limited partnership, is the entity through which Boston Properties, Inc., a self-administered and self-managed real estate investment trust (“REIT”), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Boston Properties, Inc. is the sole general partner of the Company and at September 30, 2008 owned an approximate 84.1% (84.2% at September 30, 2007) general and limited partnership interest in the Company. Partnership interests in the Company are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). In addition, in February 2008, the Company issued LTIP Units in connection with the granting to employees of 2008 outperformance awards (also referred to as “2008 OPP Units”). Because the rights, preferences and privileges of 2008 OPP Units differ from other LTIP Units granted to employees as part of the annual compensation process, unless specifically noted otherwise, all references to LTIP Units exclude 2008 OPP Units. For a complete description of the terms of the 2008 OPP Units (See Note 13).

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

At September 30, 2008, there was one series of Preferred Units outstanding (i.e., Series Two Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Company. Preferred Units may also be converted into OP Units at the election of the holder thereof or the Company in accordance with the amendment to the partnership agreement (See Note 9).

All references herein to the Company refer to Boston Properties Limited Partnership and its consolidated subsidiaries, collectively, unless the context otherwise requires.

Properties

At September 30, 2008, the Company owned or had interests in a portfolio of 146 commercial real estate properties (compared to 139 and 138 properties at December 31, 2007 and September 30, 2007, respectively) (the “Properties”) aggregating approximately 48.5 million net rentable square feet (compared to approximately 43.8 million and 44.1 million net rentable square feet at December 31, 2007 and September 30, 2007, respectively), including 14 properties under construction totaling approximately 4.4 million net rentable square feet, and structured parking for approximately 32,542 vehicles containing approximately 10.3 million square feet. At September 30, 2008, the Properties consist of:

•	142 office properties, including 122 Class A office properties (including 14 properties under construction) and 20 Office/Technical properties;

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	one hotel; and

•	three retail properties.

The Company owns or controls undeveloped land parcels totaling approximately 583.0 acres. In addition, the Company has a minority interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company has pursued the acquisition of value-added investments in assets within its existing markets. The Company’s investments through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At September 30, 2008, the Value-Added Fund had investments in 26 buildings comprised of an office property in Chelmsford, Massachusetts and office complexes in San Carlos, California and Mountain View, California.

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

Contractual rental revenue is reported on a straight-line basis over the terms of the Company’s respective leases. Accrued rental income, as reported on the Company’s Consolidated Balance Sheets, represents rental revenue recognized in excess of rent payments earned pursuant to the terms of the individual lease agreements. For the three and nine months ended September 30, 2008, the impact of the straight-line rent adjustment was an approximately $10.2 million decrease in rental revenue and an approximately $13.5 million increase in rental revenue, respectively. The straight-line rent adjustment for these periods included an approximately $21.0 million decrease due to the establishment of reserves for the full amount of the accrued straight-line rent balances associated with the Company’s leases in New York City with Lehman Brothers Inc. and the law firm of Heller Ehrman LLP.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Real Estate Activity During the Nine Months Ended September 30, 2008

Acquisitions

On September 26, 2008, the Company acquired from National Public Radio (“NPR”) its headquarters building at 635 Massachusetts Avenue (the “NPR Building”) comprised of approximately 211,000 net rentable square feet located in Washington, DC for a purchase price of approximately $119.5 million in cash. In addition, the Company and NPR have entered into a development management agreement pursuant to which the Company will act as development manager for NPR’s new headquarters building on NPR-owned land at 1111 North Capitol Street in Washington, DC. NPR and the Company have entered into a lease for the NPR Building for a five-year term at the conclusion of which NPR will occupy its new headquarters. Following the expiration of the lease with NPR, the Company expects to redevelop the NPR Building site into a Class A office property comprised of approximately 450,000 net rentable square feet.

Development

On February 5, 2008, the Company executed 60-year ground leases with The George Washington University for the redevelopment of a site at Pennsylvania Avenue and Washington Circle in the District of Columbia as a mixed-use project comprised of approximately 450,000 square feet of office space and 330,000 square feet of residential space. The Company has commenced construction on the project.

On May 12, 2008, the Company acquired the remaining development rights for its 250 West 55th Street development project located in New York City for an aggregate purchase price of approximately $34.2 million. The acquisition was financed with approximately $19.2 million of cash and the issuance to the selling entity of 150,000 OP Units.

During the nine months ended September 30, 2008, a consolidated joint venture in which the Company has a 50% interest placed in-service 505 9th Street, a 322,000 net rentable square foot Class A office property located in Washington, DC.

During the nine months ended September 30, 2008, the Company partially placed in-service the following development properties:

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On April 14, 2008, the Company sold a parcel of land located in Washington, DC for approximately $33.7 million. The Company had previously entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet. Due to the Company’s involvement in the construction of the project, the gain on sale has been deferred and will be recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs. As a result, the Company recognized a gain on sale during the nine months ended September 30, 2008 of approximately $8.0 million.

During the nine months ended September 30, 2008, the Company signed a new qualifying lease for approximately 17,454 net rentable square feet of its remaining 25,409 net rentable square foot master lease obligation related to the 2006 sale of 280 Park Avenue resulting in the recognition of approximately $23.4 million as additional gain on sale of real estate. The Company had deferred approximately $67.3 million of the gain on sale of 280 Park Avenue, which amount represented the maximum obligation under the master lease. As of September 30, 2008, the remaining master lease obligation totaled approximately $1.3 million.

4. Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consist of the following at September 30, 2008:

Entity	Properties	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50.0%

The Metropolitan Square Associates LLC	Metropolitan Square	51.0	%(1)

BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(2)

WP Project Developer LLC	Wisconsin Place Land and Infrastructure	23.9	%(3)(4)

Wisconsin Place Retail LLC	Wisconsin Place Retail	5.0	%(3)

Eighth Avenue and 46th Street Entities	Eighth Avenue and 46th Street	50.0	%(3)

Boston Properties Office Value-Added Fund, L.P.	300 Billerica Road, One & Two Circle Star Way and Mountain View Research and Technology Parks	36.9	%(2)(5)

Annapolis Junction NFM, LLC	Annapolis Junction	50.0	%(3)

767 Venture, LLC	The General Motors Building	60.0	%(1)

2 GCT Venture, LLC	Two Grand Central Tower	60.0	%(1)

540 Madison Venture, LLC	540 Madison Avenue	60.0	%(1)

125 West 55th Street Venture, LLC	125 West 55th Street	60.0	%(1)

(1)	The Company has determined that these entities are not VIEs and that its joint venture partners have substantive participating rights with respect to the assets and operations of the properties, pursuant to the joint venture agreements.
(2)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(3)	These properties have been partially placed in-service or are not in operation (i.e., under construction or assembled land).

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	Represents the Company’s effective ownership interest. The Company has a 66.67%, 5% and 0% interest in the office, retail and residential joint venture entities, respectively, which each own a 33.33% interest in the entity developing and owning the land and infrastructure of the project.
(5)	Represents the Company’s effective ownership interest. The Company has a 25.0% interest in the 300 Billerica Road and One & Two Circle Star Way properties and a 39.5% interest in the Mountain View Research and Technology Park properties.

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

On March 27, 2008, the Value-Added Fund obtained third-party mortgage financing totaling $26.0 million (of which $24.0 million has been disbursed as of September 30, 2008) collateralized by the Mountain View Technology Park properties. The third-party mortgage financing bears interest at a variable rate equal to LIBOR plus 1.50% per annum and matures on March 31, 2011 with two, one-year extension options. The proceeds of the third-party mortgage financing were used to repay $23.0 million of the financing provided by the Company. On June 12, 2008, the Value-Added Fund entered into an interest rate swap contract related to the mortgage loan collateralized by the Mountain View Technology Park properties with a notional amount of $24.0 million to fix the one-month LIBOR index rate at 4.085% per annum through maturity on March 31, 2011.

On May 30, 2008, the Company’s Value-Added Fund obtained mortgage financing totaling $120.0 million (of which $103.0 million was drawn at closing, with the remaining $17.0 million available to fund future tenant and capital costs) collateralized by the Mountain View Research Park properties. The mortgage financing bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on May 31, 2011 with two, one-year extension options. The Value-Added Fund entered into three interest rate swap contracts with notional amounts aggregating $103.0 million to fix the one-month LIBOR index rate at 3.63% per annum through April 1, 2011. The proceeds of the mortgage financing were used to repay the remaining $100.0 million of financing provided by the Company. During the three months ended September 30, 2008, the Company’s Value-Added Fund obtained draws aggregating approximately $0.8 million to fund tenant and capital costs.

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

On June 9, 2008, the Company completed the acquisition of the General Motors Building in New York City for a purchase price of approximately $2.8 billion. The General Motors Building is an approximately 2,000,000 rentable square foot office building located at the corner of 5th Avenue and Central Park South in New York City. The acquisition was completed through a joint venture among the Company, US Real Estate Opportunities I, L.P., which is a partnership managed by Goldman Sachs, and Meraas Capital LLC, a Dubai-based private equity firm. The Company has a 60% interest in the venture and provides customary property management and leasing services for the venture. The purchase price consisted of approximately $890 million of cash, the issuance to the selling entity of 102,883 OP Units and the assumption of approximately $1.9 billion of secured and mezzanine loans having a weighted average fixed interest rate of 5.97% per annum, all of which mature in October 2017. In addition, the venture acquired the lenders’ interest in a portion of the assumed mezzanine loans having an aggregate principal amount of $294.0 million and a stated interest rate of 6.02% per annum for a purchase price of approximately $263.1 million in cash. The purchase price was financed in part with loans from the venture’s partners on a pro rata basis totaling $450.0 million, which bear interest at a fixed rate of 11.0% per annum and mature on June 9, 2017. The Company’s share of the partner loans totaling $270.0 million has been reflected in Related Party Note Receivable on the Company’s Consolidated Balance Sheets. The Company has eliminated interest income from its partner loan totaling approximately $9.5 million. In connection with the closing, the Company and the joint venture entered into a tax protection agreement with the seller that restricts the joint venture’s ability to sell the General Motors Building in a taxable transaction and requires the Company and the joint venture to maintain certain amounts of indebtedness associated with the property and its acquisition for a period of up to nine years.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 12, 2008, the Company completed the acquisitions of 540 Madison Avenue and Two Grand Central Tower located in New York City, New York for an aggregate purchase price of approximately $705.0 million. 540 Madison Avenue is a 39-story building located at Madison Avenue at 55th Street that contains approximately 292,000 rentable square feet. Two Grand Central Tower is a 44-story mid-block tower that runs from 44th to 45th Street between Lexington and Third Avenue and contains approximately 664,000 rentable square feet. On August 13, 2008, the Company completed the acquisition of 125 West 55th Street also located in New York City, New York for a purchase price of approximately $444.0 million. 125 West 55th Street is a 23-story building, spanning from 55th to 56th Street between Avenue of the Americas and Seventh Avenue, that contains approximately 591,000 rentable square feet. Each acquisition was completed through a joint venture among the Company, US Real Estate Opportunities I, L.P., which is a partnership managed by Goldman Sachs, and Meraas Capital LLC, a Dubai-based private equity firm. The Company has a 60% interest in each venture and provides customary property management and leasing services for the ventures. The acquisitions were financed with cash contributions from the ventures’ partners aggregating approximately $575.6 million and the assumption of approximately $573.4 million of secured and mezzanine loans. The carrying value of the debt that was assumed as part of the transactions consists of the following:

•	540 Madison Avenue—two secured loans having an aggregate principal amount of $119.9 million and a weighted-average fixed interest rate of 5.20% per annum, each of which matures in July 2013;

•	Two Grand Central Tower—a $190.0 million secured loan having a fixed interest rate of 5.10% per annum, which matures in July 2010; and

•	125 West 55th Street—$263.5 million of secured and mezzanine loans having a weighted-average fixed interest rate of 6.25% per annum, all of which mature in March 2010.

The following table summarizes the allocation of the aggregate purchase prices, in accordance with SFAS No. 141, for 540 Madison Avenue, Two Grand Central Tower and 125 West 55th Street, at the date of acquisition (in thousands).

Land	$375,273
Building and improvements	760,431
Tenant improvements	24,242
Tenant leasing costs	88,940
Below market assumed debt adjustment	14,419
Below market rents	(107,395)

Total aggregate purchase price	$1,155,910
Less: Indebtedness assumed, net	(573,433)

Net assets acquired	$582,477

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
ASSETS
Real estate and development in process, net	$5,260,703	$700,646
Other assets	835,846	109,318

Total assets	$6,096,549	$809,964

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable	$3,182,917	$565,568
Other liabilities	1,217,180	39,290
Members’/Partners’ equity	1,696,452	205,106

Total liabilities and members’/partners’ equity	$6,096,549	$809,964

Company’s share of equity	$970,843	$79,074
Basis differentials(1)	2,553	2,598

Carrying value of the Company’s investments in unconsolidated joint ventures	$973,396	$81,672

(1)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets. Basis differentials occur primarily upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

The combined summarized statements of operations of the joint ventures are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Total revenue(1)	$134,425	$22,796	$216,319	$71,802
Expenses
Operating	35,562	8,176	62,329	25,700
Interest	53,229	7,423	81,698	23,945
Depreciation and amortization	55,182	5,215	81,411	16,039
Loss from early extinguishment of debt	—	—	152	146

Total expenses	143,973	20,814	225,590	65,830

Income (loss) before gain on sale of real estate	(9,548)	1,982	(9,271)	5,972
Gain on sale of real estate	—	—	—	32,777

Net income (loss)	$(9,548)	$1,982	$(9,271)	$38,749

Company’s share of net income	$(5,000)	$1,390	$(3,918)	$19,623
Elimination of inter-entity interest on partner loan	7,644	—	9,459	—

Income from unconsolidated joint ventures	$2,644	$1,390	$5,541	$19,623

(1)	Includes straight-line rent adjustments of $5.2 million, $0.4 million for the three months ended September 30, 2008 and 2007, respectively, and $6.5 million and $1.9 million for the nine months ended September 30, 2008 and 2007, respectively. Includes “above” and “below” market rent adjustments of $40.8 million and $(0.7) million for the three months ended September 30, 2008 and 2007, respectively, and $47.4 million and $(2.5) million for the nine months ended September 30, 2008 and 2007, respectively.

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

On June 19, 2008, the Company obtained construction financing totaling $65.0 million collateralized by its Democracy Tower (formerly South of Market—Phase II) development project located in Reston, Virginia. The Democracy Tower development project consists of a Class A office property with approximately 225,000 net rentable square feet. The construction financing bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on December 19, 2010 with two one-year extension options.

On September 10, 2008, the Company used available cash to repay the mortgage loan collateralized by its One and Two Embarcadero Center properties located in San Francisco, California totaling approximately $274.8 million. There was no prepayment penalty associated with the repayment. The mortgage loan bore interest at a fixed rate of 6.74% per annum and was scheduled to mature on December 10, 2008.

During 2007, the Company commenced an interest rate hedging program for its expected financing activity in 2008 and entered into 11 treasury locks based on a weighted-average 10-year treasury rate of 4.68% per annum on notional amounts aggregating $375.0 million. Nine of the treasury locks with notional amounts aggregating $325.0 million matured on April 1, 2008, at which time the Company cash-settled the contracts and made cash payments to the counterparties totaling approximately $33.5 million. The remaining two treasury locks with notional amounts aggregating $50.0 million matured on July 31, 2008, at which time the Company cash-settled the contracts and made cash payments to the counterparties totaling approximately $1.3 million. In addition, the Company entered into five forward-starting interest rate swap contracts to lock the 10-year LIBOR swap rate on notional amounts aggregating $150.0 million at a weighted-average forward-starting 10-year swap rate of 5.19% per annum. The 10-year treasury rate is a component of the 10-year swap rate and the swap contracts effectively fixed the 10-year treasury rate at a weighted-average interest rate of 4.51% per annum. The swap contracts went into effect on July 31, 2008 and were to expire on July 31, 2018. On July 31, 2008 and September 2, 2008, the Company cash-settled its forward-starting interest rate swap contracts and made aggregate cash payments to the counterparties totaling approximately $8.6 million. Collectively, all of the foregoing contracts were intended to have effectively fixed the 10-year treasury rate at a weighted-average interest rate of 4.63% per annum on notional amounts aggregating $525.0 million. The Company entered into the treasury locks and interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the hedged rate in contemplation of obtaining ten-year fixed-rate financings in 2008. In addition, during 2007, the Company entered into an interest

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rate swap to fix the one-month LIBOR index rate at 4.57% per annum on a notional amount of $96.7 million. This interest rate swap went into effect on October 22, 2007 and expired on October 29, 2008.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments. The Company has formally documented all of its relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also assesses and documents, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. All components of the treasury locks and forward-starting interest rate swap contracts were included in the assessment of hedge effectiveness. During the nine months ended September 30, 2008, the Company modified the estimated dates with respect to its anticipated financings under the interest rate hedging program. As a result, the Company recognized a net derivative loss of approximately $3.2 million representing the partial ineffectiveness of the interest rate contracts. In addition, on September 9, 2008, the Company executed an interest rate lock agreement with lenders at an all-in fixed rate, inclusive of the credit spread, of 6.10% per annum for an eight-year, $375.0 million loan collateralized by its Four Embarcadero Center property located in San Francisco, California. The Company’s interest rate hedging program contemplated a financing with a ten-year term and, as a result, under SFAS No. 133, the Company recognized a net derivative loss of approximately $6.6 million representing the partial ineffectiveness of its interest rate contracts. The Company has recorded the changes in fair value of the treasury lock and swap contracts related to the effective portion totaling approximately $33.6 million at September 30, 2008 in Accumulated Other Comprehensive Loss within the Company’s Consolidated Balance Sheets. Based on interest rates in effect as of September 30, 2008 and assuming the Company completes financing transactions in accordance with its current plans, the Company expects that within the next twelve months it will reclassify into earnings as an increase in interest expense approximately $3.5 million of the $33.6 million recorded within Accumulated Other Comprehensive Loss relating to the treasury locks and forward-starting interest rate swap contracts.

6. Unsecured Exchangeable Senior Notes

3.625% Exchangeable Senior Notes due 2014

On August 19, 2008, the Company completed an offering of $747.5 million in aggregate principal amount (including $97.5 million as a result of the exercise by the initial purchasers of their over-allotment option) of its 3.625% exchangeable senior notes due 2014. The notes were priced at 99.0% of their face amount, resulting in aggregate net proceeds to the Company, after deducting the initial purchasers’ discounts and offering expenses, of approximately $731.6 million, resulting in an effective interest rate of approximately 4.057% per annum. The notes mature on February 15, 2014, unless earlier repurchased, exchanged or redeemed.

On and after January 1, 2014, the notes will be exchangeable at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date at the option of the holders into cash up to their principal amount and, at the Company’s option, cash or shares of Boston Properties, Inc.’s common stock for the remainder, if any, of the exchange value in excess of such principal amount at the applicable exchange rate, which initially equals 8.5051 shares of Boston Properties, Inc.’s common stock per $1,000 principal amount of the notes (equivalent to an exchange price of approximately $117.58 per share of Boston Properties, Inc.’s common stock) and is subject to adjustment in certain circumstances. The initial exchange price of approximately $117.58 per share of Boston Properties, Inc.’s common stock represents an approximately 20% premium to the closing price of Boston Properties, Inc.’s common stock on the New York Stock Exchange on August 13, 2008 of $97.98 per share. Prior to the close of business on the scheduled trading day immediately preceding January 1, 2014, holders of the notes may only exchange their notes at their option under the following circumstances:

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of Boston Properties, Inc.’s common stock and the exchange rate on each such day; (2) during any fiscal quarter beginning after the fiscal quarter ended September 30, 2008 if the last reported sale price of Boston Properties, Inc.’s common stock for each of at least 20 trading days in the 30 consecutive trading days ending on, and including, the last day of the preceding fiscal quarter is more than 130% of the applicable exchange price for the notes on the last day of such preceding fiscal quarter; (3) if the Company has called such notes for redemption to preserve Boston Properties, Inc.’s status as a real estate investment trust and the redemption has not yet occurred; (4) in connection with specified corporate transactions, including a fundamental change; or (5) if Boston Properties, Inc.’s common stock is delisted. The notes may be accelerated upon an event of default as described in the Company’s Supplemental Indenture No. 7.

If the Company undergoes a fundamental change, holders of the notes will have the option to require the Company to purchase all or any portion of the notes at a purchase price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The Company will pay cash for all notes so repurchased. The holders of the notes will have the right to exchange their notes at their option in connection with a fundamental change, and, if a fundamental change occurs, the exchange rate may be increased by up to 1.7011 shares of Boston Properties, Inc.’s common stock per $1,000 principal amount of the notes, subject to adjustment in certain circumstances, for a holder who elects to exchange its notes in connection with the fundamental change. The number of additional shares by which the exchange rate will be increased will be determined by reference to a table included in Supplemental Indenture No. 7, based on the date on which the fundamental change occurs or becomes effective and the price paid per share of Boston Properties, Inc.’s common stock in the transaction or event that constitutes such fundamental change. A “fundamental change” will be deemed to occur upon the consummation of any transaction or event (whether by means of an exchange offer, liquidation, tender offer, consolidation, merger, combination, reclassification, recapitalization or otherwise) in connection with which more than 50% of Boston Properties, Inc.’s common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration which is not at least 90% common stock (or American Depositary Shares representing shares of common stock) that is either (1) listed on, or immediately after consummation of such transaction or event will be listed on, a United States national securities exchange; or (2) approved, or immediately after the transaction or event will be approved, for listing or quotation on any United States system of automated dissemination of quotations of securities prices similar to a United States national securities exchange.

The notes are senior unsecured obligations of the Company and rank equally in right of payment to all existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of the Company. The notes effectively rank junior in right of payment to all existing and future secured indebtedness of the Company to the extent of the value of the collateral securing such indebtedness. The notes are structurally subordinated to all liabilities of the subsidiaries of the Company.

The Company offered and sold the notes to the initial purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The initial purchasers then sold the notes to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The Company relied on these exemptions from registration based in part on representations made by the initial purchasers.

In connection with the closing, Boston Properties, Inc. and the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the initial purchasers. Under the Registration Rights Agreement, Boston Properties, Inc. and the Company have agreed, for the benefit of the holders of the notes, to register the resale of Boston Properties, Inc.’s common stock, if any, issued upon exchange of the notes on a shelf

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

registration statement filed with the Securities and Exchange Commission. Boston Properties, Inc. and the Company may be required to pay liquidated damages of up to 0.50% per annum of additional interest to the holders of the notes if Boston Properties, Inc. and the Company fail to meet certain deadlines or take certain actions relating to the registration of Boston Properties, Inc.’s common stock issuable upon exchange of the notes. Neither Boston Properties, Inc. nor the Company will be required to pay liquidated damages with respect to any note after it has been exchanged. Additionally, pursuant to Supplemental Indenture No. 7, to the extent that any shares of Boston Properties, Inc’s common stock issued upon exchange of the notes are not covered by a resale registration statement that is effective on the date of the exchange and certain other conditions have been met, the Company must deliver 0.03 additional shares of Boston Properties, Inc.’s common stock upon exchange of the notes for each of such shares.

In connection with the sale of the notes, the Company and Boston Properties, Inc. also entered into capped call transactions (together, the “Capped Call Transaction”) with affiliates of certain of the initial purchasers (Bank of America, N.A., Deutsche Bank AG, JPMorgan and Morgan Stanley) (the “Option Counterparties”). Pursuant to the Capped Call Transaction, the Company will have the right to cause the Option Counterparties to deliver shares of Boston Properties, Inc.’s common stock to the Company upon exchange of the notes if the value per share of Boston Properties, Inc.’s common stock, as measured under the terms of the Capped Call Transaction, at the time of settlement exceeds an initial strike price of approximately $117.58 per share, subject to certain adjustments similar to those contained in the notes. The Capped Call Transaction is intended to reduce the potential dilution upon future exchange of the notes in the event that the market value per share of Boston Properties, Inc.’s common stock, as measured under the terms of the Capped Call Transaction, at the time of settlement is greater than the strike price of the Capped Call Transaction. If the market value per share of Boston Properties, Inc.’s common stock, as measured under the terms of the Capped Call Transaction, at the time of settlement exceeds the cap price of the Capped Call Transaction (which is initially equal to approximately $137.17 per share), the dilution mitigation will be limited and there would be dilution to the extent that the market value per share of Boston Properties, Inc.’s common stock exceeds the cap price. The Capped Call Transaction is expected to have the effect of increasing the effective exchange price to the Company of the notes to the cap price of the Capped Call Transaction, which represents an initial effective premium of approximately 40% over the closing price of Boston Properties, Inc.’s common stock on the New York Stock Exchange on August 13, 2008 of $97.98 per share. The Capped Call Transaction comprises separate contracts entered into by the Company and Boston Properties, Inc. with the Option Counterparties and is not part of the terms of the notes and will not affect the holders’ rights under the notes. The net cost of the Capped Call Transaction was approximately $44.4 million, which was recorded as a reduction to partners’ capital.

7. Unsecured Line of Credit

On June 6, 2008, the Company utilized an accordion feature under its unsecured revolving credit facility (the “Unsecured Line of Credit”) with a consortium of lenders to increase the current lenders’ total commitment under the Unsecured Line of Credit from $605.0 million to $923.3 million. On July 21, 2008, the Company further increased the lenders’ total commitment from $923.3 million to $1.0 billion. All other material terms under the facility remain unchanged. The Company’s Unsecured Line of Credit bears interest at a variable interest rate equal to Eurodollar plus 0.475% per annum and matures on August 3, 2010, with a provision for a one-year extension at the option of the Company, subject to certain conditions. The Unsecured Line of Credit is a recourse obligation of the Company. Under the Unsecured Line of Credit, a facility fee equal to 0.125% per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in the Company’s unsecured debt ratings. The Unsecured Line of Credit involves a syndicate of lenders. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a negotiated LIBOR-based rate. The Company had an outstanding balance on the Unsecured Line of Credit of $319.0 million at September 30, 2008.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The terms of the Unsecured Line of Credit require that the Company maintain customary financial and other covenants on an ongoing basis, including: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within 180 days, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within 180 days, (5) a minimum net worth requirement, (6) an unsecured debt interest coverage ratio of at least 1.75 and (7) limitations on permitted investments, development, partially owned entities, business outside of commercial real estate and commercial non-office properties. At September 30, 2008, the Company was in compliance with each of these financial and other covenant requirements.

8. Commitments and Contingencies

General

In the normal course of business, the Company guarantees its performance of services or indemnifies third parties against its negligence.

The Company has letter of credit and performance obligations of approximately $46.1 million related to lender requirements, acquisition deposits and development requirements.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January 2002, the Company formed a wholly-owned taxable REIT subsidiary, IXP, Inc., to act as a captive insurance company and be one of the elements of the Company’s overall insurance program. On September 27, 2006, IXP, Inc. was merged into IXP, LLC, a wholly-owned subsidiary, and all insurance policies issued by IXP, Inc. were cancelled and reissued by IXP, LLC. The term “IXP” refers to IXP, Inc. for the period prior to September 27, 2006 and to IXP, LLC for the period on and subsequent to September 27, 2006. IXP acts as a direct insurer with respect to a portion of the Company’s earthquake insurance coverage for its Greater San Francisco properties and the Company’s NBCR Coverage for both foreign and domestic acts of terrorism “certified” under TRIA. In May 2008, the Company formed a wholly-owned subsidiary, NYXP, LLC (“NYXP”), to act as a captive insurance company and be one of the elements of the Company’s insurance program for 767 Fifth Avenue. NYXP acts as a direct insurer with respect to a portion of the Company’s coverage for both foreign and domestic acts of terrorism “certified” under TRIA for 767 Fifth Avenue. Currently, NYXP only insures losses which exceed the program trigger under TRIA and NYXP reinsures with a third-party insurance company any coinsurance payable under TRIA. Insofar as the Company owns IXP and NYXP, it is responsible for their liquidity and capital resources, and the accounts of IXP and NYXP are part of the Company’s consolidated financial statements. In particular, if a loss occurs which is covered by the Company’s NBCR Coverage but is less than the applicable program trigger under TRIA, IXP would be responsible for the full amount of the loss without any backstop by the Federal Government. IXP and NYXP would also be responsible for any recoupment charges by the Federal Government in the event losses are paid out and their insurance policies are maintained after the payout by the Federal Government. If the Company experiences a loss and IXP or NYXP are required to pay under their insurance policies, the Company would ultimately record the loss to the extent of the required payment. Therefore, insurance coverage provided by IXP and NYXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

The mortgages on the Company’s properties typically contain requirements concerning the financial ratings of the insurers who provide policies covering the property. The Company provides the lenders on a regular basis with the identity of the insurance companies in the Company’s insurance programs. The ratings of some of the Company’s insurers are below the rating requirements in some of the Company’s loan agreements and the lenders for these loans could attempt to claim an event of default has occurred under the loan. The Company believes it could obtain insurance with insurers which satisfy the rating requirements. Additionally, in the future the Company’s ability to obtain debt financing secured by individual properties, or the terms of such financing, may be adversely affected if lenders generally insist on ratings for insurers which are difficult to obtain or which

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

result in a commercially unreasonable premium. There can be no assurance that a deficiency in the financial ratings of one or more of the Company’s insurers will not have a material adverse effect on the Company.

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

9. Redeemable Partnership Units

As of September 30, 2008, redeemable partnership units consisted of 20,195,785 OP Units, 946,369 LTIP Units, 1,085,861 2008 OPP Units and 1,113,044 Series Two Preferred Units (or 1,460,688 OP Units on an as converted basis) held by parties other than Boston Properties, Inc.

During the nine months ended September 30, 2008, 344,582 OP Units were presented by the holders for redemption and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock. The aggregate book value of the OP Units that were redeemed, as measured for each OP Unit on the date of its redemption, was approximately $7.2 million.

On February 5, 2008, the Company issued 1,085,861 2008 OPP Units to its employees. Prior to the measurement date on February 5, 2011, 2008 OPP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of 2008 OPP Units, both vested and unvested, which 2008 OPP award recipients have earned, if any, based on the establishment of an outperformance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit. For a complete description of the terms of the 2008 OPP Units (See Note 13).

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

The Preferred Units at September 30, 2008 consisted solely of 1,113,044 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) an increasing rate, ranging from 5.00% to 7.00% per annum (7.00% for the nine months ended September 30, 2008 and 2007) on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). Distributions to holders of Preferred Units are recognized on a straight-line basis that approximates the effective interest method.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 30, 2008, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit to holders of record as of the close of business on December 31, 2007. In addition, the Company paid a special cash distribution on the OP Units and LTIP Units in the amount of $5.98 per unit to holders of record as of the close of business on December 31, 2007. On April 30, 2008, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit and a distribution on the 2008 OPP Units in the amount of $0.068 per unit, in each case payable to holders of record as of the close of business on March 31, 2008. On July 31, 2008, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit and a distribution on the 2008 OPP Units in the amount of $0.068 per unit, in each case payable to holders of record as of the close of business on June 30, 2008.

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

On February 15, 2008, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.89239 per unit. On May 15, 2008, the Company paid a distribution on its outstanding Series Two Preferred Units of $8.7402 per unit, which amount included the impact of the special cash distribution described above. On August 15, 2008, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.89239 per unit.

On September 17, 2008, Boston Properties, Inc., as general partner of the Company, declared a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit and a distribution on the 2008 OPP Units in the amount of $0.068 per unit, in each case payable on October 31, 2008 to holders of record as of the close of business on September 30, 2008.

The Series Two Preferred Units may be converted into OP Units at the election of the holder thereof at any time. A holder of an OP Unit may present such OP Unit to the Company for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Company must redeem such OP Unit for cash equal to the then value of a share of common stock of Boston Properties, Inc. In lieu of a cash redemption, Boston Properties, Inc. may elect to acquire such OP Unit for one share of common stock. Due to the redemption option and the conversion option existing outside the control of the Company, such Preferred Units and OP Units (not owned by Boston Properties, Inc.) are not included in Partners’ Capital and are reflected in the Consolidated Balance Sheets within Redeemable Partnership Units at an amount equivalent to the value of such units had such units been redeemed at September 30, 2008. The value of the OP Units (not owned by Boston Properties, Inc. and including LTIP Units assuming that all conditions have been met for the conversion thereof) and Series Two Preferred Units had such units been redeemed at September 30, 2008 was approximately $1,980.2 million and $136.8 million, respectively, based on the closing price of Boston Properties, Inc.’s common stock of $93.66 per share on September 30, 2008. Included in Preferred Distributions and Allocation of Undistributed Earnings in the Consolidated Statements of Operations is accretion of approximately $0.1 million and $0.1 million for the three months ended September 30, 2008 and 2007, respectively, and $0.4 million and $0.4 million for the nine months ended September 30, 2008 and 2007, respectively, which represents the accretion of the Preferred Units from the value at issuance to the liquidation value.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Partners’ Capital

As of September 30, 2008, Boston Properties, Inc. owned 1,409,940 general partnership units and 118,441,928 limited partnership units.

During the nine months ended September 30, 2008, Boston Properties, Inc. acquired 344,582 OP Units in connection with the redemption of an equal number of redeemable partnership units from third parties.

On January 30, 2008, the Company paid a distribution in the amount of $0.68 per OP Unit to unitholders of record as of the close of business on December 31, 2007. In addition, the Company paid a special cash distribution of $5.98 per OP Unit to unitholders of record as of the close of business on December 31, 2007. On April 30, 2008, the Company paid a distribution in the amount of $0.68 per OP Unit to unitholders of record as of the close of business on March 31, 2008. On July 31, 2008, the Company paid a distribution in the amount of $0.68 per OP Unit to unitholders of record as of the close of business on June 30, 2008.

On September 17, 2008, Boston Properties, Inc., as general partner of the Company, declared a distribution in the amount of $0.68 per OP Unit payable on October 31, 2008 to unitholders of record as of the close of business on September 30, 2008.

11. Held for Sale/Discontinued Operations

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to the Company’s continuing involvement in the management, for a fee, of Democracy Center and 5 Times Square through agreements with the buyers, Democracy Center and 5 Times Square have not been categorized as discontinued operations in the accompanying Consolidated Statements of Operations. As a result, the gains on sales related to Democracy Center and 5 Times Square have been reflected under the caption “Gains on sales of real estate,” in the Consolidated Statements of Operations. The Company has presented the other properties listed above as discontinued operations in its Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007, as applicable.

The following table summarizes income from discontinued operations and the related realized gains on sales of real estate from discontinued operations for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Total revenue	$—	$2,923	$—	$18,052
Operating expenses	—	634	—	9,074
Depreciation and amortization	—	700	—	2,714

Income from discontinued operations	$—	$1,589	$—	$6,264

Realized gains on sales of real estate	$—	$—	$—	$208,724

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

12. Earnings Per Common Unit

Earnings per common unit has been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both the net income and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income available to common unitholders by the weighted-average number of common units outstanding during the period. During 2004, the Company adopted EITF 03-6 “Participating Securities and the Two-Class Method under FASB 128” (“EITF 03-6”), which provides further guidance on the definition of participating securities. Pursuant to EITF 03-6, the Company’s Series Two Preferred Units, which are reflected as Redeemable Partnership Units in the Company’s Consolidated Balance Sheets, are considered participating securities and are included in the computation of basic and diluted earnings per common unit of the Company if the effect of applying the if-converted method is dilutive. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of the Company. Accordingly, for the reporting periods in which the Company’s net income is in excess of distributions paid on the OP Units, LTIP Units and Series Two Preferred Units, such income is allocated to the OP Units, LTIP Units and Series Two Preferred Units in proportion to their respective interests and the impact is included in the Company’s consolidated basic and diluted earnings per common unit computation. There were no amounts required to be allocated to the Series Two Preferred Units for the three and nine months ended September 30, 2008. For the three and nine months ended September 30, 2007, approximately $2.3 million and $14.4 million, respectively, was allocated to the Series Two Preferred Units in excess of distributions paid during the reporting period and is included in the Company’s computation of basic and diluted earnings per common unit. Because the 2008 OPP Units require Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have been met by the end of the applicable reporting period, the Company excludes all contingently issuable units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings, are considered when calculating diluted earnings per common unit. Other potentially dilutive common units and the related impact on earnings, are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 20,449,000 and 20,382,000 redeemable common units for the three months ended September 30, 2008 and 2007, respectively, and 20,404,000 and 20,485,000 redeemable common units for the nine months ended September 30, 2008 and 2007, respectively.

	For the three months ended September 30, 2008
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income available to common unitholders	$59,138	140,282	$0.42
Effect of Dilutive Securities:
Stock Based Compensation	—	1,537	(0.00)
Diluted Earnings:

Net income	$59,138	141,819	$0.42

	For the three months ended September 30, 2007
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income available to common unitholders before discontinued operations	$288,134	139,392	$2.07
Discontinued operations	1,589	—	0.01

Net income available to common unitholders	289,723	139,392	2.08
Effect of Dilutive Securities:
Stock Based Compensation	—	1,645	(0.03)
Diluted Earnings:

Net income	$289,723	141,037	$2.05

	For the nine months ended September 30, 2008
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income available to common unitholders	$260,345	140,112	$1.86
Effect of Dilutive Securities:
Stock Based Compensation	—	1,528	(0.02)
Diluted Earnings:

Net income	$260,345	141,640	$1.84

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the nine months ended September 30, 2007
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income available to common unitholders before discontinued operations	$1,222,251	139,199	$8.79
Discontinued operations	214,988	—	1.54

Net income available to common unitholders	1,437,239	139,199	10.33
Effect of Dilutive Securities:
Stock Based Compensation	—	1,808	(0.13)
Exchangeable Senior Notes	—	237	(0.02)
Diluted Earnings:

Net income	$1,437,239	141,244	$10.18

13. Stock Option and Incentive Plan

On January 24, 2008, the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of Boston Properties, Inc. approved outperformance awards under the Second Amendment and Restatement of Boston Properties, Inc.’s Stock Option and Incentive Plan (“the 1997 Plan”) to officers and key employees of Boston Properties, Inc. These awards (the “2008 OPP Awards”) are part of a new broad-based, long-term incentive compensation program designed to provide the Company’s management team at several levels within the organization with the potential to earn equity awards subject to Boston Properties, Inc. “outperforming” and creating shareholder value in a pay-for-performance structure. 2008 OPP Awards utilize total return to shareholders (“TRS”) over a three-year measurement period as the performance metric and include two years of time-based vesting after the end of the performance measurement period (subject to acceleration in certain events) as a retention tool. Recipients of 2008 OPP Awards will share in an outperformance pool if Boston Properties, Inc.’s TRS, including both share appreciation and dividends, exceeds absolute and relative hurdles over a three-year measurement period from February 5, 2008 to February 5, 2011, based on the average closing price of a share of Boston Properties, Inc.’s common stock (a “REIT Share”) of $92.8240 for the five trading days prior to and including February 5, 2008. The aggregate reward that recipients of all 2008 OPP Awards can earn, as measured by the outperformance pool, is subject to a maximum cap of $110 million, although only awards for an aggregate of up to approximately $104.8 million have been granted to date. The balance remains available for future grants, with OPP awards exceeding a potential reward of $1 million requiring the Committee’s approval.

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

Each employee’s 2008 OPP Award is designated as a specified percentage of the aggregate outperformance pool. Assuming the applicable absolute and/or relative TRS thresholds are achieved at the end of the measurement period, the algebraic sum of the Absolute TRS Component and the Relative TRS Component will be calculated and then allocated among the 2008 OPP Award recipients in accordance with each individual’s percentage. Rewards earned with respect to 2008 OPP Awards will vest 25% on February 5, 2011, 25% on February 5, 2012, and 50% on February 5, 2013, based on continued employment. Vesting will be accelerated in the event of a change of control of Boston Properties, Inc., termination of employment by Boston Properties, Inc. without cause or termination of employment by the award recipient for good reason, death, disability or retirement, although restrictions on transfer will continue to apply in certain of these situations. 2008 OPP Awards are in the form of LTIP units of limited partnership interest of the Company, which are referred to herein as “2008 OPP Units.” 2008 OPP Units were issued prior to the determination of the outperformance pool, but will remain subject to forfeiture depending on the extent of rewards earned with respect to 2008 OPP Awards. The number of 2008 OPP Units issued initially to recipients of the 2008 OPP Awards was an estimate of the maximum number of 2008 OPP Units that they could earn, based on certain assumptions. The number of 2008 OPP Units actually earned by each award recipient, if any, will be determined at the end of the performance measurement period by dividing his or her share of the outperformance pool by the average closing price of a REIT Share for the 15 trading days immediately preceding the measurement date. Total return for Boston Properties, Inc. and for the SNL Equity REIT Index over the three-year measurement period and other circumstances will determine how many 2008 OPP Units are earned by each recipient; if they are fewer than the number issued initially, the balance will be forfeited as of the performance measurement date.

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

During the nine months ended September 30, 2008, Boston Properties, Inc. issued 4,723 shares of restricted stock and the Company issued 287,855 LTIP Units and 1,085,861 2008 OPP Units under the 1997 Plan. The shares of restricted stock were valued at approximately $0.5 million ($96.09 per share). The 2008 OPP Units were valued at approximately $19.7 million utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the unit on the award date. Assumptions used in the valuations included (1) factors associated with the underlying performance of Boston Properties, Inc.’s stock price and total shareholder return over the term of the performance awards including total stock return volatility and risk-free interest and (2) factors associated with the relative performance of Boston Properties, Inc.’s stock price and total shareholder return when compared to the SNL Equity REIT Index. The valuation was performed in a risk-neutral framework, so no assumption was made with

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respect to an equity risk premium. The LTIP Units were valued at approximately $25.4 million ($88.17 per unit weighted-average fair value) using a Monte Carlo simulation method model in accordance with the provisions of SFAS No. 123R. The per unit fair value of each LTIP Unit granted was estimated on the date of grant using the following assumptions: an expected life of 5.6 years, a risk-free interest rate of 2.75% and an expected price volatility of 25.0%. An LTIP Unit is generally the economic equivalent of a share of restricted stock in Boston Properties, Inc. The aggregate value of the LTIP Units is included in Redeemable Partnership Units in the Consolidated Balance Sheets. The restricted stock and LTIP Units granted to employees between January 1, 2004 and November 2006 vest over a five-year term. Grants of restricted stock and LTIP Units made in and after November 2006 vest in four equal annual installments. Restricted stock and LTIP Units are measured at fair value on the date of grant based on the number of shares or units granted, as adjusted for forfeitures and the closing price of Boston Properties, Inc.’s common stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Partners’ Capital in the Consolidated Balance Sheets. Stock-based compensation expense associated with restricted stock, LTIP Units and 2008 OPP Units was approximately $6.2 million and $2.8 million for the three months ended September 30, 2008 and 2007, respectively, and approximately $16.8 million and $8.6 million for the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008, there was $52.0 million of unrecognized compensation cost related to unvested restricted stock, LTIP Units and 2008 OPP Units that is expected to be recognized over a weighted-average period of approximately 2.9 years.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information by geographic area and property type (dollars in thousands):

Three months ended September 30, 2008 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$91,135	$70,511	$95,102	$54,804	$15,818	$327,370
Office/Technical	7,751	3,676	—	—	—	11,427
Hotel	8,482	—	—	—	—	8,482

Total	107,368	74,187	95,102	54,804	15,818	347,279

% of Total	30.92%	21.36%	27.39%	15.78%	4.55%	100.00%
Real Estate Operating Expenses:
Class A	35,732	20,910	39,242	20,561	7,937	124,382
Office/Technical	2,407	926	—	—	—	3,333
Hotel	6,318	—	—	—	—	6,318

Total	44,457	21,836	39,242	20,561	7,937	134,033

% of Total	33.17%	16.29%	29.28%	15.34%	5.92%	100.00%

Net Operating Income	$62,911	$52,351	$55,860	$34,243	$7,881	$213,246

% of Total	29.50%	24.55%	26.20%	16.06%	3.69%	100.00%

Three months ended September 30, 2007 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$84,959	$58,355	$108,596	$50,592	$16,604	$319,106
Office/Technical	6,929	3,504	—	—	—	10,433
Hotel	8,646	—	—	—	—	8,646

Total	100,534	61,859	108,596	50,592	16,604	338,185

% of Total	29.73%	18.29%	32.11%	14.96%	4.91%	100.00%
Operating Expenses:
Class A	32,573	16,919	34,318	19,494	7,316	110,620
Office/Technical	2,079	807	—	—	—	2,886
Hotel	6,275	—	—	—	—	6,275

Total	40,927	17,726	34,318	19,494	7,316	119,781

% of Total	34.17%	14.80%	28.65%	16.27%	6.11%	100.00%

Net Operating Income	$59,607	$44,133	$74,278	$31,098	$9,288	$218,404

% of Total	27.29%	20.21%	34.01%	14.24%	4.25%	100.00%

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine months ended September 30, 2008 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$268,449	$207,972	$315,730	$159,302	$48,339	$999,792
Office/Technical	22,874	11,147	—	—	—	34,021
Hotel	24,714	—	—	—	—	24,714

Total	316,037	219,119	315,730	159,302	48,339	1,058,527

% of Total	29.86%	20.70%	29.83%	15.05%	4.56%	100.00%
Operating Expenses:
Class A	103,162	60,571	108,275	59,242	23,305	354,555
Office/Technical	7,314	2,682	—	—	—	9,996
Hotel	18,664	—	—	—	—	18,664

Total	129,140	63,253	108,275	59,242	23,305	383,215

% of Total	33.70%	16.51%	28.25%	15.46%	6.08%	100.00%

Net Operating Income	$186,897	$155,866	$207,455	$100,060	$25,034	$675,312

% of Total	27.67%	23.08%	30.72%	14.82%	3.71%	100.00%

Nine months ended September 30, 2007 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$247,728	$178,488	$332,822	$150,932	$51,520	$961,490
Office/Technical	21,154	10,717	—	—	—	31,871
Hotel	24,690	—	—	—	—	24,690

Total	293,572	189,205	332,822	150,932	51,520	1,018,051

% of Total	28.84%	18.59%	32.69%	14.82%	5.06%	100.00%
Operating Expenses:
Class A	95,439	51,059	103,445	58,081	22,128	330,152
Office/Technical	6,806	2,417	—	—	—	9,223
Hotel	18,706	—	—	—	—	18,706

Total	120,951	53,476	103,445	58,081	22,128	358,081

% of Total	33.78%	14.93%	28.89%	16.22%	6.18%	100.00%

Net Operating Income	$172,621	$135,729	$229,377	$92,851	$29,392	$659,970

% of Total	26.16%	20.56%	34.76%	14.07%	4.45%	100.00%

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of net operating income to net income available to common unitholders:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net operating income	$213,246	$218,404	$675,312	$659,970
Add:
Development and management services income	9,557	5,318	21,494	15,175
Interest and other income	212	25,081	16,106	68,274
Income from unconsolidated joint ventures	2,644	1,390	5,541	19,623
Gains on sales of real estate	1,753	203,190	31,394	957,406
Income from discontinued operations	—	1,589	—	6,264
Gains on sales of real estate from discontinued operations	—	—	—	208,724
Less:
General and administrative expense	(18,758)	(20,189)	(55,813)	(53,288)
Interest expense	(68,308)	(69,929)	(200,711)	(217,598)
Depreciation and amortization expense	(73,312)	(68,947)	(218,408)	(208,824)
Net derivative losses	(6,318)	—	(9,849)	—
Losses from early extinguishments of debt	—	(2,695)	—	(3,417)
Minority interests in property partnerships	(525)	—	(1,570)	—
Preferred distributions and allocation of undistributed earnings	(1,053)	(3,489)	(3,151)	(15,070)

Net income available to common unitholders	$59,138	$289,723	$260,345	$1,437,239

15. Newly Issued Accounting Standards

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 157 became effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also removed certain leasing transactions from the scope of SFAS No. 157. On January 1, 2008, the Company adopted SFAS No. 157. The Company has financial instruments consisting of investments in securities and interest rate contracts that are required to be measured under SFAS No. 157. The Company currently does not have any non-financial assets or non-financial liabilities that are required to be measured under SFAS No. 157. The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2008.

The Company’s investments in securities, which were valued at approximately $16.2 million at September 30, 2008, are categorized within Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”) that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP No. APB 14-1 requires that the initial debt proceeds from the sale of the Company’s $862.5 million of 2.875% exchangeable senior notes due 2037, $450.0 million of 3.75% exchangeable senior notes due 2036 and $747.5 million of 3.625% exchangeable senior notes due 2014 be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt. The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption dates) as additional non-cash interest expense. Based on the Company’s understanding of the application of FSP No. APB 14-1, this will result in an aggregate of approximately $0.15 – $0.16 per share (net of incremental capitalized interest) of additional non-cash interest expense for fiscal 2008. Excluding the impact of capitalized interest, the additional

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-cash interest expense will be approximately $0.19 – $0.20 per share for fiscal 2008, and this amount (before netting) will increase in subsequent reporting periods through the first optional redemption dates as the debt accretes to its par value over the same period. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. Upon adoption, FSP No. APB 14-1 requires companies to retrospectively apply the requirements of the pronouncement to all periods presented.

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

16. Subsequent Events

On October 10, 2008, the Company used available cash to repay the mortgage loan collateralized by its Bedford Business Park properties located in Bedford, Massachusetts totaling approximately $16.1 million. There was no prepayment penalty associated with the repayment. The mortgage loan bore interest at a fixed rate of 8.60% per annum and was scheduled to mature on December 10, 2008.

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms “BPLP,” “us,” and “our” refer collectively to Boston Properties Limited Partnership, a Delaware limited partnership, and its subsidiaries and its respective predecessor entities, considered a single enterprise.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	the impact of the current credit crisis and global economic slowdown, which is having and may continue to have a negative effect on the following, among other things:

•	the fundamentals of our business, including overall market occupancy and rental rates;

•

the financial condition of our tenants, many of which are financial, legal and other professional firms, our lenders, counterparties to our derivative financial instruments and institutions that hold our cash balances and short-term investments, which may expose us to increased risks of default by these parties;

•

our ability to obtain debt financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities and refinance existing debt and our future interest expense; and

•	the value of our real estate assets, which may limit our ability dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis.

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

The impact of the current state of the economy, including rising unemployment, constrained capital and the deleveraging of the financial system, continues to have a dampening effect on the fundamentals of our business, including overall market occupancy and rental rates. Our core strategy has always been to operate in supply constrained markets with high barriers to entry and to focus on executing long-term leases with financially strong tenants. Historically, this combination has tended to reduce our exposure to down cycles, but if major tenants in our markets come under financial pressure and do not utilize all of their space it will likely lead to increased supply through subletting or tenant defaults and a corresponding reduction in market rental rates.

We are also not immune from the impact of the credit crisis and global economic slowdown on our own tenants, and this was demonstrated during the third quarter by Lehman Brothers’ decision to file for bankruptcy protection and Heller Ehrman LLP’s decision to dissolve. As a result, we established reserves for their related accrued straight-line rent balances of an aggregate of $21.0 million in the third quarter and we have assumed for budgeting purposes that all of the Lehman Brothers and Heller Ehrman space is unoccupied for all of 2009. These two tenants contribute approximately $50 million per year to our revenues. More generally, we are concerned about the financial stress that our tenants face and believe that, in general, demand for office space will decrease due to significant job losses in the financial and professional services industries and that market rents will be under pressure for the foreseeable future.

In addition to the aforementioned tenant concerns, we believe the overall lack of liquidity caused in part by the tightening credit markets presents significant challenges for owners and developers of office buildings like us. We believe office properties that are leased on a long-term basis are best suited to long-term, fixed rate financing. While we successfully completed an offering of $747.5 million of exchangeable senior notes in August 2008, and recently utilized an accordion feature under our Unsecured Line of Credit to increase the lenders’ total commitment under the facility from $605.0 million to $1.0 billion, many of the debt capital markets that real estate companies like us frequently access, such as the unsecured bond market and the convertible debt market, are not currently available to us on terms that we believe are economically attractive. In addition, other capital sources such as the traditional banks, pension funds and life insurance companies are lending fewer dollars, under stricter terms and at greater costs to the borrowers. In light of these constraints, and given the funding needs for our development pipeline, we are actively seeking to bolster our liquidity through additional financings. We believe the quality of our assets and our strong balance sheet align ourselves well with the lenders’ current investment selectivity and should enable us to access the credit markets even in the current difficult environment.

Our focus on acquisition activity has moderated, but we continue to actively monitor the market and seek opportunities to selectively acquire high-quality real estate at attractive returns.

We currently have an active development program of approximately $2.5 billion that is 51% pre-leased to tenants. As of September 30, 2008, we had invested approximately $1.1 billion in these developments and, in addition to anticipated proceeds from existing construction loan facilities, we expect to make additional investments of approximately $1.3 billion over the next four years. We expect to fund this $1.3 billion of investments through a combination of new construction loan facilities, the incurrence of additional secured or unsecured debt, borrowings under our unsecured line of credit and available cash. We believe the successful lease-up and completion of our development pipeline will enhance our long-term return on equity and earnings growth as these developments are placed in-service in 2009, 2010 and 2011. As with all aspects of our business, however, we continue to monitor the impact of the global economic slowdown and may adjust our development plans accordingly. We do not anticipate undertaking any new development projects in the foreseeable future without significant pre-leasing commitments from creditworthy tenants.

In recent years, we have been an active seller of real estate assets, and, although we will consider additional asset sales, we do not expect our sales volume to be comparable to that of prior years and we currently do not have any assets on the market.

Transactions during the three months ended September 30, 2008 included the following:

•

On July 21, 2008, we further increased the lenders’ total commitment under the Unsecured Line of Credit from $923.3 million to $1.0 billion. All other material terms under the facility remain unchanged.

•

On July 31, 2008, we cash-settled at maturity two treasury lock contracts and one forward-starting interest rate swap contract with notional amounts aggregating $100.0 million and made aggregate cash payments to the counterparties totaling approximately $3.9 million. On September 2, 2008, we cash-settled our remaining forward-starting interest rate swap contracts with notional amounts aggregating $100.0 million and made aggregate cash payments to the counterparties totaling approximately $6.0 million. On September 9, 2008, we executed an interest rate lock agreement with lenders at a fixed rate, inclusive of the credit spread, of 6.10% per annum for an eight-year, $375.0 million loan collateralized by our Four Embarcadero Center property located in San Francisco, California. Our interest rate hedging program contemplated a financing with a ten-year term and, as a result, under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, we recognized a net derivative loss of approximately $6.3 million representing the partial ineffectiveness of our interest rate contracts. The expected financing is expected to close in the fourth quarter of 2008. There can be no assurance that the financing will close on the terms currently contemplated or at all.

•

On August 12, 2008, we completed the acquisitions of 540 Madison Avenue and Two Grand Central Tower located in New York City, New York for an aggregate purchase price of approximately $705.0 million, including $309.9 million of assumed indebtedness. On August 13, 2008, we completed the acquisition of 125 West 55th Street also located in New York City, New York for a purchase price of approximately $444.0 million, including $263.5 million of assumed indebtedness. Each acquisition was completed through a joint venture among us, US Real Estate Opportunities I, L.P., which is a partnership managed by Goldman Sachs, and Meraas Capital LLC, a Dubai-based private equity firm. We have a 60% interest in each venture and provide customary property management and leasing services for the ventures. The acquisitions were financed with cash contributions from the ventures’ partners aggregating approximately $575.6 million and the assumption of approximately $573.4 million of secured and mezzanine loans. The debt that was assumed as part of the transactions consists of the following:

•	540 Madison Avenue—two secured loans having an aggregate principal amount of $119.9 million and a weighted-average fixed interest rate of 5.20% per annum, each of which matures in July 2013;

•	Two Grand Central Tower—a $190.0 million secured loan having a fixed interest rate of 5.10% per annum, which matures in July 2010; and

•	125 West 55th Street—$263.5 million of secured and mezzanine loans having a weighted-average fixed interest rate of 6.25% per annum, all of which mature in March 2010.

•

On August 19, 2008, we completed an offering of $747.5 million in aggregate principal amount (including $97.5 million as a result of the exercise by the initial purchasers of their over-allotment option) of our 3.625% exchangeable senior notes due 2014. The notes were priced at 99.0% of their face amount, resulting in aggregate net proceeds to us, after deducting the initial purchasers’ discounts and offering expenses, of approximately $731.6 million, resulting in an effective interest rate of approximately 4.057% per annum. The notes mature on February 15, 2014, unless earlier repurchased, exchanged or redeemed. The notes may be exchanged prior to the close of business on the scheduled trading day immediately preceding January 1, 2014 into cash and, at our option, shares of Boston Properties, Inc’s common stock at an initial exchange rate of 8.5051 shares per $1,000 principal amount of notes (or an initial exchange price of approximately $117.58 per share of Boston Properties, Inc’s common stock). The notes were issued in an offering exempt from registration under the Securities Act of 1933. In addition, in connection with the offering, we entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the Notes. The capped call transactions are expected to have the effect of increasing the effective exchange price to us of the Notes from $117.58 to approximately $137.17 per share of Boston Properties, Inc.’s common stock, representing an overall effective premium of approximately 40% over the closing price of $97.98 per share of Boston Properties, Inc’s common stock on August 13, 2008. The net cost of the capped call transactions was approximately $44.4 million. (See Note 6 to the Consolidated Financial Statements.)

•

On September 10, 2008, we used available cash to repay the mortgage loan collateralized by our One and Two Embarcadero Center properties located in San Francisco, California totaling approximately $274.8 million. There was no prepayment penalty associated with the repayment. The mortgage loan bore interest at a fixed rate of 6.74% per annum and was scheduled to mature on December 10, 2008.

•

On September 26, 2008, we acquired from National Public Radio (“NPR”) its headquarters building at 635 Massachusetts Avenue (the “NPR Building”) comprised of approximately 211,000 net rentable square feet located in Washington, DC for a purchase price of approximately $119.5 million in cash. In addition, we entered into a development management agreement pursuant to which we will act as development manager for NPR’s new headquarters building on NPR-owned land at 1111 North Capitol Street in Washington, DC. We have entered into a lease for the NPR Building for a five-year term at the conclusion of which NPR will occupy its new headquarters. Following the expiration of the lease with NPR, we expect to redevelop the NPR Building site into a Class A office property comprised of approximately 450,000 net rentable square feet.

•

During the quarter ended September 30, 2008, we recognized reserves for the full amount of the accrued straight-line rent balances associated with our leases in New York City with Lehman Brothers Inc. and the law firm of Heller Ehrman LLP, totaling approximately $13.2 million and $7.8 million, respectively. For discussion of our revenue recognition policy, refer to page 39.

Transactions completed subsequent to September 30, 2008:

•

On October 10, 2008, we used available cash to repay the mortgage loan collateralized by our Bedford Business Park properties located in Bedford, Massachusetts totaling approximately $16.1 million. There was no prepayment penalty associated with the repayment. The mortgage loan bore interest at a fixed rate of 8.60% per annum and was scheduled to mature on December 10, 2008.

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

SFAS No. 144 requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by Boston Properties, Inc’s Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that the property sale within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets.

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

Revenue Recognition

Contractual rental revenue is reported on a straight-line basis over the terms of our respective leases. In accordance with SFAS No. 141, we recognize rental revenue of acquired in-place “above-” and “below-market” leases at their fair values over the terms of the respective leases. Accrued rental income as reported on the Consolidated Balance Sheets represents rental income recognized in excess of rent payments actually received pursuant to the terms of the individual lease agreements.

For the three and nine months ended September 30, 2008, we recorded $1.5 million and $4.1 million, respectively, of rental revenue representing the adjustments of rents from “above” and “below” market leases in accordance with SFAS No. 141. For the three and nine months ended September 30, 2008, the impact of the straight-line rent adjustment was approximately a $10.2 million decrease in rental revenue and an approximately

$13.5 million increase in rental revenue, respectively. The straight-line adjustment for these periods included an approximately $21.0 million decrease due to the establishment of reserves for the full amount of the accrued straight-line rent balances associated with our leases in New York City with Lehman Brothers Inc. and the law firm of Heller Ehrman LLP. Amounts exclude SFAS No. 141 and straight-line income from unconsolidated joint ventures, which is disclosed in Note 4 of the Consolidated Financial Statements.

Our leasing strategy is generally to secure creditworthy tenants that meet our underwriting guidelines. Furthermore, following the initiation of a lease, we continue to actively monitor the tenant’s creditworthiness to ensure that all tenant related assets are recorded at their realizable value. When assessing tenant credit quality, we:

•	review relevant financial information, including:

•	financial ratios;

•	net worth;

•	revenue;

•	cash flow;

•	leverage;

•	liquidity;

•	evaluate the depth and experience of the tenant’s management team; and

•	assess the strength/growth of the tenant’s industry.

As a result of the underwriting process, tenants are then categorized into one of three categories:

(1)	low risk tenants;

(2)	the tenant’s credit is such that we require collateral, in which case we:

•	require a security deposit; and/or

•	reduce upfront tenant improvement investments; or

(3)	the tenant’s credit is below our acceptable parameters.

We consistently monitor the credit quality of our tenant base. We provide an allowance for doubtful accounts arising from estimated losses that could result from the tenant’s inability to make required current rent payments and an allowance against accrued rental income for future potential losses that we deem to be unrecoverable over the term of the lease.

Tenant receivables are assigned a credit rating of 1 through 4. A rating of 1 represents the highest possible rating and no allowance is recorded. A rating of 4 represents the lowest credit rating, in which case we record a full reserve against the receivable balance. Among the factors considered in determining the credit rating include:

•	payment history;

•	credit status and change in status (credit ratings for public companies are used as a primary metric);

•	change in tenant space needs (i.e., expansion/downsize);

•	tenant financial performance;

•	economic conditions in a specific geographic region; and

•	industry specific credit considerations.

If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 7.2 years as of September 30, 2008. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and frequent monitoring of our portfolio to identify potential problem tenants.

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

Derivative Instruments and Hedging Activities

Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the consolidated statements of operations as a component of net income or as a component of comprehensive income and as a component of equity on the consolidated balance sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could materially affect expenses, net income and equity.

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the three and nine months ended September 30, 2008 and 2007.

At September 30, 2008 and September 30, 2007, we owned or had interests in a portfolio of 146 and 138 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio are necessarily meaningful. Therefore, the comparison of operating results for the three and nine months ended September 30, 2008 and 2007 show separately the changes attributable to the properties that were owned by us throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in Properties Acquired, Sold, and Placed In-Service.

In our analysis of operating results, particularly to make comparisons of net operating income between periods meaningful, it is important to provide information for properties that were in-service and owned by us throughout each period presented. We refer to properties acquired or placed in-service prior to the beginning of the earliest period presented and owned by us through the end of the latest period presented as our Same Property Portfolio. The Same Property Portfolio therefore excludes properties placed in-service or acquired after the beginning of the earliest period presented or disposed of prior to the end of the latest period presented.

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

Comparison of the nine months ended September 30, 2008 to the nine months ended September 30, 2007.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 114 properties totaling approximately 29.1 million net rentable square feet of space. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2007 and owned through September 30, 2008. In addition, the Same Property Portfolio includes our Cambridge Center Marriott hotel property, but does not include the Long Wharf Marriott hotel property, which was sold on March 23, 2007. The Total Property Portfolio includes the effects of the other properties either placed in-service, or acquired after January 1, 2007 or disposed of on or prior to September 30, 2008. There were no properties that were repositioned after January 1, 2007. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the nine months ended September 30, 2008 and 2007 with respect to the properties which were acquired, placed in-service or sold.

	Same Property Portfolio				Properties Sold		Properties Acquired		Properties Placed In-Service		Total Property Portfolio
	2008	2007	Increase/ (Decrease)	% Change	2008	2007	2008	2007	2008	2007	2008	2007	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue:
Rental Revenue	$985,029	$959,364	$25,665	2.68%	$90	$21,787	$13,570	$8,109	$30,395	$—	$1,029,084	$989,260	$39,824	4.03%
Termination Income	4,729	4,101	628	15.31%	—	—	—	—	—	—	4,729	4,101	628	15.31%

Total Rental Revenue	989,758	963,465	26,293	2.73%	90	21,787	13,570	8,109	30,395	—	1,033,813	993,361	40,452	4.07%

Real Estate Operating Expenses	352,827	331,029	21,798	6.58%	46	5,889	4,492	2,457	7,186	—	364,551	339,375	25,176	7.42%

Net Operating Income, excluding hotels	636,931	632,436	4,495	0.71%	44	15,898	9,078	5,652	23,209	—	669,262	653,986	15,276	2.34%

Hotel Net Operating Income(1)	6,050	5,984	66	1.10%	—	—	—	—	—	—	6,050	5,984	66	1.10%

Consolidated Net Operating Income(1)	642,981	638,420	4,561	0.71%	44	15,898	9,078	5,652	23,209	—	675,312	659,970	15,342	2.32%

Other Revenue:
Development and Management Services											21,494	15,175	6,319	41.64%
Interest and Other											16,106	68,274	(52,168)	(76.41)%

Total Other Revenue											37,600	83,449	(45,849)	(54.94)%
Other Expenses:
General and administrative expense											55,813	53,288	2,525	4.74%
Interest Expense											200,711	217,598	(16,887)	(7.76)%
Depreciation and amortization	205,131	200,401	4,730	2.36%	—	2,767	6,953	5,656	6,324	—	218,408	208,824	9,584	4.59%
Net derivative losses											9,849	—	9,849	100.00%
Losses from early extinguishments of debt											—	3,417	(3,417)	(100.00)%

Total Other Expenses	205,131	200,401	4,730	2.36%	—	2,767	6,953	5,656	6,324	—	484,781	483,127	1,654	0.34%

Income before minority interests	$437,850	$438,019	$(169)	(0.04)%	$44	$13,131	$2,125	$(4)	$16,885	$—	$228,131	$260,292	$(32,161)	(12.36)%
Income from unconsolidated joint ventures	$3,874	$4,346	$(472)	(10.86)%	$—	$15,296	$1,667	$(19)	$—	$—	5,541	19,623	(14,082)	(71.76)%
Income from discontinued operations						$6,264					—	6,264	(6,264)	(100.00)%
Minority interests in property partnerships											(1,570)	—	(1,570)	(100.00)%
Gains on sales of real estate											31,394	957,406	(926,012)	(96.72)%
Gains on Sales of real estate from discontinued operations											—	208,724	(208,724)	(100.00)%
Preferred distributions and allocation of undistributed earnings											(3,151)	(15,070)	11,919	79.09%

Net income available to common unitholders											$260,345	$1,437,239	$(1,176,894)	(81.89)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 42. Hotel Net Operating Income for the nine months ended September 30, 2008 and 2007 are comprised of Hotel Revenue of $24,714 and $24,690 less Hotel Expenses of $18,664 and $18,706 respectively per the Consolidated Statement of Operations.

Rental Revenue

The increase of approximately $39.8 million in the Total Property Portfolio Rental Revenue is comprised of increases and decreases within the four categories that comprise our Total Property Portfolio. Rental revenue from the Same Property Portfolio increased approximately $25.7 million, Properties Sold decreased approximately $21.7 million, Properties Acquired increased approximately $5.4 million and Properties Placed In-Service increased approximately $30.4 million.

Rental revenue from the Same Property Portfolio increased approximately $25.7 million for the nine months ended September 30, 2008 compared to 2007. Included in same store rental revenue is an overall increase in contractual rental revenue of approximately $37.9 million offset by a decrease of approximately $29.3 million in straight-line rent. An aggregate of $21.0 million of the decrease in straight-line rent is due to the establishment of reserves for the full amount of the accrued straight-line rent balances associated with our leases in New York City with Lehman Brothers, Inc. and the law firm of Heller Ehrman LLP. Approximately $15.3 million of the increase from the Same Property Portfolio was due to an increase in recoveries from tenants which correlates with the increase in operating expenses. The remaining $1.8 million increase relates to parking and other income. We expect rental revenue from straight-line rents to be between $9 million and $10 million and between $28 million and $30 million for 2009. We also expect to see a decrease for the remainder of 2008 in rental revenue related to Lehman Brothers, Inc.’s bankruptcy and the dissolution of Heller Ehrman LLP. Lehman Brothers, Inc. pays us approximately $43 million annually and, given that they filed for bankruptcy protection, we expect that the lease will be rejected and the space will be unoccupied throughout 2009. Heller Ehrman LLP pays us approximately $7.7 million annually and we are currently negotiating a termination agreement for this lease.

The acquisitions of Kingstowne Towne Center, North First Business Park, 103 Fourth Avenue, 6601 & 6605 Springfield Center Drive and Springfield Metro Center during 2007 and 635 Massachusetts Avenue during 2008 increased rental revenue from Properties Acquired by approximately $5.4 million for the nine months ended September 30, 2008 as detailed below:

Property	Date Acquired	Rental Revenue for the nine months ended September 30,
		2008	2007	Change
		(in thousands)
Kingstowne Towne Center	March 30, 2007	$10,724	$7,011	$3,713
North First Business Park	December 13, 2007	1,888	—	1,888
103 Fourth Avenue	January 29, 2007	587	528	59
6601 & 6605 Springfield Center Drive	January 18, 2007	276	570	(294)
Springfield Metro Center	April 11, 2007	—	—	—
635 Massachusetts Avenue	September 26, 2008	95	—	95

Total		$13,570	$8,109	$5,461

The increase in rental revenue from Properties Placed In-Service relates to fully placing in-service our 505 9th Street development project in the first quarter of 2008, partially placing in-service the 77 CityPoint and South of Market development projects during the first quarter of 2008, and partially placing in-service the One Preserve Parkway development project during the second quarter of 2008. Rental Revenue from Properties Placed In-Service increased approximately $30.4 million, as detailed below:

Property	Date Placed In-Service	Rental Revenue for the nine months ended September 30,
		2008	2007	Change
		(in thousands)
505 9th Street	First Quarter, 2008	$14,769	$—	$14,769
South Of Market	First Quarter, 2008	13,875	—	13,875
77 CityPoint	First Quarter, 2008	1,046	—	1,046
One Preserve Parkway	Second Quarter, 2008	705	—	705

Total		$30,395	$—	$30,395

The aggregate increase in rental revenue was offset by the sales of Democracy Center in August 2007 and 5 Times Square in February 2007 and the transfer of Mountain View Research Park and Mountain View Technology Park to the Value-Added Fund in January 2008. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for each property and our continued ownership interest in Mountain View Research Park and Mountain View Technology Park. Rental Revenue from Properties Sold decreased by approximately $21.7 million, as detailed below:

Property	Date Sold	Rental Revenue for the nine months ended September 30,
		2008	2007	Change
		(in thousands)
Mountain View Properties	January 7, 2008	$90	$—	$90
5 Times Square	February 15, 2007	—	9,771	(9,771)
Democracy Center	August 7, 2007	—	12,016	(12,016)

Total		$90	$21,787	$(21,697)

Termination Income

Termination income for the nine months ended September 30, 2008 totaled approximately $4.7 million and was related to thirteen tenants across the Total Property Portfolio that terminated their leases. This compared to termination income of approximately $4.1 million for the nine months ended September 30, 2007 related to thirteen tenants. We are currently negotiating a termination agreement with Heller Ehrman LLP and have assumed that we will record rental and termination income of approximately $6 million in the fourth quarter of 2008. In addition, we currently anticipate realizing termination income of approximately $1 million per quarter in 2009.

Real Estate Operating Expenses

The $25.2 million increase in property operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Total Property Portfolio is comprised of increases and decreases within the four categories that comprise our Total Property Portfolio. Operating expenses for the Same Property Portfolio increased approximately $21.8 million, Properties Sold decreased approximately $5.8 million, Properties Acquired increased approximately $2.0 million and Properties Placed In-Serviced increased approximately $7.2 million.

Operating expenses from the Same Property Portfolio increased approximately $21.8 million for the nine months ended September 30, 2008 compared to 2007. Included in Same Property Portfolio operating expenses is an increase in real estate taxes of approximately $10.9 million, or 8.0%, as well as, utility expense of approximately $5.4 million, or 8.0%. The remaining increase of approximately $5.5 million is related to repairs and maintenance and other property-related expenses.

The acquisitions of Kingstowne Towne Center, North First Business Park, 103 Fourth Avenue, 6601 & 6605 Springfield Center Drive and Springfield Metro Center during 2007 and 635 Massachusetts Avenue during 2008 increased operating expenses from Properties Acquired by approximately $2.0 million for the nine months ended September 30, 2008 as detailed below:

Property	Date Acquired	Real Estate Operating Expenses for the nine months ended September 30,
		2008	2007	Change
		(in thousands)
Kingstowne Towne Center	March 30, 2007	$2,873	$1,818	$1,055
North First Business Park	December 13, 2007	790	—	790
103 Fourth Avenue	January 29, 2007	474	448	26
6601 & 6605 Springfield Center Drive	January 18, 2007	184	133	51
Springfield Metro Center	April 11, 2007	141	58	83
635 Massachusetts Avenue	September 26, 2008	30	—	30

Total		$4,492	$2,457	$2,035

The increase in operating expenses from Properties Placed In-Service relates to fully placing in-service our 505 9th Street development project in the first quarter of 2008, partially placing in-service the 77 CityPoint and South of Market development projects during the first quarter of 2008, and partially placing in-service the One Preserve Parkway development project during the second quarter of 2008. Operating Expenses from Properties Placed In-Service increased approximately $7.2 million, as detailed below:

Property	Date Placed In-Service	Real Estate Operating Expenses for the nine months ended September 30,
		2008	2007	Change
		(in thousands)
505 9th Street	First Quarter, 2008	$4,032	$—	$4,032
South Of Market	First Quarter, 2008	2,340	—	2,340
77 CityPoint	First Quarter, 2008	504	—	504
One Preserve Parkway	Second Quarter, 2008	310	—	310

Total		$7,186	$—	$7,186

A decrease of approximately $5.8 million in the Total Property Portfolio operating expenses was due to the sales of Democracy Center in August 2007 and 5 Times Square in February 2007 and the transfer of Mountain View Research Park and Mountain View Technology Park to the Value-Added Fund in January 2008, as detailed below. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for each property and our continued ownership interest in Mountain View Research Park and Mountain View Technology Park.

Property	Date Sold	Real Estate Operating Expenses for the nine months ended September 30,
		2008	2007	Change
		(in thousands)
Mountain View Properties	January 7, 2008	$46	$—	$46
Democracy Center	August 7, 2007	—	4,202	(4,202)
5 Times Square	February 15, 2007	—	1,687	(1,687)

Total		$46	$5,889	$(5,843)

We continue to review and monitor the impact of rising insurance, labor and energy costs, as well as other factors, on our operating budgets for fiscal year 2009. Because some operating expenses are not recoverable from tenants, an increase in operating expenses due to one or more of the foregoing factors could have an adverse effect on our results of operations.

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property increased by approximately $66,000 for the nine months ended September 30, 2008 as compared to 2007. For the nine months ended September 30, 2007, the operations of the Long Wharf Marriott have been included as part of discontinued operations due to its sale on March 23, 2007.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the nine months ended September 30, 2008 and 2007.

	2008	2007	Percentage Change
Occupancy	79.1%	78.4%	0.9%
Average daily rate	$209.79	$202.76	3.5%
Revenue per available room, REVPAR	$167.61	$158.86	5.5%

Development and Management Services

Development and management services income increased approximately $6.3 million for the nine months ended September 30, 2008 compared to 2007. The increase is primarily attributed to $2 million of acquisition fees and approximately $1.2 million of ongoing management fees from our joint ventures that acquired the General Motors Building, 540 Madison Avenue, Two Grand Central Tower and 125 West 55th Street in New York City, as well as higher fee income due to a leasing commission earned under our management contract with the buyer of 280 Park Avenue and greater tenant service income in New York City, higher fees related to progress at two of our joint venture development projects, construction management fees related to tenant improvements completed in the portfolio, and development fees for our 20 F Street third-party development project. We currently anticipate realizing approximately $8.5-$9.0 million in development and management services income for the fourth quarter 2008 and $28 million to $30 million in 2009.

Interest and Other Income

Interest and other income decreased approximately $52.2 million for the nine months ended September 30, 2008 compared to 2007 as a result of lower overall interest rates and decreased average cash balances. The approximate average cash balances for the nine months ended September 30, 2008 and September 30, 2007 were $530.0 million and $1.7 billion, respectively. In addition, the average interest rate for the nine months ended September 30, 2008 compared to September 30, 2007 decreased by approximately 2.60%.

Other Expenses

General and Administrative

General and administrative expenses increased approximately $2.5 million for the nine months ended September 30, 2008 compared to 2007. During the nine months ended September 30, 2008, we recognized additional expense related to abandoned project costs of approximately $1.4 million. The remaining increase is primarily due to compensation expense associated with the 2008 OPP Awards, which was approximately $3.5 million, and higher legal and accounting expenses. The increase would have been greater had it not been for lower than projected payroll taxes due to reduced stock option activity. In addition, due to the negative results in the broad equity market we also experienced a reduction in value in our deferred compensation plan which reduced general and administrative expense, although such amount was offset by a corresponding equivalent reduction in interest income. We anticipate our general and administrative expenses to be approximately $18.5 million for the remainder of 2008 and between $74 million and $77 million in 2009.

On January 24, 2008, the compensation committee of the Board of Directors of Boston Properties, Inc. approved outperformance awards under the 1997 Plan to our officers and employees. These awards (the “2008 OPP Awards”) are part of a new broad-based long-term incentive compensation program designed to provide our management team at several levels within the organization with the potential to earn equity awards subject to “outperforming” and creating shareholder value in a pay-for-performance structure. 2008 OPP Awards utilize total return to shareholders (“TRS”) over a three-year measurement period as the performance metric and include two years of time-based vesting after the end of the performance measurement period (subject to acceleration in certain events) as a retention tool. Recipients of 2008 OPP Awards will share in an outperformance pool if our TRS, including both share appreciation and dividends, exceeds absolute and relative hurdles over a three-year measurement period from February 5, 2008 to February 5, 2011, based on the average closing price of a share of Boston Properties, Inc.’s common stock of $92.8240 for the five trading days prior to and including February 5, 2008. The aggregate reward that recipients of all 2008 OPP Awards can earn, as measured by the outperformance pool, is subject to a maximum cap of $110 million, although only awards for an aggregate of up to approximately $104.8 million have been granted to date. The balance remains available for future grants. Under Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment,” the 2008 OPP Awards have an aggregate value of approximately $19.7 million, which amount will generally be amortized into earnings over the five-year plan period (although awards for retirement-eligible employees will be amortized over a three-year period). Because the 2008 OPP Awards require Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, we will exclude all contingently issuable units from the diluted EPS calculation. (See Note 11 to the Consolidated Financial Statements.) Compensation expense associated with the 2008 OPP Awards was approximately $3.5 million for the nine months ended September 30, 2008.

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

Interest Expense

Interest expense for the Total Property Portfolio decreased approximately $16.9 million for the nine months ended September 30, 2008 compared to 2007. The decrease is primarily due to (1) the repayment of outstanding mortgage debt in connection with the sale of Democracy Center in August 2007, which decreased interest expense by $4.1 million, (2) the repayment of our mortgages for the Prudential Center, Reston Corporate Center, 504, 506, 508 and 510 Carnegie Center and Embarcadero Center One, Two and Four, which decreased interest expense by an aggregate of approximately $19.9 million, and (3) an increase in capitalized interest costs which decreased interest expense by approximately $9.9 million. These decreases were offset by (1) an increase of approximately $3.5 million related to interest incurred on the $747.5 million unsecured exchangeable senior notes issued by us in the third quarter of 2008 at an effective per annum interest rate of 4.057%, (2) an increase of approximately $2.8 million related to interest incurred on the $862.5 million unsecured exchangeable senior notes issued by us in the first quarter of 2007 at an effective per annum interest rate of 3.462%, (3) an increase of approximately $10.6 million related to the acquisition of Kingstowne Towne Center on March 30, 2007 and the consolidation of our 505 9th Street joint venture property due to the involvement we now have because the property is operating and the partial placement in-service of our South of Market development project, (4) a net increase of approximately $1.8 million related to the refinancing of 599 Lexington Avenue with a new mortgage of approximately $750 million, the net proceeds from which were used to repay the $225 million draw on our Unsecured Line of Credit and to repay the mortgage loan collateralized by Times Square Tower, and (5) an increase of approximately $1.0 million related to the borrowings under the Unsecured Line of Credit. The remaining decrease is attributed to scheduled loan amortization on our outstanding debt.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”). This pronouncement and the estimated effect that it will have on interest expense is discussed in “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Newly Issued Accounting Standards.”

At September 30, 2008, our variable rate debt consisted of our construction loans at South of Market, Democracy Tower (formerly South of Market Phase II) and Wisconsin Place Office construction projects, as well as our borrowings under our Unsecured Line of Credit. The following summarizes our outstanding consolidated debt as of September 30, 2008 and September 30, 2007:

	September 30,
	2008	2007
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$5,532,609	$5,312,562
Variable rate	578,854	96,706

Total	$6,111,463	$5,409,268

Percent of total debt:
Fixed rate	90.53%	98.21%
Variable rate	9.47%	1.79%

Total	100.00%	100.00%

GAAP weighted-average interest rate at end of period:
Fixed rate	5.26%	5.60%
Variable rate	4.80%	6.91%

Total	5.21%	5.62%

For discussion of the New York City joint venture property acquisitions and related financial information, refer to page 60 and Note 4 of the Consolidated Financial Statements.

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio increased approximately $9.6 million for the nine months ended September 30, 2008 compared to 2007. Approximately $4.7 million related to an increase in the Same Property Portfolio and approximately $1.4 million related to acquisition activity. An increase of approximately $6.3 million was attributed to Properties Placed In-Service. These increases were offset by a decrease of approximately $2.8 million due to the sale of Democracy Center in August 2007 and 5 Times Square in February 2007.

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the nine months ended September 30, 2008 and 2007 were $9.2 million and $7.7 million, respectively. These costs are not included in the general and administrative expenses discussed above. We expect capitalized wages to slightly increase with our increased development activity into 2009. Interest capitalized for the nine months ended September 30, 2008 and 2007 was $30.5 million and $20.6 million, respectively. These costs are not included in the interest expense referenced above.

Net derivative losses

During the nine months ended September 30, 2008, we modified the estimated dates with respect to our anticipated financings under our interest rate hedging program. As a result, we recognized a net derivative loss of approximately $3.2 million representing the partial ineffectiveness of the interest rate contracts. In addition, on September 9, 2008, we executed an interest rate lock agreement with lenders at an all-in fixed rate, inclusive of the credit spread, of 6.10% per annum for an eight-year, $375.0 million loan collateralized by our Four Embarcadero Center property located in San Francisco, California. Our interest rate hedging program contemplated a financing with a ten-year term and, as a result, under SFAS No. 133, we recognized a net derivative loss of approximately $6.6 million representing the partial ineffectiveness of our interest rate contracts.

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

Income from Unconsolidated Joint Ventures

For the nine months ended September 30, 2008, income from unconsolidated joint ventures decreased by approximately $14.1 million compared to September 30, 2007. On June 1, 2007, the Value-Added Fund sold Worldgate Plaza located in Herndon, Virginia for approximately $109.0 million. Worldgate Plaza is an office complex consisting of approximately 322,000 net rentable square feet. Net cash proceeds totaled approximately $50.5 million, of which our share was approximately $20.3 million, after the repayment of the mortgage indebtedness of $57.0 million. Our share of the gain that is included as income in joint ventures was approximately $15.5 million. This amount reflects the achievement of certain return thresholds as provided for in the joint venture agreement.

On June 9, 2008, we completed the acquisition of the General Motors Building for a purchase price of approximately $2.8 billion. On August 12, 2008, we completed the acquisitions of 540 Madison Avenue and Two Grand Central Tower located in New York City, New York for an aggregate purchase price of approximately $705.0 million. On August 13, 2008, we completed the acquisition of 125 West 55th Street located in New York City, New York for an aggregate price of $444.0 million. Each acquisition was completed through a joint venture among us, US Real Estate Opportunities I, L.P., which is a partnership managed by Goldman Sachs, and Meraas Capital LLC, a Dubai-based private equity firm. We have a 60% interest in the venture and provide customary property management and leasing services for the venture. For discussion of the New York City joint venture property acquisitions and related financial information, refer to page 60 and Note 4 of the Consolidated Financial Statements.

Minority interests in property partnerships

Minority interests in property partnerships for the nine months ended September 30, 2008 consists of the outside equity owners’ interests in the income from our 505 9th Street property as well as our Wisconsin Place Office property.

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

Pursuant to the purchase and sale agreement related to the sale of 280 Park Avenue, we entered into a master lease agreement with the buyer at closing. Under the master lease agreement, we guaranteed that the buyer will receive at least a minimum amount of base rent from approximately 74,340 square feet of space during the ten-year period following the expiration of the leases for this space. The leases for this space expired at various times between June 2006 and October 2007. The aggregate amount of base rent we guaranteed over the entire period from 2006 to 2017 is approximately $67.3 million. During the nine months ended September 30, 2008 and 2007, we signed new qualifying leases for approximately 17,454 and 22,250 net rentable square feet of the remaining master lease obligation, resulting in the recognition of approximately $23.4 million and $18.0 million of additional gain on sale of real estate, respectively. As of September 30, 2008, the remaining master lease obligation totaled approximately $1.3 million.

On August 7, 2007, we sold Democracy Center in Bethesda, Maryland, for approximately $280.5 million. Net cash proceeds totaled approximately $184.5 million, after the repayment of the mortgage indebtedness of approximately $94.6 million and closing costs of approximately $1.4 million, resulting in a gain on sale of approximately $203.2 million. Due to our continuing involvement through an agreement with the buyer to mange the property for a fee after the sale, this property has not been categorized as discontinued operations.

On April 14, 2008, we sold a parcel of land located in Washington, D.C. for approximately $33.7 million. We had previously entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet. Due to our involvement in the construction of the project, the gain on sale estimated to total $23.4 million has been deferred and will be recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs. As a result, we recognized a gain on sale during the nine months ended September 30, 2008 of approximately $8.0 million.

Income from discontinued operations

For the nine months ended September 30, 2007, Orbital Sciences Campus, Broad Run Business Park, Building E, Newport Office Park and Long Wharf Marriott were included as part of income from discontinued operations.

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

Preferred distributions and allocation of undistributed earnings

Preferred distributions and allocation of undisturbed earnings decreased by $11.2 million for the nine months ended September 30, 2008 due to a decrease in the underlying income that needs to be allocated.

Comparison of the three months ended September 30, 2008 to the three months ended September 30, 2007.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 120 properties totaling approximately 29.5 million net rentable square feet of space. The Same Property Portfolio includes properties acquired or placed in-service on or prior to July 1, 2007 and owned through September 30, 2008. The Total Property Portfolio includes the effects of the other properties either placed in-service or acquired after July 1, 2007 or disposed of on or prior to September 30, 2008. There were no properties that were repositioned after July 1, 2007. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended September 30, 2008 and 2007 with respect to the properties which were acquired, placed in-service or sold.

	Same Property Portfolio				Properties Sold		Properties Acquired		Properties Placed In-Service		Total Property Portfolio
	2008	2007	Increase/ (Decrease)	% Change	2008	2007	2008	2007	2008	2007	2008	2007	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue:
Rental Revenue	$325,004	$326,851	$(1,847)	(0.57)%	$—	$1,946	$740	$—	$11,704	$—	$337,448	$328,797	$8,651	2.63%
Termination Income	1,349	742	607	81.81%	—	—	—	—	—	—	1,349	742	607	81.81%

Total Rental Revenue	326,353	327,593	(1,240)	(0.38)%	—	1,946	740	—	11,704	—	338,797	329,539	9,258	2.81%

Real Estate Operating Expenses	124,556	112,752	11,804	10.47%	—	754	281	—	2,878	—	127,715	113,506	14,209	12.52%

Net Operating Income, excluding hotels	201,797	214,841	(13,044)	(6.07)%	—	1,192	459	—	8,826	—	211,082	216,033	(4,951)	(2.29)%

Hotel Net Operating Income(1)	2,164	2,371	(207)	(8.73)%	—	—	—	—	—	—	2,164	2,371	(207)	(8.73)%

Consolidated Net Operating Income(1)	203,961	217,212	(13,251)	(6.10)%	—	1,192	459	—	8,826	—	213,246	218,404	(5,158)	(2.36)%

Other Revenue:
Development and Management Services											9,557	5,318	4,239	79.71%
Interest and Other											212	25,081	(24,869)	(99.15)%

Total Other Revenue											9,769	30,399	(20,630)	(67.86)%
Other Expenses:
General and administrative expense											18,758	20,189	(1,431)	(7.09)%
Interest expense											68,308	69,929	(1,621)	(2.32)%
Depreciation and amortization	70,116	68,947	1,169	1.70%	—	—	640	—	2,556	—	73,312	68,947	4,365	6.33%
Net derivative losses											6,318	—	6,318	100.00%
Losses from early extinguishments of debt											—	2,695	(2,695)	(100.00)%

Total Other Expenses	70,116	68,947	1,169	1.70%	—	—	640	—	2,556	—	166,696	161,760	4,936	3.05%

Income before minority interests	$133,845	$148,265	$(14,420)	(9.73)%	$—	$1,192	$(181)	$—	$6,270	$—	$56,319	$87,043	$(30,724)	(35.30)%
Income from unconsolidated joint ventures	$1,007	$1,469	$(462)	(31.45)%	$—	$(76)	$1,637	$(3)	$—	$—	2,644	1,390	1,254	90.22%
Income from discontinued operations	$—	$—	$—	—	$—	$1,589	$—	$—	$—	$—	—	1,589	(1,589)	(100.00)%
Minority interests in property partnerships											(525)	—	(525)	(100.00)%
Gains on sales of real estate											1,753	203,190	(201,437)	(99.14)%
Preferred distributions and allocation of undistributed earnings											(1,053)	(3,489)	2,436	69.82%

Net Income available to common unitholders											$59,138	$289,723	$(230,585)	(79.59)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 42. Hotel Net Operating Income for the three months ended September 30, 2008 and 2007 are comprised of Hotel Revenue of $8,482 and $8,646 less Hotel Expenses of $6,318 and $6,275 respectively per the Consolidated Statement of Operations.

Rental Revenue

The increase of approximately $8.7 million in the Total Property Portfolio Rental Revenue is comprised of increases and decreases within the four categories that comprise our Total Property Portfolio. Rental revenue from the Same Property Portfolio decreased approximately $1.8 million, Properties Sold decreased approximately $1.9 million, Properties Acquired increased approximately $0.7 million and Properties Placed In-Service increased approximately $11.7 million.

Rental revenue from the Same Property Portfolio decreased approximately $1.8 million for the three months ended September 30, 2008 compared to 2007. Included in same store rental revenue is an overall increase in contractual rental revenue of approximately $11.4 million offset by a decrease of approximately $22.7 million in straight-line rent. The decrease in straight-line rent is primarily due to the establishment of reserves for the full amount of the accrued straight-line rent balances associated with our leases in New York City with Lehman Brothers, Inc. and the law firm of Heller Ehrman LLP, totaling approximately $21.0 million. Approximately $9.4 million of the increase from the Same Property Portfolio was due to an increase in recoveries from tenants which correlates with the increase in operating expenses. The remaining $0.1 million increase relates to parking and other income.

The acquisition of North First Business Park during 2007 and 635 Massachusetts Avenue during 2008 increased rental revenue from Properties Acquired by approximately $0.7 million for the three months ended September 30, 2008 as detailed below:

Property	Date Acquired	Rental Revenue for the three months ended September 30,
		2008	2007	Change
		(in thousands)
North First Business Park	December 13, 2007	$645	$—	$645
635 Massachusetts Avenue	September 26, 2008	95	—	95

Total		$740	$—	$740

The increase in rental revenue from Properties Placed In-Service relates to fully placing in-service our 505 9th Street development project in the first quarter of 2008, partially placing in-service the 77 CityPoint and South of Market development projects during the first quarter of 2008, and partially placing in-service the One Preserve Parkway development project during the second quarter of 2008. Rental Revenue from Properties Placed In-Service increased approximately $11.7 million, as detailed below:

Property	Date Placed In-Service	Rental Revenue for the three months ended September 30,
		2008	2007	Change
		(in thousands)
505 9th Street	First Quarter, 2008	$5,257	$—	$5,257
South Of Market	First Quarter, 2008	5,685	—	5,685
77 CityPoint	First Quarter, 2008	417	—	417
One Preserve Parkway	Second Quarter, 2008	345	—	345

Total		$11,704	$—	$11,704

The aggregate increase in rental revenue was offset by the sale of Democracy Center in August 2007. This property has not been classified as discontinued operations due to our continuing involvement as the property manager. Rental Revenue from this property for the three months ended September 30, 2007 was $1.9 million.

Termination Income

Termination income for the three months ended September 30, 2008 was related to four tenants across the Total Property Portfolio that terminated their leases and we recognized termination income totaling approximately $1.3 million. This compared to termination income of approximately $0.7 million for the three months ended September 30, 2007 related to six tenants.

Real Estate Operating Expenses

The $14.2 million increase in property operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Total Property Portfolio is comprised of increases and decreases within the four categories that comprise our Total Property Portfolio. Operating expenses for the Same Property Portfolio increased approximately $11.8 million, Properties Sold decreased approximately $0.8 million, Properties Acquired increased approximately $0.3 million and Properties Placed In-Serviced increased approximately $2.9 million.

Operating expenses from the Same Property Portfolio increased approximately $11.8 million for the three months ended September 30, 2008 compared to 2007. Included in Same Property Portfolio operating expenses is an increase in real estate taxes of approximately $4.7 million, or 11.0%, as, well as utility expense of approximately $2.6 million, or 11.0%. The remaining increase of approximately $4.5 million is related to repairs and maintenance and other property-related expenses.

The acquisitions of North First Business Park during 2007 and 635 Massachusetts Avenue during 2008 increased operating expenses from Properties Acquired by approximately $0.3 million for the three months ended September 30, 2008 as detailed below:

Property	Date Acquired	Real Estate Operating Expenses for the three months ended September 30,
		2008	2007	Change
		(in thousands)
North First Business Park	December 13, 2007	$251	$—	$251
635 Massachusetts Avenue	September 26. 2008	30	—	30

Total		$281	$—	$281

The increase in operating expenses from Properties Placed In-Service relates to fully placing in-service our 505 9th Street development project in the first quarter of 2008, partially placing in-service the 77 CityPoint and South of Market development projects during the first quarter of 2008, and partially placing in-service the One Preserve Parkway development project during the second quarter of 2008. Operating Expenses from Properties Placed In-Service increased approximately $2.9 million, as detailed below:

Property	Date Placed In-Service	Rental Revenue for the three months ended September 30,
		2008	2007	Change
		(in thousands)
505 9th Street	First Quarter, 2008	$1,417	$—	$1,417
South Of Market	First Quarter, 2008	1,019	—	1,019
77 CityPoint	First Quarter, 2008	239	—	239
One Preserve Parkway	Second Quarter, 2008	203	—	203

Total		$2,878	$—	$2,878

A decrease of approximately $0.8 million in the Total Property Portfolio operating expenses was due to the sale of Democracy Center in August 2007. This property has not been classified as discontinued operations due to our continuing involvement as the property manager.

We continue to review and monitor the impact of rising insurance, labor and energy costs, as well as other factors, on our operating budgets for fiscal year 2009. Because some operating expenses are not recoverable from tenants, an increase in operating expenses due to one or more of the foregoing factors could have an adverse effect on our results of operations.

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property decreased by approximately $0.2 million for the three months ended September 30, 2008 as compared to 2007.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the three months ended September 30, 2008 and 2007.

	2008	2007	Percentage Change
Occupancy	85.0%	82.9%	2.5%
Average daily rate	$212.19	$229.81	(7.7)%
Revenue per available room, REVPAR	$180.29	$190.52	(5.4)%

Development and Management Services

Development and management services income increased approximately $4.2 million for the three months ended September 30, 2008 compared to 2007. The increase is primarily attributed to $2 million of acquisition fees and approximately $1.2 million of ongoing management fees from our joint ventures that acquired the General Motors Building, 540 Madison Avenue, Two Grand Central Tower and 125 West 55th Street in New York City, as well as modestly higher construction management fees and tenant service income in New York.

Interest and Other Income

Interest and other income decreased approximately $24.9 million for the three months ended September 30, 2008 compared to 2007 as a result of lower overall interest rates and decreased average cash balances. The average cash balances for the three months ended September 30, 2008 and September 30, 2007 were approximately $103.6 million and $1.9 billion, respectively. In addition, the average interest rate for the three months ended September 30, 2008 compared to September 30, 2007 decreased by approximately 3.10%.

Other Expenses

General and Administrative

General and administrative expenses decreased approximately $1.4 million for the three months ended September 30, 2008 compared to 2007. The decrease is due to lower than projected payroll taxes due to reduced stock option activity. In addition, due to the negative results in the broad equity market we also experienced a reduction in value in our deferred compensation plan which reduced general and administrative expense, although such amount was offset by a corresponding equivalent reduction in interest income. The decrease would have been greater had it not been for compensation expense associated with the 2008 OPP Awards which was approximately $1.3 million and higher legal and accounting expenses.

On January 24, 2008, the compensation committee of the Board of Directors of Boston Properties, Inc. approved outperformance awards under the 1997 Plan to our officers and employees. These awards (the “2008 OPP Awards”) are part of a new broad-based long-term incentive compensation program designed to provide our management team at several levels within the organization with the potential to earn equity awards subject to

“outperforming” and creating shareholder value in a pay-for-performance structure. 2008 OPP Awards utilize total return to shareholders (“TRS”) over a three-year measurement period as the performance metric and include two years of time-based vesting after the end of the performance measurement period (subject to acceleration in certain events) as a retention tool. Recipients of 2008 OPP Awards will share in an outperformance pool if our TRS, including both share appreciation and dividends, exceeds absolute and relative hurdles over a three-year measurement period from February 5, 2008 to February 5, 2011, based on the average closing price of a share of Boston Properties, Inc.’s common stock of $92.8240 for the five trading days prior to and including February 5, 2008. The aggregate reward that recipients of all 2008 OPP Awards can earn, as measured by the outperformance pool, is subject to a maximum cap of $110 million, although only awards for an aggregate of up to approximately $104.8 million have been granted to date. The balance remains available for future grants. Under Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment,” the 2008 OPP Awards have an aggregate value of approximately $19.7 million, which amount will generally be amortized into earnings over the five-year plan period (although awards for retirement- eligible employees will be amortized over a three-year period). Because the 2008 OPP Awards require Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, we will exclude all contingently issuable units from the diluted EPS calculation. See Note 11 to the Consolidated Financial Statements. Compensation expense associated with the 2008 OPP Awards was approximately $1.3 million for the three months ended September 30, 2008.

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

Interest Expense

Interest expense for the Total Property Portfolio decreased approximately $1.6 million for the three months ended September 30, 2008 compared to 2007. The decrease is primarily due to (1) the repayment of our mortgages for the Prudential Center, Reston Corporate Center, 504, 506, 508 and 510 Carnegie Center and Embarcadero Center One, Two and Four, which decreased interest expense by an aggregate of approximately $7.1 million, and (2) an increase in capitalized interest costs, which decreased interest expense by approximately $2.9 million. These decreases were offset by (1) an increase of approximately $3.7 million related to the consolidation of our 505 9th Street joint venture property due to the involvement we now have because the property is operating and the partial placement in-service of our South of Market development project, (2) an increase of approximately $3.5 million related to interest paid on the $747.5 million unsecured exchangeable senior notes issued by us in the third quarter of 2008 at an effective per annum interest rate of 4.057%, and (3) an increase of approximately $2.4 million related to the borrowings under the Unsecured Line of Credit. The remaining decrease is attributed to scheduled loan amortization on our outstanding debt.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-171). This pronouncement and the estimated effect that it will have on interest expense is discussed in “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Newly Issued Accounting Standards.”

At September 30, 2008, our variable rate debt consisted of our construction loans at South of Market, Democracy Tower (formerly South of Market Phase II) and Wisconsin Place Office construction projects, as well as our borrowings under our Unsecured Line of Credit. The following summarizes our outstanding consolidated debt as of September 30, 2008 and September 30, 2007:

	September 30,
	2008	2007
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$5,532,609	$5,312,562
Variable rate	578,854	96,706

Total	$6,111,463	$5,409,268

Percent of total debt:
Fixed rate	90.53%	98.21%
Variable rate	9.47%	1.79%

Total	100.00%	100.00%

GAAP weighted-average interest rate at end of period:
Fixed rate	5.26%	5.60%
Variable rate	4.80%	6.91%

Total	5.21%	5.62%

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio increased approximately $4.4 million for the three months ended September 30, 2008 compared to 2007. Approximately $1.2 million related to an increase in the Same Property Portfolio, approximately $0.6 million related to acquisition activity and the remaining increase of approximately $2.6 million was attributed to Properties Placed In-Service.

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the three months ended September 30, 2008 and 2007 were $3.0 million and $2.6 million, respectively. These costs are not included in the general and administrative expenses discussed above. We expect capitalized wages to slightly increase with our increased development activity into 2009. Interest capitalized for the three months ended September 30, 2008 and 2007 was $11.3 million and $8.4 million, respectively. These costs are not included in the interest expense referenced above.

Net derivative losses

On September 9, 2008, we executed an interest rate lock agreement with lenders at an all-in fixed rate, inclusive of the credit spread, of 6.10% per annum for an eight-year, $375.0 million loan collateralized by our Four Embarcadero Center property located in San Francisco, California. Our interest rate hedging program contemplated a financing with a ten-year term and, as a result, under SFAS No. 133, we recognized a net derivative loss of approximately $6.3 million representing the partial ineffectiveness of our interest rate contracts.

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

Income from Unconsolidated Joint Ventures

For the three months ended September, 2008 compared to 2007, income from unconsolidated joint ventures increased by $1.3 million. On June 9, 2008, we completed the acquisition of the General Motors Building for a purchase price of approximately $2.8 billion. On August 12, 2008, we completed the acquisitions of 540 Madison Avenue and Two Grand Central Tower located in New York City, New York for an aggregate purchase price of approximately $705.0 million. On August 13, 2008, we completed the acquisition of 125 West 55th Street located in New York City, New York for an aggregate purchase price of $444.0 million. Each acquisition was completed through a joint venture among us, US Real Estate Opportunities I, L.P., which is a partnership managed by Goldman Sachs, and Meraas Capital LLC, a Dubai-based private equity firm. We have a 60% interest in the venture and provide customary property management and leasing services for the venture.

The following table presents actual financial information for the joint ventures for the three months and stub period ended September 30, 2008 for The General Motors Building and 540 Madison Avenue, Two Grand Central Tower and 125 West 55th Street, respectively. These acquisitions will impact our income from unconsolidated joint ventures in future periods.

	The General Motors Building Three months September 30, 2008	540 Madison Avenue, Two Grand Central Tower, 125 West 55th Street For the period from August 12, 2008 – September 30, 2008(1)
	(in thousands)	(in thousands)
Base rent and recoveries from tenants	$49,058	$12,655
Straight-line rent	3,000	1,722
Fair value lease revenue	35,183	4,643
Parking and other	973	57

Total rental revenue	88,214	19,077
Operating expenses	19,012	5,330

Revenue less operating expenses	69,202	13,747
Interest expense	36,897	4,434
Fair value interest expense	1,942	745
Depreciation and amortization	39,954	8,175

Income (Loss) before elimination of inter-entity interest on partner loan	(9,591)	393

Company’s share of net income (loss) (60%)	(5,755)	236
Elimination of inter-entity interest on partner loan	7,644	—

Company’s share of net income (60%)	$1,889	$236

(1)	Information for 125 West 55th Street is presented for the period of August 13, 2008 through September 30, 2008.

Minority interests in property partnerships

Minority interests in property partnerships for the three months ended September 30, 2008 consists of the outside equity owners’ interests in the income from our 505 9th Street property as well as our Wisconsin Place Office property.

Gains on sales of real estate

On August 7, 2007, we sold Democracy Center in Bethesda, Maryland for approximately $280.5 million. Net cash proceeds totaled approximately $184.5 million, after the repayment of the mortgage indebtedness of approximately $94.6 million and closing costs of approximately $1.4 million, resulting in a gain on sale of approximately $203.2 million. Due to our continuing involvement through an agreement with the buyer to mange the property for a fee after the sale, this property has not been categorized as discontinued operations.

On April 14, 2008, we sold a parcel of land located in Washington, D.C. for approximately $33.7 million. We had previously entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet. Due to our involvement in the construction of the project, the gain on sale estimated to total $23.4 million has been deferred and will be recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs. As a result, we recognized a gain on sale during the three months ended September 30, 2008 of approximately $1.8 million.

Income from discontinued operations

For the three months ended September 30, 2007, Orbital Science Campus, and Broad Run Business Park, Building E, were included as part of income from discontinued operations.

Preferred distributions and allocation of undistributed earnings

Preferred distributions and allocation of undisturbed earnings decreased by $2.4 million for the three months ended September 30, 2008 due to a decrease in the underlying income that needs to be allocated and preferred distributions.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are to:

•	fund normal recurring expenses;

•	fund current development project costs of approximately $312.8 million not covered under construction loans;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund possible property acquisitions; and

•	make the minimum distribution necessary to enable Boston Properties, Inc. to maintain its REIT qualification under the Internal Revenue Code of 1986, as amended.

We have approximately $245.4 million of loans that mature in 2009. The largest single maturity is a $177.2 million loan secured by South of Market, and the Company has two, one-year extensions at LIBOR plus 1.00% per annum.

On December 17, 2007, Boston Properties, Inc., our general partner declared a special cash distribution of $5.98 per common unit and LTIP unit that was paid on January 30, 2008 to unitholders of record as of the close of business on December 31, 2007. The decision to declare a special distribution was the result of the sales of assets in 2007, including 5 Times Square, Orbital Sciences Campus, Broad Run Business Park—Building E, Worldgate Plaza and Newport Office Park. The Board of Directors of Boston Properties, Inc. did not make any change in our policy with respect to regular quarterly distributions. The payment of the regular quarterly distribution of $0.68 per unit and the special distribution of $5.98 per unit resulted in a total payment of $6.66 per unit on January 30, 2008.

We believe that our liquidity needs will be satisfied using our cash on hand, cash flows generated by operations, availability under our Unsecured Line of Credit and cash flows provided by other financing activities. We may also generate cash from asset sales. Contractual rental revenue, recovery income from tenants, other income from operations, available cash balances, draws on our Unsecured Line of Credit and refinancing of maturing indebtedness are our principal sources of capital used to pay operating expenses, debt service, recurring capital expenditures and the minimum distribution necessary to enable Boston Properties, Inc. to maintain its REIT qualification. We seek to increase income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our office real estate management, leasing, development and construction businesses. Consequently, we believe our revenue, together with proceeds from financing activities, will continue to provide the necessary funds for our short-term liquidity needs. However, material changes in these factors may adversely affect our net cash flows. Such changes, in turn, could adversely affect our ability to fund distributions, debt service payments, tenant improvements and leasing commissions. In addition, a material adverse change in our cash provided by operations may affect our ability to comply with the financial performance covenants under our Unsecured Line of Credit and unsecured senior notes.

Our principal liquidity needs for periods beyond twelve months are for the costs of developments, possible property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements. We expect to satisfy these needs using one or more of the following:

•	construction loans;

•	long-term secured and unsecured indebtedness (including unsecured exchangeable indebtedness);

•	income from operations;

•	income from joint ventures;

•	sales of real estate,

•	issuances of equity securities of Boston Properties, Inc. and/or additional preferred or common units of partnership interest; and

•	our Unsecured Line of Credit or other short-term bridge facilities.

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

The following table presents information on properties under construction for the period ended September 30, 2008:

Construction Properties	Location	# of Buildings	Square feet	Investment to Date(1)(2)	Estimated Total Investment(1)(2)	Percentage Leased(3)
77 CityPoint (formerly 77 Fourth Avenue)	Waltham, MA	1	210,000	$74,037,852	$79,707,173	100%
South of Market (Phase I)(4)	Reston, VA	3	652,000	189,404,025	213,800,000	84%
One Preserve Parkway	Rockville, MD	1	183,000	45,252,748	60,536,931	20%
Annapolis Junction (50% ownership)(4)	Annapolis, MD	1	117,600	24,801,585	32,600,000	0%
Wisconsin Place (66.67% ownership)(4)(5)	Chevy Chase, MD	1	290,000	65,858,280	93,500,000	55%
Democracy Tower (4)(6)	Reston, VA	1	225,000	48,941,687	87,200,000	100%
701 Carnegie Center	Princeton, NJ	1	120,000	11,032,666	34,000,000	100%
250 West 55th Street	New York, NY	1	1,000,000	401,679,637	980,000,000	22%
280 Congress Street (Russia Wharf)(7)	Boston, MA	2	815,000	192,411,591	550,000,000	78	%(9)
2200 Pennsylvania Avenue(8)	Washington, DC	2	780,000	28,784,736	380,000,000	0%

Total Properties under Construction		14	4,392,600	$1,082,204,807	$2,511,344,104	51	%(9)

(1)	Represents our share.
(2)	Includes net revenue during lease up period.
(3)	Represents percentage leased as of October 27, 2008.
(4)	Property has a construction loan.
(5)	Includes approximately $38.3 million of land and infrastructure costs invested to date.
(6)	This property was formerly South of Market—Phase II
(7)	Includes 235,000 square feet of residential space for rent or for sale and 28,000 square feet of retail space.
(8)	Includes 330,000 square feet of residential space for rent or sale.
(9)	Percentage Leased excludes 235,000 square feet of residential space and includes 28,000 square feet of retail space.

In total, our existing construction loans on the above projects have $107.9 million remaining to be drawn out of a total of $364.5 million.

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

Cash and cash equivalents were approximately $0.06 billion and $1.9 billion at September 30, 2008 and 2007, respectively, representing a decrease of approximately $1.8 billion. The cash and cash equivalents balance as of November 3, 2008 was approximately $230 million. The following table sets forth increases and decreases in cash flows:

	Nine months ended September 30,
	2008	2007	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$362,959	$453,123	$(90,164)
Net cash provided (used in) by investing activities	(1,213,117)	1,053,709	(2,266,826)
Net cash used in financing activities	(601,166)	(338,422)	(262,744)

Our principal source of cash flow is related to the operation of our office properties. The average term of our in-place tenant leases, including our unconsolidated joint ventures, is approximately 7.2 years with occupancy rates historically in the range of 92% to 98%. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, and debt service and fund quarterly distribution payment requirements. In addition, over the past two years, we have raised capital through the sale of some of our properties and raised proceeds from secured and unsecured borrowings.

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

Cash is used in investing activities to fund acquisitions, development and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. Cash used in investing activities for the nine months ended September 30, 2008 consisted of the following:

Nine months ended September 30, 2008
(in thousands)
Net proceeds from the sales of properties	$127,730
Proceeds from the sale/financing of real estate released from escrow	149,382
Proceeds from note receivable	123,000
Issuance of note receivable	(270,000)
Proceeds from redemptions of investments in securities	12,929
Net investments in unconsolidated joint ventures	(890,593)
Acquisitions/additions to real estate	(465,565)

Net cash used in investing activities	$(1,213,117)

Cash used in financing activities for the nine months ended September 30, 2008 totaled approximately $601.2 million. This consisted primarily of the payment of distributions to unitholders, including the special cash distribution of $5.98 per unit paid in January 2008, borrowings under our Unsecured Line of Credit, the offering of our 3.625% exchangeable senior notes due 2014, and the net repayment of mortgage notes payable. Future debt payments are discussed below under the heading “Debt Financing.”

Capitalization

At September 30, 2008, our total consolidated debt was approximately $6.1 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 5.21% and the weighted-average maturity was approximately 4.8 years.

Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $19.5 billion at September 30, 2008. Total consolidated market capitalization was calculated using Boston Properties, Inc.’s September 30, 2008 closing stock price of $93.66 per common share and the following: (1) 140,040,094 outstanding common units of partnership interest (including 119,851,868 common units held by Boston Properties, Inc., (2) an aggregate of 1,460,688 common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest, (3) an aggregate of 946,369 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and (4) our consolidated debt totaling approximately $6.1 billion. The calculation of total consolidated market capitalization does not include 1,085,861 2008 OPP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. Our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, at September 30, 2008 represented approximately 31.42% of our total consolidated market capitalization. This percentage will fluctuate with changes in the market price of our common units (and therefore with changes in the value of Boston Properties, Inc.’s common stock) and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the consolidated debt to total consolidated market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

For a discussion of our unconsolidated joint venture indebtedness, see” Off Balance Sheet Arrangements—Joint Venture Indebtedness.”

Debt Financing

As of September 30, 2008, we had approximately $6.1 billion of outstanding consolidated indebtedness, representing 31.42% of our total consolidated market capitalization as calculated above consisting of (1) $1.472 billion (net of discount) in publicly traded unsecured debt having a weighted-average interest rate of 6.03% per annum and maturities in 2013 and 2015; (2) $450 million of publicly traded exchangeable unsecured debt having an interest rate of 3.75% per annum, an initial optional redemption date in 2013 and maturity in 2036; (3) $847.3 million (net of discount) of publicly traded exchangeable unsecured debt having an interest rate of 2.875% per annum (an effective rate of 3.462% per annum) having an initial optional redemption date in 2012 and maturing in 2037; (4) $740.2 million (net of discount) of publicly traded exchangeable unsecured debt having an interest rate of 3.625% per annum (an effective rate of 4.057%) having an initial optional redemption and maturity in 2014; (5) $2.3 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 6.07% per annum and weighted-average term of 5.3 years; and (6) $319 million drawn on our Unsecured Line of Credit. The table below summarizes our mortgage notes payable, our senior unsecured notes and our Unsecured Line of Credit at September 30, 2008 and September 30, 2007:

	September 30,
	2008	2007
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable	$2,022,845	$2,547,687
Variable rate mortgage notes payable	259,854	96,706
Unsecured senior notes, net of discount	1,472,258	1,471,801
Unsecured exchangeable senior notes, net of discount	2,037,506	1,293,074
Unsecured Line of Credit	319,000	—

Total	$6,111,463	$5,409,268

Percent of total debt:
Fixed rate	90.53%	98.21%
Variable rate	9.47%	1.79%

Total	100.00%	100.00%

GAAP Weighted-average interest rate at end of period:
Fixed rate	5.26%	5.60%
Variable rate	4.80%	6.91%

Total	5.21%	5.62%

The variable rate debt shown above bears interest based on various spreads over the London Interbank Offered Rate or Eurodollar rates. As of September 30, 2008, the weighted-average interest rate on our variable rate debt was LIBOR/Eurodollar plus 0.76% per annum. During 2007, we entered into an interest rate swap contract to fix the one-month LIBOR index rate at 4.57% per annum on a notional amount of $96.7 million. The swap contract went into effect on October 22, 2007 and expired on October 29, 2008.

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

As of September 30, 2008, we had borrowings of $319.0 million and letters of credit totaling $39.4 million outstanding under the Unsecured Line of Credit, with the ability to borrow $641.6 million. As of November 3, 2008, we had borrowings of $519.0 million outstanding under the Unsecured Line of Credit.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of September 30, 2008 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	6.250%	6.381%	$750,000	January 15, 2013
10 Year Unsecured Senior Notes	6.250%	6.291%	175,000	January 15, 2013
12 Year Unsecured Senior Notes	5.625%	5.693%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015

Total principal			1,475,000
Net discount			(2,742)

Total			$1,472,258

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (except the $250 million 12 Year Unsecured Senior Notes that mature on June 1, 2015 are calculated at the U.S. Treasury yield plus 25 basis points), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our senior unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of September 30, 2008, we were in compliance with each of these financial restrictions and requirements.

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

Unsecured exchangeable senior notes

The following summarizes the unsecured exchangeable senior notes outstanding as of September 30, 2008 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by Company	Maturity Date
3.625% Unsecured Exchangeable Senior Notes	3.625%	4.057%	8.5051	(2)	$747,500	N/A	February 15, 2014
2.875% Unsecured Exchangeable Senior Notes	2.875%	3.462%	7.0430	(3)	862,500	February 20, 2012	February 15, 2037
3.750% Unsecured Exchangeable Senior Notes	3.750%	3.787%	10.0066	(4)	450,000	May 18, 2013	May 15, 2036

Total principal					2,060,000
Net discount					(22,494)

Total					$2,037,506

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of Boston Properties, Inc.’s common stock). In addition, we entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions are expected to have the effect of increasing the effective exchange price to us of the notes from $117.58 to approximately $137.17 per share, representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of Boston Properties, Inc.’s common stock. The net cost of the capped call transactions was approximately $44.4 million.
(3)	In connection with the special dividend of $5.98 per share of common stock declared on December 17, 2007, the exchange rate was adjusted from 6.6090 to 7.0430 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $141.98 per share of Boston Properties, Inc.’s common stock.
(4)	In connection with the special dividend of $5.98 per share of common stock declared on December 17, 2007, the exchange rate was adjusted from 9.3900 to 10.0066 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $99.93 per share of Boston Properties, Inc.’s common stock.

3.625% Exchangeable Senior Notes due 2014

On August 19, 2008, we completed an offering of $747.5 million in aggregate principal amount (including $97.5 million as a result of the exercise by the initial purchasers of their over-allotment option) of our 3.625% exchangeable senior notes due 2014. The notes were priced at 99.0% of their face amount, resulting in aggregate net proceeds to us, after deducting the initial purchasers’ discounts and offering expenses, of approximately

$731.6 million, resulting in an effective interest rate of approximately 4.057% per annum. The notes mature on February 15, 2014, unless earlier repurchased, exchanged or redeemed.

On and after January 1, 2014, the notes will be exchangeable at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date at the option of the holders into cash up to their principal amount and, at our option, cash or shares of Boston Properties, Inc.’s common stock for the remainder, if any, of the exchange value in excess of such principal amount at the applicable exchange rate, which initially equals 8.5051 shares of Boston Properties, Inc.’s common stock per $1,000 principal amount of the notes (equivalent to an exchange price of approximately $117.58 per share of Boston Properties, Inc.’s common stock) and is subject to adjustment in certain circumstances. The initial exchange price of approximately $117.58 per share of Boston Properties, Inc.’s common stock represents an approximately 20% premium to the closing price of Boston Properties, Inc.’s common stock on the New York Stock Exchange on August 13, 2008 of $97.98 per share. Prior to the close of business on the scheduled trading day immediately preceding January 1, 2014, holders of the notes may only exchange their notes at their option under the following circumstances: (1) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of Boston Properties, Inc.’s common stock and the exchange rate on each such day; (2) during any fiscal quarter beginning after the fiscal quarter ended September 30, 2008 if the last reported sale price of Boston Properties, Inc.’s common stock for each of at least 20 trading days in the 30 consecutive trading days ending on, and including, the last day of the preceding fiscal quarter is more than 130% of the applicable exchange price for the notes on the last day of such preceding fiscal quarter; (3) if we have called such notes for redemption to preserve Boston Properties, Inc.’s status as a real estate investment trust and the redemption has not yet occurred; (4) in connection with specified corporate transactions, including a fundamental change; or (5) if Boston Properties, Inc.’s common stock is delisted. The notes may be accelerated upon an event of default as described in our Supplemental Indenture No. 7.

If we undergo a fundamental change, holders of the notes will have the option to require us to purchase all or any portion of the notes at a purchase price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. We will pay cash for all notes so repurchased. The holders of the notes will have the right to exchange their notes at their option in connection with a fundamental change, and, if a fundamental change occurs, the exchange rate may be increased by up to 1.7011 shares of Boston Properties, Inc.’s common stock per $1,000 principal amount of the notes, subject to adjustment in certain circumstances, for a holder who elects to exchange its notes in connection with the fundamental change. The number of additional shares by which the exchange rate will be increased will be determined by reference to a table included in Supplemental Indenture No. 7, based on the date on which the fundamental change occurs or becomes effective and the price paid per share of Boston Properties, Inc.’s common stock in the transaction or event that constitutes such fundamental change. A “fundamental change” will be deemed to occur upon the consummation of any transaction or event (whether by means of an exchange offer, liquidation, tender offer, consolidation, merger, combination, reclassification, recapitalization or otherwise) in connection with which more than 50% of Boston Properties, Inc.’s common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration which is not at least 90% common stock (or American Depositary Shares representing shares of common stock) that is either (1) listed on, or immediately after consummation of such transaction or event will be listed on, a United States national securities exchange; or (2) approved, or immediately after the transaction or event will be approved, for listing or quotation on any United States system of automated dissemination of quotations of securities prices similar to a United States national securities exchange.

The notes are senior unsecured obligations of us and rank equally in right of payment to all existing and future senior unsecured indebtedness and senior in right of payment to any future subordinated indebtedness of us. The notes effectively rank junior in right of payment to all existing and future secured indebtedness of us to the extent of the value of the collateral securing such indebtedness. The notes are structurally subordinated to all liabilities of the subsidiaries of us.

We offered and sold the notes to the initial purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The initial purchasers then sold the notes to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. We relied on these exemptions from registration based in part on representations made by the initial purchasers.

In connection with the closing, we and Boston Properties, Inc. entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the initial purchasers. Under the Registration Rights Agreement, we and Boston Properties, Inc. have agreed, for the benefit of the holders of the notes, to register the resale of Boston Properties, Inc.’s common stock, if any, issued upon exchange of the notes on a shelf registration statement filed with the Securities and Exchange Commission. We and Boston Properties, Inc. may be required to pay liquidated damages of up to 0.50% per annum of additional interest to the holders of the notes if we and Boston Properties, Inc. fail to meet certain deadlines or take certain actions relating to the registration of Boston Properties, Inc.’s common stock issuable upon exchange of the notes. Neither we nor Boston Properties, Inc. will be required to pay liquidated damages with respect to any note after it has been exchanged. Additionally, pursuant to Supplemental Indenture No. 7, to the extent that any shares of Boston Properties, Inc.’s common stock issued upon exchange of the notes are not covered by a resale registration statement that is effective on the date of the exchange and certain other conditions have been met, we must deliver 0.03 additional shares of Boston Properties, Inc.’s common stock upon exchange of the notes for each of such shares.

In connection with the sale of the notes, we and Boston Properties, Inc. also entered into capped call transactions (together, the “Capped Call Transaction”) with affiliates of certain of the initial purchasers (Bank of America, N.A., Deutsche Bank AG, JPMorgan and Morgan Stanley) (the “Option Counterparties”). Pursuant to the Capped Call Transaction, we will have the right to cause the Option Counterparties to deliver shares of Boston Properties, Inc.’s common stock to us upon exchange of the notes if the value per share of Boston Properties, Inc.’s common stock, as measured under the terms of the Capped Call Transaction, at the time of settlement exceeds an initial strike price of approximately $117.58 per share, subject to certain adjustments similar to those contained in the notes. The Capped Call Transaction is intended to reduce the potential dilution upon future exchange of the notes in the event that the market value per share of Boston Properties, Inc.’s common stock, as measured under the terms of the Capped Call Transaction, at the time of settlement is greater than the strike price of the Capped Call Transaction. If the market value per share of Boston Properties, Inc.’s common stock, as measured under the terms of the Capped Call Transaction, at the time of settlement exceeds the cap price of the Capped Call Transaction (which is initially equal to approximately $137.17 per share), the dilution mitigation will be limited and there would be dilution to the extent that the market value per share of Boston Properties, Inc.’s common stock exceeds the cap price. The Capped Call Transaction is expected to have the effect of increasing the effective exchange price to us of the notes to the cap price of the Capped Call Transaction, which represents an initial effective premium of approximately 40% over the closing price of Boston Properties, Inc.’s common stock on the New York Stock Exchange on August 13, 2008 of $97.98 per share. The Capped Call Transaction comprises separate contracts entered into by us and Boston Properties, Inc. with the Option Counterparties and is not part of the terms of the notes and will not affect the holders’ rights under the notes. The net cost of the Capped Call Transaction was approximately $44.4 million, which was recorded as a reduction to partners’ capital.

Mortgage Notes Payable

The following represents the outstanding principal balances due under the mortgages notes payable at September 30, 2008:

Properties	GAAP Interest Rate(1)	Principal Amount		Maturity Date
		(in thousands)
599 Lexington Avenue	5.41%	$750,000	(2)(3)	March 1, 2017
Citigroup Center	7.24%	478,748	(4)	May 11, 2011
South of Market	5.21%	177,205	(3)(5)	November 21, 2009
505 9th Street	5.87%	130,000		November 1, 2017
One Freedom Square	5.34%	74,214	(6)	June 30, 2012
Wisconsin Place Office	4.35%	64,110	(3)(7)	January 29, 2011
New Dominion Tech Park, Bldg. Two	5.58%	63,000	(3)	October 1, 2014
202, 206 & 214 Carnegie Center	8.22%	57,536		October 1, 2010
140 Kendrick Street	5.25%	55,881	(8)	July 1, 2013
New Dominion Tech. Park, Bldg. One	7.84%	52,561	(3)	January 15, 2021
1330 Connecticut Avenue	4.74%	50,925	(9)	February 26, 2011
Reservoir Place	5.84%	49,113	(10)	July 1, 2009
Kingstowne Two and Retail	5.61%	42,064	(11)	January 1, 2016
10 and 20 Burlington Mall Road	7.31%	34,827	(12)	October 1, 2011
Ten Cambridge Center	8.35%	30,810		May 1, 2010
Sumner Square	7.54%	26,420		September 1, 2013
Montvale Center	6.07%	25,000	(3)	June 6, 2012
Eight Cambridge Center	7.74%	23,924		July 15, 2010
1301 New York Avenue	7.24%	22,086	(13)	August 15, 2009
Kingstowne One	5.68%	19,943	(14)	May 5, 2013
University Place	6.99%	19,652		August 1, 2021
Democracy Tower (formerly South of Market–Phase II)	4.68%	18,539	(3)(15)	December 19, 2010
Bedford Business Park	8.60%	16,141	(16)	December 10, 2008

Total		$2,282,699

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges and adjustments required by EITF 98-1. All adjustments related to EITF 98-1 are noted below.
(2)	On December 19, 2006, we terminated the forward-starting interest rate swap contracts related to this financing and received approximately $10.9 million, which amount will reduce our interest expense for this mortgage over the term of the financing, resulting in an effective interest rate of 5.41% per annum for the financing. The stated interest rate is 5.57% per annum. The mortgage loan requires interest only payments with a balloon payment due at maturity.
(3)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(4)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon redemption of the outside members’ equity interest in the limited liability company that owns the property to reflect the fair value of the note. The stated principal balance at September 30, 2008 was $477.1 million and the stated interest rate was 7.19% per annum.
(5)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.00% per annum and matures on November 21, 2009 with two, one year extension options. In addition, we entered into an interest rate swap contract to fix the one-month LIBOR index rate at 4.57% per annum on a notional amount of $96.7 million. The swap contract went into effect on October 22, 2007 and expired on October 29, 2008.
(6)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at September 30, 2008 was $70.1 million and the stated interest rate was 7.75% per annum.

(7)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum and matures on January 29, 2011 with two, one-year extension options.
(8)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at September 30, 2008 was $52.2 million and the stated interest rate was 7.51% per annum.
(9)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at September 30, 2008 was $47.8 million and the stated interest rate was 7.58% per annum.
(10)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at September 30, 2008 was $48.7 million and the stated interest rate was 7.0% per annum.
(11)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at September 30, 2008 was $41.1 million and the stated interest rate was 5.99% per annum.
(12)	Includes outstanding indebtedness secured by 91 Hartwell Avenue.
(13)	Includes outstanding principal in the amounts of $17.8 million, $3.1 million and $1.2 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75% per annum, respectively.
(14)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at September 30, 2008 was $19.6 million and the stated interest rate was 5.96% per annum.
(15)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on December 19, 2010 with two one-year extension options.
(16)	This loan was repaid on November 10, 2008.

Off Balance Sheet Arrangements- Joint Venture Indebtedness

We have investments in twelve unconsolidated joint ventures (including our investment in the Value-Added Fund) with our effective ownership interests ranging from 5% to 60%. Eleven of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At September 30, 2008, the aggregate debt, including both ours and our partners’ share, incurred by these ventures was approximately $3.183 billion. The table below summarizes the outstanding debt of these joint venture properties at September 30, 2008:

Properties	Venture Ownership %	GAAP Interest Rate	Principal Amount		Maturity Date
	(in thousands)
General Motors Building
Secured 1st Mortgage	60%	6.50%	$1,245,033	(1)	October 7, 2017
Mezzanine Loan	60%	8.00%	262,074	(2)(3)	October 7, 2017
Partner Loans	60%	11.00%	450,000	(4)	June 9, 2017
125 West 55th Street
Secured 1st Mortgage	60%	6.07%	197,988	(5)	March 1, 2010
Mezzanine Loan	60%	10.82%	62,276	(6)	March 1, 2010
Two Grand Central Tower	60%	6.20%	186,649	(7)	July 11 , 2010
540 Madison Avenue	60%	6.75%	112,813	(8)	July 11, 2013
Metropolitan Square	51%	8.23%	127,181		May 1, 2010
Market Square North	50%	7.74%	86,218		December 19, 2010
Eighth Avenue and 46th Street	50%	5.46%	23,600	(9)	May 8, 2009
Annapolis Junction	50%	4.20%	36,042		September 12, 2010
Mountain View Tech. Park	39.5%	5.59%	24,038	(10)(11)	March 31, 2011
Mountain View Research Park	39.5%	5.38%	103,821	(10)(12)	May 31, 2011
901 New York Avenue	25%	5.27%	168,398		January 1, 2015
One & Two Circle Star Way	25%	6.57%	42,000	(10)	September 1, 2013
300 Billerica Road	25%	5.69%	7,500	(10)	January 1, 2016
Wisconsin Place Retail	5%	5.78%	47,286	(13)	March 29, 2010

Total			$3,182,917

(1)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at September 30, 2008 was $1.3 billion and the stated interest rate was 5.95% per annum.
(2)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at September 30, 2008 was $306.0 million and the stated interest rate was 6.02% per annum.
(3)	Principal amount does not include the assumed mezzanine loan with an aggregate principal amount of $294.0 million and a stated rate of 6.02% per annum, as the venture acquired the lenders’ interest in this loan for a purchase price of approximately $263.1 million in cash.
(4)	In connection with the capitalization of the joint venture, loans in an aggregate of $450.0 million were funded by the venture’s partners on a pro-rata basis. Our share of the partner loans totaling $270.0 million has been reflected in Related Party Note Receivable on our Consolidated Balance Sheets.
(5)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at September 30, 2008 was $200.0 million and the stated interest rate was 5.75% per annum.
(6)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at September 30, 2008 was $63.5 million and the stated interest rate was 7.81% per annum.

(7)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at September 30, 2008 was $190.0 million and the stated interest rate was 5.10% per annum.
(8)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the note. The stated principal balance at September 30, 2008 was $119.9 million and the stated interest rate was 5.20% per annum.
(9)	The financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum. On May 8, 2008, the maturity date of the loan was extended to May 8, 2009.
(10)	This property is owned by the Value-Added Fund.
(11)	Mortgage financing totals $26.0 million (of which $24.0 million has been disbursed as of September 30, 2008) The mortgage bears interest at a variable rate of LIBOR plus 1.50% and matures on March 31, 2011 with two, one-year extension options. The Value-Added Fund has entered into an interest rate swap contract to fix the one-month LIBOR index rate at 4.085% per annum on a notional amount of $24 million. The swap contract went into effect on June 12, 2008 and expires on March 31, 2011.
(12)	Mortgage financing totals $120.0 million (of which $103.0 million was drawn at closing, with the remaining $17.0 million available to fund future tenant and capital costs). During the three months ended September 30, 2008, the Value-Added Fund obtained draws aggregating approximately $0.8 million to fund tenant and capital costs. The mortgage bears interest at a variable rate of LIBOR plus 1.75% and matures on May 31, 2011 with two, one-year extension options. The Value-Added Fund has entered into three interest rate swap contracts to fix the one-month LIBOR index rate at 3.63% per annum on an aggregate notional amount of $103 million. The swap contracts went into effect on June 2, 2008 and expire on April 1, 2011.
(13)	Amount represents outstanding construction financing under a $66.0 million loan commitment collateralized by the retail entity of Wisconsin Place. Wisconsin Place is a mixed-use development project consisting of office, retail and residential properties located in Chevy Chase, Maryland. The construction financing bears interest at a variable rate equal to LIBOR plus 1.375% per annum and matures on March 29, 2010 with two, one-year extension options.

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

The mortgages on our properties typically contain requirements concerning the financial ratings of the insurers who provide policies covering the property. We provide the lenders on a regular basis with the identity of the insurance companies in our insurance programs. The ratings of some of our insurers are below the rating requirements in some of our loan agreements and the lenders for these loans could attempt to claim an event of default has occurred under the loan. We believe we could obtain insurance with insurers which satisfy the rating requirements. Additionally, in the future our ability to obtain debt financing secured by individual properties, or the terms of such financing, may be adversely affected if lenders generally insist on ratings for insurers which are difficult to obtain or which result in a commercially unreasonable premium. There can be no assurance that a deficiency in the financial ratings of one or more of our insurers will not have a material adverse effect on us.

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

Neither FFO nor FFO, as adjusted, should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance. Neither FFO nor FFO, as adjusted, represent cash generated from operating activities determined in accordance with GAAP and neither is a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO and FFO, as adjusted, should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our Consolidated Financial Statements.

The following table presents a reconciliation of net income available to common unitholders to FFO for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007
	(in thousands)
Net income available to common unitholders	$59,138	$289,723
Add:
Minority interests in property partnerships	525	—
Preferred distributions and allocation of undistributed earnings	1,053	3,489
Less:
Income from unconsolidated joint ventures	2,644	1,390
Gains on sales of real estate	1,753	203,190
Income from discontinued operations	—	1,589

Income before minority interests in property partnerships, income from unconsolidated joint ventures, gains on sales of real estate and discontinued operations	56,319	87,043
Add:
Real estate depreciation and amortization(1)	104,466	71,226
Income from discontinued operations	—	1,589
Income from unconsolidated joint ventures	2,644	1,390
Less:
Minority interests in property partnerships share of Funds from Operations	1,013	—
Preferred distributions	931	1,054

Funds from Operations	$161,485	$160,194
Add:
Losses from early extinguishment of debt associated with the sales of real estate	—	2,675

Funds from operations available to common unitholders after a supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate	161,485	162,869

Weighted-average units outstanding—basic	140,382	139,392

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $73,312 and $68,947, our share of unconsolidated joint venture real estate depreciation and amortization of $31,669 and $1,989 and depreciation and amortization from discontinued operations of $0 and $700 less corporate related depreciation and amortization of $515 and $410 for the three months ended September 30, 2008 and 2007, respectively.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
	Income (Numerator)	Units (Denominator)	Income (Numerator)	Units (Denominator)
	(in thousands)		(in thousands)
Basic FFO	$161,485	140,281	$162,869	139,392
Effect of Dilutive Securities
Convertible Preferred Units	931	1,461	1,054	1,644
Stock Based Compensation	—	1,537	—	1,645

Diluted FFO	$162,416	143,279	$163,923	142,681

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

On May 31, 2007 and June 15, 2007, we paid an aggregate of $25.0 million in connection with the agreement entered into in May 2006 to redeem the outside members’ equity interest in the limited liability company that owns Citigroup Center. The remaining unpaid redemption price, which was to be paid on May 31, 2008, has been extended to December 31, 2008 and is reflected in Other Liabilities in our Consolidated Balance Sheets and totaled $25.0 million at September 30, 2008.

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

SFAS No. 157 became effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also removed certain leasing transactions from the scope of SFAS No. 157. On January 1, 2008, we adopted SFAS No. 157. We have financial instruments consisting of investments in securities and interest rate contracts that are required to be measured under SFAS No. 157. We currently do not have any non-financial assets or non-financial liabilities that are required to be measured under SFAS No. 157. We do not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2008.

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

On May 9, 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”) that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP No. APB 14-1 requires that the initial proceeds from the sale of Boston Properties Limited Partnership’s $862.5 million of 2.875% exchangeable senior notes due 2037, $450.0 million of 3.75% exchangeable senior notes due 2036 and $747.5 million of 3.625% exchangeable senior notes due 2014 be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt. The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption dates) as additional non-cash interest expense. Based on our understanding of the application of FSP No. APB 14-1, this will result in an aggregate of approximately $0.15 – $0.16 per share (net of incremental capitalized interest) of additional non-cash interest expense for fiscal 2008 and approximately $0.21 –$0.22 per share for fiscal 2009. Excluding the impact of capitalized interest, the additional non-cash interest expense will be approximately $0.19 – $0.20 per share for fiscal 2008 and approximately $0.27 – $0.28 per share for fiscal 2009. The additional non-cash interest expense (before netting) will increase in subsequent reporting periods through the first optional redemption dates as the debt accretes to its par value over the same period. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. APB 14-1 requires companies to retrospectively apply the requirements of the pronouncement to all periods presented. Our current estimate of the incremental interest expense excluding the impact of capital interest for each reporting period is as follows:

For the year ended December 31:	Approximate Amount
(in thousands)
2006	$4,200
2007	19,300
2008	27,700
2009	38,600
2010	41,200
2011	43,900
2012	29,800
2013	23,000
2014	2,500

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

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

Approximately $5.5 billion of our consolidated borrowings bear interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. As of September 30, 2008, the weighted-average interest rate on our variable rate debt was LIBOR/Eurodollar plus 0.76% (4.80%) per annum. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, refer to Note 4 to the Consolidated Financial Statements and “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2008	2009	2010	2011	2012	2013+	Total	Fair Value
	Secured debt
	(dollars in thousands)
Fixed Rate	$22,943	$95,442	$132,870	$545,153	$99,672	$1,126,765	$2,022,845	$2,031,471
Average Interest Rate	8.00%	6.38%	7.86%	7.02%	5.62%	5.64%	6.22%
Variable Rate	—	177,205	18,539	64,110	—	—	259,854	259,854

	Unsecured debt
Fixed Rate	—	—	—	—	—	$1,472,258	$1,472,258	$1,446,300
Average Interest Rate	—	—	—	—	—	5.95%	5.95%
Variable Rate	—	—	319,000	—	—	—	319,000	319,000

	Unsecured exchangeable debt
Fixed Rate	—	—	—	—	847,327	$1,190,179	$2,037,506	$1,705,040
Average Interest Rate	—	—	—	—	3.46%	3.79%	3.55%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$22,943	$272,647	$470,409	$609,263	$946,999	$3,789,202	$6,111,463	$5,761,665

During 2007, we commenced an interest rate hedging program for our expected financing activity in 2008 and entered into 11 treasury locks based on a weighted-average 10-year treasury rate of 4.68% per annum on notional amounts aggregating $375.0 million. Nine of the treasury locks with notional amounts aggregating $325.0 million matured on April 1, 2008. The remaining two treasury locks with notional amounts aggregating $50.0 million matured on July 31, 2008. In addition, we entered into five forward-starting interest rate swap contracts to lock the 10-year LIBOR swap rate on notional amounts aggregating $150.0 million at a weighted-average forward-starting 10-year swap rate of 5.19% per annum. The 10-year treasury rate is a component of the 10-year swap rate and the swap contracts had effectively fixed the 10-year treasury rate at a weighted-average interest rate of 4.51% per annum. The swap contracts went into effect on July 31, 2008 and were scheduled to expire on July 31, 2018. The treasury locks and swap contracts had effectively fixed the 10-year treasury rate at a weighted-average interest rate of 4.63% per annum on notional amounts aggregating $525.0 million. We entered into the treasury locks and interest rate swap contracts designated and qualifying as cash flow hedges to reduce our exposure to the variability in future cash flows attributable to changes in the hedged rate in contemplation of obtaining ten-year fixed-rate financings in 2008. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments. We have formally documented all of the relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. We also assess and document, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. All components of the treasury locks and forward-starting interest rate swap contracts were included in the assessment of hedge effectiveness.

We had expected a financing to occur on or about April 1, 2008 in conjunction with the payoff of our mortgage loan on Prudential Center totaling $258.2 million, but instead elected to repay the maturing loan with available cash balances temporarily due to the dislocation in the capital markets, which caused credit spreads to be unattractively wide. We still anticipate completing additional financing activity in the fourth quarter of 2008 to replace our maturing debt. As a result, during the nine months ended September 30, 2008, we recognized aggregate net derivative losses of approximately $9.8 million representing the partial ineffectiveness of the interest rate contracts. We have recorded a reduction in fair value of the treasury lock and swap contracts related to the effective portion totaling approximately $33.6 million in Accumulated Other Comprehensive Loss within the Consolidated Balance Sheets. On April 1, 2008, we cash-settled at maturity nine of the treasury lock contracts with notional amounts aggregating $325.0 million and made cash payments to the counterparties totaling approximately $33.5 million. On July 31, 2008 and September 2, 2008, we cash-settled our forward-starting interest rate swap contracts and made aggregate cash payments to the counterparties totaling approximately $8.6 million. Based on interest rates in effect as of September 30, 2008 and assuming we complete financing transactions in accordance with our current plans, we expect that within the next twelve months we will reclassify into earnings as an increase in interest expense approximately $3.5 million of the amounts recorded within Accumulated Other Comprehensive Loss relating to the treasury locks and forward-starting interest rate swap contracts. If the forecasted financing transactions do not occur by the anticipated date or within the additional time period permitted by SFAS No. 133, we may be required to recognize net investment gains or losses which represent the ineffective portion of our cash flow hedges, the amount of which will depend on market conditions and may be material.

On September 27, 2007, we entered into an interest rate swap contract to fix the one-month LIBOR index rate (including a 1.25% spread), at 5.82% per annum on a notional amount of $96.7 million. The swap contract went into effect on October 22, 2007 and expired on October 29, 2008.

At September 30, 2008, our outstanding variable rate debt based on LIBOR totaled approximately $578.9 million. Approximately $96.7 million of this debt was effectively fixed at 5.82% through October 29, 2008 due to the interest rate swap contract we entered into in September 2007, as described above. At September 30, 2008, the interest rate on our unhedged variable rate debt was approximately 4.60%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $1.2 million for the three months ended September 30, 2008.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of our fiscal year ending December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1—Legal Proceedings.

We are subject to legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Boston Properties, Inc. believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A—Risk Factors.

Except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007.

Adverse economic and geopolitical conditions and dislocations in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you.

Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the current dislocations in the credit markets and general global economic recession. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, financial condition and ability to pay distributions as a result of the following, among other potential consequences:

•

the financial condition of our tenants, many of which are financial, legal and other professional firms such as Lehman Brothers, which recently filed for bankruptcy protection, and Heller Ehrman LLP, which recently decided to dissolve, may be adversely affected, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

•

significant job losses in the financial and professional services industries may occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

•

our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense;

•

reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;

•

the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, the dislocation of the markets for our short-term investments, increased volatility in market rates for such investments or other factors;

•

one or more lenders under our line of credit could refuse to fund their financing commitment to us or could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all; and

•

one or more counterparties to our derivative financial instruments could default on their obligations to us, including the capped call transactions we entered into in connection with our offering of our 3.625% exchangeable senior notes due 2014 and any interest hedging contracts we may enter into from time to time, or could fail, increasing the risk that we may not realize the benefits of these instruments.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Each time Boston Properties, Inc. issues shares of stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to us in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended September 30, 2008, in connection with issuances of common stock by Boston Properties, Inc. pursuant to exercises of stock options under the 1997 Plan and pursuant to issuances under the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan, we issued an aggregate of approximately 7,399 common units to Boston Properties, Inc. in exchange for approximately $422,395, the aggregate proceeds of such common stock issuances to Boston Properties, Inc. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Common Units Purchased		(b) Average Price Paid per Common Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
July 1, 2008 – July 31, 2008	195	(1)	$0.01	N/A	N/A
August 1, 2008 – August 31, 2008	—		—	N/A	N/A
September 1, 2008 – September 30, 2008	253	(2)	$96.09	N/A	N/A

Total	448		$54.27	N/A	N/A

(1)	Represents common units previously held by Boston Properties, Inc. that were repurchased in connection with the repurchase of restricted shares of common stock of Boston Properties, Inc. in connection with the termination of an employee’s employment with the Company. Under the terms of the applicable restricted stock agreement, all of such shares were repurchased by Boston Properties, Inc. at a price of $0.01 per share, which was the amount originally paid by such employee for the shares.
(2)	Represents common units previously held by Boston Properties, Inc. that were redeemed in connection with the surrender of restricted shares of common stock of Boston Properties, Inc. by employees to the Company to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.

ITEM 3—Defaults Upon Senior Securities.

None.

ITEM 4—Submission of Matters to a Vote of Security Holders.

None.

ITEM 5—Other Information.

(a) None.

(b) None.

ITEM 6—Exhibits

(a) Exhibits

3.1	—	Second Amended and Restated By-laws of Boston Properties, Inc. dated October 31, 2008 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on October 24, 2008).

4.1	—	Supplemental Indenture No. 7, dated as of August 19, 2008, between the Company and the Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on August 20, 2008).

4.2	—	Form of 3.625% exchangeable senior notes due 2014 (attached as Exhibit A to Supplemental Indenture No. 7 filed as Exhibit 4.1 hereto) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on August 20, 2008).

4.3	—	Registration Rights Agreement, dated as of August 19, 2008, among the Company, Boston Properties, Inc., JP Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as the representatives of the initial purchasers of the Notes (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on August 20, 2008).

10.1	—	Commitment Increase Agreement, dated as of July 21, 2008, among Boston Properties Limited Partnership and the lenders identified therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on July 23, 2008).

12.1	—	Calculation of Ratios of Earnings to Fixed Charges and Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Distributions.

31.1	—	Certification of Chief Executive Officer of Boston Properties, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer of Boston Properties, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer of Boston Properties, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer of Boston Properties, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
November 10, 2008	By Boston Properties, Inc. its General Partner

/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer (duly authorized officer and principal financial officer)