Form 10-Q
period 2009-03-31
BOSTON PROPERTIES LTD PARTNERSHIP
filed 2009-05-11
CIK 1043121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

BOSTON PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q

for the quarter ended March 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1—Financial Statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for unit amounts)

	March 31, 2009	December 31, 2008
ASSETS
Real estate, at cost	$9,141,134	$9,124,683
Construction in progress	916,220	835,983
Land held for future development	235,860	224,395
Less: accumulated depreciation	(1,808,690)	(1,744,248)

Total real estate	8,484,524	8,440,813
Cash and cash equivalents	143,789	241,510
Cash held in escrows	19,420	21,970
Investments in securities	9,408	11,590
Tenant and other receivables (net of allowance for doubtful accounts of $4,254 and $4,006, respectively)	69,116	68,743
Related party note receivable	270,000	270,000
Accrued rental income (net of allowance of $16,641 and $15,440, respectively)	331,237	316,711
Deferred charges, net	301,889	325,369
Prepaid expenses and other assets	47,664	22,401
Investments in unconsolidated joint ventures	781,336	782,760

Total assets	$10,458,383	$10,501,867

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$2,669,705	$2,660,642
Unsecured senior notes (net of discount of $2,505 and $2,625, respectively)	1,472,495	1,472,375
Unsecured exchangeable senior notes (net of discount of $19,798 and $21,101, respectively)	1,870,600	1,859,867
Unsecured line of credit	100,000	100,000
Accounts payable and accrued expenses	200,269	171,791
Distributions payable	97,547	97,162
Accrued interest payable	50,329	67,132
Other liabilities	133,662	173,750

Total liabilities	6,594,607	6,602,719

Commitments and contingencies	—	—

Noncontrolling interests:
Redeemable partnership units—1,113,044 and 1,113,044 preferred units outstanding (1,460,688 and 1,460,688 common units at redemption value, if converted) at March 31, 2009 and December 31, 2008, respectively	55,652	80,338

Redeemable partnership units—19,877,414 and 19,909,070 common units and 1,451,935 and 946,509 long term incentive units outstanding at redemption value at March 31, 2009 and December 31, 2008, respectively	817,674	1,147,057

Capital:
Boston Properties Limited Partnership partners’ capital—1,426,079 and 1,420,362 general partner units and 119,852,444 and 119,760,293 limited partner units outstanding at March 31, 2009 and December 31, 2008, respectively	2,984,790	2,664,853
Noncontrolling interests in property partnerships	5,660	6,900

Total capital	2,990,450	2,671,753

Total liabilities and capital	$10,458,383	$10,501,867

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2009	2008
	(in thousands, except for per unit amounts)
Revenue
Rental:
Base rent	$293,517	$281,394
Recoveries from tenants	52,408	48,884
Parking and other	16,941	16,501

Total rental revenue	362,866	346,779
Hotel revenue	6,062	6,524
Development and management services	8,296	5,477
Interest and other	320	12,652

Total revenue	377,544	371,432

Expenses
Real estate operating:
Rental	123,861	117,733
Hotel	5,472	5,897
General and administrative	17,420	19,588
Interest	78,930	72,496
Depreciation and amortization	75,314	72,704
Loss from suspension of development	27,766	—
Net derivative losses	—	3,788
Losses from investments in securities	587	873

Total expenses	329,350	293,079

Income before income from unconsolidated joint ventures, gains on sales of real estate and net income attributable to noncontrolling interests	48,194	78,353
Income from unconsolidated joint ventures	5,097	1,042
Gains on sales of real estate	2,795	23,438

Net income	56,086	102,833
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships	(510)	(625)
Noncontrolling interest—redeemable preferred units	(990)	(1,027)

Net income attributable to the common unitholders of Boston Properties Limited Partnership	$54,586	$101,181

Basic earnings per common unit:
Net income attributable to the common unitholders of Boston Properties Limited Partnership	$0.39	$0.72

Weighted average number of common units outstanding	141,550	139,911

Diluted earnings per common unit:
Net income attributable to the common unitholders of Boston Properties Limited Partnership	$0.39	$0.72

Weighted average number of common units outstanding—diluted	141,762	141,397

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2009	2008
	(in thousands)
Net income	$56,086	$102,833
Other comprehensive income (loss):
Net effective portion of interest rate contracts	—	(23,802)
Amortization of interest rate contracts	714	(98)

Other comprehensive income (loss)	714	(23,900)

Comprehensive income	$56,800	$78,933
Comprehensive income attributable to noncontrolling interests	(1,500)	(1,652)

Comprehensive income attributable to the common unitholders of Boston Properties Limited Partnership	$55,300	$77,281

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$56,086	$102,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,314	72,704
Non-cash portion of interest expense	13,606	7,826
Non-cash compensation expense	7,094	5,433
Net derivative losses	—	3,788
Losses from investments in securities	587	846
Loss from suspension of development	27,766	—
Income from unconsolidated joint ventures	(5,097)	(1,042)
Distributions of net cash flow from operations of unconsolidated joint ventures	1,850	1,939
Gains on sales of real estate	(2,795)	(23,438)
Change in assets and liabilities:
Cash held in escrows	2,550	2,878
Tenant and other receivables, net	7,540	23,494
Accrued rental income, net	(14,526)	(12,417)
Prepaid expenses and other assets	(25,263)	(29,098)
Accounts payable and accrued expenses	(223)	(10,541)
Accrued interest payable	(16,803)	(7,132)
Other liabilities	(12,394)	(13,919)
Tenant leasing costs	(5,156)	(20,531)

Total adjustments	54,050	790

Net cash provided by operating activities	110,136	103,623

Cash flows from investing activities:
Acquisitions/additions to real estate	(91,368)	(92,318)
Proceeds from redemptions of investments in securities	1,595	6,641
Net investments in unconsolidated joint ventures	(3,141)	(72,167)
Net proceeds from the sale/financing of real estate released from escrow	—	126,321
Proceeds from note receivable	—	23,000
Net proceeds from the sales of real estate	—	98,074

Net cash provided by (used in) investing activities	(92,914)	89,551

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(Unaudited)

	For the three months ended March 31,
	2009	2008
	(in thousands)
Cash flows from financing activities:
Proceeds from mortgage notes payable	16,424	65,232
Repayments of mortgage notes payable	(7,361)	(30,739)
Payments on real estate financing transactions	—	(1,523)
Distributions	(97,652)	(936,390)
Net proceeds from equity transactions	521	(1,528)
Distributions to noncontrolling interests in property partnerships, net	(1,750)	(458)
Repayment of note payable	(25,000)	—
Deferred financing costs	(125)	(46)

Net cash used in financing activities	(114,943)	(905,452)

Net decrease in cash and cash equivalents	(97,721)	(712,278)
Cash and cash equivalents, beginning of period	241,510	1,506,921

Cash and cash equivalents, end of period	$143,789	$794,643

Supplemental disclosures:
Cash paid for interest	$94,237	$82,096

Interest capitalized	$12,110	$10,294

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$19,336	$2,304

Distributions declared but not paid	$97,547	$105,150

Conversions of Redeemable partnership units to Partners’ capital	$—	$3,298

Note receivable issued in connection with the transfer of real estate	$—	$123,000

Issuance of restricted securities to employees and directors	$21,619	$42,861

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Boston Properties Limited Partnership (the “Company”), a Delaware limited partnership, is the entity through which Boston Properties, Inc., a self-administered and self-managed real estate investment trust (“REIT”), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Boston Properties, Inc. is the sole general partner of the Company and at March 31, 2009 owned an approximate 84.2% (84.2% at March 31, 2008) general and limited partnership interest in the Company. Partnership interests in the Company are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). In addition, in February 2008, the Company issued LTIP Units in connection with the granting to employees of 2008 outperformance awards (also referred to as “2008 OPP Units”). Because the rights, preferences and privileges of 2008 OPP Units differ from other LTIP Units granted to employees as part of the annual compensation process, unless specifically noted otherwise, all references to LTIP Units exclude 2008 OPP Units.

Unless specifically noted otherwise, all references to OP Units exclude units held by Boston Properties, Inc. A holder of an OP Unit may present such OP Unit to the Company for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Company must redeem such OP Unit for cash equal to the then value of a share of common stock of Boston Properties, Inc. (“Common Stock”). In lieu of a cash redemption, Boston Properties, Inc. may elect to acquire such OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that Boston Properties, Inc. owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. An LTIP Unit is generally the economic equivalent of a share of restricted common stock of Boston Properties, Inc. LTIP Units, whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Note 7).

At March 31, 2009, there was one series of Preferred Units outstanding (i.e., Series Two Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Company. Preferred Units may also be converted into OP Units or redeemed for cash at the election of the holder thereof or the Company in accordance with the terms and conditions set forth in the applicable amendment to the partnership agreement (See Note 7).

All references herein to the Company refer to Boston Properties Limited Partnership and its consolidated subsidiaries, collectively, unless the context otherwise requires.

Properties

At March 31, 2009, the Company owned or had interests in a portfolio of 147 commercial real estate properties (compared to 147 and 139 properties at December 31, 2008 and March 31, 2008, respectively) (the “Properties”) aggregating approximately 49.8 million net rentable square feet (compared to approximately 49.8 million and 43.9 million net rentable square feet at December 31, 2008 and March 31, 2008, respectively), including 10 properties under construction totaling approximately 3.8 million net rentable square feet, and structured parking for approximately 35,617 vehicles containing approximately 11.2 million square feet. At March 31, 2009, the Properties consist of:

•	143 office properties, including 123 Class A office properties (including 10 properties under construction) and 20 Office/Technical properties;

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	one hotel; and

•	three retail properties.

The Company owns or controls undeveloped land parcels totaling approximately 509.3 acres. In addition, the Company has a noncontrolling interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company has pursued the acquisition of value-added investments in assets within its existing markets. The Company accounts for its investment in the Value-Added Fund using the equity method of accounting. The Company’s investments through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At March 31, 2009, the Value-Added Fund had investments in 26 buildings comprised of an office property in Chelmsford, Massachusetts and office complexes in San Carlos, California and Mountain View, California.

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report in the Company’s Form 10-K for its fiscal year ended December 31, 2008.

Reclassifications and Adoption of New Accounting Pronouncements

Certain prior year amounts have been reclassified to conform to the current year presentation. In addition, certain prior year amounts have been revised as a result of the adoption on January 1, 2009 of (1) FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”) (See Note 5), (2) SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”) and EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities” (Amended)

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(See Note 7) and (3) FSP EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-06-1”) (See Note 9).

3. Real Estate Activity During the Three Months Ended March 31, 2009

Development

On January 16, 2009, the Company acquired the development rights for the site at 17 Cambridge Center in Cambridge, Massachusetts for approximately $11.4 million.

On February 6, 2009, the Company announced that it was suspending construction on its 1,000,000 square foot office building at 250 West 55th Street in New York City. The Company intends to complete the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and therefore anticipates that most construction activity on this project will be completed by the end of the fourth quarter of 2009. During the first quarter of 2009, the Company recognized aggregate costs of approximately $27.8 million related to the suspension of development.

Dispositions

On April 14, 2008, the Company sold a parcel of land located in Washington, DC for approximately $33.7 million. The Company had previously entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet. Due to the Company’s involvement in the construction of the project, the gain on sale had been deferred and is being recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs. As a result, the Company recognized a gain on sale during the three months ended March 31, 2009 of approximately $2.8 million.

4. Investments in Unconsolidated Joint Ventures

The Company’s investments in unconsolidated joint ventures consists of the following at March 31, 2009:

Entity	Properties	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50.0%

The Metropolitan Square Associates LLC	Metropolitan Square	51.0	%(1)

BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(2)

WP Project Developer LLC	Wisconsin Place Land and Infrastructure	23.9	%(3)(4)

Wisconsin Place Retail LLC	Wisconsin Place Retail	5.0	%(3)

Eighth Avenue and 46th Street Entities	Eighth Avenue and 46th Street	50.0	%(3)

Boston Properties Office Value-Added Fund, L.P.	300 Billerica Road, One & Two Circle Star Way and Mountain View Research and Technology Parks	36.9	%(2)(5)

Annapolis Junction NFM, LLC	Annapolis Junction	50.0%

767 Venture, LLC	The General Motors Building	60.0	%(1)

2 GCT Venture, LLC	Two Grand Central Tower	60.0	%(1)

540 Madison Venture, LLC	540 Madison Avenue	60.0	%(1)

125 West 55th Street Venture, LLC	125 West 55th Street	60.0	%(1)

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The Company has determined that these entities are not VIEs and that its joint venture partners have substantive participating rights with respect to the assets and operations of the properties, pursuant to the joint venture agreements.
(2)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(3)	These properties have been partially placed in-service or are not in operation (i.e., under construction or assembled land).
(4)	Represents the Company’s effective ownership interest. The Company has a 66.67%, 5% and 0% interest in the office, retail and residential joint venture entities, respectively, each of which owns a 33.33% interest in the entity developing and owning the land and infrastructure of the project.
(5)	Represents the Company’s effective ownership interest. The Company has a 25.0% interest in the 300 Billerica Road and One & Two Circle Star Way properties and a 39.5% interest in the Mountain View Research and Technology Park properties.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
ASSETS
Real estate and development in process, net	$5,223,018	$5,235,149
Other assets	789,248	824,232

Total assets	$6,012,266	$6,059,381

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable	$3,199,420	$3,189,549
Other liabilities	1,160,360	1,215,849
Members’/Partners’ equity	1,652,486	1,653,983

Total liabilities and members’/partners’ equity	$6,012,266	$6,059,381

Company’s share of equity	$944,211	$948,222
Basis differentials(1)	(162,875)	(165,462)

Carrying value of the Company’s investments in unconsolidated joint ventures	$781,336	$782,760

(1)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials occur from impairment of investments and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The combined summarized statements of operations of the joint ventures are as follows:

	For the three months ended March 31,
	2009	2008
	(in thousands)
Total revenue(1)	$145,380	$30,340
Expenses
Operating	41,733	10,585
Interest	56,344	9,815
Depreciation and amortization	57,540	8,606
Loss from early extinguishment of debt	—	40

Total expenses	155,617	29,046

Net income (loss)	$(10,237)	$1,294

Company’s share of net income (loss)	$(5,302)	$1,042
Basis differential	2,587	—
Elimination of inter-entity interest on partner loan	7,812	—

Income from unconsolidated joint ventures	$5,097	$1,042

(1)	Includes straight-line rent adjustments of $5.3 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively. Includes “above” and “below” market rent adjustments of $37.9 million and $(3.0) million for the three months ended March 31, 2009 and 2008, respectively.

5. Unsecured Exchangeable Senior Notes

The following summarizes the unsecured exchangeable senior notes outstanding as of March 31, 2009 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by Company	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A	February 15, 2014
2.875% Exchangeable Senior Notes	2.875%	3.462%	7.0430	(3)	862,500	February 20, 2012	February 15, 2037
3.750% Exchangeable Senior Notes	3.750%	3.787%	10.0066	(4)	450,000	May 18, 2013	May 15, 2036

Total principal					2,060,000
Net discount					(19,798)
FSP No. APB 14-1 Adjustment					(169,602)

Total					$1,870,600

(1)	Yield on issuance date including the effects of discounts on the notes.
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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”) that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP No. APB 14-1 requires that the initial proceeds from the sale of Operating Partnership’s $862.5 million of 2.875% exchangeable senior notes due 2037, $450.0 million of 3.75% exchangeable senior notes due 2036 and $747.5 million of 3.625% exchangeable senior notes due 2014 be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt. The Company measured the fair value of the debt components of the 2.875%, 3.75% and 3.625% exchangeable senior notes at issuance based on effective interest rates of 5.630%, 5.958% and 6.555%, respectively. The aggregate carrying amount of the debt component was approximately $1.87 billion and $1.86 billion (net of the FSP No. 14-1 adjustment of approximately $169.6 million and $179.0 million) at March 31, 2009 and December 31, 2008, respectively. As a result, the Company attributed an aggregate of approximately $230.3 million of the proceeds to the equity component of the notes, which represents the excess proceeds received over the fair value of the notes at the date of issuance. The equity component of the notes has been reflected within Partners’ Capital in the Consolidated Balance Sheets. The Company reclassified approximately $1.0 million of deferred financing costs to Partners’ Capital, which represented the costs attributable to the equity components of the notes. The carrying amount of the equity component was approximately $229.3 million at March 31, 2009 and December 31, 2008. The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption dates or, in the case of the 2014 notes, the maturity date) as additional non-cash interest expense. The additional non-cash interest expense will increase in subsequent reporting periods through the first optional redemption dates (or, in the case of the 2014 notes, the maturity date) as the debt accretes to its par value over the same period. The aggregate contractual interest expense for March 31, 2009 and 2008 was approximately $18.5 million and $11.2 million, respectively. As a result of applying FSP No. APB 14-1, the Company reported additional non-cash interest expense of approximately $9.4 million and $5.5 million for the quarters ended March 31, 2009 and March 31, 2008, respectively. FSP No. APB 14-1 requires companies to retrospectively apply the requirements of the pronouncement to all periods presented. As a result, the revised diluted earnings per share for the three months ended March 31, 2008 was reduced by $0.03.

6. Commitments and Contingencies

General

In the normal course of business, the Company guarantees its performance of services or indemnifies third parties against its negligence.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has letter of credit and performance obligations of approximately $22.5 million related to lender and development requirements.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

Insurance

The Company carries insurance coverage on its properties of types and in amounts and with deductibles that it believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”). Currently, the Company’s property insurance program per occurrence limits are $1.0 billion for its portfolio insurance program, including coverage for acts of terrorism certified under TRIA. The Company currently insures certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), in separate stand alone insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including coverage for acts of terrorism certified under TRIA, with $1.375 billion of coverage for losses in excess of $250 million being provided by NYXP, LLC, as a direct insurer. The Company also currently carries nuclear, biological, chemical and radiological terrorism insurance coverage (“NBCR Coverage”) for acts of terrorism certified under TRIA, which is provided by IXP, LLC as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding the properties owned by the Company’s Value-Added Fund and certain other properties owned in joint ventures with third parties or which we manage. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” The program trigger is $100 million and the coinsurance is 15%. Under TRIPRA, if the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. The Company may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in its portfolio or for any other reason. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance and maintain insurance in amounts and on terms that are commercially reasonable.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The mortgages on the Company’s properties typically contain requirements concerning the financial ratings of the insurers who provide policies covering the property. The Company provides the lenders on a regular basis with the identity of the insurance companies in the Company’s insurance programs. The ratings of some of the Company’s insurers are below the rating requirements in some of the Company’s loan agreements and the lenders for these loans could attempt to claim an event of default has occurred under the loan. The Company believes it could obtain insurance with insurers which satisfy the rating requirements. Additionally, in the future, the Company’s ability to obtain debt financing secured by individual properties, or the terms of such financing, may be adversely affected if lenders generally insist on ratings for insurers which are difficult to obtain or which result in a commercially unreasonable premium. There can be no assurance that a deficiency in the financial ratings of one or more of the Company’s insurers will not have a material adverse effect on the Company.

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

7. Noncontrolling Interests

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”) and EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities” (Amended), under which noncontrolling interests of the Company (previously known as “minority interests”) are classified either as a component of equity or in the mezzanine section of the balance sheet as temporary equity depending on the terms of such noncontrolling interests. As a result of the adoption of SFAS No. 160, the Company reclassified the noncontrolling interests in consolidated property partnerships from the mezzanine section of its Consolidated Balance Sheets to capital. The reclassification totaled approximately $5.7 million and $6.9 million as of March 31, 2009 and December 31, 2008, respectively. Noncontrolling interests related to

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

redeemable preferred units and redeemable common units of the Company continue to be classified in the mezzanine section of the Consolidated Balance Sheets. Noncontrolling interests related to redeemable common units of the Company are adjusted each period to reflect the carrying value equal to the greater of the carrying value based on historical cost or the redemption value.

Under SFAS No. 160, net income encompasses the total income of all consolidated subsidiaries and there is a separate disclosure of the attribution of that income between controlling and noncontrolling interests. The implementation of this standard had no effect on the Company’s results of operations. As a result of the adoption of SFAS No. 160, net income attributable to noncontrolling interests is now deducted from net income in the determination of net income attributable to Company for all periods presented. In addition, other comprehensive income (loss) attributable to noncontrolling interests is now deducted from comprehensive income in the determination of comprehensive income attributable to the Company for all periods presented.

Noncontrolling interests relate to the interests in the Company not owned by Boston Properties, Inc. and interests in property partnerships not wholly-owned by the Company. As of March 31, 2009, the noncontrolling interests consisted of 19,877,414 OP Units, 1,451,935 LTIP Units, 1,080,938 2008 OPP Units and 1,113,044 Series Two Preferred Units (or 1,460,688 OP Units on an as converted basis) held by parties other than Boston Properties, Inc.

Noncontrolling Interest—Redeemable Preferred Units

The Preferred Units at March 31, 2009 consisted solely of 1,113,044 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) a rate ranging from 5.00% to 7.00% per annum (7.00% for the three months ended March 31, 2009 and 2008) on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). Distributions on the Series Two Preferred Units are payable quarterly and, unless the greater rate described in the next sentence applies, accrue at 7.0% until May 12, 2009 and 6.0% thereafter. If distributions on the number of OP Units into which the Series Two Preferred Units are convertible are greater than distributions calculated using the rates described in the preceding sentence for the applicable quarterly period, then the greater distributions are payable instead. The holders of Series Two Preferred Units have the right to require the Company to redeem their units for cash at the redemption price of $50.00 per unit on May 12, 2009, May 12, 2010, May 12, 2011, May 14, 2012, May 14, 2013 and May 12, 2014. The maximum number of units that may be required to be redeemed from all holders on each of these dates is 1,007,662, which is one-sixth of the number of Series Two Preferred Units that were originally issued. No holder exercised its right to have its Series Two Preferred Units redeemed for cash as of May 12, 2009. The Company also has the right, under certain conditions and at certain times, to redeem Series Two Preferred Units for cash and to convert into OP Units any Series Two Preferred Units that are not redeemed when they are eligible for redemption.

On February 17, 2009, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.89239 per unit.

Noncontrolling Interest—Common Units

During the three months ended March 31, 2009, 31,655 OP Units were presented by the holders for redemption and were redeemed by the Company in exchange for an equal number of shares of Common Stock.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2009, the Company had outstanding 1,080,938 2008 OPP Units. Prior to the measurement date on February 5, 2011, 2008 OPP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of 2008 OPP Units, both vested and unvested, which 2008 OPP award recipients have earned, if any, based on the establishment of an outperformance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.

On January 30, 2009, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit and a distribution on the 2008 OPP Units in the amount of $0.068 per unit to holders of record as of the close of business on December 31, 2008.

On March 17, 2009, Boston Properties, Inc., as general partner of the Company, declared a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit and a distribution on the 2008 OPP Units in the amount of $0.068 per unit, in each case payable on April 30, 2009 to holders of record as of the close of business on March 31, 2009.

The Series Two Preferred Units may be converted into OP Units at the election of the holder thereof at any time. A holder of an OP Unit may present such OP Unit to the Company for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Company must redeem such OP Unit for cash equal to the then value of a share of common stock of Boston Properties, Inc. Boston Properties, Inc. may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (not owned by Boston Properties, Inc. and including LTIP Units assuming that all conditions have been met for the conversion thereof) and Series Two Preferred Units had such units been redeemed at March 31, 2009 was approximately $747.2 million and $55.7 million, respectively, based on the closing price of Boston Properties, Inc.’s common stock of $35.03 per share on March 31, 2009.

The following table reflects the activity of the noncontrolling interests – redeemable common units for the three months ended March 31, 2009:

Noncontrolling interests – redeemable common units at January 1, 2009:	$1,147,057
Equity compensation associated with noncontrolling interests	6,694
Net income attributable to noncontrolling interests	7,826
Distributions to noncontrolling interests	(14,578)
Adjustment for noncontrolling interests ownership in the Company	(329,325)

Noncontrolling interests – redeemable common units at March 31, 2009:	$817,674

Noncontrolling Interest—Property Partnerships

The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $5.7 million at March 31, 2009, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.

On January 5, 2009, the Company paid $25.0 million in connection with the agreement entered into in May 2006 to redeem the outside members’ equity interests in the limited liability company that owns Citigroup Center.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the activity of the noncontrolling interests – property partnerships for the three months ended March 31, 2009:

Noncontrolling interests – property partnerships at January 1, 2009:	$6,900
Net income attributable to noncontrolling interest	510
Distributions to noncontrolling interest holders	(1,750)

Noncontrolling interests – property partnerships at March 31, 2009:	$5,660

8. Partners’ Capital

As of March 31, 2009, Boston Properties, Inc. owned 1,426,079 general partnership units and 119,852,444 limited partnership units.

During the three months ended March 31, 2009, Boston Properties, Inc. acquired 31,655 OP Units in connection with the redemption of an equal number of redeemable OP Units from third parties.

On January 30, 2009, the Company paid a distribution in the amount of $0.68 per OP Unit to unitholders of record as of the close of business on December 31, 2008. On March 17, 2009, Boston Properties, Inc., as general partner of the Company, declared a distribution in the amount of $0.68 per OP Unit payable on April 30, 2009 to unitholders of record as of the close of business on March 31, 2009.

9. Earnings Per Common Unit

Earnings per common unit has been computed pursuant to the provisions of SFAS No. 128. During 2004, the Company adopted EITF 03-6 “Participating Securities and the Two-Class Method under FASB 128” (“EITF 03-6”), which provides further guidance on the definition of participating securities. Pursuant to EITF 03-6, the Company’s Series Two Preferred Units, which are reflected as Noncontrolling Interests—Redeemable Partnership Units in the Company’s Consolidated Balance Sheets, are considered participating securities and are included in the computation of basic and diluted earnings per common unit of the Company if the effect of applying the if-converted method is dilutive. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of the Company. In June 2008, the FASB issued FSP EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-06-1”). FSP EITF 03-06-1 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common unit pursuant to the two-class method. FSP EITF 03-06-1 requires the retrospective adjustment of all prior-period earnings per common unit data presented (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of the FSP. Early application was not permitted. As a result, the Company’s unvested restricted stock, LTIP Units and 2008 OPP Units are considered participating securities and are included in the computation of basic and diluted earnings per common unit of the Company if the effect of applying the if-converted method is dilutive. The adoption of FSP 03-6-1 on January 1, 2009 did not have a material impact on the Company’s computation of earnings per common unit. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 20,294,000 and 20,375,000 redeemable common units for the three months ended March 31, 2009 and 2008, respectively. The following table provides a reconciliation of both the net income and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income available to common unitholders by the weighted-average number of common units outstanding during the period.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the three months ended March 31, 2009
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to the common unitholders of Boston Properties Limited Partnership.	$54,586	141,550	$0.39
Effect of Dilutive Securities:
Stock Based Compensation	—	212	(0.00)
Diluted Earnings:

Net income	$54,586	141,762	$0.39

	For the three months ended March 31, 2008
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income attributable to the common unitholders of Boston Properties Limited Partnership before allocation of undistributed earnings of Participating Securities	$101,181	139,911	$0.72
Allocation of undistributed earnings of Participating Securities	(86)	—	(0.00)

Net income attributable to the common unitholders of Boston Properties Limited Partnership	101,095	139,911	0.72
Effect of Dilutive Securities:
Stock Based Compensation	—	1,486	(0.00)
Diluted Earnings:

Net income	$101,095	141,397	$0.72

10. Stock Option and Incentive Plan

During the three months ended March 31, 2009, Boston Properties, Inc. issued 60,038 shares of restricted common stock and the Company issued 506,493 LTIP Units to employees under the 1997 Stock Option and Incentive Plan (the “1997 Plan”). Employees paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit. The shares of restricted stock were valued at approximately $2.6 million ($43.80 per share). The LTIP Units were valued at approximately $20.3 million ($40.16 per unit fair value) using a Monte Carlo simulation method model in accordance with the provisions of SFAS No. 123R. The per unit fair value of each LTIP Unit granted was estimated on the date of grant using the following assumptions: an expected life of 5.6 years, a risk-free interest rate of 1.87% and an expected price volatility of 40.0%. An LTIP Unit is generally the economic equivalent of a share of restricted stock in Boston Properties, Inc. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. The restricted stock and LTIP Units granted to employees between January 1, 2004 and November 2006 vest over a five-year term. Grants of restricted stock and LTIP Units made in and after November 2006 vest in four equal annual installments. Restricted stock and LTIP Units are measured at fair value on the date of grant based on the number of shares or units granted, as adjusted for forfeitures and the closing price of Boston Properties, Inc.’s common stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Partners’ Capital in the Consolidated Balance Sheets. Stock-based compensation expense associated with restricted stock, LTIP Units and 2008 OPP Units was approximately $6.8 million and

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$5.2 million for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, there was $48.8 million of unrecognized compensation cost related to unvested restricted stock and LTIP Units and $12.9 million of unrecognized compensation cost related to unvested 2008 OPP Units that is expected to be recognized over a weighted-average period of approximately 3.1 years.

11. Segment Information

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Greater Boston, Greater Washington, D.C., Midtown Manhattan, Greater San Francisco and New Jersey. Segments by property type include: Class A Office, Office/Technical and Hotel.

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services, general and administrative expenses, interest expense, depreciation and amortization expense, loss from suspension of development, noncontrolling interests, income from unconsolidated joint ventures, gains on sales of real estate, net derivative losses and losses from investments in securities are not included in Net Operating Income as the internal reporting addresses these items on a corporate level.

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

Information by geographic area and property type (dollars in thousands):

Three months ended March 31, 2009 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$91,488	$77,085	$111,151	$55,516	$15,653	$350,893
Office/Technical	7,857	4,116	—	—	—	11,973
Hotel	6,062	—	—	—	—	6,062

Total	105,407	81,201	111,151	55,516	15,653	368,928

% of Total	28.57%	22.01%	30.13%	15.05%	4.24%	100.00%
Real Estate Operating Expenses:
Class A	34,726	22,208	36,002	19,313	7,850	120,099
Office/Technical	2,666	1,096	—	—	—	3,762
Hotel	5,472	—	—	—	—	5,472

Total	42,864	23,304	36,002	19,313	7,850	129,333

% of Total	33.14%	18.02%	27.84%	14.93%	6.07%	100.00%

Net Operating Income	$62,543	$57,897	$75,149	$36,203	$7,803	$239,595

% of Total	26.10%	24.16%	31.37%	15.11%	3.26%	100.00%

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three months ended March 31, 2008 (dollars in thousands):

	Greater Boston	Greater Washington, D.C.	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$88,459	$66,538	$109,727	$54,224	$16,692	$335,640
Office/Technical	7,376	3,763	—	—	—	11,139
Hotel	6,524	—	—	—	—	6,524

Total	102,359	70,301	109,727	54,224	16,692	353,303

% of Total	28.97%	19.90%	31.06%	15.35%	4.72%	100.00%
Real Estate Operating Expenses:
Class A	33,565	19,596	34,543	19,225	7,484	114,413
Office/Technical	2,469	851	—	—	—	3,320
Hotel	5,897	—	—	—	—	5,897

Total	41,931	20,447	34,543	19,225	7,484	123,630

% of Total	33.92%	16.53%	27.94%	15.55%	6.06%	100.0%

Net Operating Income	$60,428	$49,854	$75,184	$34,999	$9,208	$229,673

% of Total	26.30%	21.71%	32.74%	15.24%	4.01%	100.00%

The following is a reconciliation of net operating income to net income attributable to the common units of Boston Properties Limited Partnership:

	Three months ended March 31,
	2009	2008
Net operating income	$239,595	$229,673
Add:
Development and management services income	8,296	5,477
Interest and other income	320	12,652
Income from unconsolidated joint ventures	5,097	1,042
Gains on sales of real estate	2,795	23,438
Less:
General and administrative expense	(17,420)	(19,588)
Interest expense	(78,930)	(72,496)
Depreciation and amortization expense	(75,314)	(72,704)
Loss from suspension of development	(27,766)	—
Net derivative losses	—	(3,788)
Losses from investments in securities	(587)	(873)
Noncontrolling interests in property partnerships	(510)	(625)
Noncontrolling interest—redeemable preferred units	(990)	(1,027)

Net income attributable to the common unitholders of Boston Properties Limited Partnership	$54,586	$101,181

12. Newly Issued Accounting Standards

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF No. 07-5). EITF No. 07-5 requires entities to

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

apply a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock. EITF No. 07-5 was effective on January 1, 2009. The adoption of EITF No. 07-5 did not have a material impact on the Company.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP No. FAS 107-1”). FSP No. FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair-value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements. FSP No. FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP No. FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not expect that the adoption of FSP No. FAS 107-1 will have a material impact on the Company.

13. Subsequent Events

On April 21, 2009, the Company obtained construction financing totaling $215.0 million collateralized by its Russia Wharf development project located in Boston, Massachusetts. Russia Wharf, also known as 280 Congress Street, consists of a mixed-use project with approximately 846,000 net rentable square feet. Wellington Management Company, LLP has leased approximately 450,000 square feet of the office space in the development. The construction financing bears interest at a variable rate equal to LIBOR plus 3.00% per annum and matures on April 21, 2012 with two, one-year extension options.

On April 30, 2009, Lehman Brothers, Inc., the Company’s tenth largest tenant (by square feet) with approximately 437,000 net rentable square feet in its 399 Park Avenue property, rejected its lease in bankruptcy. The Company had previously established a reserve for the full amount of the Lehman Brothers, Inc. accrued straight-line rent balance. Lehman Brothers, Inc. paid rent through the month of April 2009 for all its space and will continue to occupy approximately 180,000 net rentable square feet through June 30, 2009, for which the Company will receive an aggregate of approximately $6.5 million in the second quarter of 2009. In addition, the Company has signed leases with tenants for approximately 37,000 net rentable square feet of the vacated space. Lehman Brothers, Inc. had contributed approximately $44.9 million per year on a contractual basis to the Company’s revenues from this lease.

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

•	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis.

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

The impact of the current state of the economy, including the high rate of unemployment, constrained capital and the deleveraging of the financial system, continues to negatively impact the fundamentals of our business, including overall market occupancy and rental rates. Our core strategy has always been to operate in supply constrained markets with high barriers to entry and to focus on executing long-term leases with financially strong tenants. Historically, this combination has tended to reduce our exposure to down cycles, but if major tenants in our markets come under financial pressure and do not utilize all of their space it will likely lead to increased supply through subletting or tenant defaults and a corresponding reduction in market rental rates.

We believe that tenant defaults will continue, that overall demand for office space will continue to decline due to significant job losses in the financial and professional services industries and that market rents will remain under pressure for the foreseeable future. While it is not clear how long these trends will persist, our experiences in past recessions suggest that we will not see unemployment peak and job growth begin until the later stages of a broad economic recovery. Despite this, we believe there will be opportunities to increase revenue and cash flow because leasing transactions tend to be driven by specific tenants’ space needs originating from lease expirations, expansions, mergers and other considerations, including a “flight to quality” such as that provided by our properties.

After announcing the suspension of our 250 West 55th Street project, our development pipeline has a total estimated budget of approximately $1.36 billion and the office and retail space associated with these developments is 75% pre-leased to tenants. As of March 31, 2009, we had invested approximately $540 million of this total in our current active developments. As of March 31, 2009, our existing construction loans for our current development projects had $52.0 million remaining to be drawn out of a total of $145.0 million and we had $144 million in cash and $884 million available under our Unsecured Line of Credit. In April 2009, we obtained a $215.0 million construction loan for our Russia Wharf development project. We anticipate funding the development projects through a combination of this existing liquidity and excess cash flow generated by our operating properties, which may be supplemented by new construction loan facilities and/or the incurrence of additional secured or unsecured debt. Despite the ongoing challenges in the credit markets, we believe the quality of our assets and our strong balance sheet align ourselves well with the lenders’ current investment selectivity and should enable us to access the credit markets even in the current difficult environment. For example, in April 2009, we closed on a $215.0 million construction loan facility collateralized by our Russia Wharf development project and in November 2008, we completed a $375 million financing of our Embarcadero Center Four property.

As we continue to explore ways of bolstering our capital position, we also anticipate reducing our dividend to a level that will approximate our taxable income. Based on our current projections and absent any unanticipated circumstances, we expect that our quarterly distribution will be approximately $0.50 per unit for the next several quarters. See “—Liquidity and Capital Resources.”

We believe the successful lease-up and completion of our development pipeline will enhance our long-term return on equity and earnings growth as these developments are placed in-service in 2009, 2010 and 2011. We do not anticipate undertaking any new development projects in the foreseeable future without significant pre-leasing commitments from creditworthy tenants. Our focus on acquisition activity has moderated, but we continue to actively monitor the market and may seek opportunities to selectively acquire high-quality real estate at attractive returns.

Transactions during the three months ended March 31, 2009 included the following:

•

On January 5, 2009, we paid the final installment of $25.0 million in connection with the agreement entered into in May 2006 to redeem the outside members’ equity interests in the limited liability company that owns Citigroup Center.

•	On January 16, 2009, we acquired the development rights for the site at 17 Cambridge Center in Cambridge, Massachusetts for approximately $11.4 million.

•

On February 6, 2009, we announced that we are suspending construction on our 1,000,000 square foot office building at 250 West 55th Street in New York City. We intend to complete the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and therefore anticipate that most construction activity on this project will be completed by the end of the fourth quarter of 2009. We expect the suspension of development will reduce our 2009 capitalized interest by up to approximately $5 million and will reduce 2009 capitalized wages by a modest amount. These reductions will result in corresponding incremental increases to our anticipated interest expense and general and administrative expense. During the first quarter of 2009, we recognized aggregate costs of approximately $27.8 million related to the suspension of development. For the remainder of fiscal 2009, we expect to recognize an additional $2.7 million of costs related to the suspension of development.

Transactions completed subsequent to March 31, 2009:

•

On April 21, 2009, we obtained construction financing totaling $215.0 million collateralized by our Russia Wharf development project located in Boston, Massachusetts. Russia Wharf, also known as 280 Congress Street, consists of a mixed-use project with approximately 846,000 net rentable square feet. Wellington Management Company, LLP has leased approximately 450,000 square feet of the office space in the development. The construction financing bears interest at a variable rate equal to LIBOR plus 3.00% per annum and matures on April 21, 2012 with two, one-year extension options.

•

On April 30, 2009, Lehman Brothers, Inc., our tenth largest tenant (by square feet) with approximately 437,000 net rentable square feet in our 399 Park Avenue property, rejected its lease in bankruptcy. We had previously established a reserve for the full amount of the Lehman Brothers, Inc. accrued straight-line rent balance. Lehman Brothers, Inc. paid rent through the month of April 2009 for all its space and will continue to occupy approximately 180,000 net rentable square feet through June 30, 2009, for which we will receive an aggregate of approximately $6.5 million in the second quarter of 2009. In addition, we have signed leases with tenants for approximately 37,000 net rentable square feet of the vacated space. Lehman Brothers, Inc. had contributed approximately $44.9 million per year on a contractual basis to our revenues from this lease.

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

Real Estate

Upon acquisitions of real estate, we assess the fair value of acquired tangible and intangible assets, including land, buildings, tenant improvements, “above-” and “below-market” leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” and allocate the purchase price to the acquired assets and assumed liabilities, including land at appraised value and buildings at replacement cost. We assess and consider fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that we deem appropriate, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also consider an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals. Based on our acquisitions to date, our allocation to customer relationship intangible assets has been immaterial.

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

These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over the life of the related asset. Under the equity method of accounting, our net equity is reflected within the Consolidated Balance Sheets, and our share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses, however, our recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. For ownership interests in variable interest entities, we consolidate those in which we are the primary beneficiary. Our investments in unconsolidated joint ventures are reviewed for impairment periodically and we record impairment charges when events or circumstances change indicating that a decline in the fair value below the carrying values have occurred and such decline is other-than-temporary. The ultimate realization of our investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. We will record an impairment charge if we determine that a decline in the value of an investment in an unconsolidated joint venture is other than temporary.

The combined summarized financial information of the unconsolidated joint ventures is disclosed in Note 4.

Revenue Recognition

Contractual rental revenue is reported on a straight-line basis over the terms of our respective leases. In accordance with SFAS No. 141(R), we recognize rental revenue of acquired in-place “above-” and “below-market” leases at their fair values over the terms of the respective leases. Accrued rental income as reported on the Consolidated Balance Sheets represents rental income recognized in excess of rent payments actually received pursuant to the terms of the individual lease agreements.

For the three months ended March 31, 2009, we recorded $1.3 million of rental revenue representing the adjustments of rents from “above-” and “below- market” leases in accordance with SFAS No. 141(R). For the three months ended March 31, 2009, the impact of the straight-line rent adjustment increased rental revenue by approximately a $13.0 million. Amounts exclude SFAS No. 141(R) and straight-line income from unconsolidated joint ventures, which are disclosed in Note 4 of the Consolidated Financial Statements.

Our leasing strategy is generally to secure creditworthy tenants that meet our underwriting guidelines. Furthermore, following the initiation of a lease, we continue to actively monitor the tenant’s creditworthiness to ensure that all tenant related assets are recorded at their realizable value. When assessing tenant credit quality, we:

•	review relevant financial information, including:

•	financial ratios;

•	net worth;

•	revenue;

•	cash flows;

•	leverage; and

•	liquidity;

•	evaluate the depth and experience of the tenant’s management team; and

•	assess the strength/growth of the tenant’s industry.

As a result of the underwriting process, tenants are then categorized into one of three categories:

(1)	low risk tenants;

(2)	the tenant’s credit is such that we require collateral, in which case we:

•	require a security deposit; and/or

•	reduce upfront tenant improvement investments; or

(3)	the tenant’s credit is below our acceptable parameters.

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

If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 6.9 years as of March 31, 2009. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

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

Depreciation and Amortization

We compute depreciation and amortization on our properties using the straight-line method based on estimated useful asset lives. In accordance with SFAS No. 141(R), we allocate the acquisition cost of real estate to land, building, tenant improvements, acquired “above-” and “below-market” leases, origination costs and acquired in-place leases based on an assessment of their fair value and depreciate or amortize these assets over their useful lives. The amortization of acquired “above-” and “below-market” leases and acquired in-place leases is recorded as an adjustment to revenue and depreciation and amortization, respectively, in the Consolidated Statements of Operations.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the three months ended March 31, 2009 and 2008.

At March 31, 2009 and March 31, 2008, we owned or had interests in a portfolio of 147 and 139 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio are necessarily meaningful. Therefore, the comparison of operating results for the three months ended March 31, 2009 and 2008 show separately the changes attributable to the properties that were owned by us throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in Properties Acquired, Sold and Placed In-Service.

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

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income attributable to common unitholders of Boston Properties Limited Partnership, the most directly comparable GAAP financial measure, plus loss from investments in securities, loss from suspension of development, net derivative losses, depreciation and amortization, interest expense, general and administrative expense, less gains on sales of real estate, income attributable to noncontrolling interests, income from unconsolidated joint ventures, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 126 properties totaling approximately 30.0 million net rentable square feet of space. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2008 and owned through March 31, 2009. The Total Property Portfolio includes the effects of the other properties either placed in-service or acquired after January 1, 2008 or disposed of on or prior to March 31, 2009. There were no properties that were repositioned after January 1, 2008. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended March 31, 2009 and 2008 with respect to the properties which were acquired, placed in-service or sold.

	Same Property Portfolio				Properties Sold		Properties Acquired		Properties Placed In-Service		Total Property Portfolio
	2009	2008	Increase/ (Decrease)	% Change	2009	2008	2009	2008	2009	2008	2009	2008	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue:
Rental Revenue	$345,594	$335,640	$9,954	2.97%	$—	$90	$1,786	$—	$14,880	$7,669	$362,260	$343,399	$18,861	5.49%
Termination Income	606	3,380	(2,774)	(82.07)%	—	—	—	—	—	—	606	3,380	(2,774)	(82.07)%

Total Rental Revenue	346,200	339,020	7,180	2.12%	—	90	1,786	—	14,880	7,669	362,866	346,779	16,087	4.64%

Real Estate Operating Expenses	119,258	115,918	3,340	2.88%	—	66	292	—	4,311	1,749	123,861	117,733	6,128	5.20%

Net Operating Income, excluding hotels	226,942	223,102	3,840	1.72%	—	24	1,494	—	10,569	5,920	239,005	229,046	9,959	4.35%

Hotel Net Operating Income(1)	590	627	(37)	(5.90)%	—	—	—	—	—	—	590	627	(37)	(5.90)%

Consolidated Net Operating Income(1)	227,532	223,729	3,803	1.70%	—	24	1,494	—	10,569	5,920	239,595	229,673	9,922	4.32%

Other Revenue:
Development and Management Services											8,296	5,477	2,819	51.47%
Interest and Other											320	12,652	(12,332)	(97.47)%

Total Other Revenue											8,616	18,129	(9,513)	(52.47)%
Other Expenses:
General and administrative expense											17,420	19,588	(2,168)	(11.07)%
Interest expense											78,930	72,496	6,434	8.87%
Depreciation and amortization	70,470	71,218	(748)	(1.05)%	—	—	1,303	—	3,541	1,486	75,314	72,704	2,610	3.59%
Loss from suspension of development											27,766	—	27,766	100.00%
Net derivative losses											—	3,788	(3,788)	(100.00)%
Loss from investments in securities											587	873	(286)	(32.76)%

Total Other Expenses	70,470	71,218	(748)	(1.05)%	—	—	1,303	—	3,541	1,486	200,017	169,449	30,568	18.03%

Income before income from unconsolidated joint ventures, gains on sale of real estate and net income attributable to noncontrolling interest	$157,062	$152,511	$4,551	2.98%	$—	$24	$191	$—	$7,028	$4,434	$48,194	$78,353	$(30,159)	(38.49)%
Income from unconsolidated joint ventures	$1,218	$1,042	$176	16.89%	$—	$—	$4,521	$—	$(642)	$—	5,097	1,042	4,055	389.16%
Gains on sales of real estate											2,795	23,438	(20,643)	(88.07)%

Net Income											56,086	102,833	(46,747)	(45.46)%
Net Income attributable to noncontrolling interest:
Noncontrolling interests in property partnerships											(510)	(625)	115	18.40%
Noncontrolling interest—redeemable preferred units											(990)	(1,027)	(37)	(3.60)%

Net Income attributable to the common unitholders of Boston Properties Limited Partnership.											$54,586	$101,181	$(46,595)	(46.05)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 29. Hotel Net Operating Income for the three months ended March 31, 2009 and 2008 are comprised of Hotel Revenue of $6,062 and $6,524 less Hotel Expenses of $5,472 and $5,897 respectively per the Consolidated Statement of Operations.

Rental Revenue

The increase of approximately $18.9 million in the Total Property Portfolio Rental Revenue is comprised of increases and decreases within the four categories that comprise our Total Property Portfolio. Rental revenue from the Same Property Portfolio increased approximately $10.0 million, Properties Sold decreased approximately $0.1 million, Properties Acquired increased approximately $1.8 million and Properties Placed In-Service increased approximately $7.2 million.

Rental revenue from the Same Property Portfolio increased approximately $10.0 million for the three months ended March 31, 2009 compared to 2008. Included in same store rental revenue is an overall increase in contractual rental revenue and straight-line rent of approximately $8.1 million. Approximately $2.1 million of the increase from the Same Property Portfolio was due to an increase in recoveries from tenants which correlates with the increase in operating expenses. Approximately $0.2 million relates to a decrease in parking and other income. On April 30, 2009, Lehman Brothers, Inc., our tenth largest tenant (by square feet) with approximately 437,000 net rentable square feet in its 399 Park Avenue property, rejected its lease in bankruptcy. Lehman Brothers, Inc. paid rent through the month of April 2009 for all of its space and will continue to occupy approximately 180,000 net rentable square feet through June 2009, for which we will receive an aggregate of approximately $6.5 million in the second quarter of 2009. In addition, we have signed leases with tenants for approximately 37,000 square feet of the vacated space. Because Lehman Brothers’ rent had contributed approximately $44.9 million per year on a contractual basis to our revenues from this lease, we expect the rejection of the lease to have a material adverse impact on our revenue.

Revenue from Properties Sold decreased by approximately $0.1 million due to the transfer of Mountain View Research Park and Mountain View Technology Park to the Value-Added Fund on January 7, 2008. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for the properties and our continued ownership interest.

The acquisition of 635 Massachusetts Avenue on September 26, 2008 increased rental revenue from Properties Acquired by approximately $1.8 million for the three months ended March 31, 2009.

The increase in rental revenue from Properties Placed In-Service relates to fully placing in-service our 505 9th Street development project in the first quarter of 2008 and our 77 CityPoint and South of Market development projects during the fourth quarter of 2008. In addition, we partially placed in-service the One Preserve Parkway development project during the second quarter of 2008. Rental Revenue from Properties Placed In-Service increased approximately $7.2 million, as detailed below:

Property	Date Placed In-Service	Rental Revenue for the three months ended March 31,
		2009	2008	Change
		(in thousands)
505 9th Street	First Quarter, 2008	$5,550	$4,657	$893
South of Market	Fourth Quarter, 2008	6,690	2,792	3,898
77 CityPoint	Fourth Quarter, 2008	2,244	220	2,024
One Preserve Parkway	Second Quarter, 2008	396	—	396

Total		$14,880	$7,669	$7,211

Termination Income

Termination income for the three months ended March 31, 2009 was related to five tenants across the Total Property Portfolio that terminated their leases and we recognized termination income totaling approximately $0.6 million. This compared to termination income of approximately $3.4 million for the three months ended March 31, 2008 related to nine tenants.

Real Estate Operating Expenses

The $6.1 million increase in operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Total Property Portfolio is comprised of increases and decreases within the four categories that comprise our Total Property Portfolio. Operating expenses for the Same Property Portfolio increased approximately $3.3 million, Properties Sold decreased approximately $0.1 million, Properties Acquired increased approximately $0.3 million and Properties Placed In-Serviced increased approximately $2.6 million.

Operating expenses from the Same Property Portfolio increased approximately $3.3 million for the three months ended March 31, 2009 compared to 2008. Included in Same Property Portfolio operating expenses is an increase in real estate taxes of approximately $4.9 million, or 10.5% of which approximately $2.6 million related to a tax rate increase in New York City. This was offset by an overall decrease of approximately $1.6 million related to other property-related expenses.

A decrease of approximately $0.1 million in the Total Property Portfolio operating expenses was due to the transfer of Mountain View Research Park and Mountain View Technology Park to the Value-Added Fund on January 7, 2008. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for the properties and our continued ownership interest.

The acquisition of 635 Massachusetts Avenue on September 26, 2008 increased operating expense from Properties Acquired by approximately $0.3 million for the three months ended March 31, 2009.

The increase in operating expenses from Properties Placed In-Service relates to fully placing in-service our 505 9th Street development project in the first quarter of 2008 and our 77 CityPoint and South of Market development projects during the fourth quarter of 2008. In addition, we partially placed in-service the One Preserve Parkway development project during the second quarter of 2008. Operating Expenses from Properties Placed In-Service increased approximately $2.6 million, as detailed below:

	Date Placed In-Service	Real Estate Operating Expenses for the three months ended March 31,
Property		2009	2008	Change
		(in thousands)
505 9th Street	First Quarter, 2008	$1,731	$1,293	$438
South of Market	Fourth Quarter, 2008	1,811	390	1,421
77 CityPoint	Fourth Quarter, 2008	513	66	447
One Preserve Parkway	Second Quarter, 2008	256	—	256

Total		$4,311	$1,749	$2,562

We continue to review and monitor the impact of rising insurance, labor and energy costs, as well as other factors, on our operating budgets for fiscal 2009. Because some operating expenses are not recoverable from tenants, an increase in operating expenses due to one or more of the foregoing factors could have an adverse effect on our results of operations.

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property decreased by approximately $37,000 for the three months ended March 31, 2009 as compared to 2008. We expect our hotel net operating income for fiscal 2009 to between $7 million and $7.5 million.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the three months ended March 31, 2009 and 2008.

	2009	2008	Percentage Change
Occupancy	69.2%	68.6%	1.0%
Average daily rate	$168.32	$180.59	(6.8)%
Revenue per available room, REVPAR	$116.68	$123.94	(5.9)%

Development and Management Services

Development and management services income increased approximately $2.8 million for the three months ended March 31, 2009 compared to 2008. The increase is primarily attributed to $2.0 million of ongoing management fees and leasing fees from our joint ventures that acquired the General Motors Building, 540 Madison Avenue, Two Grand Central Tower and 125 West 55th Street in New York City, as well as development fees of approximately $1.8 million for our 20 F Street third-party development project, offset by a decrease of approximately $1.0 million in management fees. We expect third-party fee income for fiscal 2009 to be between $30 million and $32 million.

Interest and Other Income

Interest and other income decreased approximately $12.3 million for the three months ended March 31, 2009 compared to 2008 as a result of lower overall interest rates and decreased average cash balances. The average cash balances for the three months ended March 31, 2009 and March 31, 2008 were approximately $120.4 million and $1.1 billion, respectively. In addition, the average interest rate for the three months ended March 31, 2009 compared to March 31, 2008 decreased by approximately 2.50%.

Other Expenses

General and Administrative

General and administrative expenses decreased approximately $2.2 million for the three months ended March 31, 2009 compared to 2008. The decrease was relating to approximately $1.6 million of expense that was recognized during the three months ended March 31, 2008 related to abandoned projects and a decrease of approximately $1.5 million for the three months ended March 31, 2009 related to bonus compensation, offset by an increase of approximately $0.9 million related to the 2008 OPP Awards and our deferred compensation plan. We anticipate our general and administrative expense to decrease and will be between approximately $71 million and $73 million for the remainder of fiscal 2009.

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $6.4 million for the three months ended March 31, 2009 compared to 2008 as detailed below:

Transaction	Interest Expense for the three months ended March 31,
	2009	2008	Change
	(in thousands)
Decreases to interest expense due to:
Repayment of mortgages	$—	$9,517	$(9,517)
Increase in capitalized interest costs	(12,110)	(10,294)	(1,816)
Principal amortization of continuing debt and other	34,590	34,697	(107)

Total decreases to interest expense	$22,480	$33,920	$(11,440)

Increases to interest expense due to:
New mortgages	$6,566	$—	$6,566
Issuance by our Operating Partnership of exchangeable senior notes (excluding the FSP No. APB 14-1 interest expense)	40,454	33,110	7,344
FSP No. APB 14-1 interest expense	9,430	5,466	3,964

Total increases to interest expense	$56,450	$38,576	$17,874

Total interest expense	$78,930	$72,496	$6,434

We anticipate our net interest expense to be between approximately $320 million and $330 million for fiscal 2009.

Effective January 1, 2009, we adopted Financial Accounting Standards Board Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”) that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. See Note 5 to the Consolidated Financial Statements. FSP No. APB 14-1 requires companies to retrospectively apply the requirements of the pronouncement to all periods presented. Our current estimate of the incremental interest expense excluding the impact of capitalized interest for each reporting period is as follows:

For the year ended December 31:	Approximate Amount
(in thousands)
2006	$4,200
2007	19,300
2008	27,700
2009	38,600
2010	41,200
2011	43,900
2012	29,800
2013	23,000
2014	2,500

At March 31, 2009, our variable rate debt consisted of our construction loans at South of Market, Democracy Tower (formerly South of Market Phase II) and Wisconsin Place Office construction projects, as well as our borrowings under our Unsecured Line of Credit. The following summarizes our outstanding consolidated debt as of March 31, 2009 and March 31, 2008:

	March 31,
	2009	2008
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$5,710,884	$5,231,337
Variable rate	401,916	188,155

Total	$6,112,800	$5,419,492

Percent of total debt:
Fixed rate	93.43%	96.53%
Variable rate	6.57%	3.47%

Total	100.00%	100.00%

GAAP weighted-average interest rate at end of period:
Fixed rate	6.17%	6.11%
Variable rate	2.03%	5.41%

Total	5.90%	6.09%

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio increased approximately $2.6 million for the three months ended March 31, 2009 compared to 2008. Approximately $0.8 million related to a decrease in the Same Property Portfolio, approximately $1.3 million related to an increase due to Properties Acquired and the remaining increase of approximately $2.1 million was attributed to Properties Placed In-Service.

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the three months ended March 31, 2009 and 2008 were $2.4 million and $3.2 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the three months ended March 31, 2009 and 2008 was $12.1 million and $10.3 million, respectively. These costs are not included in the interest expense referenced above. Due to the suspension of construction at 250 West 55th Street in the fourth quarter of 2009, we expect our 2009 capitalized interest will decrease by up to approximately $5 million and our 2009 capitalized wages will decrease by a modest amount. We expect capitalized interest for fiscal 2009 to be between $45 million and $50 million.

Loss from Suspension of Development

On February 6, 2009, we announced that we are suspending construction on our 1,000,000 square foot office building at 250 West 55th Street in New York City. We intend to complete the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and therefore anticipate that most construction activity on this project will be completed by the end of the fourth quarter of 2009. During the first quarter of 2009, we recognized aggregate costs of approximately $27.8 million related to the suspension of development. For the remainder of fiscal 2009, we expect to recognize an additional $2.7 million of costs related to the suspension of development.

Net Derivative Losses

During the quarter ended March 31, 2008, we modified the estimated dates with respect to our anticipated financings under our interest rate hedging program. As a result, under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, we recognized a net derivative loss of approximately $3.8 million representing the partial ineffectiveness of our interest rate contracts. At March 31, 2008, the fair value of the interest rate contracts related to the effective portion totaling a liability of approximately $49.0 million is included in other liabilities and accumulated other comprehensive loss within our Consolidated Balance Sheet. As of March 31, 2009, we have no outstanding derivative contracts.

Loss from Investments in Securities

We account for investments in trading securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The designation of trading securities is generally determined at acquisition. At March 31, 2009, investment in securities is comprised of an investment, totaling approximately $4.6 million, in an unregistered money market fund. The investment was previously included in Cash and Cash Equivalents. In December 2007, the fund suspended cash redemptions by investors; investors may elect in-kind redemptions of the underlying securities or maintain their investment in the fund and receive distributions as the underlying securities mature or are liquidated by the fund sponsor. As a result, we expect to retain this investment for a longer term than originally intended, and the valuation of our investment is subject to changes in market conditions. Because interests in this fund are now valued at less than their $1.00 par value, we recognized income (losses) of approximately ($32,000) and $0.1 million on our investment during the three months ended March 31, 2009 and 2008, respectively. We also maintain a deferred compensation plan that is designed to allow our officers to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these deferrals. Our obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. We recognized losses of approximately $0.6 million and $1.0 million on the investments in the account associated with our deferred compensation plan during the three months ended March 31, 2009 and 2008, respectively.

Income from Unconsolidated Joint Ventures

For the three months ended March 31, 2009 compared to 2008, income from unconsolidated joint ventures increased by $4.1 million. On June 9, 2008, we completed the acquisition of the General Motors Building for a purchase price of approximately $2.8 billion. On August 12, 2008, we completed the acquisitions of 540 Madison Avenue and Two Grand Central Tower located in New York City, New York for an aggregate purchase price of approximately $705.0 million. On August 13, 2008, we completed the acquisition of 125 West 55th Street located in New York City, New York for an aggregate purchase price of $444.0 million. Each acquisition was completed through a joint venture among us, US Real Estate Opportunities I, L.P., which is a partnership managed by Goldman Sachs, and Meraas Capital LLC, a Dubai-based private equity firm. We have a 60% interest in the venture and provide customary property management and leasing services for the venture.

The following table presents actual financial information for the joint ventures for the three months ended March 31, 2009 for The General Motors Building and 540 Madison Avenue, Two Grand Central Tower and 125 West 55th Street, respectively. These acquisitions will impact our income from unconsolidated joint ventures in future periods.

	The General Motors Building Three months March 31, 2009	540 Madison Avenue, Two Grand Central Tower, 125 West 55th Street Three months March 31, 2009
	(in thousands)	(in thousands)
Base rent and recoveries from tenants	$47,292	$26,472
Straight-line rent	2,866	2,143
Fair value lease revenue	35,537	1,750
Parking and other	535	998

Total rental revenue	86,230	31,363
Operating expenses	19,431	10,089

Revenue less operating expenses	66,799	21,274
Interest expense	36,555	7,983
Fair value interest expense	2,012	1,293
Depreciation and amortization	37,846	11,584

Income (Loss) before elimination of inter-entity interest on partner loan	(9,614)	414

Company’s share of Net Income (Loss) (60%)	(5,768)	248
Basis differential	—	2,430
Elimination of inter-entity interest on partner loan	7,812	—

Company’s share of net income (60%)	$2,044	$2,678

Gains on sales of real estate

On April 14, 2008, we sold a parcel of land located in Washington, D.C. for approximately $33.7 million. We had previously entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet. Due to our involvement in the construction of the project, the gain on sale estimated to total $23.4 million has been deferred and will be recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs. As a result, we recognized a gain on sale during the three months ended March 31, 2009 of approximately $2.8 million.

Noncontrolling interest in Property Partnerships

Noncontrolling interest in property partnerships for the three months ended March 31, 2009 consist of the outside equity owners’ interests in the income from our 505 9th Street property and our Wisconsin Place Office property.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	fund capital expenditures, including major renovations, tenant improvements and leasing costs;

•	fund development costs;

•	fund possible property acquisitions; and

•	make the minimum distribution required to enable Boston Properties, Inc. to maintain its REIT qualification under the Internal Revenue Code of 1986, as amended.

We expect to satisfy these needs using one or more of the following:

•	construction loans;

•	long-term secured and unsecured indebtedness (including unsecured exchangeable indebtedness);

•	cash flow from operations;

•	distribution of cash flows from joint ventures;

•	cash and cash equivalent balances;

•	sales of real estate;

•	issuances of Boston Properties, Inc.’s equity securities and/or additional preferred or common units; and

•	our Unsecured Line of Credit or other short-term bridge facilities.

We believe that our liquidity needs will be satisfied using our cash on hand, cash flows generated by operations, availability under our Unsecured Line of Credit and cash flows provided by other financing activities. We draw on multiple financing sources to fund our long-term capital needs. Our Unsecured Line of Credit is utilized primarily as a bridge facility to fund acquisition opportunities, to refinance outstanding indebtedness and to meet short-term development and working capital needs. We generally fund our development projects with construction loans, which we may guarantee, until project completion or lease-up thresholds are achieved.

The following table presents information on properties under construction for the period ended March 31, 2009 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Square feet	Investment to Date(1)(2)	Estimated Total Investment(1)(2)	Percentage Leased(3)
One Preserve Parkway	Fourth Quarter, 2009	Rockville, MD	1	183,000	$47,787	$60,537	20%
Wisconsin Place (66.67% ownership)(4)(5)	Fourth Quarter, 2009	Chevy Chase, MD	1	290,000	76,442	93,500	91%
Democracy Tower(4)(6)	Third Quarter, 2009	Reston, VA	1	225,000	65,365	87,200	100%
701 Carnegie Center	Fourth Quarter, 2009	Princeton, NJ	1	120,000	21,450	34,000	100%
Weston Corporate Center	Third Quarter, 2010	Weston, MA	1	356,367	42,187	150,000	100%
280 Congress Street (Russia Wharf)(7)(8)	First Quarter, 2012	Boston, MA	2	815,000	243,917	550,000	78	%(9)
2200 Pennsylvania Avenue(10)	Second Quarter, 2012	Washington, DC	2	780,000	43,260	380,000	42	%(11)

Total Properties under Construction			9	2,769,367	$540,408	$1,355,237	75	%(12)

Project Delayed:
250 West 55th Street(13)	N/A	New York, NY	1	1,000,000	$436,989	$480,000	22%

Total Properties Delayed			1	1,000,000	$436,989	$480,000	22%

(1)	Represents our share.
(2)	Includes net revenue during lease up period.
(3)	Represents percentage leased as of April 29, 2009.
(4)	Property has a construction loan.
(5)	Includes approximately $50.3 million of land and infrastructure costs invested to date.
(6)	This property was formerly South of Market Phase-II.
(7)	On April 21, 2009, we obtained construction financing totaling $215.0 million.
(8)	Includes 235,000 square feet of residential space and 28,000 square feet of retail space.
(9)	Percentage leased excludes 235,000 square feet of residential space and includes 28,000 square feet of retail space.
(10)	Includes 330,000 square feet of residential space and 71,000 square feet of retail space.
(11)	Percentage leased excludes 330,000 square feet of residential space and includes 71,000 square feet of retail space.
(12)	Percentage leased excludes 565,000 square feet of residential space and includes 99,000 square feet of retail space
(13)	On February 6, 2009, we announced that we are suspending construction. We intend to complete the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and therefore anticipate that most construction activity on this project will be completed by the end of the fourth quarter of 2009. The estimated total investment only reflects the completion of this work and does not reflect the estimated costs of the potential future completion of this project.

As of March 31, 2009, our existing construction loans on the above projects have $52.0 million remaining to be drawn out of a total of $145.0 million. In addition, our Russia Wharf loan, which was obtained on April 21, 2009, has $215 million remaining to be drawn.

Contractual rental revenue, recoveries from tenants, other income from operations, available cash balances, draws on our Unsecured Line of Credit and refinancing of maturing indebtedness are our principal sources of capital used to pay operating expenses, debt service, recurring capital expenditures and the minimum distribution required to enable Boston Properties, Inc. to maintain its REIT qualification. We seek to increase income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our office real estate management, leasing, development and construction businesses. Consequently, we believe our revenue, together with proceeds from financing activities, will continue to provide the necessary funds for our short-term liquidity needs.

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

The credit markets continue to be constrained in the real estate sector, as lenders are primarily focusing on refinancing or restructuring existing loans. Lenders are taking relatively little underwriting risk, the amount of capital they are willing to commit has decreased and the underwriting standards that they are employing have become increasingly conservative.

Including our share of unconsolidated joint venture debt, we have approximately $277 million of remaining debt maturities in 2009. The largest maturity is approximately $185 million for which we have two, one-year extension options and expect to exercise the first extension option in 2009. Two loans having an aggregate principal amount of $68 million are secured mortgages with life insurance companies, at conservative loan to value ratios, and we expect to refinance or replace them at maturity. We also have a maturing joint venture loan (of which our share is $11.8 million), which we expect will be repaid or extended.

In 2010, we have debt maturities totaling approximately $145 million, excluding our Unsecured Line of Credit, and our unconsolidated joint ventures have debt maturities totaling approximately $751 million (of which our share is approximately $398 million). All of the loans, excluding our Unsecured Line of Credit, are secured mortgages. The two largest maturities are loans on 125 West 55th Street and Two Grand Central Tower, and we anticipate reduced loan amounts (which could be materially less than the current loan amounts) as part of the refinancing of these assets and a corresponding amount of additional equity to be funded by us and our venture partners. The remaining loans are moderately leveraged mortgages on stabilized properties where we expect to be able to refinance the existing loan amounts. We intend to be proactive in our refinancing strategy, including requesting financing bids on many of these assets during 2009.

Our Unsecured Line of Credit expires in August 2010 and it contains a one-year extension at our option provided that we are not in default. We currently expect that we will exercise this option and extend the maturity date to August 2011. Our remaining capital commitments over the next few years are to fund our development program.

In total our remaining capital requirements, net of anticipated fundings from existing construction loans, to complete our ongoing developments is approximately $604 million, through the end of 2012. With our cash, availability under our Unsecured Line of Credit, and the anticipated cash flow generated by the operating portfolio, we believe we have sufficient capacity to fund the entire program. In addition, we expect to arrange supplementary construction facilities on a number of these projects as we move through 2009 and 2010 to create additional liquidity.

Finally, in recent years, we have been an active seller of real estate assets and, although we will consider additional asset sales, we do not expect our sales volume to be comparable to that of prior years.

REIT Tax Distribution Considerations

Dividend

A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. Boston Properties, Inc.’s policy is to distribute at least 100% of its taxable income to avoid paying federal tax. With a view toward increasing our equity over time and preserving additional capital, Boston Properties, Inc. expects to reduce its quarterly distribution to a level that approximates its taxable income in 2009. Based on Boston Properties, Inc.’s current expectation for taxable income over the next few years, and absent any unanticipated circumstances, Boston Properties, Inc. expects that our quarterly distribution will be approximately $0.50 per unit for the next several quarters, beginning in July of 2009, which should enable Boston Properties, Inc. to preserve an additional $100 million of capital per year. There can be no assurance that the actual distributions declared by Boston Properties, Inc.’s Board of Directors will not differ materially.

Sales

To the extent that we sell assets and cannot efficiently use the proceeds in a tax deferred manner for either our development activities or attractive acquisitions, we would, at the appropriate time, decide whether it is better to declare a special distribution, adopt a stock repurchase program, reduce our indebtedness or retain the cash for future investment opportunities. Such a decision will depend on many factors including, among others, the timing, availability and terms of development and acquisition opportunities, our then-current and anticipated leverage, the cost and availability of capital from other sources, the price of Boston Properties, Inc.’s common stock and REIT distribution requirements. At a minimum, we expect that we would distribute at least that amount of proceeds necessary for Boston Properties, Inc. to avoid paying corporate level tax on the applicable gains realized from any asset sales.

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were approximately $143.8 million and $794.7 million at March 31, 2009 and 2008, respectively, representing a decrease of approximately $650.9 million. The following table sets forth increases and decreases in cash flows:

	Three months ended March 31,
	2009	2008	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$110,136	$103,623	$6,513
Net cash provided (used in) by investing activities	(92,914)	89,551	(182,465)
Net cash used in financing activities	(114,943)	(905,452)	790,509

Our principal source of cash flow is related to the operation of our office properties. The average term of our in-place tenant leases, including our unconsolidated joint ventures, is approximately 6.9 years with occupancy rates historically in the range of 92% to 98%. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties and raised proceeds from secured and unsecured borrowings.

Cash is used in investing activities to fund acquisitions, development and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. Cash used in investing activities for the three months ended March 31, 2009 consisted of the following:

Three months ended March 31, 2009
(in thousands)
Proceeds from redemptions of investments in securities	$1,595
Net investments in unconsolidated joint ventures	(3,141)
Acquisitions/additions to real estate	(91,368)

Net cash used in investing activities	$(92,914)

Cash used in financing activities for the three months ended March 31, 2009 totaled approximately $114.9 million. This consisted primarily of the payments of distributions to unitholders, repayment of note payable, offset by the net proceeds of mortgage notes payable. Future debt payments are discussed below under the heading “Debt Financing.”

Capitalization

At March 31, 2009, our total consolidated debt was approximately $6.1 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 5.90% and the weighted-average maturity was approximately 5.1 years.

Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $11.2 billion at March 31, 2009. Total consolidated market capitalization was calculated using Boston Properties, Inc.’s March 31, 2009 closing stock price of $35.03 per common share and the following: (1) 141,155,936 outstanding common units of limited partnership (including 121,278,522 common units held by Boston Properties, Inc.), (2) an aggregate of 1,460,688 common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest, (3) an aggregate of 1,451,935 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and (4) our consolidated debt totaling approximately $6.1 billion. The calculation of total consolidated market capitalization does not include 1,080,938 2008 OPP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. Our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, at March 31, 2009 represented approximately 54.78% of our total consolidated market capitalization. This percentage will fluctuate with changes in the market value of Boston Properties, Inc.’s common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the consolidated debt to total consolidated market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

For a discussion of our unconsolidated joint venture indebtedness, see “Off Balance Sheet Arrangements—Joint Venture Indebtedness.”

Debt Financing

As of March 31, 2009, we had approximately $6.1 billion of outstanding consolidated indebtedness, representing approximately 54.78% of our total consolidated market capitalization as calculated above consisting of (1) $1.472 billion (net of discount) in publicly traded unsecured debt having a weighted-average interest rate of 6.03% per annum and maturities in 2013 and 2015; (2) $413.9 million (net of FSP No. APB 14-1 adjustment) of exchangeable senior notes having an interest rate of 3.75% per annum (an effective rate of 3.787% per annum, excluding the effect of FSP No. APB 14-1), an initial optional redemption date in 2013 and maturity in 2036; (3) $799.9 million (net of discount and FSP No. APB 14-1 adjustment) of exchangeable senior notes having an interest rate of 2.875% per annum (an effective rate of 3.462% per annum, excluding the effect of FSP No. APB 14-1), an initial optional redemption date in 2012 and maturing in 2037; (4) $656.8 million (net of discount and FSP No. APB 14-1 adjustment) of exchangeable senior notes having an interest rate of 3.625% per annum (an effective rate of 4.037%, excluding the effect of FSP No. APB 14-1) maturing in 2014; (5) $2.7 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 5.82% per annum and weighted-average term of 5.7 years; and (6) $100 million drawn on our Unsecured Line of Credit. The table below summarizes our mortgage notes payable, our senior unsecured notes and our Unsecured Line of Credit at March 31, 2009 and March 31, 2008:

	March 31,
	2009	2008
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable	$2,367,789	$2,572,465
Variable rate mortgage notes payable	301,916	188,155
Unsecured senior notes, net of discount	1,472,495	1,472,027
Unsecured exchangeable senior notes, net of discount and FSP No. APB 14-1 adjustment	1,870,600	1,186,845
Unsecured Line of Credit	100,000	—

Total	$6,112,800	$5,419,492

Percent of total debt:
Fixed rate	93.43%	96.53%
Variable rate	6.57%	3.47%

Total	100.00%	100.00%

GAAP Weighted-average interest rate at end of period:
Fixed rate	6.17%	6.11%
Variable rate	2.03%	5.41%

Total	5.90%	6.09%

The variable rate debt shown above bears interest based on various spreads over the London Interbank Offered Rate or Eurodollar rates. As of March 31, 2009, the weighted-average interest rate on our variable rate debt was LIBOR/Eurodollar plus 0.99% per annum.

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

As of March 31, 2009, we had borrowings of $100.0 million and letters of credit totaling $15.8 million outstanding under the Unsecured Line of Credit, with the ability to borrow $884.2 million. As of May 5, 2009, we had borrowings of $100.0 million outstanding under the Unsecured Line of Credit.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of March 31, 2009 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	6.250%	6.381%	$750,000	January 15, 2013
10 Year Unsecured Senior Notes	6.250%	6.291%	175,000	January 15, 2013
12 Year Unsecured Senior Notes	5.625%	5.693%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015

Total principal			1,475,000
Net discount			(2,505)

Total			$1,472,495

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (except the $250 million 12 Year Unsecured Senior Notes that mature on June 1, 2015 are calculated at the U.S. Treasury yield plus 25 basis points), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our senior unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of March 31, 2009, we were in compliance with each of these financial restrictions and requirements.

Investment grade ratings on its senior unsecured notes are as follows:

Rating Organization	Rating
Moody’s	Baa2 (negative)
Standard & Poor’s	A- (negative)
Fitch Ratings	BBB (stable)

The security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

Unsecured exchangeable senior notes

The following summarizes the unsecured exchangeable senior notes outstanding as of March 31, 2009 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by Company	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A	February 15, 2014
2.875% Exchangeable Senior Notes	2.875%	3.462%	7.0430	(3)	862,500	February 20, 2012	February 15, 2037
3.750% Exchangeable Senior Notes	3.750%	3.787%	10.0066	(4)	450,000	May 18, 2013	May 15, 2036

Total principal					2,060,000
Net discount					(19,798)
FSP APB 14-1 Adjustment					(169,602)

Total					$1,870,600

(1)	Yield on issuance date including the effects of discounts on the notes and excluding the effects of FSP No. APB 14-1.
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of Boston Properties, Inc.’s common stock). In addition, we entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions are expected to have the effect of increasing the effective exchange price to us of the notes from $117.58 to approximately $137.17 per share, representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of Boston Properties, Inc.’s common stock. The net cost of the capped call transactions was approximately $44.4 million.
(3)	In connection with the special distribution of $5.98 per share of Boston Properties, Inc.’s common stock declared on December 17, 2007, the exchange rate was adjusted from 6.6090 to 7.0430 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $141.98 per share of Boston Properties, Inc.’s common stock.
(4)	In connection with the special distribution of $5.98 per share of Boston Properties, Inc.’s common stock declared on December 17, 2007, the exchange rate was adjusted from 9.3900 to 10.0066 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $99.93 per share of Boston Properties, Inc.’s common stock.

Effective January 1, 2009, we adopted Financial Accounting Standards Board Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”) that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. See Note 5 of the Consolidated Financial Statements.

Mortgage Notes Payable

The following represents the outstanding principal balances due under the mortgages notes payable at March 31, 2009:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
599 Lexington Avenue	5.57%	5.41%	$750,000	$—	$750,000	(2)(3)	March 1, 2017
Citigroup Center	7.19%	7.24%	472,850	1,334	474,184	(4)	May 11, 2011
Embarcadero Center Four	6.10%	7.02%	375,000	—	375,000	(5)	December 1, 2016
South of Market	1.48%	1.71%	185,167	—	185,167	(3)(6)	November 21, 2009
505 9th Street	5.73%	5.87%	130,000	—	130,000		November 1, 2017
Wisconsin Place Office	1.75%	1.98%	79,271	—	79,271	(3)(7)	January 29, 2011
One Freedom Square	7.75%	5.34%	69,426	3,634	73,060	(4)	June 30, 2012
New Dominion Tech Park, Bldg. Two	5.55%	5.58%	63,000	—	63,000	(3)	October 1, 2014
202, 206 & 214 Carnegie Center	8.13%	8.22%	57,059	—	57,059		October 1, 2010
140 Kendrick Street	7.51%	5.25%	51,770	3,315	55,085	(4)	July 1, 2013
New Dominion Tech Park, Bldg. One	7.69%	7.84%	51,778	—	51,778		January 15, 2021
Reservoir Place	7.00%	5.84%	48,120	139	48,259	(8)	July 1, 2009
1330 Connecticut Avenue	7.58%	4.74%	47,148	2,509	49,657	(8)	February 26, 2011
Kingstowne Two and Retail	5.99%	5.61%	40,435	908	41,343	(8)	January 1, 2016
Democracy Tower	2.59%	2.77%	37,478	—	37,478	(3)(9)	December 19, 2010
10 and 20 Burlington Mall Road	7.25%	7.31%	34,429	—	34,429	(10)	October 1, 2011
Ten Cambridge Center	8.27%	8.35%	30,371	—	30,371		May 1, 2010
Sumner Square	7.35%	7.54%	26,060	—	26,060		September 1, 2013
Montvale Center	5.93%	6.07%	25,000	—	25,000	(3)	June 6, 2012
Eight Cambridge Center	7.73%	7.74%	23,530	—	23,530		July 15, 2010
1301 New York Avenue	7.14%	7.24%	21,160	—	21,160	(11)	August 15, 2009
Kingstowne One	5.96%	5.68%	19,334	307	19,641	(8)	May 5, 2013
University Place	6.94%	6.99%	19,173	—	19,173		August 1, 2021

Total			$2,657,559	$12,146	$2,669,705

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required by EITF 98-1. All adjustments related to EITF 98-1 are noted above.
(2)	On December 19, 2006, we terminated the forward-starting interest rate swap contracts related to this financing and received approximately $10.9 million, which amount will reduce our interest expense for this mortgage over the term of the financing, resulting in an effective interest rate of 5.41% per annum for the financing. The stated interest rate is 5.57% per annum.
(3)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(4)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon redemption of the outside members’ equity interest in the limited liability company that owns the property to reflect the fair value of the note.
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

(6)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.00% per annum and matures on November 21, 2009 with two, one year extension options.
(7)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum and matures on January 29, 2011 with two, one-year extension options.
(8)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the assumed note.
(9)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on December 19, 2010 with two one-year extension options.
(10)	Includes outstanding indebtedness secured by 91 Hartwell Avenue.
(11)	Includes outstanding principal in the amounts of $17.6 million, $2.6 million and $1.0 million which bear interest at fixed rates of 6.70%, 8.54% and 6.75% per annum, respectively.

Off Balance Sheet Arrangements—Joint Venture Indebtedness

We have investments in twelve unconsolidated joint ventures (including our investment in the Value-Added Fund) with our effective ownership interests ranging from 5% to 60%. Eleven of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At March 31, 2009, the aggregate debt, including both ours and our partners’ share, incurred by these ventures was approximately $3.199 billion. The table below summarizes the outstanding debt of these joint venture properties at March 31, 2009:

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
General Motors Building:
Secured 1st Mortgage	60%	5.95%	6.50%	$1,300,000	$(52,682)	$1,247,318	(2)	October 7, 2017
Mezzanine Loan	60%	6.02%	8.00%	306,000	(42,224)	263,776	(2)(3)	October 7, 2017
Partner Loans	60%	11.00%	11.00%	450,000	—	450,000	(4)	June 9, 2017
125 West 55th Street:
Secured 1st Mortgage	60%	5.75%	6.07%	200,000	(1,367)	198,633	(2)	March 1, 2010
Mezzanine Loan	60%	7.81%	10.82%	63,500	(841)	62,659	(2)	March 1, 2010
Two Grand Central Tower	60%	5.10%	6.20%	190,000	(2,489)	187,511	(2)	July 11 , 2010
540 Madison Avenue	60%	5.20%	6.75%	119,700	(6,490)	113,210	(2)	July 11, 2013
Metropolitan Square	51%	8.23%	8.23%	126,097	—	126,097		May 1, 2010
Market Square North	50%	7.70%	7.74%	85,005	—	85,005		December 19, 2010
Eighth Avenue and 46th Street	50%	2.72%	3.22%	23,600	—	23,600	(5)(6)	May 8, 2009
Annapolis Junction	50%	1.65%	1.81%	40,221	—	40,221		September 12, 2010
Mountain View Tech. Park	39.5%	4.07%	4.40%	24,100	—	24,100	(7)(8)	March 31, 2011
Mountain View Research Park	39.5%	3.46%	3.71%	108,432	—	108,432	(7)(9)	May 31, 2011
901 New York Avenue	25%	5.19%	5.27%	167,161	—	167,161		January 1, 2015
One & Two Circle Star Way	25%	6.57%	6.67%	42,000	—	42,000	(7)	September 1, 2013
300 Billerica Road	25%	5.69%	6.04%	7,500	—	7,500	(7)	January 1, 2016
Wisconsin Place Retail	5%	1.86%	2.06%	52,197	—	52,197	(10)	March 29, 2010

Total				$3,305,513	$(106,093)	$3,199,420

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges and adjustments required by EITF 98-1. All adjustments related to EITF 98-1 are noted above.
(2)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the assumed note.
(3)	Principal amount does not include the assumed mezzanine loan with an aggregate principal amount of $294.0 million and a stated rate of 6.02% per annum, as the venture acquired the lenders’ interest in this loan for a purchase price of approximately $263.1 million in cash.
(4)	In connection with the capitalization of the joint venture, loans in an aggregate of $450.0 million were funded by the venture’s partners on a pro-rata basis. Our share of the partner loans totaling $270.0 million has been reflected in Related Party Note Receivable on our Consolidated Balance Sheets.

(5)	The financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum.
(6)	An unconsolidated joint venture in which we own a 50% interest is the borrower of a $23.6 million mortgage financing collateralized by the land parcels at Eighth Avenue and 46th Street in New York City. We and our third-party joint venture partner each agreed to guarantee $11.8 million of the mortgage loan. The loan was scheduled to mature on May 8, 2009. However, because our partner is in discussions with the lender on a new credit facility, the lender has agreed that such loan amount need not be repaid pending finalization of the new credit facility. If our partner defaults on its obligation to contribute its share of the loan repayment amount, then, we have the right to repay the entire loan amount, have the collateral released and proceed against our partner for reimbursement.
(7)	This property is owned by the Value-Added Fund.
(8)	Mortgage financing totals $26.0 million (of which approximately $24.1 million has been disbursed as of March 31, 2009). The mortgage bears interest at a variable rate of LIBOR plus 1.50% and matures on March 31, 2011 with two, one-year extension options. The Value-Added Fund has entered into an interest rate swap contract to fix the one-month LIBOR index rate at 4.085% per annum on a notional amount of $24 million. The swap contract went into effect on June 12, 2008 and expires on March 31, 2011.
(9)	Mortgage financing totals $120.0 million (of which $103.0 million was drawn at closing, $3.3 million was drawn to fund tenant and capital costs, with the remaining $13.7 million available to fund future tenant and capital costs). The mortgage bears interest at a variable rate of LIBOR plus 1.75% and matures on May 31, 2011 with two, one-year extension options. The Value-Added Fund has entered into three interest rate swap contracts to fix the one-month LIBOR index rate at 3.63% per annum on an aggregate notional amount of $103 million. The swap contracts went into effect on June 2, 2008 and expire on April 1, 2011.
(10)	Amount represents outstanding construction financing under a $66.0 million loan commitment collateralized by the retail entity of Wisconsin Place. Wisconsin Place is a mixed-use development project consisting of office, retail and residential properties located in Chevy Chase, Maryland. The construction financing bears interest at a variable rate equal to LIBOR plus 1.375% per annum and matures on March 29, 2010 with two, one-year extension options.

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

IXP LLC, (“IXP”), a captive insurance company which is a wholly-owned subsidiary, acts as a direct insurer with respect to a portion of our earthquake insurance coverage for our Greater San Francisco properties and our NBCR Coverage for acts of terrorism certified under TRIA. NYXP, LLC (“NYXP”), a captive insurance company which is a wholly-owned subsidiary, acts as a direct insurer with respect to a portion of our coverage for acts of terrorism certified under TRIA for 767 Fifth Avenue. Currently, NYXP only insures losses which exceed the program trigger under TRIA and NYXP reinsures with a third-party insurance company any coinsurance payable under TRIA. Insofar as we own IXP and NYXP, we are responsible for their liquidity and capital resources, and the accounts of IXP and NYXP are part of our consolidated financial statements. In particular, if a loss occurs which is covered by our NBCR Coverage but is less than the applicable program trigger under TRIA, IXP would be responsible for the full amount of the loss without any backstop by the Federal Government. IXP and NYXP would also be responsible for any recoupment charges by the Federal Government in the event losses are paid out and their insurance policies are maintained after the payout by the Federal Government. If we experience a loss and IXP or NYXP are required to pay under their insurance policies, we would ultimately record the loss to the extent of the required payment. Therefore, insurance coverage provided by IXP and NYXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

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

The following table presents a reconciliation of net income available to common unitholders to FFO for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net income attributable to common unitholders of Boston Properties Limited Partnership.	$54,586	$101,181
Add:
Noncontrolling interest—redeemable preferred units	990	1,027
Noncontrolling interest in property partnerships	510	625
Less:
Income from unconsolidated joint ventures	5,097	1,042
Gains on sales of real estate	2,795	23,438

Income before income from unconsolidated joint ventures, gains on sales of real estate and net income attributable to noncontrolling interests	48,194	78,353
Add:
Real estate depreciation and amortization(1)	106,175	75,652
Income from unconsolidated joint ventures	5,097	1,042
Less:
Noncontrolling interests in property partnerships’ share of funds from operations	1,060	1,111
Noncontrolling interest—redeemable preferred units	990	905

Funds from Operations	$157,416	$153,031

Weighted-average units outstanding—basic	141,550	139,911

(1)

Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $75,314 and $72,704, our share of unconsolidated joint venture real estate depreciation and amortization of $31,376 and $3,263 less corporate related depreciation and amortization of $515 and $315 for the three months ended March 31, 2009 and 2008, respectively.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Income (Numerator)	Units (Denominator)	Income (Numerator)	Units (Denominator)
	(in thousands)		(in thousands)
Basic FFO	$157,416	141,550	$153,031	139,911
Effect of Dilutive Securities
Convertible Preferred Units	990	1,461	905	1,461
Stock Based Compensation	—	212	—	1,486

Diluted FFO	$158,406	143,223	$153,936	142,858

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

Reclassifications and Adoption of New Accounting Pronouncements

Certain prior year amounts have been reclassified to conform to the current year presentation. In addition, certain prior year amounts have been revised as a result of the adoption on January 1, 2009 of (1) FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”) (See Note 5 of the Consolidated Financial Statements), (2) SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”) and EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities” (Amended) (See Note 7 of the Consolidated Financial Statements) and (3) FSP EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-06-1”) (See Note 9 of the Consolidated Financial Statements).

Newly Issued Accounting Standards

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF No. 07-5). EITF No. 07-5 requires entities to apply a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock. EITF No. 07-5 was effective on January 1, 2009. The adoption of EITF No. 07-5 did not have a material impact on us.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP No. FAS 107-1”). FSP No. FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair-value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements. FSP No. FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP No. FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We do not expect that the adoption of FSP No. FAS 107-1 will have a material impact on us.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

Approximately $5.7 billion of our consolidated borrowings bear interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. As of March 31, 2009, the weighted-average interest rate on our variable rate debt was LIBOR/Eurodollar plus 0.99% (2.03%) per annum. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, refer to Note 4 to the Consolidated Financial Statements and “Item 2.— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2009	2010	2011	2012	2013	2014+	Total	Fair Value
	Secured debt
	(dollars in thousands)
Fixed Rate	$88,324	$134,803	$551,720	$106,642	$101,068	$1,385,232	$2,367,789	$2,235,315
Average Interest Rate	6.35%	7.83%	7.02%	5.68%	6.03%	5.97%	6.32%
Variable Rate	185,167	37,478	79,271	—	—	—	301,916	297,106

	Unsecured debt
Fixed Rate	—	—	—	—	$923,660	$548,835	$1,472,495	$1,196,906
Average Interest Rate	—	—	—	—	6.36%	5.47%	6.03%
Variable Rate	—	100,000	—	—	—	—	100,000	98,586

	Unsecured exchangeable debt
Fixed Rate	—	—	—	$799,895	$413,895	$656,810	$1,870,600	$1,551,149
Average Interest Rate	—	—	—	5.63%	5.96%	6.56%	6.03%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$273,491	$272,281	$630,991	$906,537	$1,438,623	$2,590,877	$6,112,800	$5,379,062

At March 31, 2009, our outstanding variable rate debt based on LIBOR totaled approximately $401.9 million. At March 31, 2009, the interest rate on our variable rate debt was approximately 2.03%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $1.0 million for the three months ended March 31, 2009.

These amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. Due to the uncertainty of specific actions we may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.

ITEM 4—Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the management of Boston Properties, Inc., with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation its Chief Executive Officer and Chief Financial Officer of Boston Properties, Inc. concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of our fiscal year ending December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1—Legal Proceedings.

We are subject to legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Boston Properties, Inc. believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A—Risk Factors.

Except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

(a) Each time Boston Properties, Inc. issues shares of stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to us in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended March 31, 2009, in connection with issuances of common stock by Boston Properties, Inc. pursuant to exercises of stock options and issuances to employees of restricted common stock under the Second Amendment and Restatement of the Boston Properties, Inc. 1997 Stock Option and Incentive Plan and pursuant to issuances under the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan, we issued an aggregate of approximately 72,845 common units to Boston Properties, Inc. in exchange for approximately $461,408, the aggregate proceeds of such common stock issuances to Boston Properties, Inc. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2009 – January 31, 2009	1,173	(1)	$46.31	N/A	N/A
February 1, 2009 – February 28, 2009	5,460	(1)	$43.30	N/A	N/A
March 1, 2009 – March 31, 2009	1,067	(2)	$0.25	N/A	N/A

Total	7,700		$37.79	N/A	N/A

(1)	Represents common units previously held by Boston Properties, Inc. that were redeemed in connection with the surrender of restricted shares of common stock of Boston Properties, Inc. by employees to the Company to satisfy such employees’ tax withholding obligation in connection with the vesting of restricted common stock.
(2)	Represents restricted LTIP Units that were repurchased in connection with the termination of a certain employee’s employment with us. Under the terms of the applicable LTIP Unit vesting agreements, these LTIP Units were repurchased by us at a price of $0.25 per unit, which was the amount originally paid by such employee for the units.

ITEM 3—Defaults Upon Senior Securities.

None.

ITEM 4—Submission of Matters to a Vote of Security Holders.

None.

ITEM 5—Other Information.

(a) None.

(b) None.

ITEM 6—Exhibits

(a) Exhibits

10.1	—	Boston Properties Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2009. (Incorporated by reference to Exhibit 10.10 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

12.1	—	Calculation of Ratios of Earnings to Fixed Charges and Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Distributions.

31.1	—	Certification of Chief Executive Officer of Boston Properties, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer of Boston Properties, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer of Boston Properties, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer of Boston Properties, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc. its General Partner.

May 11, 2009	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer (duly authorized officer and principal financial officer)