Form 10-K
period 2009-12-31
BOSTON PROPERTIES LTD PARTNERSHIP
filed 2010-02-25
CIK 1043121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Certain information contained in Boston Properties, Inc.’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 18, 2010 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III. Boston Properties, Inc. intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year ended December 31, 2009.

PART I

Item 1.	Business

General

As used herein, the terms “we,” “us,” “our,” “BPLP” and the “Company” refer to Boston Properties Limited Partnership, a Delaware limited partnership, and its subsidiaries, and their respective predecessors, considered as a single enterprise. As used in our financial statements beginning on page 95, the term “Company” refers to BPLP. Boston Properties Limited Partnership is the entity through which Boston Properties, Inc., a fully integrated, self-administered and self-managed real estate investment trust, or “REIT,” and one of the largest owners and developers of office properties in the United States conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Boston Properties, Inc.’s common stock, par value $0.01 per share, is listed on the New York Stock Exchange under the symbol “BXP.”

Our properties are concentrated in five markets—Boston, Washington, DC, midtown Manhattan, San Francisco and Princeton, NJ. At December 31, 2009, we owned or had interests in 146 properties, totaling approximately 37.7 million net rentable square feet and structured parking for vehicles containing approximately 12.8 million square feet. Our properties consisted of:

•	140 office properties including 120 Class A office properties (including three properties under construction) and 20 Office/Technical properties;

•	one hotel;

•	three retail properties; and

•	two residential properties (both of which are under construction).

We own or control undeveloped land totaling approximately 510.1 acres, which will support approximately 12.7 million square feet of development. In addition, we have a noncontrolling interest in the Boston Properties Office Value-Added Fund, L.P., which we refer to as the “Value-Added Fund,” which is a strategic partnership with two institutional investors through which we have pursued the acquisition of assets within our existing markets that have deficiencies in property characteristics which provide an opportunity to create value through repositioning, refurbishment or renovation. Our investments through the Value-Added Fund are not included in our portfolio information tables or any other portfolio level statistics. At December 31, 2009, the Value-Added Fund had investments in an office complex in San Carlos, California, an office property in Chelmsford, Massachusetts and office/technical properties in Mountain View, California.

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

We are a full-service real estate company, with substantial in-house expertise and resources in acquisitions, development, financing, capital markets, construction management, property management, marketing, leasing, accounting, tax and legal services. We are managed by Boston Properties, Inc., in its capacity as sole general partner. As of December 31, 2009, we had approximately 700 employees. Our thirty-four senior officers have an average of twenty-five years experience in the real estate industry including an average of fifteen years of experience with us. Our principal executive office and Boston regional office is located at The Prudential Center, 800 Boylston Street, Suite 1900, Boston, Massachusetts 02199 and our telephone number is (617) 236-3300. In addition, we have regional offices at 505 9 th Street, NW, Washington, D.C. 20004; 599 Lexington Avenue, New York, New York 10022; Four Embarcadero Center, San Francisco, California 94111; and 302 Carnegie Center, Princeton, New Jersey 08540.

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

Boston Properties Limited Partnership

As of February 19, 2010, Boston Properties Inc. was the owner of approximately 85.8% of the economic interests in BPLP. Economic interest was calculated as the number of common partnership units of BPLP owned by Boston Properties, Inc. as a percentage of the sum of (1) the actual aggregate number of outstanding common partnership units of BPLP, (2) the number of common partnership units issuable upon conversion of outstanding preferred partnership units of BPLP and (3) the number of common units issuable upon conversion of all outstanding long term incentive plan units of BPLP, or LTIP Units, other than LTIP Units issued in the form of 2008 Outperformance Awards (“2008 OPP Awards”), assuming all conditions have been met for the conversion of the LTIP Units. An LTIP Unit is generally the economic equivalent of a share of our restricted common stock, although LTIP Units issued in the form of 2008 OPP Awards are only entitled to receive one-tenth (1/10th) of the regular quarterly distributions (and no special distributions) prior to being earned. Boston Properties, Inc.’s general and limited partnership interests in BPLP entitle it to share in cash distributions from, and in the profits and losses of, BPLP in proportion to its percentage interest and entitle it to vote on all matters requiring a vote of the limited partners. The other limited partners of BPLP are persons who contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP or recipients of LTIP Units pursuant to the Second Amendment and Restatement of Boston Properties, Inc’s 1997 Stock Option and Incentive Plan (the “1997 Plan”). Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of the common stock of Boston Properties, Inc. In lieu of cash, however, Boston Properties, Inc., as general partner, may, at its option, choose to acquire any common units so tendered by issuing shares of our common stock in exchange for the common units. If Boston Properties, Inc. so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. We generally expect that Boston Properties, Inc., as our general partner, will elect to issue our common stock in connection with each such presentation for redemption rather than having us pay cash. With each such exchange or redemption, Boston Properties, Inc.’s percentage ownership in BPLP will increase. In addition, whenever Boston Properties, Inc. issues shares of its common stock other than to acquire common units of BPLP, it must contribute any net proceeds it receives to us and we must issue to Boston Properties, Inc. an equivalent number of common units. This structure is commonly referred to as an umbrella partnership REIT, or “UPREIT.”

Our preferred units have the rights, preferences and other privileges, including the right to convert into common units, as are set forth in an amendment to our limited partnership agreement. As of December 31, 2009 and February 19, 2010, we had one series of our preferred units outstanding. Our Series Two preferred units have a liquidation preference of $50.00 per unit (or an aggregate of approximately $55.7 million at December 31, 2009 and February 19, 2010). The Series Two preferred units are convertible, at the holder’s election, into common units at a conversion price of $38.10 per common unit (equivalent to a ratio of 1.312336 common units per Series Two preferred unit). Distributions on the Series Two Preferred Units are payable quarterly and, unless the greater rate described in the next sentence applies, accrue at 7.0% until May 12, 2009 and 6.0% thereafter. If distributions on the number of OP Units into which the Series Two Preferred Units are convertible are greater than distributions calculated using the rates described in the preceding sentence for the applicable quarterly period, then the greater distributions are payable instead. The holders of Series Two Preferred Units have the right to require us to redeem their units for cash at the redemption price of $50.00 per unit on May 12, 2009, May 12, 2010, May 12, 2011, May 14, 2012, May 14, 2013 and May 12, 2014. The maximum number of units that may be required to be redeemed from all holders on each of these dates is 1,007,662, which is one-sixth of the number of Series Two Preferred Units that were originally issued. No holder exercised its right to have its Series Two Preferred Units redeemed for cash as of May 12, 2009. We also have the right, under certain conditions and at certain times, to redeem Series Two Preferred Units for cash and to convert into OP Units any Series Two Preferred Units that are not redeemed when they are eligible for redemption.

Transactions During 2009

Developments

On January 16, 2009, we acquired the development rights for the site at 17 Cambridge Center in Cambridge, Massachusetts for approximately $11.4 million. On November 6, 2009, we acquired the land parcel at 17 Cambridge Center in Cambridge, Massachusetts for a gross purchase price of approximately $6.0 million.

On February 6, 2009, we announced that we were suspending construction on our 1,000,000 square foot office project at 250 West 55th Street in New York City. During December 2009, we completed the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and as a result ceased interest capitalization on the project. During the year ended December 31, 2009, we recognized a loss of approximately $27.8 million related to the suspension of development, which amount included a $20.0 million contractual amount due pursuant to a lease agreement. On January 19, 2010, we paid $12.8 million related to the termination of such lease. As a result, we will recognize approximately $7.2 million of other income during the first quarter of 2010.

During the year ended December 31, 2009, we placed in-service the following development properties:

•	On April 1, 2009, we placed in-service One Preserve Parkway, an approximately 183,000 net rentable square foot Class A office property located in Rockville, Maryland. The property is 65% leased.

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

As of December 31, 2009, we had three projects under construction comprised of three office properties and two residential properties, which aggregate an estimated total investment of approximately $1.1 billion and approximately 2.0 million square feet. The investment through December 31, 2009 and estimated total investment for our properties under construction as of December 31, 2009 are detailed below (in thousands):

Properties Under Construction	Estimated Stabilization Date	Location	Investment through December 31, 2009(1)	Estimated Total Investment(2)
Atlantic Wharf (formerly known as Russia Wharf)(3)	First Quarter, 2012	Boston, MA	$384,298	$600,000
2200 Pennsylvania Avenue(3)	Second Quarter, 2012	Washington, DC	88,925	380,000
Weston Corporate Center	Third Quarter, 2010	Weston, MA	98,602	150,000

Total			$571,825	$1,130,000

(1)	Includes net revenue during lease up period.
(2)	Amounts include approximately $50.7 million of accruals.
(3)	Project is comprised of both an office and a residential component.

Secured Debt Transactions

On April 21, 2009, we obtained construction financing of up to $215.0 million collateralized by our Atlantic Wharf development project located in Boston, Massachusetts. Atlantic Wharf, formerly known as Russia Wharf, is a mixed-use project with approximately 860,000 net rentable square feet (of which 70,000 square feet is residential). Wellington Management Company, LLP has leased approximately 450,000 square feet of the office space in the development. The construction financing bears interest at a variable rate equal to LIBOR plus 3.00% per annum and matures on April 21, 2012 with two, one-year extension options, subject to certain conditions. There were no amounts drawn on the construction facility during 2009.

On June 9, 2009, we used available cash to repay the mortgage loan collateralized by our Reservoir Place property located in Waltham, Massachusetts totaling approximately $47.8 million. The mortgage loan bore interest at a fixed rate of 7.00% per annum and was scheduled to mature on July 1, 2009. There was no prepayment penalty.

On June 26, 2009, we used available cash to repay the mortgage loan collateralized by our Ten Cambridge Center property located in Cambridge, Massachusetts totaling approximately $30.1 million. The mortgage loan bore interest at a fixed rate of 8.27% per annum and was scheduled to mature on May 1, 2010. We paid a prepayment penalty totaling $0.5 million.

On July 30, 2009, we obtained mortgage financing totaling $50.0 million collateralized by our Reservoir Place property located in Waltham, Massachusetts. The mortgage financing currently bears interest at a variable rate equal to LIBOR plus 3.85% per annum and matures on July 30, 2014.

On August 3, 2009, we used available cash to repay the mortgage loans collateralized by our 1301 New York Avenue property located in Washington, DC aggregating approximately $20.5 million. The mortgage loans bore interest at a weighted-average fixed rate of 6.91% per annum and were scheduled to mature on August 15, 2009. There were no prepayment penalties.

Senior Notes Offering

On October 9, 2009, we completed a public offering of $700.0 million in aggregate principal amount of our 5.875% senior notes due 2019. The notes were priced at 99.931% of the principal amount to yield 5.967% to maturity. The aggregate net proceeds to us, after deducting underwriter discounts and offering expenses, were approximately $693.7 million. The notes mature on October 15, 2019, unless earlier redeemed by us.

Equity Transactions

On June 10, 2009, Boston Properties, Inc. completed a public offering of 17,250,000 shares of its common stock (including 2,250,000 shares issued as a result of the exercise of an overallotment option by the underwriters) at a price to the public of $50.00 per share. The proceeds from this public offering, net of underwriters’ discounts and offering costs, totaled approximately $841.9 million.

During the year ended December 31, 2009, Boston Properties, Inc. redeemed an aggregate of 138,856 common units of limited partnership interest, including 44,287 common units issued upon the conversion of LTIP units, presented by the holders for redemption, in exchange for an equal number of shares of common stock. Each time Boston Properties, Inc. issues shares of common stock (other than in exchange for common units upon exercise by limited partners of their redemption right), it contributes the proceeds of such issuance to us in return for an equivalent number of common units. During the year ended December 31, 2009, we issued 242,507 common units to Boston Properties, Inc. in exchange for the proceeds from the exercises of stock options under the 1997 Plan.

Investments in Unconsolidated Joint Ventures

During June 2009, we recognized a non-cash impairment charge of approximately $7.4 million, which represented the other-than-temporary decline in the fair value below the carrying value of our investment in the Value-Added Fund.

During December 2009, our Value-Added Fund, an unconsolidated joint venture, recognized a non-cash impairment charge related to its One and Two Circle Star Way properties in San Carlos, California totaling approximately $24.6 million, of which our share was approximately $4.2 million. In addition, we recognized a non-cash impairment charge of approximately $2.0 million representing the other-than-temporary decline in the fair value below the remaining carrying value of our investment in the Value-Added Fund.

Noncontrolling Interest in Property Partnerships

On January 5, 2009, we repaid a $25.0 million loan in connection with the agreement entered into in May 2006 to redeem the outside members’ equity interests in the limited liability company that owns 601 Lexington Avenue (formerly known as Citigroup Center).

Major Tenant Bankruptcies

On April 30, 2009, Lehman Brothers, Inc., which was then our tenth largest tenant (by square feet) with approximately 437,000 net rentable square feet in our 399 Park Avenue property, rejected its lease in bankruptcy. We had previously established a reserve for the full amount of the Lehman Brothers, Inc. accrued straight-line rent balance during the third quarter of 2008. Lehman Brothers, Inc. paid rent through the month of April 2009 for all of its space and continued to occupy approximately 180,000 net rentable square feet through June 22, 2009, for which we received an aggregate of approximately $19.7 million for the year ended December 31, 2009. As of June 23, 2009, Lehman Brothers, Inc. ceased to occupy or lease any space from us. Lehman Brothers, Inc. had contributed approximately $44.9 million per year on a contractual basis to our revenues from this lease. As of December 31, 2009, we have signed leases with tenants for approximately 372,000 net rentable square feet of the vacated space.

On June 1, 2009, General Motors Corporation filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. At that time, we leased approximately 120,000 square feet of office space to General Motors Corporation at 601 Lexington Avenue (formerly known as Citigroup Center). Rent commencement for the lease at 601 Lexington Avenue began on June 1, 2009 and the lease was scheduled to expire on May 31, 2019. However, on June 12, 2009, General Motors Corporation rejected the lease in bankruptcy effective as of June 30, 2009. The contribution from this lease, on a contractual basis, from July 1, 2009 through December 31, 2009, was projected to be approximately $6.6 million. As of December 31, 2009, we have signed leases with tenants for approximately 90,000 net rentable square feet of the vacated space.

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

•

to explore joint venture opportunities primarily with existing property owners located in desirable locations, who seek to benefit from the depth of development and management expertise we are able to provide and our access to capital, and/or to explore joint venture opportunities with strategic institutional partners, leveraging our skills as owners, operators and developers of Class A office space, as well as partners with expertise in mixed-use opportunities;

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

Growth Strategies

External Growth

We believe that our development experience and our organizational depth position us to continue to selectively develop a range of property types, including low-rise suburban office properties, high-rise urban developments, mixed-use developments (including residential) and research and laboratory space, within budget and on schedule. Other factors that contribute to our competitive position include:

•

our control of sites (including sites under contract or option to acquire) in our markets that will support approximately 12.7 million square feet of new office, retail, hotel and residential development;

•	our reputation gained through 40 years of successful operations and the stability and strength of our existing portfolio of properties;

•	our relationships with leading national corporations, universities and public institutions seeking new facilities and development services;

•	our relationships with nationally recognized financial institutions that provide capital to the real estate industry;

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

Opportunities to execute our external growth strategy fall into three categories:

•

Development in selected submarkets. We believe the continued development of well-positioned office buildings will be justified in many of our submarkets. We believe in acquiring land after taking into consideration timing factors relating to economic cycles and in response to market conditions that allow for its development at the appropriate time. While we purposely concentrate in markets with high barriers-to-entry, we have demonstrated throughout our 40-year history, an ability to make carefully timed land acquisitions in submarkets where we can become one of the market leaders in establishing rent and other business terms. We believe that there are opportunities at key locations in our existing and other markets for a well-capitalized developer to acquire land with development potential.

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

•

Acquisition of assets and portfolios of assets from institutions or individuals. We believe that due to our size, management strength and reputation, we are well positioned to acquire portfolios of assets or individual properties from institutions or individuals if valuations meet our criteria. In addition, we believe that our relatively low leverage and our liquidity and access to capital may provide us with a competitive advantage when pursuing acquisitions in the current credit-constrained environment. There may be enhanced opportunities to purchase assets with near-term financing maturities or possibly provide debt on assets at enhanced yields given the limited availability of traditional sources of debt. Opportunities to acquire properties may also come through the purchase of first mortgage or mezzanine debt. We may also acquire properties for cash, but we are also particularly well-positioned to appeal to sellers wishing to contribute on a tax-deferred basis their ownership of property for equity in a diversified real estate operating company that offers liquidity through access to the public equity markets in addition to a quarterly distribution. Our ability to offer common and preferred units of limited partnership in BPLP to sellers who would otherwise recognize a taxable gain upon a sale of assets or Boston Properties, Inc.’s common stock may facilitate this type of transaction on a tax-efficient basis. In addition, we may consider mergers with and acquisitions of compatible real estate firms.

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

We had an average lease term of 7.0 years at December 31, 2009 and continue to cultivate long-term leasing relationships with a diverse base of high-quality, financially stable tenants. Based on leases in place at December 31, 2009, leases with respect to 9.1% of the total square feet in our portfolio will expire in calendar year 2010.

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

Dispositions

Our disposition of properties is based upon the periodic review of our portfolio and the determination by the Board of Directors of Boston Properties, Inc. that such action would be in our best interests. Any decision to dispose of a property will be authorized by the Board of Directors of Boston Properties, Inc. or a committee thereof. Some holders of our limited partnership interests, including Mortimer B. Zuckerman and the estate of Edward H. Linde, would incur adverse tax consequences upon the sale of certain of our properties that differ from the tax consequences to us and Boston Properties, Inc. Consequently, holders of our limited partnership interests may have different objectives regarding the appropriate pricing and timing of any such sale. Such different tax treatment derives in most cases from the fact that we acquired these properties in exchange for our partnership interests in contribution transactions structured to allow the prior owners to defer taxable gain. Generally this deferral continues so long as we do not dispose of the properties in a taxable transaction. Unless a sale by us of these properties is structured as a like-kind exchange under Section 1031 of the Internal Revenue

Code or in a manner that otherwise allows deferral to continue, recognition of the deferred tax gain allocable to these prior owners is generally triggered by the sale. Some of our assets are subject to tax protection agreements, which may limit our ability to dispose of the assets or require us to pay damages to the prior owners in the event of a taxable sale.

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

Energy and Natural Resource Conservation

As one of the largest owners and developers of office properties in the United States, we strive to limit our energy and natural resource consumption through active management at our properties. On an annual basis, we identify capital improvement projects and building systems enhancements that have the potential to reduce the use of energy at our properties. The identified projects and enhancements are then reviewed with senior management, and the projects and enhancements that offer material energy or resource savings and meet our investment criteria are then implemented.

In 2009, we continued to improve the process through a more holistic, corporate-wide approach. Our Sustainability Committee, which was formed in 2008, focused on (1) identifying and executing new strategies for promoting sustainability in new construction, existing buildings and corporate operations, (2) promoting communication across regions, (3) sharing “best practices” and (4) assessing the cost effectiveness of small and large scale projects and programs. Over the past several years, we have implemented numerous improvement projects and system enhancements, including, without limitation, the following:

•	installation of higher efficiency lighting in public spaces, garages, stairways and elevators;

•	installing lighting occupancy sensors in common areas and restrooms;

•	installation of new, high-efficiency motors, variable frequency drives (“VFDs”), air compressors, chillers and other heating, ventilation and air conditioning (“HVAC”) system components;

•	replacing and upgrading energy management systems, including installation of carbon dioxide controls and adjusting temperature set points;

•	installation of solar reflective window film to reduce solar heat gain, glare and ultraviolet radiation, and adding wall and ceiling insulation to reduce thermal losses;

•	modernizing cooling towers with high-efficiency fill and distribution pans;

•	implementing programs to minimize use of water and reclaim steam condensate for our cooling towers;

•	upgrading water treatment, plumbing and irrigation operations;

•	installing low flow bathroom fixtures; and

•	implementing extensive recycling programs.

In addition to the physical improvements and systems enhancements described above, we also benchmark building energy and resource consumption with the goal of optimizing equipment use and operation. Across our regions we provide training for our property management staff and strive to make our tenants more aware of energy codes and energy saving opportunities. For example, we have worked collaboratively with our tenants at many of our buildings to implement new policies trying to limit use of HVAC on weekends. We also continue to increase the use of shuttle services between certain of our properties and the local bus and subway stations to encourage the use of mass transportation. These management initiatives are intended to not only help reduce energy consumption in the short term, but also heighten awareness of the issue to help ensure energy efficiency over the long term.

Properties across our portfolio have been routinely rated and benchmarked for years on the U.S. Environmental Protection Agency’s Energy Star® program. In 2009, we adopted an Energy Star strategy which requires all buildings for which we have sufficient utility data and occupancy to have their energy use monitored using Energy Star Portfolio Manager. In 2009, 25 of our properties earned the Energy Star Award, accounting for approximately 11.1 million square feet of energy efficiency excellence. This is an increase of seven buildings over our final 2008 count, or an additional 1.7 million square feet (+18%). We expect additional properties across our portfolio will receive the same recognition in 2010. We believe our efforts described above have led to a meaningful reduction in the number of kilowatt-hours (“kWh”) used in the operation of our properties and a reduction in our operating expenses.

In addition to the efforts described above, we participate in utility rebate programs when making significant capital improvements and, when economically practicable, we subscribe to long-term, fixed utility contracts on a regional basis.

On an annual basis, we intend to continue to explore ways of reducing our energy consumption and related expenses, and conserving natural resources, across our portfolio. “Green” buildings are designed, constructed and operated to provide greater environmental, economic, health and productivity performance than conventional buildings. As a building owner, we participate in the U.S. Green Building Council’s (“USGBC”) Leadership in Energy and Environmental Design (“LEED”) program designed for existing buildings. The LEED Green Building Rating System® is a voluntary, consensus-based national standard of design guidelines for high-performance, sustainable “Green” buildings. The USGBC’s LEED certification follows a rigorous registration process which evaluates and gives Certified, Silver, Gold, and Platinum ratings to green buildings. We have established a LEED-Existing Building Committee which oversees and supports our utilization of the program. In 2009, we had our first building certified under the LEED-Existing Building certification program, as our Waltham Weston Corporate Center achieved a Silver rating. Several other buildings are being evaluated for certification in 2010.

We have also made a concerted effort to train and accredit our managers and staff in green design, construction and operations. At the end of 2009, 35 managers and staff across the development, property management and construction departments were LEED Accredited Professionals or Green Associates. Maintaining and strengthening our internal green design, construction and operations capabilities and knowledge base is a key aspect of our overall environmental strategy.

Environmentally Sound Development

As a developer, we participate in the USGBC’s LEED programs designed for new construction and commercial interiors. In 2009, we received LEED-Core and Shell Gold certifications for two recently completed development projects totaling over 320,000 square feet—77 City Point in Waltham, MA and Annapolis Junction in Annapolis, MD. In addition, during February 2010 we received LEED-Core and Shell Gold certification for Democracy Tower, a 235,000 square foot Class A office property in Reston, VA.

As of February 16, 2010, we have the following LEED-Core and Shell registered projects:

•	Atlantic Wharf in Boston, MA—This 860,000 square foot mixed-use development project has been pre-certified Gold LEED.

•	Weston Corporate Center in Weston, MA—This 356,000 square foot Class A office development has been registered and anticipates a Gold LEED rating.

•	2200 Pennsylvania Avenue, Washington, DC—This 780,000 square foot mixed-use development project has been pre-certified Silver LEED.

•	701 Carnegie Center in Princeton, NJ—This 120,000 square foot Class A office property has been registered and anticipates a Silver LEED rating.

The Weston Corporate Center, currently under construction and to be delivered in the summer of 2010, also has two environmentally significant firsts for us. The first is the use of chilled water from a quarry pond on site for cooling the building, reducing the electricity demand for HVAC significantly. The second attribute is the installation of our first solar photovoltaic array. The first phase will be a 110 kW ground mounted installation. We anticipate exploring additional installations across the portfolio.

Numerous other development projects are LEED registered and targeting LEED Silver ratings or better. In addition, we actively seek opportunities to achieve LEED ratings on commercial interiors as tenants build-out or renovate their space. We have numerous commercial interior projects either planned or currently under construction that have been designed to achieve LEED certification. By the end of 2009 seven tenant build-outs had achieved LEED-Commercial Interior certifications totaling almost 440,000 square feet of tenant space across our portfolio. One of those spaces was our headquarters in the Prudential Center in Boston.

Many of the local jurisdictions in which we operate and develop buildings are also making efforts to promote environmentally sound developments by adopting aspects of the LEED program. As a result, we intend to continue to be proactive in evaluating each new development to determine whether it is physically practical and economically feasible to produce a LEED certified building. Barring unusual use, site or design constraints, we target LEED-Silver or better on all new developments. We also participate actively in green building organizations and government initiatives in the markets in which we operate.

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

Our Hotel Property

We operate our hotel property through a taxable REIT subsidiary. The taxable REIT subsidiary, our wholly-owned subsidiary, is the lessee pursuant to leases for the hotel property. As lessor, we are entitled to a percentage of gross receipts from the hotel property. The hotel lease allows all the economic benefits of ownership to flow to us. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of the existing management agreements. Marriott has been engaged under a separate long-term incentive management agreement to operate and manage the hotel on behalf of the taxable REIT subsidiary. In connection with these arrangements, Marriott has agreed to operate and maintain our hotel in accordance with its system-wide standard for comparable hotels and to provide the hotel with the benefits of its central reservation system and other chain-wide programs and services. Under a management agreement for the hotel, Marriott acts as the taxable REIT subsidiary’s agent to supervise, direct and control the management and operation of the hotel and receives as compensation base management fees that are calculated as a percentage of the hotel’s gross revenues, and supplemental incentive fees if the hotel exceeds negotiated profitability breakpoints. In addition, the taxable REIT subsidiary compensates Marriott, on the basis of a formula applied to the hotel’s gross revenues, for certain system-wide services provided by Marriott, including central reservations, marketing and training. During 2009, 2008 and 2007, Marriott received an aggregate of approximately $1.5 million, $3.0 million and $3.2 million, respectively, from our taxable REIT subsidiary. For a portion of 2007, these amounts include payments related to the Long Wharf Marriott, which was sold by us in March 2007.

Seasonality

Our hotel property traditionally has experienced significant seasonality in its operating income, with the percentage of net operating income by quarter over the year ended December 31, 2009 shown below.

First Quarter	Second Quarter	Third Quarter	Fourth Quarter
9%	32%	19%	40%

Corporate Governance

Our sole general partner, Boston Properties Inc., is currently managed by an eleven member Board of Directors, which is divided into three classes (Class I, Class II and Class III). The Board of Directors of Boston Properties, Inc. is currently comprised of four Class I directors (Mortimer B. Zuckerman, Carol B. Einiger, Dr. Jacob A. Frenkel and Richard E. Salomon), four Class II directors (Lawrence S. Bacow, Zoë Baird, Alan J. Patricof and Martin Turchin) and three Class III directors (Fredrick J. Iseman, Douglas T. Linde and David A. Twardock). The members of each class of the Board of Directors of Boston Properties, Inc. serve for staggered three-year terms, and the terms of the current Class I, Class II and Class III directors expire at the annual meetings of stockholders of Boston Properties, Inc. to be held in 2010, 2011 and 2012, respectively.

Currently, at each annual meeting of stockholders of Boston Properties, Inc., directors are elected or re-elected for a full term of three years to succeed those directors whose terms are expiring. However, the Board of Directors of Boston Properties, Inc. has approved an amendment to the Amended and Restated Certificate of Incorporation of Boston Properties, Inc. that would, among other things, destagger the Board of Directors and provide for the annual election of directors. Boston Properties, Inc. intends to submit this amendment to its stockholders for approval at its 2010 annual meeting of stockholders. If this amendment is approved by stockholders, then commencing with the class of directors standing for election at the 2011 annual meeting of stockholders of Boston Properties, Inc., directors will stand for election for one-year terms expiring at the next succeeding annual meeting of stockholders. Directors elected prior to the 2011 annual meeting of stockholders will continue to serve their full three-year terms.

On October 26, 2009, Boston Properties, Inc. announced that Richard E. Salomon has decided that he will not stand for re-election to its Board of Directors upon the conclusion of his term at the 2010 annual meeting of the stockholders of Boston Properties, Inc. in order to devote more time to his other business interests. Mr. Salomon has served on the Board of Directors of Boston Properties, Inc. since November 1998, and he currently serves as Chairman of its Compensation Committee. On February 24, 2010, Dr. Jacob A. Frenkel was appointed as a Class I director to serve until the 2010 annual meeting of the stockholders of Boston Properties, Inc.

On January 10, 2010, Edward H. Linde, the Co-Founder and Chief Executive Officer of Boston Properties, Inc., passed away. Mortimer B. Zuckerman, Co-Founder and Chairman of the Board of Boston Properties, Inc., assumed the duties of Chief Executive Officer. On January 21, 2010, Douglas T. Linde was appointed to fill the vacancy on the Board of Directors of Boston Properties, Inc. resulting from the passing of Mr. E. Linde. Mr. D. Linde also currently serves as President of Boston Properties, Inc.

Boston Properties, Inc.’s Board of Directors has Audit, Compensation and Nominating and Corporate Governance Committees. The membership of each of these committees is described below.

Name of Director	Audit		Compensation		Nominating and Corporate Governance
Lawrence S. Bacow	X
Zoë Baird			X		X	*
Carol B. Einiger	X
Fredrick J. Iseman			X
Alan J. Patricof	X	*			X
Richard E. Salomon			X	*
David A. Twardock			X		X

X=Committee member, *=Chair

•

The Board of Directors of Boston Properties, Inc. has adopted charters for each of its Audit, Compensation and Nominating and Corporate Governance Committees. The Compensation Committee is comprised of four (4) independent directors. The Audit Committee is comprised of three (3) independent directors, and the Nominating and Corporate Governance Committee is comprised of three (3) independent directors. A copy of each of these charters is available on Boston Properties, Inc.’s website at http://www.bostonproperties.com under the heading “Corporate Governance” and subheading “Committees and Charters.”

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

Item 1A.	Risk Factors

Set forth below are the risks that we believe are material to our investors. We refer to our common, preferred and LTIP Units together as our “securities,” and the investors who own our securities “securityholders.” This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 42.

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

In addition, a significant economic downturn over a period of time could result in an event or change in circumstances that results in an impairment in the value of our properties. An impairment loss is recognized if the carrying amount of the asset (1) is not recoverable over its expected holding period and (2) exceeds its fair value. There can be no assurance that we will not take charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.

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

•

we may suspend development projects after construction has begun due to changes in economic conditions or other factors, and this may result in the write-off of costs, payment of additional costs or increases in overall costs when the development project is restarted.

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

We are currently developing and may in the future develop, properties either alone or through joint ventures with other persons, that are known as “mixed-use” developments. This means that in addition to the development of office space, the project may also include space for residential or other commercial purposes. We have limited experience in developing and managing non-office and non-retail real estate. As a result, if a development project includes a non-office or non-retail use, we may seek to sell the rights to that component to a third-party developer with experience in that use or we may seek to partner with such a developer. If we are not able to sell the rights or partner with such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, but also to specific risks associated with the development and ownership of non-office and non-retail real estate. In addition, even if we sell the rights to develop the other component or elect to participate in the development through a joint venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations necessitating that we complete the other component ourselves (including providing any necessary financing).

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

Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the current dislocations in the credit markets and the high rate of unemployment. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, financial condition and ability to pay distributions as a result of the following, among other potential consequences:

•

the financial condition of our tenants, many of which are financial, legal and other professional firms, may be adversely affected, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

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

An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets on favorable terms or at all.

As of February 19, 2010, we had approximately $394.3 million of indebtedness that bears interest at variable rates, and we may incur more of such indebtedness in the future. If interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our securityholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging” (formerly known as SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended”). In addition, an increase in interest rates could decrease the amount third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

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

On February 19, 2010, our total consolidated debt was approximately $6.7 billion (i.e., excluding unconsolidated joint venture debt). Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $17.5 billion at February 19, 2010. Total consolidated market capitalization was calculated using Boston Properties, Inc.’s closing stock price of $66.57 per common share and the following: (1) 158,781,892 outstanding common units of limited partnership (including 138,965,804 common units held by Boston Properties, Inc.), (2) an aggregate of 1,460,688 common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest, (3) an aggregate of 1,644,313 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and (4) our consolidated debt totaling approximately $6.7 billion. The calculation of total consolidated market capitalization does not include 1,080,938 2008 OPP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. Our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, at February 19, 2010 represented approximately 38.31% of our total consolidated market capitalization. This percentage will fluctuate with changes in the value of our common units and therefore with changes in the value of Boston Properties, Inc.’s common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the consolidated debt to total consolidated market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

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

We may also seek to acquire properties through the acquisition of first mortgage or mezzanine debt. Investments in these loans must be carefully structured to ensure that Boston Properties, Inc. continues to satisfy the various asset and income requirements applicable to REITs. If we fail to structure any such acquisition properly, Boston Properties, Inc. could fail to qualify as a REIT. In addition, acquisitions of first mortgage or mezzanine loans subject us to the risks associated with the borrower’s default, including potential bankruptcy, and there may be significant delays and costs associated with the process of foreclosure on collateral securing or supporting these investments. There can be no assurance that we would recover any or all of our investment in the event of such a default or bankruptcy.

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

In appropriate circumstances, we intend to develop and acquire properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. We currently have twelve joint ventures that are not consolidated with our financial statements. Our share of the aggregate revenue of these joint ventures represented approximately 18.0% of our total revenue (the sum of our total consolidated revenue and our share of such joint venture revenue) for the year ended December 31, 2009. Our participation in joint ventures is subject to the risks that:

•	we could become engaged in a dispute with any of our joint venture partners that might affect our ability to develop or operate a property;

•	our joint ventures are subject to debt and in the current volatile credit markets the refinancing of such debt may require equity capital calls;

•	our joint venture partners may default on their obligations necessitating that we fulfill their obligation ourselves;

•	our joint venture partners may have different objectives than we have regarding the appropriate timing and terms of any sale or refinancing of properties; and

•	our joint venture partners may have competing interests in our markets that could create conflict of interest issues.

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

Our ability to dispose of some of our properties is constrained by their tax attributes. Properties which we developed and have owned for a significant period of time or which we acquired through tax deferred contribution transactions in exchange for our partnership interests often have low tax bases. Furthermore, Boston Properties, Inc., as a REIT, may be subject to a 100% “prohibited transactions” tax on the gain from dispositions of property if it is deemed to hold the property primarily for sale to customers in the ordinary course of business, unless the disposition qualifies under a safe harbor exception for properties that have been held for at least two years and with respect to which certain other requirements are met. The potential application of the prohibited transactions tax could cause us to forego potential dispositions of property or other opportunities that might otherwise be attractive to us, or to undertake such dispositions or other opportunities through a taxable REIT subsidiary, which would generally result in income taxes being incurred. If we dispose of these properties outright in taxable transactions, we may be required to distribute a significant amount of the taxable gain to our securityholders and to stockholders of Boston Properties, Inc. under the requirements of the Internal Revenue Code for REITs, which in turn would impact our cash flow and increase our leverage. In some cases, without incurring additional costs we may be restricted from disposing of properties contributed in exchange for our partnership interests under tax protection agreements with contributors. To dispose of low basis or tax-protected properties efficiently we from time to time use like-kind exchanges, which qualify for non-recognition of taxable gain, but can be difficult to consummate and result in the property for which the disposed assets are exchanged inheriting their low tax bases and other tax attributes (including tax protection covenants).

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

We, in general, and the holders of our securities, in particular, must rely on Boston Properties, Inc., as our general partner, to manage our affairs and business. Boston Properties, Inc. is subject to certain risks that may affect its financial and other conditions, including particularly adverse consequences if it fails to qualify as a REIT for federal income tax purposes. While Boston Properties, Inc. intends to operate in a manner that will allow it to continue to qualify as a REIT we cannot assure you that it will remain qualified as such in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification.

If Boston Properties, Inc. fails to qualify as a REIT it will face serious tax consequences which will directly and adversely impact us and may substantially reduce the funds available for payment of distributions to our securityholders, and it will be barred from qualifying as a REIT for four years following such failure.

If Boston Properties, Inc. fails to qualify as a REIT but is eligible for certain relief provisions, then it may retain its status as a REIT but may be required to pay a penalty tax, which could be substantial.

In order to enable our sole general partner, Boston Properties, Inc. to maintain its REIT status, we may be forced to borrow funds during unfavorable market conditions or to pay taxable distributions of its common stock.

In order to enable our sole general partner, Boston Properties, Inc. to maintain its REIT status, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings or, alternatively, for 2010 or 2011, Boston Properties, Inc. could pay a taxable stock distribution. To qualify as a REIT, Boston Properties, Inc. generally must distribute to its stockholders at least 90% of its net taxable income each year, excluding capital gains. In addition, Boston Properties, Inc. will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by us in any calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years. Boston Properties, Inc. may need short-term debt or long-term debt or proceeds from asset sales, creation of joint ventures or sales of common stock to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. The inability of our cash flows to cover these distribution requirements could have an adverse impact on our ability to raise short-and long-term debt or sell equity securities in order to fund distributions required to maintain Boston Properties, Inc.’s REIT status. Alternatively, under recent IRS guidance that is effective through 2011, Boston Properties, Inc. may elect to distribute taxable distributions that are payable up to 90% in the form of its common stock (with the remainder payable in cash). In this event, securityholders will be required to include the full amount of the distribution in income and securityholder’s tax liability could exceed the cash portion of their distribution.

Limits on changes in control of Boston Properties, Inc. may discourage takeover attempts beneficial our securityholders.

Provisions in Boston Properties, Inc.’s certificate of incorporation and bylaws, its shareholder rights agreement and provisions in our agreement of limited partnership, as well as provisions of the Internal Revenue Code and Delaware corporate law, may:

•	delay or prevent a change of control over Boston Properties, Inc. or a tender offer, even if such action might be beneficial to our securityholders or the stockholders of Boston Properties, Inc.; and

•

limit our securityholders’ opportunity or the opportunity of stockholders of Boston Properties, Inc. to receive a potential premium for their units or shares of common stock over then-prevailing market prices.

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

Agreement of Limited Partnership of BPLP

We have agreed in our agreement of limited partnership agreement that Boston Properties, Inc. will not engage in specified extraordinary transactions, including, among others, business combinations, unless limited partners other than Boston Properties, Inc. receive, or have the opportunity to receive, either (1) the same consideration for their partnership interests as holders of Boston Properties, Inc.’s common stock in the transaction or (2) limited partnership units that, among other things, would entitle the holders, upon redemption of these units, to receive shares of common equity of a publicly traded company or the same consideration as holders of Boston Properties, Inc. common stock received in the transaction. If these limited partners would not receive such consideration, we cannot engage in the transaction unless limited partners holding at least 75% of the common units of limited partnership interest, other than those held by Boston Properties, Inc. or its affiliates, consent to the transaction. In addition, we have agreed in our agreement of limited partnership that Boston Properties, Inc., as our general partner, will not complete specified extraordinary transactions, including among others, business combinations, in which we receive the approval of our common stockholders unless (1) limited partners holding at least 75% of the common units of limited partnership interest, other than those held by Boston Properties, Inc. or its affiliates, consent to the transaction or (2) our limited partners are also allowed to vote and the transaction would have been approved had these limited partners been able to vote as common stockholders on the transaction. Therefore, if Boston Properties, Inc.’s common stockholders approve a specified extraordinary transaction, the partnership agreement requires the following before we can complete the transaction:

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

We depend on the efforts of key personnel, particularly Mortimer B. Zuckerman, Chairman of the Board and Chief Executive Officer of Boston Properties, Inc., and Douglas T. Linde, the President of Boston Properties, Inc. Among the reasons that Messrs. Zuckerman and D. Linde are important to our success is that each has a national reputation, which attracts business and investment opportunities and assists us in negotiations with lenders, joint venture partners and other investors. If we lost their services, our relationships with lenders, potential tenants and industry personnel could diminish. Mr. Zuckerman has substantial outside business interests that could interfere with his ability to devote his full time to our business and affairs.

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

Some holders of our limited partnership interests, including Mr. Zuckerman and the estate of Mr. E. Linde, would incur adverse tax consequences upon the sale of certain of our properties and on the repayment of related debt which differ from the tax consequences to us. Consequently, such holders of our limited partnership interests may have different objectives regarding the appropriate pricing and timing of any such sale or repayment of debt. While Boston Properties, Inc. has exclusive authority under our limited partnership agreement to determine when to refinance or repay debt or whether, when, and on what terms to sell a property, subject, in the case of certain properties, to the contractual commitments described below, any such decision would require the approval of the Board of Directors of Boston Properties, Inc. While the Board of Directors of Boston Properties, Inc. has a policy with respect to these matters, as directors and executive officers of Boston Properties, Inc., Messrs. Zuckerman and D. Linde could exercise their influence in a manner inconsistent with the interests of some of Boston Properties, Inc.’s stockholders, including in a manner which could prevent completion of a sale of a property or the repayment of indebtedness.

Agreement not to sell some properties.

We have entered into tax protection agreements with respect to some properties that we have acquired in exchange for partnership interests in BPLP. Pursuant to those agreements, we have agreed not to sell or otherwise transfer some of our properties, prior to specified dates, in any transaction that would trigger taxable income and we are responsible for the reimbursement of certain tax-related costs to the prior owners if the subject properties are sold in a taxable sale. In general, our obligations to the prior owners are limited in time and only apply to actual damages suffered. As of December 31, 2009 there were a total of five properties subject to these restrictions and those properties accounted for approximately 25% of our total revenue for the year ended December 31, 2009.

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

Mr. Zuckerman will continue to engage in other activities.

Mr. Zuckerman has a broad and varied range of investment interests. He could acquire an interest in a company which is not currently involved in real estate investment activities but which may acquire real property in the future. However, pursuant to his employment agreement, Mr. Zuckerman will not, in general, have management control over such companies and, therefore, he may not be able to prevent one or more of such companies from engaging in activities that are in competition with our activities.

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

We face possible risks associated with the physical effects of climate change.

We cannot predict with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. For example, many of our properties are located along the East and West coasts, particularly those in the Central Business Districts of Midtown Manhattan, Boston and San Francisco. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal at our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

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

Some of our properties are located in urban and previously developed areas where fill or current or historic industrial uses of the areas have caused site contamination. It is our policy to retain independent environmental consultants to conduct or update Phase I environmental site assessments and asbestos surveys with respect to our acquisition of properties. These assessments generally include a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, federal and historical documents, but do not involve invasive techniques such as soil and ground water sampling. Where appropriate, on a property-by-property basis, our practice is to have these consultants conduct additional testing, including sampling for asbestos, for lead in drinking water, for soil contamination where underground storage tanks are or were located or where other past site usage creates a potential environmental problem, and for contamination in groundwater. Even though these environmental assessments are conducted, there is still the risk that:

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2009, our portfolio consisted of 146 properties totaling approximately 37.7 million net rentable square feet and structured parking for vehicles containing approximately 12.8 million square feet. Our properties consisted of (1) 140 office properties, including 120 Class A office buildings, including three properties under construction, and 20 properties that support both office and technical uses, (2) three retail properties, (3) one hotel and (4) two residential properties (both of which are under construction). In addition, we own or control 510.1 acres of land for future development. The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at December 31, 2009. Information relating to properties owned by the Value-Added Fund is not included in our portfolio information tables or any other portfolio level statistics because the Value-Added Fund invests in assets within our existing markets that have deficiencies in property characteristics which provide an opportunity to create value through repositioning, refurbishment or renovation. We therefore believe including such information in our portfolio tables and statistics would render the portfolio information less useful to investors. Information relating to the Value-Added Fund is set forth separately below.

Properties	Location	% Leased	Number of Buildings	Net Rentable Square Feet
Class A Office
General Motors Building (60% ownership)	New York, NY	98.1%	1	1,777,639
399 Park Avenue	New York, NY	95.6%	1	1,712,223
601 Lexington Avenue (formerly known as Citigroup Center)	New York, NY	88.8%	1	1,613,406
Times Square Tower	New York, NY	99.7%	1	1,243,298
800 Boylston Street—The Prudential Center	Boston, MA	96.6%	1	1,192,675
599 Lexington Avenue	New York, NY	95.4%	1	1,039,158
Embarcadero Center Four	San Francisco, CA	93.7%	1	936,260
111 Huntington Avenue—The Prudential Center	Boston, MA	99.6%	1	859,642
Embarcadero Center One	San Francisco, CA	86.8%	1	833,723
Embarcadero Center Two	San Francisco, CA	97.9%	1	779,768
Embarcadero Center Three	San Francisco, CA	84.7%	1	775,086
South of Market	Reston, VA	91.8%	3	648,279
Two Grand Central Tower (60% ownership)	New York, NY	94.5%	1	637,482
Capital Gallery	Washington, DC	100.0%	1	621,009
Metropolitan Square (51% ownership)	Washington, DC	99.9%	1	586,885
125 West 55th Street (60% ownership)	New York, NY	100.0%	1	566,952
3200 Zanker Road	San Jose, CA	100.0%	4	543,900
901 New York Avenue (25% ownership)	Washington, DC	99.4%	1	539,229
Reservoir Place	Waltham, MA	94.6%	1	526,386
601 and 651 Gateway	South San Francisco, CA	83.4%	2	506,168
101 Huntington Avenue—The Prudential Center	Boston, MA	99.4%	1	505,939
Two Freedom Square	Reston, VA	99.4%	1	421,253
One Freedom Square	Reston, VA	94.2%	1	414,433
One Tower Center	East Brunswick, NJ	40.8%	1	413,677
Market Square North (50% ownership)	Washington, DC	98.3%	1	401,279
140 Kendrick Street	Needham, MA	100.0%	3	380,987
One and Two Discovery Square	Reston, VA	100.0%	2	366,990
505 9th Street, N.W. (50% ownership)	Washington, DC	96.0%	1	321,943
1333 New Hampshire Avenue	Washington, DC	100.0%	1	315,371

Properties	Location	% Leased	Number of Buildings	Net Rentable Square Feet
One Reston Overlook	Reston, VA	100.0%	1	312,685
Waltham Weston Corporate Center	Waltham, MA	80.4%	1	306,789
230 CityPoint	Waltham, MA	92.5%	1	299,944
Wisconsin Place (66.67% ownership)	Chevy Chase, MD	91.1%	1	299,136
540 Madison Avenue (60% ownership)	New York, NY	90.7%	1	288,340
12310 Sunrise Valley	Reston, VA	100.0%	1	263,870
Reston Corporate Center	Reston, VA	100.0%	2	261,046
Quorum Office Park	Chelmsford, MA	100.0%	2	259,918
New Dominion Technology Park—Building Two	Herndon, VA	100.0%	1	257,400
611 Gateway	South San Francisco, CA	100.0%	1	256,302
12300 Sunrise Valley	Reston, VA	100.0%	1	255,244
1330 Connecticut Avenue	Washington, DC	100.0%	1	252,136
200 West Street	Waltham, MA	33.2%	1	248,951
500 E Street, S. W.	Washington, DC	100.0%	1	248,336
Five Cambridge Center	Cambridge, MA	100.0%	1	240,480
Democracy Tower	Reston, VA	100.0%	1	235,436
New Dominion Technology Park—Building One	Herndon, VA	100.0%	1	235,201
510 Carnegie Center	Princeton, NJ	100.0%	1	234,160
One Cambridge Center	Cambridge, MA	75.7%	1	215,385
635 Massachusetts Avenue(1)	Washington, DC	100.0%	1	211,000
77 CityPoint	Waltham, MA	100.0%	1	209,707
Sumner Square	Washington, DC	100.0%	1	208,665
Four Cambridge Center	Cambridge, MA	91.0%	1	198,723
University Place	Cambridge, MA	100.0%	1	195,282
North First Business Park(1)	San Jose, CA	75.8%	5	190,636
1301 New York Avenue	Washington, DC	100.0%	1	188,357
One Preserve Parkway	Rockville, MD	20.1%	1	183,192
12290 Sunrise Valley	Reston, VA	100.0%	1	182,424
2600 Tower Oaks Boulevard	Rockville, MD	88.7%	1	178,917
Eight Cambridge Center	Cambridge, MA	100.0%	1	177,226
Lexington Office Park	Lexington, MA	79.4%	2	166,359
210 Carnegie Center	Princeton, NJ	93.4%	1	162,368
206 Carnegie Center	Princeton, NJ	100.0%	1	161,763
191 Spring Street	Lexington, MA	100.0%	1	158,900
303 Almaden	San Jose, CA	94.1%	1	156,859
Kingstowne Two	Alexandria, VA	98.2%	1	156,251
10 & 20 Burlington Mall Road	Burlington, MA	84.6%	2	153,216
Ten Cambridge Center	Cambridge, MA	100.0%	1	152,664
Kingstowne One	Alexandria, VA	100.0%	1	150,838
214 Carnegie Center	Princeton, NJ	78.7%	1	150,774
212 Carnegie Center	Princeton, NJ	79.1%	1	149,354
506 Carnegie Center	Princeton, NJ	100.0%	1	145,213
Two Reston Overlook	Reston, VA	93.3%	1	134,615
202 Carnegie Center	Princeton, NJ	76.4%	1	130,582
Waltham Office Center(1)	Waltham, MA	16.0%	3	129,194
508 Carnegie Center	Princeton, NJ	57.8%	1	128,662
101 Carnegie Center	Princeton, NJ	100.0%	1	123,659
Montvale Center	Gaithersburg, MD	80.2%	1	123,317

Properties	Location	% Leased	Number of Buildings	Net Rentable Square Feet
504 Carnegie Center	Princeton, NJ	100.0%	1	121,990
91 Hartwell Avenue	Lexington, MA	40.4%	1	121,425
40 Shattuck Road	Andover, MA	70.5%	1	121,216
701 Carnegie Center	Princeton, NJ	100.0%	1	120,000
502 Carnegie Center	Princeton NJ	91.1%	1	118,473
Annapolis Junction (50% ownership)	Annapolis, MD	58.1%	1	117,599
Three Cambridge Center	Cambridge, MA	43.0%	1	108,152
201 Spring Street	Lexington, MA	100.0%	1	106,300
104 Carnegie Center	Princeton, NJ	97.2%	1	102,830
Bedford Business Park	Bedford, MA	100.0%	1	92,207
33 Hayden Avenue	Lexington, MA	100.0%	1	80,128
Eleven Cambridge Center	Cambridge, MA	100.0%	1	79,616
Reservoir Place North	Waltham, MA	100.0%	1	73,258
105 Carnegie Center	Princeton, NJ	55.3%	1	69,955
32 Hartwell Avenue	Lexington, MA	100.0%	1	69,154
302 Carnegie Center	Princeton, NJ	100.0%	1	64,926
195 West Street	Waltham, MA	100.0%	1	63,500
100 Hayden Avenue	Lexington, MA	100.0%	1	55,924
181 Spring Street	Lexington, MA	100.0%	1	55,793
211 Carnegie Center	Princeton, NJ	100.0%	1	47,025
92 Hayden Avenue	Lexington, MA	100.0%	1	31,100
201 Carnegie Center	Princeton, NJ	100.0%	—	6,500

Subtotal for Class A Office Properties		92.7%	117	33,037,587

Retail
Shops at The Prudential Center	Boston, MA	99.0%	1	510,029
Kingstowne Retail	Alexandria, VA	100.0%	1	88,288
Shaws Supermarket at The Prudential Center	Boston, MA	100.0%	1	57,235

Subtotal for Retail Properties		99.2%	3	655,552

Office/Technical Properties
Bedford Business Park	Bedford, MA	69.3%	2	379,056
Seven Cambridge Center	Cambridge, MA	100.0%	1	231,028
7601 Boston Boulevard	Springfield, VA	100.0%	1	103,750
7435 Boston Boulevard	Springfield, VA	100.0%	1	103,557
8000 Grainger Court	Springfield, VA	100.0%	1	88,775
7500 Boston Boulevard	Springfield, VA	100.0%	1	79,971
7501 Boston Boulevard	Springfield, VA	100.0%	1	75,756
6605 Springfield Center Drive(1)	Springfield, VA	0.0%	1	68,907
Fourteen Cambridge Center	Cambridge, MA	100.0%	1	67,362
164 Lexington Road	Billerica, MA	0.0%	1	64,140
103 Fourth Avenue(1)	Waltham, MA	58.5%	1	62,476
7450 Boston Boulevard	Springfield, VA	100.0%	1	62,402
7374 Boston Boulevard	Springfield, VA	100.0%	1	57,321
8000 Corporate Court	Springfield, VA	100.0%	1	52,539
7451 Boston Boulevard	Springfield, VA	100.0%	1	47,001
7300 Boston Boulevard	Springfield, VA	100.0%	1	32,000
17 Hartwell Avenue	Lexington, MA	100.0%	1	30,000
7375 Boston Boulevard	Springfield, VA	100.0%	1	26,865
6601 Springfield Center Drive(1)	Springfield, VA	100.0%	1	26,388

Subtotal for Office/Technical Properties		83.4%	20	1,659,294

Properties	Location	% Leased		Number of Buildings	Net Rentable Square Feet
Hotel Property
Cambridge Center Marriott	Cambridge, MA	75.1	%(2)	1	330,400

Subtotal for Hotel Property		75.1%		1	330,400

Subtotal for In-Service Properties		92.4%		141	35,682,833

Structured Parking		n/a		—	12,789,161

Properties Under Construction
Atlantic Wharf (formerly known as Russia Wharf)	Boston, MA	58	%(3)(4)	2	860,000
2200 Pennsylvania Avenue	Washington, DC	53	%(3)(5)	2	780,000
Weston Corporate Center	Weston, MA	100	%(3)	1	356,367

Subtotal for Properties Under Construction		66%		5	1,996,367

Total Portfolio				146	50,468,361

(1)	Property held for redevelopment as of December 31, 2009.
(2)	Represents the weighted-average room occupancy for the year ended December 31, 2009. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2009.
(3)	Represents percentage leased as of February 19, 2010.
(4)	Percentage leased excludes 70,000 square feet of the residential component and includes 24,000 square feet of retail space.
(5)	Percentage leased excludes 330,000 square feet of the residential component and includes 22,000 square feet of retail space in the office component.

The following table shows information relating to properties owned through the Value-Added Fund at December 31, 2009:

Property	Location	% Leased	Number of Buildings	Net Rentable Square Feet
Mountain View Research Park	Mountain View, CA	73.7%	16	600,449
One and Two Circle Star Way	San Carlos, CA	45.2%	2	206,945
Mountain View Technology Park	Mountain View, CA	57.6%	7	135,279
300 Billerica Road	Chelmsford, MA	100.0%	1	110,882

Total Value-Added Fund		68.8%	26	1,053,555

Percentage Leased and Average Annualized Revenue per Square Foot for In-Service Properties

The following table sets forth our percentage leased and average annualized revenue per square foot on a historical basis for our In-Service Properties.

	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009
Percentage leased	93.8%	94.2%	94.9%	94.5%	92.4%
Average annualized revenue per square foot(1)	$43.24	$43.73	$45.57	$51.50	$52.84

(1)	Annualized revenue is the contractual rental obligations and contractual reimbursements on an annualized basis at December 31, 2005, 2006, 2007, 2008 and 2009.

Top 20 Tenants by Square Feet

Our 20 largest tenants by square feet as of December 31, 2009 were as follows:

	Tenant	Square Feet		% of In-Service Portfolio
1	U.S. Government	1,823,345	(1)	5.17%
2	Lockheed Martin	1,305,094		3.70%
3	Citibank	1,047,687	(2)	2.97%
4	Genentech	565,791	(3)	1.60%
5	Kirkland & Ellis	557,392	(4)	1.58%
6	Procter & Gamble (Gillette)	484,051		1.37%
7	Shearman & Sterling	472,808		1.34%
8	Weil Gotshal Manges	456,744	(5)	1.29%
9	O’Melveny & Myers	446,039		1.26%
10	Parametric Technology	380,987		1.08%
11	Finnegan Henderson Farabow	356,195	(6)	1.01%
12	Accenture	354,854		1.01%
13	Ann Taylor	338,942		0.96%
14	Northrop Grumman	327,677		0.93%
15	Biogen Idec MA	321,564		0.91%
16	Washington Group International	299,079		0.85%
17	Aramis (Estee Lauder)	295,610	(7)	0.84%
18	Bingham McCutchen	291,415		0.83%
19	Akin Gump Strauss Hauer & Feld	290,132		0.82%
20	Macquarie Holdings	286,288	(8)	0.81%

	Total % of Portfolio Square Feet			30.33%

	Total % of Portfolio Revenue			31.48%

(1)	Includes 116,353, 68,276 and 56,351 square feet of space in properties in which we have a 60%, 51% and 50% interest, respectively.
(2)	Includes 10,080 and 2,761 square feet of space in properties in which we have a 60% and 51% interest, respectively.
(3)	Excludes 55,860 square feet of expansion space at 601 Gateway executed in the third quarter of 2009.
(4)	Includes 256,904 square feet of space in a property in which we have a 51% interest.
(5)	Includes 456,744 square feet of space in a property in which we have a 60% interest.
(6)	Includes 258,990 square feet of space in a property in which we have a 25% interest.
(7)	Includes 295,610 square feet of space in a property in which we have a 60% interest.
(8)	Includes 261,387 square feet of space in a property in which we have a 60% interest.

Tenant Diversification (Gross Rent) *

Our tenant diversification as of December 31, 2009 was as follows:

Sector	Percentage of Gross Rent
Legal Services	26%
Financial Services	24%
Manufacturing/Consumer Products	10%
Technical and Scientific Services	10%
Other Professional Services	8%
Other	6%
Retail	6%
Government/Public Administration	4%
Media / Telecommunications	3%
Real Estate and Insurance	3%

*	The classification of our tenants is based on the U.S. Government’s North American Industry Classification System (NAICS), which has replaced the Standard Industrial Classification (SIC) system.

Lease Expirations (1)

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups(2)	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups p.s.f.(2)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-ups(3)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-ups p.s.f.(3)	Percentage of Total Square Feet
2010	3,206,855	$128,268,790	$40.00	$130,810,194	$40.79	9.1%
2011	2,864,389	137,216,759	47.90	138,388,278	48.31	8.1%
2012	3,178,379	151,937,120	47.80	155,045,606	48.78	9.0%
2013	1,274,393	64,085,194	50.29	66,245,555	51.98	3.6%
2014	3,314,744	136,308,062	41.12	146,805,681	44.29	9.4%
2015	2,354,859	113,885,427	48.36	135,674,860	57.61	6.7%
2016	2,717,719	152,000,893	55.93	161,514,343	59.43	7.7%
2017	3,009,517	207,276,515	68.87	223,805,530	74.37	8.5%
2018	748,068	50,118,488	67.00	55,747,737	74.52	2.1%
2019	2,905,638	163,914,655	56.41	187,405,744	64.50	8.2%
Thereafter	6,729,429	405,013,596	60.19	499,298,064	74.20	19.0%

(1)	Includes 100% of unconsolidated joint venture properties, except for properties owned by the Value-Added Fund.
(2)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2009 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.
(3)	Represents the monthly contractual base rent under expiring leases with future contractual increases upon expiration and recoveries from tenants under existing leases as of December 31, 2009 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.

Item 3.	Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) There is no established public trading market for the common units. On February 19, 2010, there were approximately 301 holders of record and 158,781,892 common units outstanding, 138,965,804 of which were held by Boston Properties, Inc. The following table sets forth the quarterly distributions per common unit for the periods presented.

Quarter Ended	Distributions per common unit
December 31, 2009	$.50
September 30, 2009	.50
June 30, 2009	.50
March 31, 2009	.68
December 31, 2008	.68
September 30, 2008	.68
June 30, 2008	.68
March 31, 2008	.68

In order to enable Boston Properties, Inc. to maintain its qualification as a REIT, it must make annual distributions to its stockholders of at least 90% of its taxable income (not including net capital gains). Boston Properties, Inc. has adopted a policy of paying regular quarterly dividends on its common stock, and we have adopted a policy of paying regular quarterly distributions on our common units. Cash distributions have been paid on the common stock of Boston Properties, Inc. and our common units since the initial public offering of Boston Properties, Inc. Distributions are declared at the discretion of the Board of Directors of Boston Properties, Inc. and depend on actual and anticipated cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors Boston Properties, Inc.’s Board of Directors may consider relevant.

Each time Boston Properties, Inc. issues shares of stock (other than in exchange for OP Units when such OP Units are presented for redemption), it contributes the proceeds of such issuance to us in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the fourth quarter 2009, in connection with issuances of common stock by Boston Properties, Inc. pursuant to exercises of stock options under the 1997 Plan, we issued an aggregate of approximately 109,343 OP Units to Boston Properties, Inc. in exchange for approximately $3.5 million, the aggregate proceeds of the common stock issuances by Boston Properties, Inc. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b) None.

(c) Issuer Purchases of Equity Securities. None.

Item 6.	Selected Financial Data

The following table sets forth our selected financial and operating data on a historical basis, which has been revised for the adoption on January 1, 2009 of (1) Accounting Standards Codification (“ASC”) 470-20 “Debt with Conversion and Other Options” (“ASC 470-20”) (formerly known as FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”)) (Refer to Note 8 of the Consolidated Financial Statements), (2) the guidance included in ASC 810 “Consolidation” (“ASC 810”) (formerly known as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”)) and ASC 480-10-S99 “Distinguishing Liabilities from Equity” (“ASC 480-10-S99”) (formerly known as EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities” (Amended)) (Refer to Note 11 of the Consolidated Financial Statements), (3) the guidance included in ASC 260-10 “Earnings Per Share” (“ASC 260-10”) (formerly known as FSP EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-06-1”)) (Refer to Note 15 of the Consolidated Financial Statements), and which has been revised for the reclassifications related to the disposition of qualifying properties during 2007, 2006 and 2005 which have been reclassified as discontinued operations, for the periods presented, in accordance with the guidance in ASC 360 “Property, Plant and Equipment” (“ASC 360”) (formerly known as SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”)) (Refer to Note 19 of the Consolidated Financial Statements). The following data should be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

Our historical operating results may not be comparable to our future operating results.

	For the year ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per unit data)
Statement of Operations Information:
Total revenue	$1,522,249	$1,488,400	$1,482,289	$1,417,627	$1,382,866

Expenses:
Rental operating	501,799	488,030	455,840	437,705	434,353
Hotel operating	23,966	27,510	27,765	24,966	22,776
General and administrative	75,447	72,365	69,882	59,375	55,471
Interest	322,833	295,322	302,980	302,221	308,091
Depreciation and amortization	313,458	296,122	278,249	266,411	258,332
Loss from suspension of development	27,766	—	—	—	—
Net derivative losses	—	17,021	—	—	—
Losses (gains) from investments in securities	(2,434)	4,604	—	—	—
Losses from early extinguishments of debt	510	—	3,417	32,143	12,896

Income before income (loss) from unconsolidated joint ventures, gains on sales of real estate and other assets, discontinued operations, cumulative effect of a change in accounting principle and net income attributable to noncontrolling interests	258,904	287,426	344,156	294,806	290,947
Income (loss) from unconsolidated joint ventures	12,058	(182,018)	20,428	24,507	4,829
Gains on sales of real estate and other assets	11,760	33,340	957,406	727,131	188,546

Income from continuing operations	282,722	138,748	1,321,990	1,046,444	484,322
Discontinued operations	—	—	274,091	19,081	76,272
Cumulative effect of a change in accounting principle	—	—	—	—	(5,043)

Net income	282,722	138,748	1,596,081	1,065,525	555,551
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships	(2,778)	(1,997)	(84)	2,013	6,017
Noncontrolling interest—redeemable preferred units	(3,594)	(4,226)	(10,429)	(22,814)	(26,780)

Net income attributable to Boston Properties Limited Partnership	$276,350	$132,525	$1,585,568	$1,044,724	$534,788

	For the year ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per unit data)
Basic earnings per common unit attributable to Boston Properties Limited Partnership:
Income from continuing operations	$1.83	$0.94	$9.37	$7.55	$3.49
Discontinued operations	—	—	1.97	0.14	0.57
Cumulative effect of a change in accounting principle	—	—	—	—	(0.04)

Net income	$1.83	$0.94	$11.34	$7.69	$4.02

Weighted average number of common units outstanding	151,386	140,336	139,290	135,923	132,881

Diluted earnings per common unit attributable to Boston Properties Limited Partnership:
Income from continuing operations	$1.82	$0.94	$9.24	$7.42	$3.44
Discontinued operations	—	—	1.94	0.14	0.56
Cumulative effect of a change in accounting principle	—	—	—	—	(0.04)

Net income	$1.82	$0.94	$11.18	$7.56	$3.96

Weighted average number of common and common equivalent units outstanding	151,848	141,655	141,231	138,279	135,166

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet information:
Real estate, gross	$10,659,412	$10,185,061	$9,833,850	$9,211,535	$9,001,776
Real estate, net	8,658,495	8,440,813	8,318,655	7,828,615	7,742,677
Cash and cash equivalents	1,448,933	241,510	1,506,921	725,788	261,496
Total assets	11,941,317	10,501,867	10,793,104	9,363,234	8,758,943
Total indebtedness	6,719,771	6,092,884	5,378,360	4,548,550	4,826,254
Noncontrolling interests	1,529,634	1,227,395	2,057,287	2,639,799	1,973,040
Boston Properties Limited Partnership partners’ capital	3,182,020	2,664,853	1,953,898	915,080	1,522,195
Noncontrolling interests in property partnerships	5,671	6,900	25,805	12,454	17,954

	For the year ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per unit and percentage data)
Other Information:
Funds from operations (1)	$700,350	$472,296	$639,556	$589,779	$572,877
Funds from operations, as adjusted (1)	700,350	472,296	642,231	621,223	583,918
Distributions per common unit	2.18	2.72	8.70	8.12	5.19
Cash flow provided by operating activities	617,376	565,311	631,654	528,163	472,249
Cash flow provided by (used in) investing activities	(446,601)	(1,320,079)	574,655	229,572	356,605
Cash flow provided by (used in) financing activities	1,036,648	(510,643)	(425,176)	(293,443)	(806,702)
Total square feet at end of year (including development projects)	50,468	49,761	43,814	43,389	42,013
In-service percentage leased rate at end of year	92.4%	94.5%	94.9%	94.2%	93.8%

(1)	Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate Funds from Operations, or “FFO,” by adjusting net income (loss) attributable to Boston Properties Limited Partnership (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships, joint ventures and preferred distributions. FFO is a non-GAAP financial measure. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently.

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

Neither FFO, nor FFO as adjusted, should be considered as an alternative to net income attributable to Boston Properties Limited Partnership (determined in accordance with GAAP) as an indication of our performance. Neither FFO nor FFO, as adjusted, represent cash generated from operating activities determined in accordance with GAAP and neither of these measures is a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO and FFO, as adjusted, should be compared with our reported net income attributable to Boston Properties Limited Partnership and considered in addition to cash flows in accordance with GAAP, as presented in our Consolidated Financial Statements.

A reconciliation of FFO, and FFO, as adjusted, to net income attributable to Boston Properties Limited Partnership computed in accordance with GAAP is provided under the heading of “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations.”

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•

the impact of the continued global economic slowdown (including the related high unemployment and constrained credit), which is having and may continue to have a negative effect on the following, among other things:

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

The risks set forth above are not exhaustive. Other sections of this report, including “Part I, Item 1A-Risk Factors,” include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise, for a discussion of risks and uncertainties that may cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements. We expressly disclaim any responsibility to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or otherwise, and you should not rely upon these forward-looking statements after the date of this report.

Overview

Boston Properties Limited Partnership is the entity through which Boston Properties, Inc. conducts substantially all of its business and owns (either directly or through subsidiaries) all of its assets. Our properties are concentrated in five markets—Boston, midtown Manhattan, Washington, DC, San Francisco and Princeton, NJ. We generate revenue and cash primarily by leasing our Class A office space to our tenants. Factors we consider when we lease space include the creditworthiness of the tenant, the length of the lease, the rental rate to be paid, the costs of tenant improvements, current and anticipated operating costs and real estate taxes, our current and anticipated vacancy, current and anticipated future demand for office space and general economic factors. From time to time, we also generate cash through the sale of assets.

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

Although leasing velocity has generally improved in our markets since the beginning of 2009, particularly in New York City, the lack of meaningful job growth, the overall availability of space and the absence of meaningful new tenant expansion have negatively impacted lease economics. Rental rates have declined and transaction costs (including tenant improvement allowances and free rent periods) have increased. While it is not clear how long these trends will persist, our experiences in past recessions suggest that we will not see unemployment peak and job growth begin until the later stages of a broad economic recovery. We continue to believe that general office market conditions are dependent on the impact of a recovery in the labor markets. Because the individual labor and industry markets may recover at different paces, we may see varying degrees of strength or softness in our core markets. Throughout 2009 we have seen an increase in transaction velocity across all of our markets. Although overall supply has increased, demand has decreased and there has been negative absorption of available space. We expect tenants in our markets to continue to take advantage of the ability to upgrade to high-quality space, such as ours. Overall, we expect our occupancy to remain relatively flat during 2010.

Given the volatility in the capital markets over the past 18 months and the potential to acquire assets at attractive prices, we took steps to improve our liquidity and enhance our capital position. Since the beginning of 2009 we raised a total of $1.8 billion from the following: (1) we raised $265 million in two secured financings, (2) in June 2009, Boston Properties, Inc. completed a public offering of 17,250,000 shares of common stock, which raised approximately $842 million of net proceeds, which were contributed to us, and (3) in October 2009, we completed a public offering of 5.875% senior notes due 2019 that raised aggregate net proceeds of approximately $694 million. In 2010, we expect to repay approximately $78 million of indebtedness and to refinance or extend approximately $632 million of $646 million of other debt that matures, which amount includes our share of unconsolidated joint venture debt. As of February 19, 2010, we believe our combination of available cash of approximately $1.4 billion and borrowing capacity on our Unsecured Line of Credit of approximately $1.0 billion is sufficient to meet all of our existing development funding obligations, repay near term financings and provide significant capital for future investments. We believe the quality of our assets and our strong balance sheet are attractive to lenders’ and equity investors’ current investment selectivity and should enable us to continue to access multiple sources of capital. In addition, we believe deteriorated market fundamentals, overleveraged real estate assets and existing property owners with insufficient capital resources will eventually provide opportunities for well capitalized companies and seasoned operators, such as us, to acquire high-quality assets at attractive levels. Opportunities to acquire properties may come through outright property acquisitions, joint venture arrangements or through the purchase of first mortgage or mezzanine debt. While transactional activity in the office sector has yet to accelerate, our management team is actively seeking opportunities. We will maintain our disciplined investment strategy, which focuses on high-quality assets in supply-constrained markets, emphasizing long-term value creation.

We believe the successful lease-up and completion of our development pipeline will enhance our long-term return on equity and earnings growth as these developments are placed in-service in 2010, 2011 and 2012. However, we do not anticipate undertaking new development projects in the foreseeable future without significant pre-leasing commitments from creditworthy tenants.

For descriptions of significant transactions that we entered into during 2009, see “Item 1. Business—Transactions During 2009.”

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

Real Estate

Upon acquisitions of real estate, we assess the fair value of acquired tangible and intangible assets, including land, buildings, tenant improvements, “above-” and “below-market” leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities in accordance with guidance included in Accounting Standards Codification (“ASC”) 805 “Business Combinations” (“ASC 805”) (formerly known as Statement of Financial Accounting Standards (“SFAS”) No. 141(R) (“SFAS 141(R)”)), and allocate the purchase price to the acquired assets and assumed liabilities, including land at appraised value and buildings as if vacant. We assess and consider fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that we deem appropriate, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also consider an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenant’s credit quality and expectations of lease renewals. Based on our acquisitions to date, our allocation to customer relationship intangible assets has been immaterial.

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

Management reviews its long-lived assets used in operations for impairment following the end of each quarter and when there is an event or change in circumstances that indicates an impairment in value. An impairment loss is recognized if the carrying amount of its assets is not recoverable and exceeds its fair value. If such criteria are present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be “long-lived assets to be held and used” as defined by guidance included in ASC 360 “Property, Plant and Equipment” (“ASC 360”) (formerly known as SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”)) are considered on an undiscounted basis to determine whether an asset has been impaired, our established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that impairment has occurred, the affected assets must be reduced to their fair value.

ASC 360 (formerly known as SFAS No. 144), requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by Boston Properties, Inc.’s Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that the property sale within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets and the asset is written down to the lower of carrying value or fair market value.

Real estate is stated at depreciated cost. A variety of costs are incurred in the acquisition, development and leasing of properties. The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Effective January 1, 2009, under the provisions of ASC 805 (formerly known as SFAS No. 141(R)), we were required to expense costs associated with the acquisition of real property such as legal, due diligence and other closing related costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, internal wages, property taxes, insurance, and other project costs incurred during the period of development. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project commences and capitalization begins, and when a development project is substantially complete and held available for occupancy and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by guidance in ASC 835-20 “Capitalization of Interest” and ASC 970 “Real Estate—General” (formerly known as SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Projects”). The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs necessary to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We begin the capitalization of costs during the pre-construction period which we define as activities that are necessary to the development of the property. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed, (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction, or (3) if activities necessary for the development of the property have been suspended.

Investments in Unconsolidated Joint Ventures

Except for ownership interests in variable interest entities for which we are the primary beneficiary, we account for our investments in joint ventures under the equity method of accounting because we exercise significant influence over, but do not control, these entities. Our judgment with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity involves the consideration of various factors including the form of our ownership interest, our representation in the entity’s governance, the size of our investment (including loans), estimates of future cash flows, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the venture, if applicable. Our assessment of our influence or control over an entity affects the presentation of these investments in our consolidated financial statements.

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

To the extent that we contribute assets to a joint venture, our investment in the joint venture is recorded at our cost basis in the assets that were contributed to the joint venture. To the extent that our cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in our share of equity in net income of the joint venture. In accordance with the provisions of ASC 970-323 “Investments—Equity Method and Joint Ventures” (“ASC 970-323”) (formerly Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”)), we will recognize gains on the contribution of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale.

The combined summarized financial information of the unconsolidated joint ventures is disclosed in Note 5 of the Consolidated Financial Statements.

Revenue Recognition

Contractual rental revenue is reported on a straight-line basis over the terms of our respective leases. In accordance with guidance included in ASC 805 (formerly known as SFAS No. 141(R)), we recognize rental revenue of acquired in-place “above-” and “below-market” leases at their fair values over the terms of the respective leases. Accrued rental income as reported on the Consolidated Balance Sheets represents rental income recognized in excess of rent payments actually received pursuant to the terms of the individual lease agreements.

For the year ended December 31, 2009, we recorded approximately $4.2 million of rental revenue representing the adjustments of rents from “above-” and “below-market” leases in accordance with ASC 805 (formerly known as SFAS No. 141(R)). For the year ended December 31, 2009, the impact of the straight-line rent adjustment increased rental revenue by approximately $42.2 million. These amounts exclude the adjustment of rents from “above-” and “below-market” leases and straight-line income from unconsolidated joint ventures, which are disclosed in Note 5 of the Consolidated Financial Statements.

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

If our estimates of collectability differ from the cash received, then the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 7.0 years as of December 31, 2009. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

Recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs, are recognized as revenue in the period during which the expenses are incurred. Tenant reimbursements are recognized and presented in accordance with guidance in ASC 605-45 “Principal Agent Considerations” (“ASC 605-45”) (formerly known as Emerging Issues Task Force, or EITF, Issue 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent,” or (“Issue 99-19”)). ASC 605-45 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We also receive reimbursement of payroll and payroll related costs from third parties which we reflect on a net basis in accordance with guidance in ASC 605-45.

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

Gains on sales of real estate are recognized pursuant to the provisions included in ASC 360-20 “Real Estate Sales” (“ASC 360-20”) (formerly known as SFAS No. 66, “Accounting for Sales of Real Estate”). The specific timing of the sale is measured against various criteria in ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, we defer some or all of the gain recognition and account for the continued operations of the property by applying the finance, leasing, profit sharing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2009, 2008 and 2007.

At December 31, 2009, 2008 and 2007, we owned or had interests in a portfolio of 146, 147 and 139 properties, respectively (the “Total Property Portfolio”). As a result of changes within our Total Property

Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio are necessarily meaningful. Therefore, the comparisons of operating results for the years ended 2009, 2008 and 2007 show separately the changes attributable to the properties that were owned by us throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in Properties Acquired, Sold, Repositioned and Placed-in Service.

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

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income attributable to Boston Properties Limited Partnership, the most directly comparable GAAP financial measure, plus income attributable to noncontrolling interests, losses (gains) from investments in securities, losses from early extinguishments of debt, net derivative losses, loss from suspension of development, depreciation and amortization, interest expense, general and administrative expense, less gains on sales of real estate and other assets, income (loss) from unconsolidated joint ventures, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

Our management also uses NOI to evaluate regional property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties Limited Partnership. NOI excludes certain components from net income attributable to Boston Properties Limited Partnership in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income attributable to Boston Properties Limited Partnership as presented in our Consolidated Financial Statements. NOI should not be considered as an alternative to net income attributable to Boston Properties Limited Partnership as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions. For a reconciliation of NOI to net income attributable to Boston Properties Limited Partnership, see Note 14 to the Consolidated Financial Statements.

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 126 properties, including properties acquired or placed in-service on or prior to January 1, 2008 and owned through December 31, 2009, totaling approximately 30.1 million net rentable square feet of space (excluding square feet of structured parking). The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after January 1, 2008 or disposed of on or prior to December 31, 2009. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the year ended December 31, 2009 and 2008 with respect to the properties which were acquired, placed in-service, repositioned or sold.

	Same Property Portfolio				Properties Sold		Properties Acquired		Properties Placed In-Service		Properties Repositioned		Total Property Portfolio
(dollars in thousands)	2009	2008	Increase/ (Decrease)	% Change	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$1,358,000	$1,344,408	$13,592	1.01%	$—	$90	$7,244	$1,828	$73,273	$43,283	$—	$—	$1,438,517	$1,389,609	$48,908	3.52%
Termination Income	14,410	12,443	1,967	15.81%	—	—	—	—	—	—	—	—	14,410	12,443	1,967	15.81%

Total Rental Revenue	1,372,410	1,356,851	15,559	1.15%	—	90	7,244	1,828	73,273	43,283	—	—	1,452,927	1,402,052	50,875	3.63%

Real Estate Operating Expenses	479,983	477,172	2,811	0.59%	—	46	1,274	274	20,542	10,538	—	—	501,799	488,030	13,769	2.82%

Net Operating Income, excluding hotel	892,427	879,679	12,748	1.45%	—	44	5,970	1,554	52,731	32,745	—	—	951,128	914,022	37,106	4.06%

Hotel Net Operating Income (1)	6,419	9,362	(2,943)	(31.44)%	—	—	—	—	—	—	—	—	6,419	9,362	(2,943)	(31.44)%

Consolidated Net Operating Income (1)	898,846	889,041	9,805	1.10%	—	44	5,970	1,554	52,731	32,745	—	—	957,547	923,384	34,163	3.70%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	—	—	—	—	34,878	30,518	4,360	14.29%
Interest and other	—	—	—	—	—	—	—	—	—	—	—	—	4,059	18,958	(14,899)	(78.59)%

Total Other Revenue	—	—	—	—	—	—	—	—	—	—	—	—	38,937	49,476	(10,539)	(21.30)%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	—	—	75,447	72,365	3,082	4.26%
Interest expense	—	—	—	—	—	—	—	—	—	—	—	—	322,833	295,322	27,511	9.32%
Depreciation and amortization	290,952	285,579	5,373	1.88%	—	—	4,813	1,375	17,693	9,168	—	—	313,458	296,122	17,336	5.85%
Loss from suspension of development													27,766	—	27,766	100.00%
Net derivative losses	—	—	—	—	—	—	—	—	—	—	—	—	—	17,021	(17,021)	(100.00)%
Losses (gains) from investments in securities	—	—	—	—	—	—	—	—	—	—	—	—	(2,434)	4,604	(7,038)	(152.87)%
Losses from early extinguishments of debt	—	—	—	—	—	—	—	—	—	—	—	—	510	—	510	100.00%

Total Other Expenses	290,952	285,579	5,373	1.88%	—	—	4,813	1,375	17,693	9,168	—	—	737,580	685,434	52,146	7.61%

Income before income (loss) from unconsolidated joint ventures, gains on sales of real estate and other assets and net income attributable to noncontrolling interests	$607,894	$603,462	$4,432	0.73%	$—	$44	$1,157	$179	$35,038	$23,577	$—	$—	$258,904	$287,426	$(28,522)	(9.92)%
Income (loss) from unconsolidated joint ventures	$(1,524)	$(33,794)	$32,270	95.49%	$—	$—	$15,007	$(148,224)	$(1,425)	$—	$—	$—	12,058	(182,018)	194,076	106.62%
Gains on sales of real estate and other assets	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	11,760	33,340	(21,580)	(64.73)%

Net income													282,722	138,748	143,974	103.77%
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships													(2,778)	(1,997)	(781)	(39.11)%
Noncontrolling interest—redeemable preferred units													(3,594)	(4,226)	632	14.96%

Net Income attributable to Boston Properties Limited Partnership													$276,350	$132,525	$143,825	108.53%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 50. Hotel Net Operating Income for the years ended December 31, 2009 and 2008 is comprised of Hotel Revenue of $30,385 and $36,872, respectively, less Hotel Expenses of $23,966 and $27,510, respectively, per the Consolidated Statements of Operations.

Rental Revenue

The increase of approximately $48.9 million in Total Property Portfolio rental revenue is comprised of increases and decreases within four categories that comprise our Total Property Portfolio. Rental revenue from the Same Property Portfolio increased approximately $13.6 million, Properties Sold decreased approximately $0.1 million, Properties Acquired increased approximately $5.4 million and Properties Placed In-Service increased approximately $30.0 million for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Rental revenue from the Same Property Portfolio increased approximately $13.6 million for the year ended December 31, 2009 compared to 2008. Included in the Same Property Portfolio rental revenue is an overall increase in contractual rental revenue of approximately $2.0 million and an increase of approximately $24.3 million in straight-line rents. The increase in straight-line rent is primarily the result of us establishing in the third quarter of 2008 a $21.0 million reserve, which was reflected as a direct reduction of straight-line rent, for the full amount of the accrued straight-line rent balances associated with our leases in New York City with Lehman Brothers, Inc. and the law firm of Heller Ehrman LLP. The increases in contractual rental revenue and straight-line rent were offset by an approximately $10.4 million decrease in recoveries from tenants in 2009. Generally, under each of our leases, we are entitled to recover from the tenant increases in specific operating expenses associated with the leased property above the amount incurred for these operating expenses in the first year of the lease. The decrease in recoveries from tenants is primarily due to the terminations by tenants in New York City, which resulted in lesser tenant recoveries due to decreased occupancy and, to the extent space was re-leased, leases are in their first year during which, generally, no tenant recoveries are earned. We also had an approximately $2.3 million decrease in parking and other income. We expect straight-line rents for the Total Property Portfolio to contribute an aggregate of approximately $60 million to $70 million in fiscal 2010 compared to approximately $42.2 million in 2009.

Revenue from Properties Sold decreased by approximately $0.1 million due to the transfer of Mountain View Research Park and Mountain View Technology Park to the Value-Added Fund on January 7, 2008. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for the properties and our continued ownership interest through the Value-Added Fund.

The acquisition of 635 Massachusetts Avenue on September 26, 2008 increased rental revenue from Properties Acquired by approximately $5.4 million for the year ended December 31, 2009 compared to the year ended December 31, 2008.

The increase in rental revenue from Properties Placed In-Service relates to fully placing in-service our 505 9th Street development project in the first quarter of 2008, our 77 CityPoint and South of Market development projects during the fourth quarter of 2008, our One Preserve Parkway and Wisconsin Place Office development projects during the second quarter of 2009, our Democracy Tower development project during the third quarter of 2009 and our 701 Carnegie Center development project during the fourth quarter of 2009. The One Preserve Parkway development project had been partially placed in-service during the second quarter of 2008. Rental revenue from Properties Placed In-Service increased approximately $30.0 million, as detailed below:

Property	Quarter Placed In-Service	Rental Revenue for the year ended December 31
		2009	2008	Change
		(in thousands)
505 9th Street	First Quarter, 2008	$21,974	$20,090	$1,884
South of Market	Fourth Quarter, 2008	27,280	20,010	7,270
77 CityPoint	Fourth Quarter, 2008	8,961	2,098	6,863
One Preserve Parkway	Second Quarter, 2009	1,516	1,085	431
Wisconsin Place Office	Second Quarter, 2009	7,753	—	7,753
Democracy Tower	Third Quarter, 2009	4,738	—	4,738
701 Carnegie Center	Fourth Quarter, 2009	1,051	—	1,051

Total		$73,273	$43,283	$29,990

Termination Income

We recognized termination income totaling approximately $14.4 million for the year ended December 31, 2009, which was related to multiple tenants across the Total Property Portfolio that terminated their leases. Approximately $7.5 million of termination income for 2009 related to a termination agreement with a tenant at 601 Lexington Avenue. Approximately $3.6 million of the total termination income for 2009 is non-cash and consists of the estimated value of furniture and fixtures that two tenants transferred to us in connection with the terminations of their leases. Termination income totaling approximately $12.4 million for the year ended December 31, 2008 was related to multiple tenants across the Total Property Portfolio that terminated their leases, including $7.5 million of termination income related to a termination agreement with Heller Ehrman, LLP.

Real Estate Operating Expenses

The $13.8 million increase in property operating expenses (real estate taxes, utilities, insurance, repairs and maintenance, cleaning and other property-related expenses) in the Total Property Portfolio is comprised of increases and decreases within four categories that comprise our Total Property Portfolio. Operating expenses for the Same Property Portfolio increased approximately $2.8 million, Properties Acquired increased approximately $1.0 million, Properties Placed In-Service increased approximately $10.0 million and Properties Sold decreased approximately $46,000.

Operating expenses from the Same Property Portfolio increased approximately $2.8 million for the year ended December 31, 2009 compared to 2008. Included in Same Property Portfolio operating expenses is an increase in real estate taxes of approximately $18.0 million, or 9%, which was predominately due to an increase in real estate taxes in the central business districts in Boston and New York City. This was offset by overall decreases in utilities expense of approximately $7.9 million, or 9%, and other property-related expenses of approximately $7.3 million of which approximately $3.0 million relates to repairs and maintenance.

The acquisition of 635 Massachusetts Avenue on September 26, 2008 increased operating expenses from Properties Acquired by approximately $1.0 million for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Operating expenses from Properties Sold decreased by approximately $46,000 due to the transfer of Mountain View Research Park and Mountain View Technology Park to the Value-Added Fund on January 7, 2008. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for the properties and our continued ownership interest through the Value-Added Fund.

The increase in operating expenses from Properties Placed In-Service relates to fully placing in-service our 505 9th Street development project in the first quarter of 2008, our 77 CityPoint and South of Market development projects during the fourth quarter of 2008, our One Preserve Parkway and Wisconsin Place Office development projects during the second quarter of 2009, our Democracy Tower development project during the third quarter of 2009 and our 701 Carnegie Center development project during the fourth quarter of 2009. The One Preserve Parkway development project had been partially placed in-service during the second quarter of 2008. Operating expenses from Properties Placed In-Service increased approximately $10.0 million, as detailed below:

		Real Estate Operating Expenses for the year ended December 31
Property	Quarter Placed In-Service	2009	2008	Change
		(in thousands)
505 9th Street	First Quarter, 2008	$6,929	$5,672	$1,257
South of Market	Fourth Quarter, 2008	7,057	3,466	3,591
77 CityPoint	Fourth Quarter, 2008	2,477	883	1,594
One Preserve Parkway	Second Quarter, 2009	1,257	517	740
Wisconsin Place Office	Second Quarter, 2009	1,777	—	1,777
Democracy Tower	Third Quarter, 2009	751	—	751
701 Carnegie Center	Fourth Quarter, 2009	294	—	294

Total		$20,542	$10,538	$10,004

Hotel Net Operating Income

Net operating income for our hotel property decreased approximately $2.9 million, a 31.4% decrease for the year ended December 31, 2009 as compared to 2008. We expect our hotel net operating income for fiscal 2010 to be between $6.0 million and $6.5 million.

The following reflects our occupancy and rate information for our Cambridge Center Marriott hotel property for the year ended December 31, 2009 and 2008:

	2009	2008	Percentage Change
Occupancy	75.1%	77.7%	(3.3)%
Average daily rate	$185.29	$217.70	(14.9)%
Revenue per available room, REVPAR	$139.19	$169.08	(17.7)%

Development and Management Services

Development and management services income increased approximately $4.4 million for the year ended December 31, 2009 compared to 2008. Development fees increased by approximately $4.6 million for the year ended December 31, 2009 compared to 2008 due primarily to development fees of approximately $6.1 million for our 20 F Street and 1111 North Capitol Street third-party development projects. This increase was offset by a decrease in other development fees of approximately $1.5 million, of which approximately $0.5 million is related to the completion and placing in-service of our Annapolis Junction joint venture development project. Management fees decreased by approximately $0.2 million for the year ended December 31, 2009 compared to 2008 due to the net effect of an approximately $1.0 million increase in management fee income offset by a decrease of approximately $1.2 million in service income of which approximately $1.0 million is attributable to a decrease in work orders and over time usage of HVAC in New York City. We expect third-party fee income for fiscal 2010 to be between $24 million and $27 million.

Interest and Other Income

Interest and other income decreased approximately $14.9 million for the year ended December 31, 2009 compared to 2008 primarily as a result of lower overall interest rates. The average cash balances for the year ended December 31, 2009 and December 31, 2008 were approximately $602.6 million and $447.1 million, respectively. However, the average interest rate for the year ended December 31, 2009 compared to December 31, 2008 decreased by approximately 1.70%. We currently have approximately $1.4 billion of cash in interest bearing accounts and therefore expect that our interest income will increase from 2009 unless and until such funds are deployed.

Other Expenses

General and Administrative Expense

General and administrative expenses increased approximately $3.1 million for the year ended December 31, 2009 compared to 2008. The increase was the net result of an approximately $8.5 million increase in payroll expense, offset by a decrease in professional fees and other general and administrative expenses of approximately $1.8 million and $1.3 million, respectively, and a decrease of approximately $2.3 million related to abandoned projects in 2008. Approximately $5.6 million of the payroll expenses increase was related to an increase in the value of our deferred compensation plan and approximately $3.1 million was related to the amortization associated with restricted stock equity awards. We expect our general and administrative expense for fiscal 2010 to be between $81 million and $83 million. The projected increase in our fiscal 2010 general and administrative expense is primarily due to approximately $4.5 million of incremental vesting of non-cash stock compensation and a reduction in capitalized wages.

On January 24, 2008, Boston Properties, Inc.’s compensation committee approved outperformance awards under the 1997 Plan to officers and employees of Boston Properties, Inc. These 2008 OPP Awards are part of a broad-based long-term incentive compensation program designed to provide Boston Properties, Inc.’s management team at several levels within the organization with the potential to earn equity awards subject to “outperforming” and creating shareholder value in a pay-for-performance structure. 2008 OPP Awards utilize Boston Properties, Inc.’s total return to shareholders (“TRS”) over a three-year measurement period as the performance metric and include two years of time-based vesting after the end of the performance measurement period (subject to acceleration in certain events) as a retention tool. Recipients of 2008 OPP Awards will share in an outperformance pool if Boston Properties, Inc.’s TRS, including both share appreciation and dividends, exceeds absolute and relative hurdles over a three-year measurement period from February 5, 2008 to February 5, 2011, based on the average closing price of a share of Boston Properties, Inc.’s common stock of $92.8240 for the five trading days prior to and including February 5, 2008. The aggregate reward that recipients of all 2008 OPP Awards can earn, as measured by the outperformance pool, is subject to a maximum cap of $110 million, although OPP awards for an aggregate of up to approximately $104.8 million have been allocated to date and were granted on February 5, 2008. The balance remains available for future grants. Under guidance included in Accountings Standards Codification 718 “Compensation –Stock Compensation (formerly known as Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment”) the 2008 OPP Awards have an aggregate value of approximately $19.7 million, which amount will generally be amortized into earnings over the five-year plan period (although awards for retirement-eligible employees will be amortized over a three-year period). Because the 2008 OPP Units require Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, we exclude all the 2008 OPP Units from the diluted earnings per common unit calculation. See Notes 15 and 17 to the Consolidated Financial Statements. To the extent that the 2008 OPP Awards are not earned, and therefore the program is terminated, Boston Properties, Inc. will recognize an accounting charge of approximately $3.4 million during the first quarter of 2011.

Commencing in 2003, Boston Properties, Inc. began issuing restricted stock and/or LTIP Units, as opposed to granting stock options and restricted stock, under the 1997 Plan as its primary vehicle for employee equity compensation. An LTIP Unit is generally the economic equivalent of a share of Boston Properties, Inc.’s restricted stock. Employees vest in restricted stock and LTIP Units over a four- or five-year term (for awards granted between 2003 and November 2006, vesting is over a five-year term with annual vesting of 0%, 0%, 25%, 35% and 40%; and for awards granted after November 2006, vesting occurs in equal annual installments over a four-year term). Restricted stock and LTIP Units are valued based on observable market prices for similar instruments. Such value is recognized as an expense ratably over the corresponding employee service period. LTIP Units that were issued in January 2005 and any future LTIP Unit awards will be valued using an option pricing model in accordance with the provisions of guidance included in ASC 715 (formerly known as SFAS No. 123R). To the extent restricted stock or LTIP Units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “stock-based compensation.” Stock-based compensation associated with approximately $19.6 million of restricted stock and LTIP Units granted in February 2009, approximately $20.8 million of restricted stock and LTIP Units granted in February 2008 and approximately $14.4 million of restricted stock and LTIP Units granted in February 2007 will be incurred ratably over the four-year vesting period. Stock-based compensation associated with approximately $9.8 million of restricted stock and LTIP Units granted in April 2006 will be incurred ratably over the five-year vesting period. The foregoing amounts do not include an aggregate of approximately $11.0 million of stock-based compensation granted to Edward H. Linde, Boston Properties, Inc.’s former Chief Executive Officer, in the form of LTIP Units between 2006 and 2009, of which an aggregate of approximately $6.1 million was expensed through December 31, 2009 and an aggregate of approximately $4.9 million will be expensed in the first quarter of fiscal 2010 as a result of his passing on January 10, 2010.

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $27.5 million for the year ended December 31, 2009 compared to 2008 as detailed below.

Component	Change in interest expense for the years ended December 31, 2009 and December 31, 2008
(in thousands)
Decreases to interest expense due to:
Repayment of mortgages	$(22,308)
Increase in capitalized interest costs	(2,530)
Reduction in borrowings under our Unsecured Line of Credit	(4,852)
Principal amortization of continuing debt and other (excluding senior notes and exchangeable senior notes)	(3,463)

Total decreases to interest expense	$(33,153)

Increases to interest expense due to:
New mortgages/properties placed in-service	$22,664
Issuance of 3.625% exchangeable senior notes due 2014 on August 19, 2008 (excluding the ASC 470-20 (formerly known as FSP No. APB 14-1) interest expense)	17,736
Issuance of 5.875% senior notes due 2019 on October 9, 2009	9,376
ASC 470-20 interest expense	10,888

Total increases to interest expense	$60,664

Total change in interest expense	$27,511

The following properties are included in the repayment of mortgages line item: Reston Corporate Center, Prudential Center, One and Two Embarcadero Center, Bedford Business Park, Reservoir Place, Ten Cambridge Center and 1301 New York Avenue. The following properties are included in the new mortgages/properties placed in-service line item: Four Embarcadero Center, South of Market, Democracy Tower, Wisconsin Office and Reservoir Place. As properties are placed in-service, we cease capitalizing interest and interest is then expensed.

Assuming no material changes in the amount or terms of our existing debt, we would anticipate our net interest expense to be between approximately $355 million to $365 million for fiscal 2010. This is higher than 2009 due to the incremental expenses associated with our $700 million aggregate principal amount of 5.875% senior notes dues 2019 and a reduction in capitalized interest associated with the cessation of construction at 250 West 55th Street. These items are offset by the additional capitalized interest associated with our projects currently under development. In addition, we expect that the cessation of capitalizing interest as a result of the suspension of construction at 250 West 55th Street will result in approximately $25 million of additional annual interest expense until we restart the development project. The actual amount of our net interest expense for fiscal 2010 will be impacted by, among other things, any additional indebtedness we incur, any pre-payments or repurchases of existing indebtedness, fluctuations in interest rates and any changes in our development activity.

Effective January 1, 2009, we adopted ASC 470-20 (formerly known as FSP No. APB 14-1) that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. See Note 8 to the Consolidated Financial Statements. ASC 470-20 requires companies to retrospectively apply the requirements of the pronouncement to all periods presented. As a result of applying ASC 470-20, we reported additional non-cash interest expense of approximately $38.6 million, $27.8 million, $19.4 million and $4.1 million for the years ended December 31, 2009, 2008, 2007 and 2006, respectively.

The incremental interest expense for each reporting period is expected to be as follows:

For the year ending December 31:	Approximate Amount
(in thousands)
2010	$41,200
2011	43,900
2012	29,800
2013	23,000
2014	2,500

At December 31, 2009, our variable rate debt consisted of construction loans at our South of Market, Democracy Tower, Wisconsin Place Office and Atlantic Wharf (formerly Russia Wharf) construction projects, as well as our borrowings under our Unsecured Line of Credit and our secured financing at Reservoir Place. The following summarizes our outstanding debt as of December 31, 2009 compared with December 31, 2008:

	December 31,
	2009	2008
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$6,326,350	$5,707,392
Variable rate	393,421	385,492

Total	$6,719,771	$6,092,884

Percent of total debt:
Fixed rate	94.15%	93.67%
Variable rate	5.85%	6.33%

Total	100.00%	100.00%

GAAP weighted average interest rate at end of period:
Fixed rate	6.12%	6.15%
Variable rate	1.98%	3.62%

Total	5.87%	5.99%

Coupon/Stated weighted-average interest rate at end of period:
Fixed rate	5.43%	5.43%
Variable rate	1.75%	3.07%

Total	5.21%	5.28%

Depreciation and Amortization

Depreciation and amortization expense for the Total Property Portfolio increased approximately $17.3 million for the year ended December 31, 2009 compared to 2008. Approximately $5.4 million related to an increase in the Same Property Portfolio that was predominately due to accelerated amortization related to tenant terminations in New York City, approximately $3.4 million of the increase related to Properties Acquired and the remaining increase of approximately $8.5 million was attributed to Properties Placed In-Service.

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the year ended December 31, 2009 and 2008 were approximately $11.3 million and $12.2 million, respectively. These costs are not included in the general and administrative expense discussed above. Interest capitalized for the year ended December 31, 2009 and 2008 were approximately $48.8 million and $46.3 million, respectively. These costs are not included in the interest expense referenced above. Due to the suspension of construction at 250 West 55th Street late in the fourth quarter of 2009, we expect our 2010 capitalized interest to decrease and we expect a reduction in capitalized wages of approximately $2.5 million in 2010.

Loss from Suspension of Development

On February 6, 2009, we announced that we were suspending construction on our 1,000,000 square foot office project at 250 West 55th Street in New York City. During December 2009, we completed the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and as a result ceased interest capitalization on the project. During the year ended December 31, 2009, we recognized a loss of approximately $27.8 million related to the suspension of development, which amount included a $20.0 million contractual amount due pursuant to a lease agreement. On January 19, 2010, we paid $12.8 million related to the termination of such lease. As a result, we will recognize approximately $7.2 million of other income during the first quarter of 2010.

Between April 1, 2009 and December 31, 2009, we recognized approximately $1.1 million of additional costs associated with the suspension of development. In addition, we expect to recognize approximately $700,000 of additional costs during the first quarter of 2010 associated with the suspension of development. These costs have been and similar future costs will be classified as real estate operating expenses and not as loss from suspension of development.

Net Derivative Losses

On September 9, 2008, we executed an interest rate lock agreement with lenders at an all-in fixed rate, inclusive of the credit spread, of 6.10% per annum for an eight-year, $375.0 million loan collateralized by our Four Embarcadero Center property located in San Francisco, California. Our interest rate hedging program contemplated a financing with a ten-year term and, as a result, under guidance included in ASC 815 “Derivatives and Hedging,” (formerly known as SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”), during the third quarter of 2008 we recognized a net derivative loss of approximately $6.6 million representing the partial ineffectiveness of our interest rate contracts. On November 13, 2008, we closed on the Four Embarcadero Center mortgage. Under our interest rate hedging program, we will reclassify into earnings over the eight-year term of the loan as an increase in interest expense approximately $26.4 million (approximately $3.3 million per year) of the amounts recorded on our Consolidated Balance Sheets within Accumulated Other Comprehensive Loss, which amounts represent the effective portion of the applicable interest rate hedging contracts.

Our interest rate hedging program also contemplated obtaining additional financing of at least $150.0 million by the end of 2008. In accordance with guidance included in ASC 815 (formerly known as SFAS No. 133) as amended and interpreted, we determined that we would be unable to complete the financing by the required date under our hedging program. As a result, during the fourth quarter of 2008, we recognized a net derivative loss of approximately $7.2 million representing the ineffectiveness of our remaining interest rate hedging contracts.

In addition, during the year ended December 31, 2008, we modified the estimated dates with respect to our anticipated financings under our interest rate hedging program. As a result, we recognized a net derivative loss of approximately $3.3 million representing the partial ineffectiveness of the interest rate contracts.

Losses (Gains) from Investments in Securities

We account for investments in trading securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The designation of trading securities is generally determined at acquisition. During the year ended December 31, 2009 and 2008, investment in securities is comprised of an investment in an unregistered money market fund and investments in an account associated with our deferred compensation plan. In December 2007, the unregistered money market fund suspended cash redemptions by investors; investors could elect in-kind redemptions of the underlying securities or maintain their investment in the fund and receive distributions as the underlying securities matured or were liquidated by the fund sponsor. As a result, we retained this investment for a longer term than originally intended, and the valuation of our investment was subject to changes in market conditions. Because interests in this fund were valued at less than their $1.00 par value, we recognized losses (gains) of approximately ($0.2) million and $1.4 million on our investment during the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, we no longer had investments in this unregistered money market fund.

The remainder of the losses (gains) from investments in securities in 2009 and 2008 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for our officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to our officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as loss (gain) from investments in securities. During the year ended December 31, 2009 and 2008, respectively, we recognized losses (gains) of $(2.2) million and $3.2 million on these investment. By comparison, our general and administrative expense increased (decreased) by $2.4 million and $(3.2) million during the year ended December 31, 2009 and 2008, respectively, as a result of increases and decreases in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.

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

On June 26, 2009, we used available cash to repay the mortgage loan collateralized by our Ten Cambridge Center property located in Cambridge, Massachusetts totaling approximately $30.1 million. We paid a prepayment penalty totaling approximately $0.5 million in connection with the repayment and wrote off approximately $26,000 of unamortized deferred financing costs.

On August 3, 2009, we used available cash to repay the mortgage loans collateralized by our 1301 New York Avenue property located in Washington, DC totaling approximately $20.5 million and we wrote off approximately $16,000 of unamortized deferred financing costs.

Income (loss) from unconsolidated joint ventures

During December 2008, we recognized non-cash impairment charges which represented the other-than-temporary decline in the fair values below the carrying values of certain of our investments in unconsolidated joint ventures. In accordance with guidance in Accounting Standards Codification (“ASC”) 323 “Investments—Equity Method and Joint Ventures” (“ASC 323”) (formerly known as Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (APB No. 18)), a loss in value of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized. As a result, we recognized non-cash impairment charges of approximately $31.9 million, $74.3 million, $45.1 million and $13.8 million on our investments in 540 Madison Avenue, Two Grand Central Tower, 125 West 55th Street and the Value-Added Fund, respectively. In addition, in June 2009 and December 2009, we recognized additional non-cash impairment charges on our investment in the Value-Added Fund of approximately $7.4 million and $2.0 million, respectively. If the fair value of our investments deteriorates further, we could recognize additional impairment charges which may be material.

In addition, during December 2009, our Value-Added Fund recognized a non-cash impairment charge in accordance with the guidance in ASC 360 (formerly known as SFAS No. 144) related to our One and Two Circle Star Way properties in San Carlos, California totaling approximately $24.6 million, of which our share was approximately $4.2 million, which amount reflects the reduction in our basis of approximately $2.0 million from previous impairment losses. The One and Two Circle Star Way properties will be vacant by the end of February 2010 and leasing activity continues to be challenging, with market rents declining significantly. The Value-Added Fund has a mortgage loan collateralized by the properties which is non-recourse to us and which expires in September 2013 and includes a cash escrow in place to fund the interest expense and carrying costs through mid-2010. The Value-Added Fund is currently in discussions with the lender to modify the loan and as a result believes that the carrying value of the properties may not be recoverable. Accordingly, the Value-Added Fund recognized the non-cash impairment charge to reduce the net book value of the properties to their estimated fair market value at December 31, 2009.

During December 2008, an unconsolidated joint venture in which we have a 50% interest suspended development activity on its Eighth Avenue and 46th Street project located in New York City. The proposed project was comprised of an assemblage of land parcels and air-rights, including contracts to acquire land parcels and air-rights, on which the joint venture was to construct a Class A office property. As a result, we recognized a charge totaling approximately $23.2 million (including $2.9 million of non-cash impairment charges in accordance with guidance in ASC 323), which represented our share of land and air-rights impairment losses, forfeited contract deposits and previously incurred planning and pre-development costs.

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

The following table presents actual financial information for the joint ventures for the year ended December 31, 2009 for the General Motors Building and 540 Madison Avenue, Two Grand Central Tower and 125 West 55th Street, respectively. These acquisitions increased our income from unconsolidated joint ventures by approximately $19.7 million for the year ended December 31, 2009 compared to 2008.

	The General Motors Building for the year ended December 31, 2009	540 Madison Avenue, Two Grand Central Tower, 125 West 55th Street for the year ended December 31, 2009
	(in thousands)	(in thousands)
Base rent and recoveries from tenants	$189,935	$105,478
Straight-line rent	16,831	9,632
Fair value lease revenue	139,159	11,413
Parking and other	2,085	1,539

Total rental revenue	348,010	128,062
Operating expenses	72,914	40,106

Revenue less operating expenses	275,096	87,956
Interest expense	149,596	32,366
Fair value interest expense	8,267	5,308
Depreciation and amortization	151,686	46,131

Income (Loss) before elimination of inter-entity interest on partner loan	(34,453)	4,151

Our share of Net Income (Loss) (60%)	(20,672)	2,491
Basis differential	—	8,668
Elimination of inter-entity interest on partner loan	32,342	—

Income from unconsolidated joint ventures (60%)	$11,670	$11,159

Gains on sales of real estate and other assets

Pursuant to the purchase and sale agreement related to the sale of 280 Park Avenue in New York City in 2006, we entered into a master lease agreement with the buyer at closing. Under the master lease agreement, we guaranteed that the buyer will receive at least a minimum amount of base rent from approximately 74,340 square feet of space during the ten-year period following the expiration of the leases for this space. The leases for this space expired at various times between June 2006 and October 2007. The aggregate amount of base rent we guaranteed over the entire period from 2006 to 2017 is approximately $67.3 million. During the year ended December 31, 2008, we signed new qualifying leases for approximately 17,454 net rentable square feet of the remaining master lease obligation, resulting in the recognition of approximately $23.4 million. During the year ended December 31, 2009, we signed no new qualifying leases and our remaining master lease obligation totaled approximately $0.9 million.

On April 14, 2008, we sold a parcel of land located in Washington, DC for approximately $33.7 million. We had previously entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet. Due to our involvement in the construction of the project, the gain on sale estimated to total $23.4 million was deferred and is being recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs. As a result, we recognized a gain on sale during the year ended December 31, 2009 and December 31, 2008 of approximately $11.8 million and $9.9 million, respectively. We expect to recognize the remaining $1.7 million of gain during fiscal 2010.

Noncontrolling interests in property partnerships

Noncontrolling interests in property partnerships increased by approximately $0.8 million for the year ended December 31, 2009 compared to 2008. Noncontrolling interests in property partnerships consist of the outside equity owners’ interests in the income from our 505 9th Street and our Wisconsin Place Office properties.

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

	Same Property Portfolio				Properties Sold		Properties Acquired		Properties Placed In-Service		Properties Repositioned		Total Property Portfolio
(dollars in thousands)	2008	2007	Increase/ (Decrease)	% Change	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$1,326,099	$1,288,085	$38,014	2.95%	$90	$23,177	$20,137	$12,138	$43,283	$3,837	$—	$—	$1,389,609	$1,327,237	$62,372	4.70%
Termination Income	12,443	6,882	5,561	80.80%	—	—	—	100	—	—	—	—	12,443	6,982	5,461	78.22%

Total Rental Revenue	1,338,542	1,294,967	43,575	3.36%	90	23,177	20,137	12,238	43,283	3,837	—	—	1,402,052	1,334,219	67,833	5.08%

Real Estate Operating Expenses	471,040	444,364	26,676	6.00%	46	6,781	6,406	3,499	10,538	1,196	—	—	488,030	455,840	32,190	7.06%

Net Operating Income, excluding hotel	867,502	850,603	16,899	1.99%	44	16,396	13,731	8,739	32,745	2,641	—	—	914,022	878,379	35,643	4.06%

Hotel Net Operating Income (1)	9,362	10,046	(684)	(6.80)%	—	—	—	—	—	—	—	—	9,362	10,046	(684)	(6.80)%

Consolidated Net Operating Income (1)	876,864	860,649	16,215	1.88%	44	16,396	13,731	8,739	32,745	2,641	—	—	923,384	888,425	34,959	3.93%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	—	—	—	—	30,518	20,553	9,965	48.48%
Interest and other	—	—	—	—	—	—	—	—	—	—	—	—	18,958	89,706	(70,748)	(78.87)%

Total Other Revenue	—	—	—	—	—	—	—	—	—	—	—	—	49,476	110,259	(60,783)	(55.13)%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	—	—	72,365	69,882	2,483	3.55%
Interest Expense	—	—	—	—	—	—	—	—	—	—	—	—	295,322	302,980	(7,658)	(2.53)%
Depreciation and amortization	276,427	266,487	9,940	3.73%	—	2,767	10,527	8,357	9,168	638	—	—	296,122	278,249	17,873	6.42%
Losses (gains) from investments in securities	—	—	—	—	—	—	—	—	—	—	—	—	4,604	—	4,604	100.00%
Net derivative losses	—	—	—	—	—	—	—	—	—	—	—	—	17,021	—	17,021	100.00%
Losses from early extinguishments of debt	—	—	—	—	—	—	—	—	—	—	—	—	—	3,417	(3,417)	(100.00)%

Total Other Expenses	276,427	266,487	9,940	3.73%	—	2,767	10,527	8,357	9,168	638	—	—	685,434	654,528	30,906	4.72%

Income before income (loss) from unconsolidated joint ventures, gains on sales of real estate and other assets, discontinued operations and net income attributable to noncontrolling interests	$600,437	$594,162	$6,275	1.06%	$44	$13,629	$3,204	$382	$23,577	$2,003	$—	$—	$287,426	$344,156	$(56,730)	(16.48)%
Income (loss) from unconsolidated joint ventures	$(33,794)	$20,428	$(54,222)	(265.43)%	$—	$—	$(148,224)	$—	$—	$—	$—	$—	(182,018)	20,428	(202,446)	(991.02)%
Gains on sales of real estate and other assets													33,340	957,406	(924,066)	(96.52)%

Income from continued operations													138,748	1,321,990	(1,183,242)	(89.50)%
Discontinued operations:
Income from discontinued operations													—	7,274	(7,274)	(100.00)%
Gains on sales of real estate from discontinued operations													—	266,817	(266,817)	(100.00)%

Net income													138,748	1,596,081	(1,457,333)	(91.31)%
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships													(1,997)	(84)	(1,913)	(2,277.38)%
Noncontrolling interest—redeemable preferred units													(4,226)	(10,429)	6,203	59.48%

Net Income attributable to Boston Properties, Limited Partnership													$132,525	$1,585,568	$(1,453,043)	(91.64)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 50. Hotel Net Operating Income for the years ended December 31, 2008 and 2007 is comprised of Hotel Revenue of $36,872 and $37,811, respectively, less Hotel Expenses of $27,510 and $27,765, respectively, per the Consolidated Statements of Operations.

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

Property	Quarter Placed In-Service	Rental Revenue for the year ended December 31
		2008	2007	Change
		(in thousands)
505 9th Street	First Quarter, 2008	$20,090	$3,837	$16,253
South of Market	Fourth Quarter, 2008	20,010	—	20,010
77 CityPoint	Fourth Quarter, 2008	2,098	—	2,098
One Preserve Parkway	Second Quarter, 2008	1,085	—	1,085

Total		$43,283	$3,837	$39,446

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

A decrease of approximately $23.1 million in the Total Property Portfolio rental revenue was due to the sales of Democracy Center in August 2007 and 5 Times Square in February 2007 and the transfer of Mountain

View Research Park and Mountain View Technology Park to the Value-Added Fund in January 2008, as detailed below. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for each property and our continued ownership interest in Mountain View Research Park and Mountain View Technology Park through the Value-Added Fund.

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

Property	Quarter Placed In-Service	Real Estate Operating Expenses for the year ended December 31
		2008	2007	Change
		(in thousands)
505 9th Street	First Quarter, 2008	$5,672	$1,196	$4,476
South of Market	Fourth Quarter, 2008	3,466	—	3,466
77 CityPoint	Fourth Quarter, 2008	883	—	883
One Preserve Parkway	Second Quarter, 2008	517	—	517

Total		$10,538	$1,196	$9,342

A decrease of approximately $6.7 million in the Total Property Portfolio operating expenses was due to the sales of Democracy Center in August 2007 and 5 Times Square in February 2007 and the transfer of Mountain View Research Park and Mountain View Technology Park to the Value-Added Fund in January 2008, as detailed below. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for each property and our continued ownership interest in Mountain View Research Park and Mountain View Technology Park through the Value-Added Fund.

Property	Date Sold	Real Estate Operating Expenses for the year ended December 31
		2008	2007	Change
		(in thousands)
Mountain View Properties	January 7, 2008	$46	$412	$(366)
Democracy Center	August 7, 2007	—	4,204	(4,204)
5 Times Square	February 15, 2007	—	2,165	(2,165)

Total		$46	$6,781	$(6,735)

Hotel Net Operating Income

Net operating income for our hotel property decreased approximately $0.7 million, a 6.8% decrease for the year ended December 31, 2008 as compared to 2007. For the year ended December 31, 2007, the operations of the Long Wharf Marriott have been included as part of discontinued operations due to its sale on March 23, 2007.

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

Other Expenses

General and Administrative Expense

General and administrative expense increased approximately $2.5 million for the year ended December 31, 2008 compared to 2007. The increase is primarily due to compensation expense associated with the 2008 OPP Awards offset by a loss in our deferred compensation plan and a decrease in abandoned project costs.

On January 24, 2008, Boston Properties, Inc.’s compensation committee approved outperformance awards under the 1997 Plan to officers and employees of Boston Properties, Inc. These 2008 OPP Awards are part of a broad-based long-term incentive compensation program designed to provide Boston Properties, Inc.’s management team at several levels within the organization with the potential to earn equity awards subject to “outperforming” and creating shareholder value in a pay-for-performance structure. 2008 OPP Awards utilize Boston Properties, Inc.’s total return to shareholders (“TRS”) over a three-year measurement period as the performance metric and include two years of time-based vesting after the end of the performance measurement period (subject to acceleration in certain events) as a retention tool. Recipients of 2008 OPP Awards will share in an outperformance pool if Boston Properties, Inc.’s TRS, including both share appreciation and dividends, exceeds absolute and relative hurdles over a three-year measurement period from February 5, 2008 to February 5, 2011, based on the average closing price of a share of Boston Properties, Inc.’s common stock of $92.8240 for the five trading days prior to and including February 5, 2008. The aggregate reward that recipients of all 2008 OPP Awards can earn, as measured by the outperformance pool, is subject to a maximum cap of $110 million, although OPP awards for an aggregate of up to approximately $104.8 million have been allocated to date and were granted on February 5, 2008. The balance remains available for future grants. Under guidance included in Accountings Standards Codification 718 “Compensation—Stock Compensation” (formerly known as Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment”) the 2008 OPP Awards have an aggregate value of approximately $19.7 million, which amount will generally be amortized into earnings over the five-year plan period (although awards for retirement-eligible employees will be amortized over a three-year period).

Commencing in 2003, Boston Properties, Inc. began issuing restricted stock and/or LTIP Units, as opposed to granting stock options and restricted stock, under the 1997 Plan as its primary vehicle for employee equity compensation. An LTIP Unit is generally the economic equivalent of a share of Boston Properties, Inc.’s restricted stock. Employees vest in restricted stock and LTIP Units over a four- or five-year term (for awards granted between 2003 and November 2006, vesting is over a five-year term with annual vesting of 0%, 0%, 25%, 35% and 40%; and for awards granted after November 2006, vesting occurs in equal annual installments over a four-year term). Restricted stock and LTIP Units are valued based on observable market prices for similar instruments. Such value is recognized as an expense ratably over the corresponding employee service period. LTIP Units that were issued in January 2005 and any future LTIP Unit awards will be valued using an option pricing model in accordance with the provisions of guidance included in ASC 715 (formerly known as SFAS No. 123R). To the extent restricted stock or LTIP Units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “stock-based compensation.” Stock-based compensation associated with approximately $24.1 million of restricted stock and LTIP Units granted in February 2008 and approximately $17.5 million of restricted stock and LTIP Units granted in February 2007 will be incurred ratably over the four-year vesting period. Stock-based compensation associated with approximately $11.5 million of restricted stock and LTIP Units granted in April 2006 will be incurred ratably over the five-year vesting period.

Interest Expense

Interest expense for the Total Property Portfolio decreased approximately $7.7 million for the year ended December 31, 2008 compared to 2007 as detailed below.

Component	Change in interest expense for the years ended December 31, 2008 and December 31, 2007
(in thousands)
Decreases to interest expense due to:
Repayment of mortgages (1)	$(29,921)
Increase in capitalized interest costs	(12,974)
Principal amortization of continuing debt and other (excluding exchangeable senior notes)	(6,924)

Total decreases to interest expense	$(49,819)

Increases to interest expense due to:
Refinancing of 599 Lexington Avenue and other new debt	$16,875
Issuance of exchangeable senior notes	13,209
Borrowings under the Unsecured Line of Credit	3,693
ASC 470-20 interest expense	8,384

Total increases to interest expense	$42,161

Total change in interest expense	$(7,658)

(1)	Excludes refinancing of 599 Lexington Avenue.

At December 31, 2008, our variable rate debt consisted of our construction loans at South of Market, Democracy Tower (formerly South of Market—Phase II) and Wisconsin Place Office construction projects, as well as our borrowings under our Unsecured Line of Credit. The following summarizes our outstanding debt as of December 31, 2008 compared with December 31, 2007:

	December 31,
	2008	2007
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate	$5,707,392	$5,255,437
Variable rate	385,492	122,923

Total	$6,092,884	$5,378,360

Percent of total debt:
Fixed rate	93.67%	97.71%
Variable rate	6.33%	2.29%

Total	100.00%	100.00%

GAAP weighted average interest rate at end of period:
Fixed rate	6.15%	6.11%
Variable rate	3.62%	6.11%

Total	5.99%	6.11%

Coupon/Stated weighted-average interest rate at end of period:
Fixed rate	5.43%	5.68%
Variable rate	3.07%	5.88%

Total	5.28%	5.69%

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

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the year ended December 31, 2008 and 2007 were $12.2 million and $11.0 million, respectively. These costs are not included in the general and administrative expense discussed above. Interest capitalized for the year ended December 31, 2008 and 2007 was $46.3 million and $33.3 million, respectively. These costs are not included in the interest expense referenced above.

Net Derivative Losses

On September 9, 2008, we executed an interest rate lock agreement with lenders at an all-in fixed rate, inclusive of the credit spread, of 6.10% per annum for an eight-year, $375.0 million loan collateralized by our

Four Embarcadero Center property located in San Francisco, California. Our interest rate hedging program contemplated a financing with a ten-year term and, as a result, under guidance included in ASC 815 “Derivatives and Hedging” (formerly known as SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”), during the third quarter of 2008 we recognized a net derivative loss of approximately $6.6 million representing the partial ineffectiveness of our interest rate contracts. On November 13, 2008, we closed on the Four Embarcadero Center mortgage. Under our interest rate hedging program, we will reclassify into earnings over the eight-year term of the loan as an increase in interest expense approximately $26.4 million (approximately $3.3 million per year) of the amounts recorded on our Consolidated Balance Sheets within Accumulated Other Comprehensive Loss, which amounts represent the effective portion of the applicable interest rate hedging contracts.

Our interest rate hedging program also contemplated obtaining additional financing of at least $150.0 million by the end of 2008. In accordance with guidance included in ASC 815 (formerly known as SFAS No. 133), as amended and interpreted, we determined that we would be unable to complete the financing by the required date under our hedging program. As a result, during the fourth quarter of 2008, we recognized a net derivative loss of approximately $7.2 million representing the ineffectiveness of our remaining interest rate hedging contracts.

In addition, during the year ended December 31, 2008, we modified the estimated dates with respect to our anticipated financings under our interest rate hedging program. As a result, we recognized a net derivative loss of approximately $3.3 million representing the partial ineffectiveness of the interest rate contracts.

Losses (Gains) from Investments in Securities

We account for investments in trading securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The designation of trading securities is generally determined at acquisition. At December 31, 2008, investment in securities is comprised of an investment in an unregistered money market fund. The investment was previously included in Cash and Cash Equivalents. In December 2007, the fund suspended cash redemptions by investors; investors could elect in-kind redemptions of the underlying securities or maintain their investment in the fund and receive distributions as the underlying securities matured or were liquidated by the fund sponsor. As a result, we retained this investment for a longer term than originally intended, and the valuation of our investment was subject to changes in market conditions. Because interests in this fund were valued at less than their $1.00 par value, we recognized losses of approximately $1.4 million and $0.3 million on our investment during the years ended December 31, 2008 and 2007, respectively.

We also maintain a deferred compensation plan that is designed to allow our officers to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these deferrals. Our obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2008 and 2007, we have balances of approximately $6.6 million and $8.3 million, respectively, into a separate account, which is not restricted as to its use. We recognized losses (gains) of approximately $3.2 million and $(0.3) million on the investments in the account associated with our deferred compensation plan during the years ended December 31, 2008 and 2007, respectively.

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

During December 2008, we recognized non-cash impairment charges which represented the other-than-temporary decline in the fair values below the carrying values of certain of the Company’s investments in unconsolidated joint ventures. In accordance with guidance included in ASC 323 “Investments—Equity Method and Joint Ventures” (“ASC 323”) (formerly known as Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (APB No. 18)), a loss in value of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized. As a result, we recognized non-cash impairment charges of approximately $31.9 million, $74.3 million, $45.1 million and $13.8 million on our investments in 540 Madison Avenue, Two Grand Central Tower, 125 West 55th Street and the Value-Added Fund, respectively. If the fair value of our investments deteriorate further, we could recognize additional impairment charges which may be material.

During December 2008, an unconsolidated joint venture in which we have a 50% interest, suspended development activity on its Eighth Avenue and 46th Street project located in New York City. The proposed project was comprised of an assemblage of land parcels and air-rights, including contracts to acquire land parcels and air-rights, on which the joint venture was to construct a Class A office property. As a result, we recognized a charge totaling approximately $23.2 million (including $2.9 million of non-cash impairment charges in accordance with guidance included in ASC 323 (formerly known as APB No. 18), which represented our share of land and air-rights impairment losses, forfeited contract deposits and previously incurred planning and pre-development costs.

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

	The General Motors Building For the period from June 9, 2008 – December 31, 2008	540 Madison Avenue, Two Grand Central Tower, 125 West 55th Street For the period from August 12, 2008 – December 31, 2008(1)
	(in thousands)	(in thousands)
Base rent and recoveries from tenants	$105,634	$34,587
Straight-line rent	7,965	5,545
Fair value lease revenue	79,365	12,506
Parking and other	1,798	523

Total rental revenue	194,762	53,161
Operating expenses	41,497	14,663

Revenue less operating expenses	153,265	38,498
Interest expense	82,266	12,547
Fair value interest expense	4,477	2,020
Depreciation and amortization	91,220	22,225

Income (Loss) before elimination of inter-entity interest on partner loan	(24,698)	1,706

Our share of Net Income (Loss) (60%)	(14,819)	1,024
Elimination of inter-entity interest on partner loan	16,932	—

Income (loss) from unconsolidated joint ventures (60%)	$2,113	$1,024

(1)	Information for 125 West 55th Street is presented for the period of August 13, 2008 through December 31, 2008.

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

Gains on sales of real estate and other assets

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

Noncontrolling interests in property partnerships

Noncontrolling interests in property partnerships for the years ended December 31, 2008 and 2007 consist of the outside equity interests in the venture that owns our Wisconsin Place Office property as well as our 505 9th Street project.

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

The following table presents information on properties under construction for the year ended December 31, 2009 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Square feet	Investment to Date(1)	Estimated Total Investment(2)	Percentage Leased(3)
Weston Corporate Center	Third Quarter, 2010	Weston, MA	1	356,367	$98,602	$150,000	100%
Atlantic Wharf (formerly Russia Wharf) (4)(5)	First Quarter, 2012	Boston, MA	2	860,000	384,298	600,000	58	%(6)
2200 Pennsylvania Avenue (7)	Second Quarter, 2012	Washington, DC	2	780,000	88,924	380,000	53	%(8)

Total Properties under Construction			5	1,996,367	$571,824	$1,130,000	66	%(6)(8)

(1)	Amounts include approximately $50.7 million of accruals.
(2)	Includes net revenue during lease up period.
(3)	Represents percentage leased as of February 19, 2010.
(4)	Property has a $215 million construction facility. We have not drawn any amounts under this facility.
(5)	Project has been updated to reflect the conversion of approximately 160,000 square feet of residential to approximately 200,000 square feet of office, increasing the total square footage to 860,000 square feet. In addition, the estimated total investment has been updated to reflect the anticipated completion of the interior build out of the residential component. The project includes 70,000 square feet of residential space for rent and 24,000 square feet of retail space.

(6)	Percentage leased excludes 70,000 square feet of the residential component and includes 24,000 square feet of retail space.
(7)	Includes 280,000 square feet of the residential component, 50,000 square feet of retail space in the residential component and 22,000 square feet of retail space in the office component.
(8)	Percentage leased excludes 330,000 square feet of the residential component and includes 22,000 square feet of retail space in the office component.

Contractual rental revenue, recoveries from tenants, other income from operations, available cash balances and draws on our Unsecured Line of Credit are our principal sources of capital used to pay operating expenses, debt service, recurring capital expenditures and the minimum distribution required to enable Boston Properties, Inc. to maintain its REIT qualification. We seek to maximize income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our office real estate management, leasing, development and construction businesses. We believe our revenue, together with our cash balances and proceeds from financing activities, will continue to provide the necessary funds for our short-term liquidity needs.

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

Our capital strategy is to maintain access to multiple sources of capital including secured debt, unsecured debt, and public and private equity such that turmoil in one or more of these sources does not eliminate our access to capital. Consistent with this strategy, (1) in April 2009 we obtained a construction loan facility totaling $215 million (none of which has been drawn to date) collateralized by our Atlantic Wharf development to fund development costs, (2) in June 2009, Boston Properties, Inc. issued 17,250,000 shares of common stock (for aggregate net proceeds of approximately $841.9 million, which were contributed to us), (3) in July 2009, we refinanced our Reservoir Place property with $50 million of secured debt, and (4) in October 2009, we issued $700 million aggregate principal amount of 5.875% senior notes due 2019. These transactions bolstered our liquidity position and, with cash balances as of February 19, 2010 of approximately $1.4 billion and borrowing capacity on our Unsecured Credit facility of approximately $1.0 billion, we are well positioned to meet all of our current development funding obligations, repay near term debt maturities and make new opportunistic investments.

Four assets held by our unconsolidated joint ventures have aggregate debt maturities in 2010 of approximately $658 million (of which our share is approximately $375 million). We expect to refinance these loans with secured debt and anticipate that aggregate proceeds will be sufficient to repay the aggregate existing debts. We and our unconsolidated joint ventures also have an aggregate of approximately $350 million (of which our share is approximately $271 million) of construction loans maturing in 2010. Subject to satisfying certain conditions, we have the right, and intend, to extend these facilities. In addition, we expect to repay an aggregate of approximately $78 million of secured debt on three assets in our Carnegie Center portfolio and one building in Cambridge, MA, upon maturity in 2010.

Our Unsecured Line of Credit expires in August 2010 and contains a one-year extension at our option provided that we are not in default. We currently expect that we will exercise this option and extend the maturity date to August 2011. Our remaining capital commitments over the next few years are to fund our development program.

In addition to our Unsecured Line of Credit and property-specific debt, as of February 19, 2010 we also had approximately $4.1 billion of unsecured senior notes outstanding (including approximately $2.0 billion of exchangeable notes). All of this debt either matures or is redeemable between 2012 and 2019. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase unsecured senior notes for cash in open market purchases or privately negotiated transactions, or both. We will evaluate any such potential transactions in light of then-existing market conditions, taking into account the trading prices of the notes, our current liquidity and prospects for future access to capital.

In total, our remaining capital requirements, net of anticipated funding from existing construction loans, to complete our ongoing developments is approximately $355 million, through the end of 2012, which includes approximately $10.7 million of costs related to One Preserve Parkway which was fully placed in-service during the second quarter of 2009. With available cash proceeds, access to our Unsecured Line of Credit and the anticipated cash flow generated by the operating portfolio, we believe we have sufficient capacity to fund our remaining capital requirements and pursue attractive investment opportunities.

Finally, in prior years, we have been an active seller of real estate assets and, although we will consider additional asset sales, we do not expect any material asset sales in the near future.

REIT Tax Distribution Considerations

Distributions

A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. Boston Properties, Inc.’s policy is to distribute at least 100% of its taxable income to avoid paying federal tax. With a view toward increasing equity over time and preserving additional capital, Boston Properties, Inc., our general partner, reduced our quarterly distribution in the second quarter of 2009 to $0.50 per common unit. Based on Boston Properties, Inc.’s current expectation for taxable income over the next few years, and absent any unanticipated circumstances, we expect that our quarterly distribution will be approximately $0.50 per common unit for the next several quarters. There can be no assurance that the actual distributions declared by Boston Properties, Inc.’s Board of Directors will not differ materially.

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

Cash and cash equivalents were $1.4 billion and $0.2 billion at December 31, 2009 and December 31, 2008, respectively, representing an increase of $1.2 billion. The increase was a result of the following increases in cash flows:

	Years ended December 31,
	2009	2008	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$617,376	$565,311	$52,065
Net cash (used in) investing activities	$(446,601)	$(1,320,079)	$873,478
Net cash provided by (used in) financing activities	$1,036,648	$(510,643)	$1,547,291

Our principal source of cash flow is related to the operation of our office properties. The average term of our tenant leases is approximately 7.0 years with portfolio occupancy rates historically in the range of 92% to 95%. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly distribution payment requirements.

Cash is used in investing activities to fund acquisitions, development and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. Cash used in investing activities for the year ended December 31, 2009 consisted of the following:

(in thousands)
Acquisitions/additions to real estate	$(442,844)
Proceeds from redemptions of investments in securities	4,078
Net investments in unconsolidated joint ventures	(7,835)

Net cash (used in) investing activities	$(446,601)

Cash provided by financing activities for the year ended December 31, 2009 totaled approximately $1.0 billion. This consisted primarily of the net proceeds from Boston Properties, Inc.’s equity offering in June 2009 and the net proceeds from the offering of our 5.875% senior notes due 2019 in October 2009, offset by the payments of distributions to our unitholders and the repayment of our Unsecured Line of Credit. Future debt payments are discussed below under the heading “Debt Financing.”

Capitalization

At December 31, 2009, our total consolidated debt was approximately $6.7 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 5.87% and the weighted-average maturity was approximately 4.6 years.

Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $17.6 billion at December 31, 2009. Total consolidated market capitalization was calculated using Boston Properties, Inc.’s December 31, 2009 closing stock price of $67.07 per common share and the following: (1) 158,694,509 common units of limited partnership interest (including 138,880,010 common units held by Boston Properties, Inc.), (2) an aggregate of 1,460,688 common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest, (3) an aggregate of 1,416,162 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and (4) our consolidated debt totaling approximately $6.7 billion. The calculation of total consolidated market capitalization does not include 1,080,938 2008 OPP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. Our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, at December 31, 2009 represented approximately 38.28% of our total consolidated market capitalization. This percentage will fluctuate with changes in the value of our common units and therefore with changes in the value of Boston Properties, Inc.’s common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the consolidated debt to total consolidated market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

For a discussion of our unconsolidated joint venture indebtedness, see “Off Balance Sheet Arrangements—Joint Venture Indebtedness.”

Debt Financing

As of December 31, 2009, we had approximately $6.7 billion of outstanding consolidated indebtedness, representing approximately 38.28% of our total consolidated market capitalization as calculated above consisting of (1) $2.172 billion (net of discount) in publicly traded unsecured debt having a weighted-average interest rate of 6.01% per annum and maturities in 2013, 2015 and 2019; (2) $419.8 million (net of ASC 470-20 (formerly known as FSP No. APB 14-1) adjustment) of exchangeable senior notes due 2036 having a GAAP interest rate of 5.958% per annum (an effective rate of 3.787% per annum, excluding the effect of ASC 470-20) and an initial optional redemption date in 2013; (3) $815.3 million (net of discount and ASC 470-20 adjustment) of exchangeable senior notes due 2037 having a GAAP interest rate of 5.630% per annum (an effective rate of 3.462% per annum, excluding the effect of ASC 470-20) and an initial optional redemption date in 2012; (4) $669.0 million (net of discount and ASC 470-20 adjustment) of exchangeable senior notes due 2014 having a GAAP interest rate of 6.555% per annum (an effective rate of 4.037%, excluding the effect of ASC 470-20); and (5) $2.6 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 5.65% per annum and weighted-average term of 4.6 years. The table below summarizes our mortgage notes payable, our senior unsecured notes and our Unsecured Line of Credit at December 31, 2009 and December 31, 2008:

	December 31,
	2009	2008
	(dollars in thousands)
DEBT SUMMARY:
Balance
Fixed rate mortgage notes payable	$2,249,880	$2,375,150
Variable rate mortgage notes payable	393,421	285,492
Unsecured senior notes, net of discount	2,172,389	1,472,375
Unsecured exchangeable senior notes, net of discount and ASC 470-20 adjustment	1,904,081	1,859,867
Unsecured Line of Credit	—	100,000

Total	$6,719,771	$6,092,884

Percent of total debt:
Fixed rate	94.15%	93.67%
Variable rate	5.85%	6.33%

Total	100.00%	100.00%

GAAP weighted average interest rate at end of period:
Fixed rate	6.12%	6.15%
Variable rate	1.98%	3.62%

Total	5.87%	5.99%

Coupon/Stated weighted-average interest rate at end of period:
Fixed rate	5.43%	5.43%
Variable rate	1.75%	3.07%

Total	5.21%	5.28%

The variable rate debt shown above bears interest based on various spreads over the London Interbank Offered Rate (“LIBOR”) or Eurodollar rates. As of December 31, 2009, the weighted average interest rate on our variable rate debt was LIBOR/Eurodollar plus 1.50% per annum.

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

As of December 31, 2009, we had no borrowings and letters of credit totaling $10.2 million outstanding under the Unsecured Line of Credit, with the ability to borrow $989.8 million. As of February 19, 2010, we had no borrowings outstanding under the Unsecured Line of Credit.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of December 31, 2009 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	6.250%	6.381%	$750,000	January 15, 2013
10 Year Unsecured Senior Notes	6.250%	6.291%	175,000	January 15, 2013
12 Year Unsecured Senior Notes	5.625%	5.693%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015
10 Year Unsecured Senior Notes	5.875%	5.967%	700,000	October 15, 2019

Total principal			2,175,000
Net discount			(2,611)

Total			$2,172,389

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

On October 9, 2009, we completed a public offering of $700.0 million in aggregate principal amount of our 5.875% senior notes due 2019. The notes were priced at 99.931% of the principal amount to yield 5.967% to maturity. The aggregate net proceeds to us, after deducting underwriter discounts and offering expenses, were approximately $693.7 million. The notes mature on October 15, 2019, unless earlier redeemed by us.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (1) 100% of their principal amount or (2) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (or 25 basis points in the case of the $250 million of notes that mature on June 1, 2015 and 40 basis points in the case of the $700 million of notes that mature on October 15, 2019), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our senior unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of December 31, 2009, we were in compliance with each of these financial restrictions and requirements.

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

Unsecured exchangeable senior notes

The following summarizes the unsecured exchangeable senior notes outstanding as of December 31, 2009 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by BPLP	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A	February 15, 2014
2.875% Exchangeable Senior Notes	2.875%	3.462%	7.0430	(3)	862,500	February 20, 2012	February 15, 2037
3.750% Exchangeable Senior Notes	3.750%	3.787%	10.0066	(4)	450,000	May 18, 2013	May 15, 2036

Total principal					2,060,000
Net discount					(15,529)
ASC 470-20 (formerly known as FSP APB 14-1) Adjustment, net of accumulated amortization					(140,390)

Total					$1,904,081

(1)	Yield on issuance date including the effects of discounts on the notes and excluding the effects of ASC 470-20 (formerly known as FSP No. APB 14-1).

(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of Boston Properties, Inc.’s common stock). In addition, we entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions are expected to have the effect of increasing the effective exchange price to us of the notes from $117.58 to approximately $137.17 per share, representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of Boston Properties, Inc.’s common stock. The net cost of the capped call transactions was approximately $44.4 million.
(3)	In connection with the special distribution of $5.98 per share of Boston Properties, Inc’s common stock declared on December 17, 2007, the exchange rate was adjusted from 6.6090 to 7.0430 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $141.98 per share of Boston Properties, Inc.’s common stock.
(4)	In connection with the special distribution of $5.98 per share of Boston Properties, Inc.’s common stock declared on December 17, 2007, the exchange rate was adjusted from 9.3900 to 10.0066 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $99.93 per share of Boston Properties, Inc.’s common stock.

Effective January 1, 2009, we adopted ASC 470-20 (formerly known as FSP No. APB 14-1) that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. See Note 8 of the Consolidated Financial Statements.

Mortgage Debt

The following represents the outstanding principal balances due under the mortgages notes payable at December 31, 2009:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
599 Lexington Avenue	5.57%	5.41%	$750,000	$—	$750,000	(2)(3)	March 1, 2017
601 Lexington Avenue	7.19%	7.24%	466,150	885	467,035	(4)(5)	May 11, 2011
Embarcadero Center Four	6.10%	7.02%	375,000	—	375,000	(6)	December 1, 2016
South of Market	1.25%	1.48%	187,377	—	187,377	(3)(7)	November 21, 2010
505 9th Street	5.73%	5.87%	129,843	—	129,843		November 1, 2017
Wisconsin Place Office	1.35%	1.59%	97,169	—	97,169	(3)(8)	January 29, 2011
One Freedom Square	7.75%	5.34%	68,440	2,826	71,266	(4)	June 30, 2012
New Dominion Tech Park, Bldg. Two	5.55%	5.58%	63,000	—	63,000	(3)	October 1, 2014
Democracy Tower	2.00%	2.19%	58,875	—	58,875	(3)(9)	December 19, 2010
202, 206 & 214 Carnegie Center	8.13%	8.22%	56,306	—	56,306		October 1, 2010
140 Kendrick Street	7.51%	5.25%	51,078	2,770	53,848	(4)	July 1, 2013
New Dominion Tech. Park, Bldg. One	7.69%	7.84%	50,967	—	50,967		January 15, 2021
Reservoir Place	4.09%	4.34%	50,000	—	50,000	(10)	July 30, 2014
1330 Connecticut Avenue	7.58%	4.74%	46,185	1,536	47,721	(11)	February 26, 2011
Kingstowne Two and Retail	5.99%	5.61%	39,405	811	40,216	(11)	January 1, 2016
10 and 20 Burlington Mall Road	7.25%	7.31%	33,680	—	33,680	(12)	October 1, 2011
Sumner Square	7.35%	7.54%	25,495	—	25,495		September 1, 2013
Montvale Center	5.93%	6.07%	25,000	—	25,000	(3)	June 6, 2012
Eight Cambridge Center	7.73%	7.74%	22,910	—	22,910		July 15, 2010
Kingstowne One	5.96%	5.68%	18,919	252	19,171	(11)	May 5, 2013
University Place	6.94%	6.99%	18,422	—	18,422		August 1, 2021
Atlantic Wharf	N/A	N/A	—	—	—	(13)(14)	April 21, 2012

Total			$2,634,221	$9,080	$2,643,301

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required by EITF 98-1. All adjustments related to EITF 98-1 are noted above.
(2)	On December 19, 2006, we terminated the forward-starting interest rate swap contracts related to this financing and received approximately $10.9 million, which amount will reduce our interest expense for this mortgage over the term of the financing, resulting in an effective interest rate of 5.41% per annum for the financing. The stated interest rate is 5.57% per annum. The mortgage loan requires interest only payments with a balloon payment due at maturity.
(3)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(4)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon redemption of the outside members’ equity interest in the limited liability company that owns the property to reflect the fair value of the note.
(5)	Formerly known as Citigroup Center.
(6)	On November 13, 2008, we closed on an eight-year, $375.0 million mortgage loan collateralized by this property. The mortgage loan bears interest at a fixed rate of 6.10% per annum. Under our interest rate hedging program, we will reclassify into earnings over the eight-year term of the loan as an increase in interest expense approximately $26.4 million (approximately $3.3 million per year) of the amounts recorded on our Consolidated Balance Sheets within Accumulated Other Comprehensive Loss resulting in an effective interest rate of 7.02% per annum.

(7)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.00% per annum and matures on November 21, 2010 with a, one year extension option, subject to certain conditions.
(8)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.10% per annum and matures on January 29, 2011 with two, one-year extension options, subject to certain conditions.
(9)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on December 19, 2010 with two, one-year extension options, subject to certain conditions.
(10)	The mortgage financing currently bears interest at a variable rate equal to LIBOR plus 3.85% per annum.
(11)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the assumed note.
(12)	Includes outstanding indebtedness secured by 91 Hartwell Avenue.
(13)	Formerly known as Russia Wharf.
(14)	We have not drawn any amounts under our $215.0 million construction loan facility. The construction financing bears interest at a variable rate equal to LIBOR plus 3.00% per annum and matures on April 21, 2012 with two, one-year extension options, subject to certain conditions.

Contractual aggregate principal payments of mortgage notes payable at December 31, 2009 are as follows:

Year	Principal Payments
(in thousands)
2010	$347,382
2011	646,378
2012	105,404
2013	101,263
2014	125,237
Thereafter	1,308,557

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

At December 31, 2009, our outstanding variable rate debt based on LIBOR totaled approximately $393.4 million. At December 31, 2009, the interest rate on our variable rate debt was approximately 1.98%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $3.9 million for the year ended December 31, 2009.

At December 31, 2009 our weighted average coupon/stated rate on all of our fixed and variable rate debt was 5.43% and 1.75%, respectively. The weighted-average coupon/stated rate for our senior notes and unsecured exchangeable debt was 5.93% and 3.64%, respectively.

These amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. Due to the uncertainty of specific actions we may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.

Funds from Operations

Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate Funds from Operations, or “FFO,” by adjusting net income (loss) attributable to Boston Properties Limited Partnership (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships, joint ventures and preferred distributions. FFO is a non-GAAP financial measure. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently.

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

Neither FFO, nor FFO, as adjusted, should be considered as an alternative to net income attributable to Boston Properties Limited Partnership (determined in accordance with GAAP) as an indication of our performance. Neither FFO nor FFO, as adjusted, represent cash generated from operating activities determined in accordance with GAAP and neither of these measures is a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO and FFO, as adjusted, should be compared with our reported net income attributable to Boston Properties Limited Partnership and considered in addition to cash flows in accordance with GAAP, as presented in our Consolidated Financial Statements.

The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership to FFO and FFO, as adjusted, for the years ended December 31, 2009, 2008, 2007, 2006 and 2005:

	Year ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$276,350	$132,525	$1,585,568	$1,044,724	$534,788

Add:
Noncontrolling interest—redeemable preferred units	3,594	4,226	10,429	22,814	26,780
Noncontrolling interests in property partnerships	2,778	1,997	84	(2,013)	(6,017)
Cumulative effect of a change in accounting principle	—	—	—	—	5,043

Less:
Gains on sales of real estate from discontinued operations	—	—	266,817	—	57,969
Income from discontinued operations,	—	—	7,274	19,081	18,303
Gains on sales of real estate and other assets	11,760	33,340	957,406	727,131	188,546
Income (loss) from unconsolidated joint ventures	12,058	(182,018)	20,428	24,507	4,829

Income before income (loss) from unconsolidated joint ventures, gains on sales of real estate and other assets, discontinued operations, cumulative effect of a change in accounting principle and net income attributable to noncontrolling interests	258,904	287,426	344,156	294,806	290,947

Add:
Real estate depreciation and amortization (1)	438,495	374,575	287,854	279,199	271,829
Income from discontinued operations	—	—	7,274	19,081	18,303
Income (loss) from unconsolidated joint ventures (2)	12,058	(182,018)	4,975	6,590	4,829

Less:
Noncontrolling interests in property partnerships’ share of funds from operations	5,513	3,949	437	479	113
Noncontrolling interest—redeemable preferred units (3)	3,594	3,738	4,266	9,418	12,918

Funds from operations	700,350	472,296	639,556	589,779	572,877

Add:
Losses from early extinguishments of debt associated with the sales of real estate	—	—	2,675	31,444	11,041

Funds from operations attributable to Boston Properties Limited Partnership after supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate	$700,350	$472,296	$642,231	$621,223	$583,918

Weighted average units outstanding—basic	151,386	140,336	139,290	135,923	132,881

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $313,458, $296,122, $278,249, $266,411 and $258,332, our share of unconsolidated joint venture real estate depreciation and amortization of $126,943, $80,303, $8,247, $9,087 and $8,554, and depreciation and amortization from discontinued operations of $0, $0, $2,948, $6,197 and $6,662, less corporate related depreciation and amortization of $1,906, $1,850, $1,590, $1,584 and $1,719 and adjustment of asset retirement obligations of $0, $0, $0, $912 and $0 for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

(2)	Includes non-cash impairment losses aggregating approximately $13.6 million and $188.3 million for the years ended December 31, 2009 and 2008, respectively, in accordance with the guidance in Accounting Standards Codification (“ASC”) 323 “Investments-Equity Method and Joint Ventures” (formerly known as APB No. 18 “The Equity Method of Accounting for Investments in Common Stock”) and ASC 360 “Property, Plant and Equipment” (formerly known as SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets”). Excludes approximately $15.5 million related to our share of the gain on sale and related loss from early extinguishment of debt associated with the sale of Worldgate Plaza for the year ended December 31, 2007. Excludes approximately $17.9 million related to our share of the gain on sale and related loss from early extinguishment of debt associated with the sale of 265 Franklin Street for the year ended December 31, 2006.
(3)	Excludes approximately $5.6 million, $12.2 million and $12.1 million for the years ended December 31, 2007, 2006 and 2005, respectively, of income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special distributions that followed previously completed sales of real estate.

Reconciliation to Diluted Funds from Operations:

	For the years ended December 31,
	2009		2008		2007		2006		2005
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
Basic funds from operations after supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate	$700,350	151,386	$472,296	140,336	$642,231	139,290	$621,223	135,923	$583,918	132,881
Effect of Dilutive Securities:
Convertible Preferred Units (1)	3,594	1,461	3,738	1,461	4,266	1,674	9,418	3,629	12,918	5,163
Stock Options and other (2)	—	462	—	1,319	—	1,941	—	2,356	—	2,285

Diluted funds from operations after supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate	$703,944	153,309	$476,034	143,116	$646,497	142,905	$630,641	141,908	$596,836	140,329

(1)	Excludes approximately $5.6 million, $12.2 million and $12.1 million for the years ended December 31, 2007, 2006 and 2005, respectively, of income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special distributions that followed previously completed sales of real estate.
(2)	Stock options are related to Boston Properties, Inc.

Net Operating Income

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income attributable to Boston Properties Limited Partnership, the most directly comparable GAAP financial measure, plus loss from suspension of development, net derivative losses, losses (gains) from investment in securities, losses from early extinguishments of debt, cumulative effect of a change in accounting principle, depreciation and amortization, interest expense, general and administrative expense and net income attributable to noncontrolling interests, less gains on sales of real estate from discontinued operations, income from discontinued operations, gains on sales of real estate and other assets, income (loss) from unconsolidated joint ventures, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

The following sets forth a reconciliation of NOI to net income attributable to Boston Properties Limited Partnership for the fiscal years 2005 through 2009.

	Years ended December 31,
	2009	2008	2007	2006	2005
Net operating income	$957,547	$923,384	$888,425	$898,459	$896,449
Add:
Development and management services	34,878	30,518	20,553	19,820	17,310
Interest and other	4,059	18,958	89,706	36,677	11,978
Income (loss) from unconsolidated joint ventures	12,058	(182,018)	20,428	24,507	4,829
Gains on sales of real estate and other assets	11,760	33,340	957,406	727,131	188,546
Income from discontinued operations	—	—	7,274	19,081	18,303
Gains on sales of real estate from discontinued operations	—	—	266,817	—	57,969
Less:
General and administrative	75,447	72,365	69,882	59,375	55,471
Interest expense	322,833	295,322	302,980	302,221	308,091
Depreciation and amortization	313,458	296,122	278,249	266,411	258,332
Loss from suspension of development	27,766	—	—	—	—
Net derivative losses	—	17,021	—	—	—
Losses (gains) from investments in securities	(2,434)	4,604	—	—	—
Losses from early extinguishments of debt	510	—	3,417	32,143	12,896
Cumulative effect of a change in accounting principle	—	—	—	—	5,043
Noncontrolling interests in property partnerships	2,778	1,997	84	(2,013)	(6,017)
Noncontrolling interest—redeemable preferred units	3,594	4,226	10,429	22,814	26,780

Net income attributable to Boston Properties Limited Partnership	$276,350	$132,525	$1,585,568	$1,044,724	$534,788

Contractual Obligations

As of December 31, 2009, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	Total	2010	2011	2012	2013	2014	Thereafter
	(Dollars in thousands)
Contractual Obligations:
Long-term debt
Mortgage debt (1)	$3,326,628	$491,904	$759,251	$198,096	$187,457	$205,411	$1,484,509
Unsecured senior notes (1)	2,950,158	128,313	128,313	128,313	1,024,406	70,500	1,470,313
Exchangeable senior notes (1)(2)	2,287,960	68,769	68,769	912,671	483,477	754,274	—
Unsecured line of credit (1)	—	—	—	—	—	—	—
Ground leases	140,048	11,471	11,496	11,749	12,009	12,275	81,048
Tenant obligations (3)	158,237	149,343	4,195	3,080	628	834	157
Construction contracts on development projects	531,388	373,234	133,458	23,739	957	—	—
Other Obligations	2,466	516	116	116	116	977	625

Total Contractual Obligations	$9,396,885	$1,223,550	$1,105,598	$1,277,764	$1,709,050	$1,044,271	$3,036,652

(1)	Amounts include principal and interest payments.
(2)	Amounts are included in the year in which the first optional redemption date occurs (or, in the case of the exchangeable notes due 2014, the year of maturity).
(3)	Committed tenant-related obligations based on executed leases as of December 31, 2009 (tenant improvements and lease commissions).

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

Off-Balance Sheet Arrangements

Joint Ventures

We have investments in twelve unconsolidated joint ventures (including our investment in the Value-Added Fund) with our effective ownership interests ranging from 5% to 60%. Eleven of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At December 31, 2009, the aggregate debt, including both our and our partners’ share, incurred by these ventures was approximately $3.2 billion. The table below summarizes the outstanding debt of these joint venture properties at December 31, 2009. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
General Motors Building:
Secured 1st Mortgage	60%	5.95%	6.50%	$1,300,000	$(49,111)	$1,250,889	(2)(3)(4)	October 7, 2017
Mezzanine Loan	60%	6.02%	8.00%	306,000	(39,540)	266,460	(2)(3)(5)	October 7, 2017
Partner Loans	60%	11.00%	11.00%	450,000	—	450,000	(6)	June 9, 2017
125 West 55th Street:
Secured 1st Mortgage	60%	5.75%	6.07%	200,000	(349)	199,651	(2)(3)	March 1, 2010
Mezzanine Loan	60%	7.81%	10.82%	63,500	(219)	63,281	(2)(3)	March 1, 2010
Two Grand Central Tower	60%	5.10%	6.20%	190,000	(1,114)	188,886	(2)(3)	July 11, 2010
540 Madison Avenue	60%	5.20%	6.75%	119,400	(5,489)	113,911	(2)(7)	July 11, 2013
Metropolitan Square	51%	8.23%	8.23%	124,386	—	124,386		May 1, 2010
Market Square North	50%	7.70%	7.74%	83,098	—	83,098		December 19, 2010
Eighth Avenue and 46th Street	50%	2.49%	2.49%	23,600	—	23,600	(3)(8)	May 8, 2009(9)
Annapolis Junction	50%	1.44%	1.60%	42,698	—	42,698	(3)(10)	September 12, 2010
Mountain View Tech. Park	39.5%	5.56%	5.89%	24,229	—	24,229	(3)(11)(12)	March 31, 2011
Mountain View Research Park	39.5%	5.15%	5.40%	110,530	—	110,530	(3)(11)(13)	May 31, 2011
901 New York Avenue	25%	5.19%	5.27%	165,242	—	165,242		January 1, 2015
One & Two Circle Star Way	25%	6.57%	6.67%	42,000	—	42,000	(3)(11)(14)	September 1, 2013
300 Billerica Road	25%	5.69%	6.04%	7,500	—	7,500	(3)(11)	January 1, 2016
Wisconsin Place Retail	5%	1.63%	1.83%	61,532	—	61,532	(3)(15)	March 29, 2010

Total				$3,313,715	$(95,822)	$3,217,893

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges and adjustments required by EITF 98-1. All adjustments related to EITF 98-1 are noted above.
(2)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the assumed note.
(3)	The loan requires interest only payments with a balloon payment due at maturity.
(4)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of December 31, 2009, the maximum funding obligation under the guarantee was approximately $23.9 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.
(5)	Principal amount does not include the assumed mezzanine loan with an aggregate principal amount of $294.0 million and a stated rate of 6.02% per annum, as the venture acquired the lenders’ interest in this loan for a purchase price of approximately $263.1 million in cash.
(6)	In connection with the capitalization of the joint venture, loans in an aggregate amount of $450.0 million were funded by the venture’s partners on a pro-rata basis. Our share of the partner loans totaling $270.0 million has been reflected in Related Party Note Receivable on our Consolidated Balance Sheets.
(7)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund tenant improvements and leasing commissions.
(8)	The financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum.
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

(10)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.20% per annum and matures on September 12, 2010 with two, one-year extensions options, subject to certain conditions. In addition, we have guaranteed the repayment of approximately $9.1 million of principal (as well as interest on the loan), which amount is subject to reduction and eventual elimination upon attaining certain debt service coverage ratios.
(11)	This property is owned by the Value-Added Fund.
(12)	Mortgage financing totals $26.0 million (of which approximately $24.2 million has been disbursed as of December 31, 2009). The mortgage bears interest at a variable rate of LIBOR plus 1.50% and matures on March 31, 2011 with two, one-year extension options, subject to certain conditions. The Value-Added Fund has entered into an interest rate swap contract to fix the one-month LIBOR index rate at 4.085% per annum on a notional amount of $24 million. The swap contract went into effect on June 12, 2008 and expires on March 31, 2011.
(13)	Mortgage financing totals $120.0 million (of which $103.0 million was drawn at closing, $7.5 million was drawn to fund tenant and capital costs, with the remaining $9.5 million available to fund future tenant and capital costs). The mortgage bears interest at a variable rate of LIBOR plus 1.75% and matures on May 31, 2011 with two, one-year extension options, subject to certain conditions. The Value-Added Fund has guaranteed the payment of interest on the loan. The Value-Added Fund has entered into three interest rate swap contracts to fix the one-month LIBOR index rate at 3.63% per annum on an aggregate notional amount of $103 million. The swap contracts went into effect on June 2, 2008 and expire on April 1, 2011.
(14)	The Value-Added Fund has guaranteed the payment of (1) an aggregate of approximately $5.0 million of unfunded tenant improvement costs and leasing commissions and (2) one year of real estate taxes.
(15)	Amount represents outstanding construction financing under a $66.0 million loan commitment collateralized by the retail entity of Wisconsin Place. Wisconsin Place is a mixed-use development project consisting of office, retail and residential properties located in Chevy Chase, Maryland. The construction financing bears interest at a variable rate equal to LIBOR plus 1.375% per annum and matures on March 29, 2010 with two, one-year extension options, subject to certain conditions. In addition, we have guaranteed the repayment of approximately $825,000 of principal (as well as our share of interest on the loan, taxes and operating expenses), which amount is subject to reduction upon attaining a prescribed debt service coverage ratio.

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

Some of our properties and certain properties owned by our affiliates are located in urban, industrial and other previously developed areas where fill or current or historical uses of the areas have caused site contamination. Accordingly, it is sometimes necessary to institute special soil and/or groundwater handling procedures and/or include particular building design features in connection with development, construction and other property operations in order to achieve regulatory closure and/or ensure that contaminated materials are addressed in an appropriate manner. In these situations it is our practice to investigate the nature and extent of detected contamination and estimate the costs of required response actions and special handling procedures. We then use this information as part of our decision-making process with respect to the acquisition and/or development of the property. For example, we own a parcel in Massachusetts which was formerly used as a quarry/asphalt batching facility. Pre-purchase testing indicated that the site contained relatively low levels of certain contaminants. We have engaged a specially licensed environmental consultant to monitor environmental conditions at the site and prepare necessary regulatory submittals based on the results of an environmental risk characterization. A submittal has been made to the regulatory authorities in order to achieve regulatory closure at this site. The submittal included an environmental deed restriction that mandates compliance with certain protective measures in a portion of the site where low levels of residual soil contamination have been left in place in accordance with applicable laws. Development activities on the site are nearing completion and this work will be performed in accordance with the environmental deed restriction and other environmental requirements applicable to the site.

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

Reclassifications and Adoption of New Accounting Pronouncements

Certain prior year amounts have been reclassified to conform to the current year presentation. In addition, certain prior year amounts have been revised as a result of the adoption on January 1, 2009 of (1) ASC 470-20 (formerly known as FSP No. APB 14-1) (See Note 8 of the Consolidated Financial Statements), (2) the guidance included in ASC 810 “Consolidation” (formerly known as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”)) and ASC 480-10-S99 “Distinguishing Liabilities from Equity” (formerly known as EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities” (Amended)) (See Note 11 of the Consolidated Financial Statements) and (3) the guidance included in ASC 260-10 “Earnings Per Share” (formerly known as FSP EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” ) (See Note 15 of the Consolidated Financial Statements).

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

In May 2009, the FASB issued ASC 855 “Subsequent Events” (“ASC 855”) (formerly known as SFAS No. 165 “Subsequent Events” (“SFAS No. 165”)), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. ASC 855 was effective for interim or annual periods beginning after June 15, 2009. We have evaluated subsequent events through the time of filing these financial statements with the SEC on Form 10-K on February 25, 2010.

Newly Issued Accounting Standards

In June 2008, the FASB ratified the guidance included in ASC 815-40 “Derivatives and Hedging” (“ASC 815-40”) (formerly known as EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”)). The guidance included in ASC 815-40 requires entities to apply a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock. The guidance included in ASC 815-40 was effective on January 1, 2009. The adoption of the guidance included in ASC 815-40 did not have a material impact on us.

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

As of December 31, 2009, approximately $6.3 billion of our consolidated borrowings bore interest at fixed rates and approximately $393.4 million of our consolidated borrowings bore interest at variable rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. As of December 31, 2009, the weighted-average interest rate on our variable rate debt was LIBOR/Eurodollar plus 1.50% (for an all in rate as of December 31, 2009 of 1.75%) per annum. The GAAP weighted average interest rate on the variable rate debt as of December 31, 2009 was 1.98% per annum. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, refer to Note 5 to the Consolidated Financial Statements and “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2010	2011	2012	2013	2014	2015+	Total	Fair Value
	(dollars in thousands)
	Secured debt
Fixed Rate	$105,116	$551,814	$106,642	$101,068	$76,546	$1,308,694	$2,249,880	$2,225,828
Average Interest Rate	7.68%	7.02%	5.68%	6.03%	5.79%	5.98%	6.30%
Variable Rate	246,252	97,169	345	827	48,828	—	$393,421	$389,271

	Unsecured debt
Fixed Rate	—	—	—	$923,905	$—	$1,248,484	$2,172,389	$2,318,868
Average Interest Rate	—	—	—	—	6.36%	5.74%	6.01%
Variable Rate	—	—	—	—	—	—	$—	$—

	Unsecured exchangeable debt
Fixed Rate (1)	—	—	$852,716	$450,000	$741,755	—	$2,044,471	$2,059,796
ASC 470-20 (formerly known as FSP No. APB 14-1) Adjustment	($41,195)	($43,912)	($29,793)	($23,052)	($2,438)	—	($140,390)

Total Fixed Rate	($41,195)	($43,912)	$822,923	$426,948	$739,317	—	$1,904,081
Average Interest Rate	—	—	5.63%	5.96%	6.56%	—	6.03%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$310,173	$605,071	$929,910	$1,452,748	$864,691	$2,557,178	$6,719,771	$6,993,763

(1)	Amounts are included in the year in which the first optional redemption date occurs (or, in the case of the exchangeable notes due 2014, the year of maturity).

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

As of the end of the Company’s 2009 fiscal year, management conducted assessments of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these assessments, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 was effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 97, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

Report of Independent Registered Public Accounting Firm

To the Partners of

Boston Properties Limited Partnership:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Properties Limited Partnership and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for certain convertible debt instruments (Note 8), noncontrolling interests (Note 11), and the calculation of earnings per common unit (Note 15) effective January 1, 2009.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 25, 2010

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
	(in thousands, except for unit amounts)
ASSETS
Real estate, at cost:	$10,659,412	$10,185,061
Less: accumulated depreciation	(2,000,917)	(1,744,248)

Total real estate	8,658,495	8,440,813
Cash and cash equivalents	1,448,933	241,510
Cash held in escrows	21,867	21,970
Investment in securities	9,946	11,590
Tenant and other receivables (net of allowance for doubtful accounts of $4,125 and $4,006, respectively)	93,240	68,743
Related party note receivable	270,000	270,000
Accrued rental income (net of allowance of $2,645 and $15,440, respectively)	363,121	316,711
Deferred charges, net	294,395	325,369
Prepaid expenses and other assets	17,684	22,401
Investments in unconsolidated joint ventures	763,636	782,760

Total assets	$11,941,317	$10,501,867

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$2,643,301	$2,660,642
Unsecured senior notes (net of discount of $2,611 and $2,625, respectively)	2,172,389	1,472,375
Unsecured exchangeable senior notes (net of discount of $15,529 and $21,101, respectively)	1,904,081	1,859,867
Unsecured line of credit	—	100,000
Accounts payable and accrued expenses	220,089	171,791
Distributions payable	80,536	97,162
Accrued interest payable	76,058	67,132
Other liabilities	127,538	173,750

Total liabilities	7,223,992	6,602,719

Commitments and contingencies	—	—

Noncontrolling interests:
Redeemable partnership units—1,113,044 preferred units outstanding (1,460,688 common units at redemption value, if converted) at December 31, 2009 and December 31, 2008	97,968	80,338

Redeemable partnership units—19,814,499 and 19,909,070 common units and 1,416,162 and 946,509 long term incentive units outstanding at redemption value at December 31, 2009 and December 31, 2008, respectively	1,431,666	1,147,057

Capital:
Boston Properties Limited Partnership partners’ capital—1,601,107 and 1,420,362 general partner units and 137,278,903 and 119,760,293 limited partner units outstanding at December 31, 2009 and December 31, 2008, respectively	3,182,020	2,664,853
Noncontrolling interests in property partnerships	5,671	6,900

Total capital	3,187,691	2,671,753

Total liabilities and capital	$11,941,317	$10,501,867

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands, except for per unit amounts)
Revenue
Rental:
Base rent	$1,185,431	$1,129,215	$1,084,308
Recoveries from tenants	200,899	204,732	184,929
Parking and other	66,597	68,105	64,982

Total rental revenue	1,452,927	1,402,052	1,334,219
Hotel revenue	30,385	36,872	37,811
Development and management services	34,878	30,518	20,553
Interest and other	4,059	18,958	89,706

Total revenue	1,522,249	1,488,400	1,482,289

Expenses
Operating:
Rental	501,799	488,030	455,840
Hotel	23,966	27,510	27,765
General and administrative	75,447	72,365	69,882
Interest	322,833	295,322	302,980
Depreciation and amortization	313,458	296,122	278,249
Loss from suspension of development	27,766	—	—
Net derivative losses	—	17,021	—
Losses (gains) from investments in securities	(2,434)	4,604	—
Losses from early extinguishments of debt	510	—	3,417

Total expenses	1,263,345	1,200,974	1,138,133

Income before income (loss) from unconsolidated joint ventures, gains on sales of real estate and other assets, discontinued operations and net income attributable to noncontrolling interests	258,904	287,426	344,156
Income (loss) from unconsolidated joint ventures	12,058	(182,018)	20,428
Gains on sales of real estate and other assets	11,760	33,340	957,406

Income from continuing operations	282,722	138,748	1,321,990
Discontinued operations:
Income from discontinued operations	—	—	7,274
Gains on sales of real estate from discontinued operations	—	—	266,817

Net income	282,722	138,748	1,596,081
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships	(2,778)	(1,997)	(84)
Noncontrolling interest—redeemable preferred units	(3,594)	(4,226)	(10,429)

Net income attributable to Boston Properties Limited Partnership	$276,350	$132,525	$1,585,568

Basic earnings per common unit attributable to Boston Properties Limited Partnership:
Income from continuing operations	$1.83	$0.94	$9.37
Discontinued operations	—	—	1.97

Net income	$1.83	$0.94	$11.34

Weighted average number of common units outstanding	151,386	140,336	139,290

Diluted earnings per common unit attributable to Boston Properties Limited Partnership:
Income from continuing operations	$1.82	$0.94	$9.24
Discontinued operations	—	—	1.94

Net income	$1.82	$0.94	$11.18

Weighted average number of common and common equivalent units outstanding	151,848	141,655	141,231

Amounts attributable to Boston Properties Limited Partnership:
Income from continuing operations	$276,350	$132,525	$1,311,477
Discontinued operations	—	—	274,091

Net income	$276,350	$132,525	$1,585,568

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Total Partners’ Capital
(dollars in thousands)
Balance at December 31, 2006	$915,080

Contributions	24,226
Equity component of unsecured exchangeable senior notes	80,788
Net income allocable to general and limited partner units	1,352,760
Distributions	(1,038,521)
Accumulated other comprehensive loss	(22,070)
Unearned compensation	1,916
Conversion of redeemable partnership units	30,590
Adjustment to reflect redeemable partnership units at redemption value	609,129

Balance at December 31, 2007	1,953,898

Contributions	37,729
Capped call transaction costs	(44,360)
Equity component of unsecured exchangeable senior notes	91,947
Net income allocable to general and limited partner units	113,302
Distributions	(326,713)
Accumulated other comprehensive loss	(620)
Unearned compensation	1,149
Conversion of redeemable partnership units	10,906
Adjustment to reflect redeemable partnership units at redemption value	827,615

Balance at December 31, 2008	2,664,853

Contributions	853,115
Net income allocable to general and limited partner units	239,228
Distributions	(290,534)
Accumulated other comprehensive loss	2,514
Unearned compensation	(579)
Conversion of redeemable partnership units	3,970
Adjustment to reflect redeemable partnership units at redemption value	(290,547)

Balance at December 31, 2009	$3,182,020

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

	For the year ended December 31,
	2009	2008	2007
	(in thousands)
Net income	$282,722	$138,748	$1,596,081
Other comprehensive income (loss):
Net effective portion of interest rate contracts	—	(727)	(25,656)
Amortization of interest rate contracts	2,904	2	(212)

Other comprehensive income (loss)	2,904	(725)	(25,868)

Comprehensive income	285,626	138,023	1,570,213
Comprehensive income attributable to noncontrolling interests	(6,372)	(6,223)	(10,513)

Comprehensive income attributable to Boston Properties Limited Partnership	$279,254	$131,800	$1,559,700

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2009	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$282,722	$138,748	$1,596,081
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	313,458	296,122	281,197
Non-cash portion of interest expense	55,664	39,323	28,766
Non-cash compensation expense	26,636	23,106	12,358
Non-cash rental revenue	(3,600)	(2,023)	—
Losses (gains) on investments in securities	(2,434)	4,604	—
Net derivative losses	—	17,021	—
Losses from early extinguishments of debt	10	—	838
Loss from suspension of development	27,766	—	—
(Income) loss from unconsolidated joint ventures	(12,058)	182,018	(20,428)
Distributions of net cash flow from operations of unconsolidated joint ventures	12,676	9,589	7,157
Gains on sales of real estate and other assets	(11,760)	(33,340)	(1,224,223)
Change in assets and liabilities:
Cash held in escrows	103	3,548	(2,564)
Tenant and other receivables, net	1,844	2,663	(1,341)
Accrued rental income, net	(46,410)	(20,001)	(38,303)
Prepaid expenses and other assets	4,717	(2,642)	10,686
Accounts payable and accrued expenses	14,848	5,762	3,833
Accrued interest payable	8,926	12,645	7,046
Other liabilities	(9,452)	(54,023)	5,318
Tenant leasing costs	(46,280)	(57,809)	(34,767)

Total adjustments	334,654	426,563	(964,427)

Net cash provided by operating activities	617,376	565,311	631,654

Cash flows from investing activities:
Acquisitions/additions to real estate	(442,844)	(580,377)	(1,134,870)
Investments in securities	—	—	(22,584)
Proceeds from redemptions of investments in securities	4,078	14,697	—
Net investments in unconsolidated joint ventures	(7,835)	(896,027)	(7,790)
Cash recorded upon consolidation	—	—	3,232
Net proceeds from the sale/financing of real estate placed in escrow	—	—	(161,321)
Net proceeds from the sale/financing of real estate released from escrow	—	161,321	—
Issuance of note receivable	—	(270,000)	—
Proceeds from note receivable	—	123,000	—
Net proceeds from the sales of real estate and other assets	—	127,307	1,897,988

Net cash provided by (used in) investing activities	(446,601)	(1,320,079)	574,655

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2009	2008	2007
	(in thousands)
Cash flows from financing activities:
Borrowings on unsecured line of credit	—	1,391,000	260,000
Repayments of unsecured line of credit	(100,000)	(1,291,000)	(260,000)
Repayments of mortgage notes payable	(125,238)	(603,054)	(1,196,618)
Proceeds from mortgage notes payable	107,929	537,569	1,097,369
Proceeds from unsecured exchangeable senior notes	—	647,046	759,575
Proceeds from unsecured senior notes	699,517	—	—
Proceeds from real estate financing transactions	—	—	1,610
Payments on real estate financing transactions	—	(6,208)	(10,610)
Advance from joint venture partners	—	30,000	—
Repayment of advance from joint venture partners	—	(30,000)	—
Distributions	(357,328)	(1,235,767)	(1,143,470)
Partner contributions	850,624	37,410	23,479
Equity component of unsecured exchangeable senior notes	—	91,947	80,788
Capped call transaction costs	—	(44,360)	—
Contributions from (distributions to) noncontrolling interest holders, net	(4,007)	(20,909)	4,304
Repayment of note payable	(25,000)	—	—
Redemption of noncontrolling interest	—	—	(35,625)
Deferred financing costs	(9,849)	(14,317)	(5,978)

Net cash provided by (used in) financing activities	1,036,648	(510,643)	(425,176)

Net increase (decrease) in cash and cash equivalents	1,207,423	(1,265,411)	781,133
Cash and cash equivalents, beginning of the year	241,510	1,506,921	725,788

Cash and cash equivalents, end of the year	$1,448,933	$241,510	$1,506,921

Supplemental disclosures:
Cash paid for interest	$307,059	$289,640	$300,490

Interest capitalized	$48,816	$46,286	$33,322

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$36,789	$18,075	$3,827

Mortgage notes payable assumed in connection with the acquisition of real estate	$—	$—	$65,224

Real estate recorded upon consolidation	$—	$—	$120,213

Mortgage notes payable recorded upon consolidation	$—	$—	$79,064

Noncontrolling interest recorded upon consolidation	$—	$—	$19,588

Distributions declared but not paid	$80,536	$97,162	$944,870

Issuance of OP Units in connection with the acquisition of real estate	$—	$15,000	$—

Issuance of OP Units in connection with an investment in an unconsolidated joint venture	$—	$10,000	$—

Conversions of redeemable partnership units to partners’ capital	$3,970	$10,906	$30,590

Note receivable issued in connection with the transfer of real estate	$—	$123,000	$—

Issuance of restricted units to employees	$22,964	$43,536	$17,658

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Organization

Boston Properties Limited Partnership (the “Company”), a Delaware limited partnership, is the entity through which Boston Properties, Inc., a self-administered and self-managed real estate investment trust (“REIT”), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Boston Properties, Inc. is the sole general partner of the Company and at December 31, 2009 owned an approximate 86.0% (84.4% at December 31, 2008) general and limited partnership interest in the Company. Partnership interests in the Company are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). In addition, in February 2008, the Company issued LTIP Units in connection with the granting to employees of 2008 outperformance awards (also referred to as “2008 OPP Units”). Because the rights, preferences and privileges of 2008 OPP Units differ from other LTIP Units granted to employees as part of the annual compensation process, unless specifically noted otherwise, all references to LTIP Units exclude 2008 OPP Units. For a complete description of the terms of the 2008 OPP Units (See Note 17).

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

At December 31, 2009, there was one series of Preferred Units outstanding (i.e., Series Two Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Company. Preferred Units may also be converted into OP Units at the election of the holder thereof or the Company in accordance with the amendment to the partnership agreement (See Note 11).

All references to the Company refer to Boston Properties Limited Partnership and its consolidated subsidiaries, collectively, unless the context otherwise requires.

Properties

At December 31, 2009, the Company owned or had interests in a portfolio of 146 commercial real estate properties (147 properties at December 31, 2008) (the “Properties”) aggregating approximately 50.5 million net rentable square feet (approximately 49.8 million net rentable square feet at December 31, 2008), including five properties under construction totaling approximately 2.0 million net rentable square feet and structured parking for approximately 37,940 vehicles containing approximately 12.8 million square feet. At December 31, 2009, the Properties consist of:

•	140 office properties, including 120 Class A office properties (including three properties under construction) and 20 Office/Technical properties;

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	one hotel;

•	three retail properties; and

•	two residential properties (both of which are under construction).

The Company owns or controls undeveloped land parcels totaling approximately 510.1 acres. In addition, the Company has a noncontrolling interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company has pursued the acquisition of value-added investments in assets within its existing markets. The Company’s investments through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At December 31, 2009, the Value-Added Fund had investments in 26 buildings comprised of an office property in Chelmsford, Massachusetts and office complexes in San Carlos, California and Mountain View, California.

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

2.	Summary of Significant Accounting Policies

Reclassifications and Adoption of New Accounting Pronouncements

Certain prior year amounts have been reclassified to conform to the current year presentation. In addition, certain prior year amounts have been revised as a result of the adoption on January 1, 2009 of (1) Accounting Standards Codification (“ASC”) 470-20 “Debt with Conversion and Other Options” (“ASC 470-20”) (formerly known as FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”)) (See Note 8), (2) the guidance included in ASC 810 “Consolidation” (“ASC 810”) (formerly known as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”)) and ASC 480-10-S99 “Distinguishing Liabilities from Equity” (“ASC 480-10-S99”) (formerly known as EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities” (Amended)) (See Note 11) and (3) the guidance included in ASC 260-10 “Earnings Per Share” (“ASC 260-10”) (formerly known as FSP EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-06-1”)) (See Note 15).

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Real Estate

Upon acquisitions of real estate, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-” and “below-market” leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities in accordance with guidance included in Accounting Standards Codification (“ASC”) 805 “Business Combinations” (“ASC 805”) (formerly known as Statement of Financial Accounting Standards (“SFAS”) No. 141(R) (“SFAS No. 141(R)”)), and allocates the purchase price to the acquired assets and assumed liabilities, including land at appraised value and buildings as if vacant. The Company assesses and considers fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenant’s credit quality and expectations of lease renewals. Based on its acquisitions to date, the Company’s allocation to customer relationship intangible assets has been immaterial.

The Company records acquired “above-” and “below-market” leases at their fair value (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below- market leases. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses.

The Company reviews its long-lived assets used in operations for impairment following the end of each quarter and when there is an event or change in circumstances that indicates an impairment in value. An impairment loss is recognized if the carrying amount of its assets is not recoverable and exceeds its fair value. If such criteria are present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be “long-lived assets to be held and used,” as defined by ASC 360 “Property, Plant and Equipment” (“ASC 360”) (formerly known as SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”)) are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair value.

ASC 360 (formerly known as SFAS No. 144) requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and the Company will not have

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Real estate is stated at depreciated cost. A variety of costs are incurred in the acquisition, development and leasing of properties. The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Effective January 1, 2009, under the provisions of ASC 805 (formerly known as SFAS No. 141(R)), the Company was required to expense costs associated with the acquisition of real property such as legal, due diligence and other closing related costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, internal wages, property taxes, insurance, and other project costs incurred during the period of development. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project commences and capitalization begins, and when a development project is substantially complete and held available for occupancy and capitalization must cease, involves a degree of judgment. The Company’s capitalization policy on development properties is guided by ASC 835-20 “Capitalization of Interest” and ASC 970 “Real Estate—General” (formerly known as SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Projects”). The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs necessary to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company begins the capitalization of costs during the pre-construction period which it defines as activities that are necessary to the development of the property. The Company considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction, or (3) if activities necessary for the development of the property have been suspended. Interest costs capitalized for the years ended December 31, 2009, 2008 and 2007 were $48.8 million, $46.3 million and $33.3 million, respectively. Salaries and related costs capitalized for the years ended December 31, 2009, 2008 and 2007 were $7.9 million, $7.8 million and $6.9 million, respectively.

Expenditures for repairs and maintenance are charged to operations as incurred. Significant betterments are capitalized. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.

The Company computes depreciation and amortization on properties using the straight-line method based on estimated useful asset lives. In accordance with ASC 805 (formerly known as SFAS No. 141(R)), the Company allocates the acquisition cost of real estate to land, building, tenant improvements, acquired “above-” and “below-market” leases, origination costs and acquired in-place leases based on an assessment of their fair value and depreciates or amortizes these assets (or liabilities) over their useful lives. The amortization of acquired “above-” and “below-market” leases and acquired in-place leases is recorded as an adjustment to revenue and depreciation and amortization, respectively, in the Consolidated Statements of Operations.

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

Investment in Securities

The Company accounts for investments in trading securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The designation of trading securities is generally determined at acquisition. During the year ended December 31, 2009 and 2008, investment in securities is comprised of an investment in an unregistered money market fund and investments in an account associated with the Company’s deferred compensation plan (See Note 16). In December 2007, the unregistered money market fund suspended cash redemptions by investors; investors could elect in-kind redemptions of the underlying securities or maintain their investment in the fund and receive distributions as the underlying securities matured or were liquidated by the fund sponsor. As a result, the Company retained this investment for a longer term than originally intended, and the valuation of the Company’s investment was subject to changes in market conditions. Because interests in this fund were valued at less than their $1.00 par value, the Company recognized gains (losses) of approximately $0.2 million, $(1.4) million and $(0.3) million on its investment during the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, the Company no longer had investments in this unregistered money market fund.

The Company also maintains a deferred compensation plan that is designed to allow officers of the Company to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these deferrals. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2009 and 2008, the Company has funded approximately $9.9 million and $6.6 million, respectively, into a separate account, which is not restricted as to its use. The Company recognized gains (losses) of approximately $2.2 million, $(3.2) million and $0.3 million on its investments in the account associated with the Company’s deferred compensation plan during the years ended December 31, 2009, 2008 and 2007, respectively.

Tenant and other receivables

Tenant and other accounts receivable, other than accrued rents receivable, are expected to be collected within one year.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Charges

Deferred charges include leasing costs and financing fees. Leasing costs include an allocation for acquired intangible in-place lease values and direct and incremental fees and costs incurred in the successful negotiation of leases, including brokerage, legal, internal leasing employee salaries and other costs which have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Internal leasing salaries and related costs capitalized for the years ended December 31, 2009, 2008 and 2007 were $3.3 million, $4.4 million and $4.1 million, respectively. External fees and costs incurred to obtain long-term financing have been deferred and are being amortized over the terms of the respective loans on a basis that approximates the effective interest method and are included with interest expense. Unamortized financing and leasing costs are charged to expense upon the early repayment or significant modification of the financing or upon the early termination of the lease, respectively. Fully amortized deferred charges are removed from the books upon the expiration of the lease or maturity of the debt.

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

To the extent that the Company contributes assets to a joint venture, the Company’s investment in the joint venture is recorded at the Company’s cost basis in the assets that were contributed to the joint venture. To the extent that the Company’s cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in the Company’s share of equity in net income of the joint venture. In accordance with the provisions of ASC 970-323 “Investments—Equity Method and Joint Ventures”

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“ASC 970-323”) (formerly Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”)), the Company will recognize gains on the contribution of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale.

Revenue Recognition

Contractual rental revenue is reported on a straight-line basis over the terms of the respective leases. The impact of the straight-line rent adjustment increased revenue by approximately $42.2 million, $24.5 million and $39.1 million for the years ended December 31, 2009, 2008 and 2007, respectively, as the revenue recorded exceeded amounts billed. The straight-line rent adjustment for the year ended December 31, 2008 includes an approximately $21.0 million decrease due to the establishment of reserves for the full amount of the accrued straight-line rent balances associated with two of the Company’s leases in New York City. In accordance with ASC 805 (formerly SFAS No. 141(R)), the Company recognizes rental revenue of acquired in-place “above-” and “below-market” leases at their fair values over the terms of the respective leases. The impact of the acquired in-place “above-” and “below-market” leases increased revenue by approximately $4.2 million, $5.4 million and $5.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. Accrued rental income, as reported on the Consolidated Balance Sheets, represents cumulative rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements. The Company maintains an allowance against accrued rental income for future potential tenant credit losses. The credit assessment is based on the estimated accrued rental income that is recoverable over the term of the lease. The Company also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or geographic specific credit considerations. If the Company’s estimates of collectibility differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The credit risk is mitigated by the high quality of the Company’s existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of the Company’s portfolio to identify potential problem tenants.

Recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs are recognized as revenue in the period during which the expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC 605-45 “Principal Agent Considerations” (“ASC 605-45”) (formerly known as Emerging Issues Task Force, or EITF, Issue 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent,” or (“Issue 99-19”)). ASC 605-45 requires that these reimbursements be recorded on a gross basis, as the Company is generally the primary obligor with respect to purchasing goods and services from third- party suppliers, has discretion in selecting the supplier and has credit risk. The Company also receives reimbursement of payroll and payroll related costs from third parties which the Company reflects on a net basis in accordance with ASC 605-45.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gains on sales of real estate are recognized pursuant to the provisions of ASC 360-20 “Real Estate Sales” (“ASC 360-20”) (formerly known as SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”)). The specific timing of a sale is measured against various criteria in ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, the Company defers some or all of the gain recognition and accounts for the continued operations of the property by applying the finance, leasing, profit sharing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

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

In April 2009, the FASB issued ASC 825-10-65 “Transition Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825-10-65”) (formerly known as FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1”)). ASC 825-10-65 requires disclosures about fair-value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements. ASC 825-10-65 requires those disclosures in summarized financial information at interim reporting periods. ASC 825-10-65 was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. For purposes of financial reporting disclosures, the Company calculates the fair value of mortgage notes payable, unsecured senior notes and unsecured exchangeable senior notes. The Company discounts the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt and unsecured notes based on a current market rate. In determining the current market rate, the Company adds its estimation of a market spread to the quoted yields on federal government treasury securities with similar maturity dates to its debt. Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair value of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate. The following table presents the aggregate carrying value of the Company’s indebtedness and the Company’s corresponding estimate of fair value as of December 31, 2009 (in thousands):

	Carrying Amount		Estimated Fair Value
Mortgage notes payable	$2,643,301		$2,615,099
Unsecured senior notes	2,172,389		2,318,868
Unsecured exchangeable senior notes	1,904,081	(1)	2,059,796

Total	$6,719,771		$6,993,763

(1)	Includes the net impact of ASC 470-20 (formerly known as FSP No. APB 14-1) totaling approximately $140.4 million (See Note 8).

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Instruments and Hedging Activities

Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the consolidated statements of operations as a component of net income or as a component of comprehensive income and as a component of equity on the consolidated balance sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could materially affect expenses, net income and equity. The Company recognized net derivative losses of approximately $17.0 million for the year ended December 31, 2008 within the caption Net Derivative Losses in the Consolidated Statements of Operations.

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

The company owns a hotel property which is managed through a taxable REIT subsidiary. The hotel taxable REIT subsidiary, a wholly owned subsidiary of the Company, is the lessee pursuant to the lease for the hotel property. As lessor, the Company is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of the existing management agreements. In connection with the restructuring, the revenue and expenses of the hotel property are being reflected in the Company’s Consolidated Statements of Operations. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, the Company has recorded a tax provision in the Company’s Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007.

The net difference between the tax basis and the reported amounts of the Company’s assets and liabilities is approximately $1.1 billion and $0.9 billion as of December 31, 2009 and 2008, respectively, which is primarily related to the difference in basis of contributed property and accrued rental income.

Certain entities included in the Company’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.

The following reconciles GAAP net income attributable to Boston Properties Limited Partnership to taxable income:

	For the year ended December 31,
	2009	2008	2007
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$276,350	$132,525	$1,585,568
Straight-line rent adjustments	(44,529)	(24,025)	(43,531)
Book/Tax differences from depreciation and amortization	56,276	87,565	49,813
Book/Tax differences on gains/losses from capital transactions	(11,760)	(33,340)	(356,606)
Book/Tax differences from stock-based compensation	18,568	(22,695)	(52,109)
Impairment loss on investments in unconsolidated joint ventures	7,413	188,325	—
Other book/tax differences, net	13,503	39,158	12,032

Taxable income	$315,821	$367,513	$1,195,167

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based employee compensation plans

At December 31, 2009, Boston Properties, Inc. has a stock-based employee compensation plan. Effective January 1, 2005, the Company adopted early ASC 718 “Compensation—Stock Compensation” (“ASC 718”) (formerly SFAS No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment”), which revised the fair value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified previous guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.

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

3.	Real Estate

Real estate consisted of the following at December 31 (in thousands):

	2009	2008
Land	$1,874,004	$1,867,429
Land held for future development	714,620	224,395
Buildings and improvements	6,561,240	6,372,010
Tenant improvements	922,224	862,315
Furniture, fixtures and equipment	23,679	22,929
Development in process	563,645	835,983

Total	10,659,412	10,185,061
Less: Accumulated depreciation	(2,000,917)	(1,744,248)

	$8,658,495	$8,440,813

Development

On January 16, 2009, the Company acquired the development rights for the site at 17 Cambridge Center in Cambridge, Massachusetts for approximately $11.4 million. On November 6, 2009, the Company acquired the land parcel at 17 Cambridge Center in Cambridge, Massachusetts for a gross purchase price of approximately $6.0 million.

On February 6, 2009, the Company announced that it was suspending construction on its 1,000,000 square foot office building at 250 West 55th Street in New York City. During December 2009, the Company completed the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and as a result ceased interest capitalization on the project. During the year ended December 31, 2009, the Company recognized a loss of approximately $27.8 million related to the suspension of development (See Note 22).

On April 1, 2009, the Company placed in-service One Preserve Parkway, an approximately 183,000 net rentable square foot Class A office property located in Rockville, Maryland. The property is 65% leased.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Dispositions

On April 14, 2008, the Company sold a parcel of land located in Washington, DC for approximately $33.7 million. The Company had previously entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet. Due to the Company’s involvement in the construction of the project, the gain on sale was deferred and is being recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs. As a result, the Company recognized a gain on sale during the year ended December 31, 2009 of approximately $11.8 million. The Company has recognized a cumulative gain on sale of approximately $21.7 million.

4.	Deferred Charges

Deferred charges consisted of the following at December 31, (in thousands):

	2009	2008
Leasing costs (and lease related intangibles)	$399,302	$416,299
Financing costs	76,915	67,594

	476,217	483,893
Less: Accumulated amortization	(181,822)	(158,524)

	$294,395	$325,369

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consists of the following at December 31, 2009:

Entity	Properties	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50.0%
The Metropolitan Square Associates LLC	Metropolitan Square	51.0	%(1)
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(2)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	23.9	%(3)
Wisconsin Place Retail LLC	Wisconsin Place Retail	5.0%
Eighth Avenue and 46th Street Entities	Eighth Avenue and 46th Street	50.0	%(4)
Boston Properties Office Value-Added Fund, L.P.	300 Billerica Road, One & Two Circle Star Way and Mountain View Research and Technology Parks	36.9	%(2)(5)
Annapolis Junction NFM, LLC	Annapolis Junction	50.0	%(6)
767 Venture, LLC	The General Motors Building	60.0	%(1)
2 GCT Venture LLC	Two Grand Central Tower	60.0	%(1)
540 Madison Venture LLC	540 Madison Avenue	60.0	%(1)
125 West 55th Street Venture LLC	125 West 55th Street	60.0	%(1)

(1)	The Company has determined that these entities are not VIEs and that its joint venture partners have substantive participating rights with respect to the assets and operations of the properties, pursuant to the joint venture agreements.
(2)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(3)	Represents the Company’s effective ownership interest. The Company has a 66.67%, 5% and 0% interest in the office, retail and residential joint venture entities, respectively, each of which owns a 33.33% interest in owning the land and infrastructure of the project.
(4)	This property is not in operation and consists of assembled land.
(5)	Represents the Company’s effective ownership interest. The Company has a 25.0% interest in the 300 Billerica Road and One & Two Circle Star Way properties and a 39.5% interest in the Mountain View Research and Technology Park properties.
(6)	Two of the three Annapolis Junction land parcels are undeveloped land.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

During 2009, the Company recognized non-cash impairment charges which represented the other-than-temporary decline in the fair value below the carrying value of the Company’s investment in its Value-Added Fund. In accordance with ASC 323 “Investments-Equity Method and Joint Ventures” (“ASC 323”) (formerly known as Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (“APB No. 18”)), a loss in value of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized. Unlike the guidance in ASC 360 “Property, Plant and Equipment” (“ASC 360”) (formerly known as SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets”), impairments under ASC 323 result from fair values derived based on discounted cash flows and other valuation techniques that are more sensitive to current market conditions. As a result, the Company recognized a

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-cash impairment charge of approximately $9.4 million on its investment in the Company’s Value-Added Fund. The Company has determined that its valuation of these investments was categorized within Level 3 of the fair value hierarchy in accordance with ASC 820-10 “Fair Value Measurements and Disclosures” (“ASC 820-10”) (formerly known as SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”)), as it utilized significant unobservable inputs in its assessment. The equity method investments represent the Company’s only Level 3 assets for the year ended December 31, 2009. In addition, during December 2009, the Company’s Value-Added Fund recognized a non-cash impairment charge in accordance with the guidance in ASC 360 (formerly known as SFAS No. 144) related to its One and Two Circle Star Way properties in San Carlos, California totaling approximately $24.6 million, of which the Company’s share was approximately $4.2 million, which amount reflects the reduction in the Company’s basis of approximately $2.0 million from previous impairment losses. The One and Two Circle Star Way properties will be vacant by the end of February 2010 and leasing activity continues to be challenging, with market rents declining significantly. The Value-Added Fund has a mortgage loan collateralized by the properties which is non-recourse to the Company and which expires in September 2013 and includes a cash escrow in place to fund the interest expense and carrying costs through mid-2010. The Value-Added Fund is currently in discussions with the lender to modify the loan and as a result believes that the carrying value of the properties may not be recoverable. Accordingly, the Value-Added Fund recognized the non-cash impairment charge to reduce the net book value of the properties to their estimated fair market value at December 31, 2009.

The following table reflects the activity of its investments in unconsolidated joint ventures for the year ended December 31, 2009 (in thousands):

Balance at January 1, 2009:	$782,760
Net loss	(10,898)
Impairment losses	(9,385)
Contributions	11,015
Distributions	(9,856)

Balance at December 31, 2009:	$763,636

The combined summarized financial information of the unconsolidated joint ventures is as follows (in thousands):

	December 31,
Balance Sheets	2009	2008
Real estate and development in process, net	$5,149,868	$5,235,149
Other assets	760,001	824,232

Total assets	$5,909,869	$6,059,381

Mortgage and Notes payable	$3,217,893	$3,189,549
Other liabilities	1,071,904	1,215,849
Members’/Partners’ equity	1,620,072	1,653,983

Total liabilities and members’/partners’ equity	$5,909,869	$6,059,381

Company’s share of equity	$927,184	$948,222
Basis differential (1)	(163,548)	(165,462)

Carrying value of the Company’s investments in unconsolidated joint ventures	$763,636	$782,760

(1)

This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities. Basis differentials occur from impairment of investments and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

	Year Ended December 31,
Statements of Operations	2009	2008	2007
	(in thousands)
Total revenue (1)	$595,533	$363,168	$95,064
Expenses
Operating	163,209	101,670	35,546
Interest	232,978	139,154	31,883
Depreciation and amortization	232,047	144,712	21,386
Impairment losses	24,568	40,570	—
Losses from early extinguishments of debt	—	152	146

Total expenses	652,802	426,258	88,961

Income (loss) before gain on sale of real estate	(57,269)	(63,090)	6,103
Gain on sale of real estate	—	—	32,777

Net income (loss)	$(57,269)	$(63,090)	$38,880

Company’s share of net income (loss)	$(22,197)	$(30,910)	$20,428
Impairment losses on investments	(9,385)	(168,040)	—
Basis differential	11,299	—	—
Elimination of inter-entity interest on partner loan	32,341	16,932	—

Income (loss) from unconsolidated joint ventures	$12,058	$(182,018)	$20,428

(1)	Includes straight-line rent adjustments of $28.0 million, $14.9 million and $2.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Includes “above” and “below” market rent adjustments of $157.5 million, $91.7 million and $(3.2) million for the years ended December 31, 2009, 2008 and 2007, respectively.

6.	Mortgage Notes Payable

The Company had outstanding mortgage notes payable totaling approximately $2.6 billion and $2.7 billion as of December 31, 2009 and 2008, respectively, each collateralized by one or more buildings and related land included in real estate assets. The mortgage notes payable are generally due in monthly installments and mature at various dates through August 1, 2021.

Fixed rate mortgage notes payable totaled approximately $2.2 billion and $2.4 billion at December 31, 2009 and 2008, respectively, with contractual interest rates ranging from 5.55% to 8.13% per annum at December 31, 2009 and 5.55% to 8.54% per annum at December 31, 2008 (with weighted-averages of 6.45% and 6.50% at December 31, 2009 and 2008, respectively).

Variable rate mortgage notes payable (including construction loans payable) totaled approximately $393.4 million and $285.5 million at December 31, 2009 and 2008, respectively, with interest rates ranging from 1.00% to 3.85% above the London Interbank Offered Rate (“LIBOR”) at December 31, 2009 and ranging from 1.00% to 1.75% above LIBOR at December 31, 2008. As of December 31, 2009 and 2008, the LIBOR rate was 0.23% and 0.44%, respectively.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 21, 2009, the Company obtained construction financing totaling $215.0 million collateralized by its Atlantic Wharf development project located at 280 Congress Street in Boston, Massachusetts. Atlantic Wharf, formerly known as Russia Wharf, is a mixed-use project totaling approximately 860,000 net rentable square feet. Wellington Management Company, LLP has leased approximately 450,000 square feet of the office space in the development commencing in the first quarter of 2011. The construction financing bears interest at a variable rate equal to LIBOR plus 3.00% per annum and matures on April 21, 2012 with two, one-year extension options, subject to certain conditions. There were no amounts drawn on the construction facility as of December 31, 2009.

On June 9, 2009, the Company used available cash to repay the mortgage loan collateralized by its Reservoir Place property located in Waltham, Massachusetts totaling approximately $47.8 million. The mortgage loan bore interest at a fixed rate of 7.00% per annum and was scheduled to mature on July 1, 2009. There was no prepayment penalty.

On June 26, 2009, the Company used available cash to repay the mortgage loan collateralized by its Ten Cambridge Center property located in Cambridge, Massachusetts totaling approximately $30.1 million. The mortgage loan bore interest at a fixed rate of 8.27% per annum and was scheduled to mature on May 1, 2010. The Company paid a prepayment penalty totaling $0.5 million in connection with the repayment.

On July 30, 2009, the Company obtained mortgage financing totaling $50.0 million collateralized by its Reservoir Place property located in Waltham, Massachusetts. The mortgage financing currently bears interest at a variable rate equal to LIBOR plus 3.85% per annum and matures on July 30, 2014.

On August 3, 2009, the Company used available cash to repay the mortgage loans collateralized by its 1301 New York Avenue property located in Washington, DC aggregating approximately $20.5 million. The mortgage loans bore interest at a weighted-average fixed rate of 6.91% per annum and were scheduled to mature on August 15, 2009. There were no prepayment penalties.

Six mortgage loans totaling approximately $295.0 million at December 31, 2009 and seven mortgage loans totaling approximately $350.2 million at December 31, 2008 have been accounted for at their fair values on the date the mortgage loans were assumed. The impact of recording the mortgage loans at fair value resulted in a decrease to interest expense of $4.1 million, $4.3 million and $4.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. The cumulative liability related to the fair value adjustments was $9.1 million and $13.2 million at December 31, 2009 and 2008, respectively, and is included in mortgage notes payable in the Consolidated Balance Sheets.

Contractual aggregate principal payments of mortgage notes payable at December 31, 2009 are as follows:

Principal Payments
(in thousands)
2010	$347,382
2011	646,378
2012	105,404
2013	101,263
2014	125,237
Thereafter	1,308,557

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of December 31, 2009 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	6.250%	6.381%	$750,000	January 15, 2013
10 Year Unsecured Senior Notes	6.250%	6.291%	175,000	January 15, 2013
12 Year Unsecured Senior Notes	5.625%	5.693%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015
10 Year Unsecured Senior Notes	5.875%	5.967%	700,000	October 15, 2019

Total principal			2,175,000
Net discount			(2,611)

Total			$2,172,389

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

On October 9, 2009, the Company completed a public offering of $700.0 million in aggregate principal amount of its 5.875% senior notes due 2019. The notes were priced at 99.931% of the principal amount to yield 5.967% to maturity. The aggregate net proceeds to the Company, after deducting underwriter discounts and offering expenses, were approximately $693.7 million. The notes mature on October 15, 2019, unless earlier redeemed by the Company.

The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At December 31, 2009 and 2008, the Company was in compliance with each of these financial restrictions and requirements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Unsecured Exchangeable Senior Notes

The following summarizes the unsecured exchangeable senior notes outstanding as of December 31, 2009 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by Company	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A	February 15, 2014
2.875% Exchangeable Senior Notes	2.875%	3.462%	7.0430	(3)	862,500	February 20, 2012	February 15, 2037
3.750% Exchangeable Senior Notes	3.750%	3.787%	10.0066	(4)	450,000	May 18, 2013	May 15, 2036

Total principal					2,060,000
Net discount					(15,529)
ASC 470-20 (formerly known as FSP No. APB 14-1) Adjustment, net of accumulated amortization					(140,390)

Total					$1,904,081

(1)	Yield on issuance date including the effects of discounts on the notes and excluding the effects of ASC 470-20 (formerly known as FSP No. APB 14-1).
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of Boston Properties, Inc.’s Common Stock). In addition, the Company entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions are intended to increase the effective exchange price to the Company of the notes from $117.58 to approximately $137.17 per share, representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of Boston Properties, Inc.’s Common Stock. The net cost of the capped call transactions was approximately $44.4 million.
(3)	In connection with the special distribution of $5.98 per share of Boston Properties, Inc.’s Common Stock declared on December 17, 2007, the exchange rate was adjusted from 6.6090 to 7.0430 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $141.98 per share of Boston Properties, Inc.’s Common Stock.
(4)	In connection with the special distribution of $5.98 per share of Boston Properties, Inc.’s Common Stock declared on December 17, 2007, the exchange rate was adjusted from 9.3900 to 10.0066 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $99.93 per share of Boston Properties, Inc.’s Common Stock.

ASC 470-20 (formerly known as FSP No. APB 14-1) requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires that the initial proceeds from the sale of the Company’s $862.5 million of 2.875% exchangeable senior notes due 2037, $450.0 million of 3.75% exchangeable senior notes due 2036 and $747.5 million of 3.625% exchangeable senior notes due 2014 be allocated between a liability component and an equity component in a

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The Company measured the fair value of the debt components of the 2.875%, 3.75% and 3.625% exchangeable senior notes for the periods presented based on effective interest rates of 5.630%, 5.958% and 6.555%, respectively. The aggregate carrying amount of the debt component was approximately $1.90 billion and $1.86 billion (net of the ASC 470-20 adjustment of approximately $140.4 million and $179.0 million) at December 31, 2009 and December 31, 2008, respectively. As a result, the Company attributed an aggregate of approximately $230.3 million of the proceeds to the equity component of the notes, which represents the excess proceeds received over the fair value of the notes at the date of issuance. The equity component of the notes has been reflected within Partners’ Capital in the Consolidated Balance Sheets. The Company reclassified approximately $1.0 million of deferred financing costs to Partners’ Capital, which represented the costs attributable to the equity components of the notes. The carrying amount of the equity component was approximately $229.3 million at December 31, 2009 and December 31, 2008. The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption dates or, in the case of the 2014 notes, the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each debt security will increase in subsequent reporting periods through the first optional redemption date (or, in the case of the 2014 notes, the maturity date) as the debt accretes to its par value over the same period. The aggregate contractual interest expense was approximately $74.4 million, $56.4 million and $43.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. As a result of applying ASC 470-20, the Company reported additional non-cash interest expense of approximately $38.6 million, $27.8 million and $19.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. ASC 470-20 requires companies to retrospectively apply the requirements of the pronouncement to all periods presented. As a result, the revised diluted earnings per common unit reflect a reduction of $0.16 and $0.12 for the years ended December 31, 2008 and 2007, respectively. The application of ASC 470-20 reduced diluted earnings per common unit by approximately $0.25 for the year ended December 31, 2009.

9.	Unsecured Line of Credit

On June 6, 2008, the Company utilized an accordion feature under its unsecured revolving credit facility (the “Unsecured Line of Credit”) with a consortium of lenders to increase the current lenders’ total commitment under the Unsecured Line of Credit from $605.0 million to $923.3 million. On July 21, 2008, the Company further increased the total commitment from $923.3 million to $1.0 billion. All other material terms under the facility remain unchanged. The Company’s Unsecured Line of Credit bears interest at a variable interest rate equal to Eurodollar plus 0.475% per annum and matures on August 3, 2010, with a provision for a one-year extension at the option of the Company, subject to certain conditions. The Unsecured Line of Credit is a recourse obligation of the Company. Under the Unsecured Line of Credit, a facility fee equal to 0.125% per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in the Company’s unsecured debt ratings. The Unsecured Line of Credit involves a syndicate of lenders. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a negotiated LIBOR-based rate. There were no amounts outstanding on the Unsecured Line of Credit at December 31, 2009. The Company had an outstanding balance on the Unsecured Line of Credit of $100.0 million at December 31, 2008. The weighted-average balance outstanding was approximately $45.2 million and $132.8 million during the years ended December 31, 2009 and 2008, respectively. The weighted-average interest rate on amounts outstanding was approximately 0.95% and 3.58% during the year ended December 31, 2009 and 2008, respectively.

The terms of the Unsecured Line of Credit require that the Company maintain a number of customary financial and other covenants on an ongoing basis, including: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within 180 days,

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within 180 days, (5) a minimum net worth requirement, (6) an unsecured debt interest coverage ratio of at least 1.75 and (7) limitations on permitted investments, development, partially owned entities, business outside of commercial real estate and commercial non-office properties. At December 31, 2009 and 2008, the Company was in compliance with each of these financial and other covenant requirements.

10.	Commitments and Contingencies

General

In the normal course of business, the Company guarantees its performance of services or indemnifies third parties against its negligence.

The Company has letter of credit and performance obligations of approximately $13.2 million related to lender and development requirements.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

In connection with the Company’s assumption of the General Motors Building’s secured loan by the Company’s unconsolidated joint venture, 767 Venture, LLC, the Company guaranteed the unconsolidated joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of December 31, 2009, the maximum funding obligation under the guarantee was approximately $23.9 million. From time to time, the Company (or the applicable joint venture) has also agreed to guarantee portions of the principal, interest or other amounts in connection with other unconsolidated joint venture borrowings. In addition to the financial guarantees referenced above, the Company has agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of its unconsolidated joint venture loans.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Environmental investigations at some of the Company’s properties and certain properties owned by affiliates of the Company have identified groundwater contamination migrating from off-site source properties. In each case the Company engaged a licensed environmental consultant to perform the necessary investigations and assessments and to prepare any required submittals to the regulatory authorities. In each case the environmental consultant concluded that the properties qualify under the regulatory program or the regulatory practice for a status which eliminates certain deadlines for conducting response actions at a site. The Company also believes that these properties qualify for liability relief under certain statutory provisions or regulatory practices regarding upgradient releases. Although the Company believes that the current or former owners of the upgradient source properties may bear responsibility for some or all of the costs of addressing the identified groundwater contamination, the Company will take such further response actions (if any) that it deems necessary or advisable. Other than periodic testing at some of these properties, no such additional response actions are anticipated at this time.

Some of the Company’s properties and certain properties owned by the Company’s affiliates are located in urban, industrial and other previously developed areas where fill or current or historical uses of the areas have caused site contamination. Accordingly, it is sometimes necessary to institute special soil and/or groundwater handling procedures and/or include particular building design features in connection with development, construction and other property operations in order to achieve regulatory closure and/or ensure that contaminated materials are addressed in an appropriate manner. In these situations it is the Company’s practice to investigate the nature and extent of detected contamination and estimate the costs of required response actions and special handling procedures. The Company then uses this information as part of its decision-making process with respect to the acquisition and/or development of the property. For example, the Company owns a parcel in Massachusetts which was formerly used as a quarry/asphalt batching facility. Pre-purchase testing indicated that the site contained relatively low levels of certain contaminants. The Company has engaged a specially licensed environmental consultant to monitor environmental conditions at the site and prepare necessary regulatory submittals based on the results of an environmental risk characterization. A submittal has been made to the regulatory authorities in order to achieve regulatory closure at this site. The submittal included an environmental deed restriction that mandates compliance with certain protective measures in a portion of the site where low levels of residual soil contamination have been left in place in accordance with applicable laws. Development activities on the site are nearing completion and this work will be performed in accordance with the environmental deed restriction and other environmental requirements applicable to the site.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Tax Protection Obligations

In connection with the acquisition or contribution of five properties, the Company entered into agreements for the benefit of the selling or contributing parties which specifically state that until such time as the contributors do not hold at least a specified percentage of the OP Units owned by such person following the contribution of the properties, or until June 2017 for one of the properties, the Company will not sell or otherwise transfer the properties in a taxable transaction. If the Company does sell or transfer the properties in a taxable transaction, it would be liable to the contributors for contractual damages.

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

Noncontrolling interests relate to the interests in the Company not owned by Boston Properties, Inc. and interests in property partnerships not wholly-owned by the Company. As of December 31, 2009, the noncontrolling interests consisted of 19,814,499 OP Units, 1,416,162 LTIP Units, 1,080,938 2008 OPP Units and 1,113,044 Series Two Preferred Units (or 1,460,688 OP Units on an as converted basis) held by parties other than Boston Properties, Inc.

Noncontrolling Interest—Redeemable Preferred Units

The Preferred Units at December 31, 2009 and 2008 consisted solely of 1,113,044 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) a rate ranging from 5.00% to 7.00% per annum on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). Distributions on the Series Two Preferred Units are payable quarterly and, unless the greater rate described in the next sentence applies, accrue at 7.0% until May 12, 2009 and 6.0% thereafter. If distributions on the number of OP Units into which the Series Two Preferred Units are convertible are greater than distributions calculated using the rates described in the preceding sentence for the applicable quarterly period, then the greater distributions are payable instead. The holders of Series Two Preferred Units have the right to require the Company to redeem their units for cash at the redemption price of $50.00 per unit on May 12, 2010, May 12, 2011, May 14, 2012, May 14, 2013 and May 12, 2014. The maximum number of units that may be required to be redeemed from all holders on each of these dates is 1,007,662, which is one-sixth of the number of Series Two Preferred Units that were originally issued. The holders had the right to have their Series Two Preferred Units redeemed for cash on May 12, 2009, although no holder exercised such right. The Company also has the right, under certain conditions and at certain times, to redeem Series Two Preferred Units for cash and to convert into OP Units any Series Two Preferred Units that are not redeemed when they are eligible for redemption.

On February 17, 2009, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.89239 per unit. On May 15, 2009, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.89239 per unit. On August 17, 2009, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.75616 per unit. On November 16, 2009, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.75616 per unit.

Due to the redemption option and the conversion option existing outside the control of the Company, such Preferred Units are not included in Partners’ Capital and are reflected in the Consolidated Balance Sheets at an amount equivalent to the value of such units had such units been redeemed at December 31, 2009. The value of the Series Two Preferred Units had all of such units been converted and then redeemed at December 31, 2009 was approximately $98.0 million based on the closing price of Boston Properties, Inc.’s common stock of $67.07 per share.

The following table reflects the activity for noncontrolling interests—redeemable preferred units for the years ended December 31, 2009, 2008 and 2007:

Balance at December 31, 2006	$252,424
Net income	10,429
Distributions	(9,870)
Reallocation of partnership interest (1)	(118,877)

Balance at December 31, 2007	134,106
Net income	4,226
Distributions	(3,738)
Reallocation of partnership interest	(54,256)

Balance at December 31, 2008	80,338
Net income	3,594
Distributions	(3,594)
Reallocation of partnership interest	17,630

Balance at December 31, 2009	$97,968

(1)	Includes the conversion of 606,186 Series Two Preferred Units into 795,520 OP Units during the year ended December 31, 2007.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Noncontrolling Interest—Common Units

During the years ended December 31, 2009 and 2008, 138,856 and 631,297 OP Units, respectively, were presented by the holders for redemption and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.

At December 31, 2009, the Company had outstanding 1,080,938 2008 OPP Units. Prior to the measurement date on February 5, 2011, 2008 OPP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of 2008 OPP Units, both vested and unvested, which 2008 OPP award recipients have earned, if any, based on the establishment of an outperformance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.

On January 30, 2009, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit and a distribution on the 2008 OPP Units in the amount of $0.068 per unit to holders of record as of the close of business on December 31, 2008. On April 30, 2009, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.68 per unit and a distribution on the 2008 OPP Units in the amount of $0.068 per unit to holders of record as of the close of business on March 31, 2009. On July 31, 2009, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.50 per unit and a distribution on the 2008 OPP Units in the amount of $0.05 per unit to holders of record as of the close of business on June 30, 2009. On October 30, 2009, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.50 per unit and a distribution on the 2008 OPP Units in the amount of $0.05 per unit to holders of record as of the close of business on September 30, 2009. On December 17, 2009, Boston Properties, Inc., as general partner of the Company, declared a distribution on the OP Units and LTIP Units in the amount of $0.50 per unit and a distribution on the 2008 OPP Units in the amount of $0.05 per unit, in each case payable on January 29, 2010 to holders of record as of the close of business on December 31, 2009.

Pursuant to the Company’s Partnership Agreement, certain limited partners in the Company have the right to redeem all or any portion of their interest for cash from the Company. However, Boston Properties, Inc. may elect to acquire the interest by issuing its Common Stock in exchange for their interest. The amount of cash to be paid to the limited partner if the redemption right is exercised and the cash option is elected is based on the trading price of Boston Properties, Inc.’s common stock at that time. Due to the redemption option existing outside the control of the Company, such limited partners’ units are not included in Partners’ Capital. The value of the OP Units not owned by Boston Properties, Inc. (including LTIP Units assuming that all conditions have been met for the conversion thereof) had all of such units been redeemed at December 31, 2009 was approximately $1.42 billion based on the closing price of Boston Properties, Inc.’s common stock of $67.07 per share.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the activity for noncontrolling interests—redeemable common units for the years ended December 31, 2009, 2008 and 2007:

Balance at December 31, 2006	$2,387,374
Contributions	17,148
Net income	232,808
Distributions	(182,294)
Conversion of redeemable partnership units	(30,590)
Unearned compensation	(7,216)
Accumulated other comprehensive loss	(3,798)
Adjustments to reflect redeemable partnership units at redemption value	(490,251)

Balance at December 31, 2007	1,923,181
Contributions	68,209
Net income	19,223
Distributions	(57,608)
Conversion of redeemable partnership units	(10,906)
Unearned compensation	(21,578)
Accumulated other comprehensive loss	(105)
Adjustments to reflect redeemable partnership units at redemption value	(773,359)

Balance at December 31, 2008	1,147,057
Contributions	20,474
Net income	37,122
Distributions	(46,574)
Conversion of redeemable partnership units	(3,970)
Unearned compensation	4,250
Accumulated other comprehensive loss	390
Adjustments to reflect redeemable partnership units at redemption value	272,917

Balance at December 31, 2009	$1,431,666

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Noncontrolling Interest—Property Partnerships

The noncontrolling interests in property partnerships consist of the outside equity interests in joint ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $5.7 million and $6.9 million at December 31, 2009 and December 31, 2008, respectively, are included in Noncontrolling Interests in Property Partnerships on the accompanying Consolidated Balance Sheets.

The following table reflects the activity for noncontrolling interests in property partnerships units for the years ended December 31, 2009, 2008 and 2007:

Balance at December 31, 2006	$12,454
Contributions	4,311
Net income	84
Distributions	(10,632)
Consolidation of noncontrolling interest in property partnership	19,588

Balance at December 31, 2007	25,805
Net income	1,997
Distributions	(20,902)

Balance at December 31, 2008	6,900
Net income	2,778
Distributions	(4,007)

Balance at December 31, 2009	$5,671

On January 5, 2009, the Company repaid a $25.0 million loan in connection with the agreement entered into in May 2006 to redeem the outside members’ equity interests in the limited liability company that owns 601 Lexington Avenue (formerly known as Citigroup Center).

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Partners’ Capital

The following table presents the changes in the issued and outstanding partners’ capital units since January 1, 2007:

	General Partner Units	Limited Partner Units	Total Partners’ Capital Units
Outstanding at January 1, 2007	1,388,422	116,115,120	117,503,542
Units issued to Boston Properties, Inc. related to Common Stock issued for the conversion of Preferred Units	6,392	788,376	794,768
Units issued to Boston Properties, Inc. related to Common Stock issued under the Employee Stock Purchase Plan	50	6,116	6,166
Units issued to Boston Properties, Inc. related to Common Stock issued under the Stock Option and Incentive Plan	5,232	645,319	650,551
Units issued to Boston Properties, Inc. related to Common Stock issued in exchange for OP Units	4,403	543,055	547,458

Outstanding at December 31, 2007	1,404,499	118,097,986	119,502,485
Units issued to Boston Properties, Inc. related to Common Stock issued under the Employee Stock Purchase Plan	73	7,682	7,755
Units issued to Boston Properties, Inc. related to Common Stock issued under the Stock Option and Incentive Plan	9,823	1,029,295	1,039,118
Units issued to Boston Properties, Inc. related to Common Stock issued in exchange for OP Units	5,967	625,330	631,297

Outstanding at December 31, 2008	1,420,362	119,760,293	121,180,655
Units issued to Boston Properties, Inc. related to Common Stock issued under the Employee Stock Purchase Plan	124	11,981	12,105
Units issued to Boston Properties, Inc. related to Common Stock issued under the Stock Option and Incentive Plan, net	3,047	295,347	298,394
Units issued to Boston Properties, Inc. related to Common Stock issued in exchange for OP Units	1,418	137,438	138,856
Units issued to Boston Properties, Inc. related to Common Stock issued for the completion of a public offering	176,156	17,073,844	17,250,000

Outstanding at December 31, 2009	1,601,107	137,278,903	138,880,010

As of December 31, 2009, Boston Properties, Inc. owned 1,601,107 general partnership units and 137,278,903 limited partnership units.

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

During the years ended December 31, 2009 and 2008, the Company issued 242,507 and 1,058,133 OP Units, respectively, to Boston Properties, Inc. in connection with the exercise by employees of options to purchase Common Stock of Boston Properties, Inc.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2009 and 2008, Boston Properties, Inc. acquired 138,856 and 631,297 OP Units, respectively, in connection with the redemption of an equal number of redeemable OP Units from third parties.

On January 30, 2009, the Company paid a distribution in the amount of $0.68 per OP Unit to unitholders of record as of the close of business on December 31, 2008. On April 30, 2009, the Company paid a distribution in the amount of $0.68 per OP Unit to unitholders of record as of the close of business on March 31, 2009. On July 31, 2009, the Company paid a distribution in the amount of $0.50 per OP Unit to unitholders of record as of the close of business on June 30, 2009. On October 30, 2009, the Company paid a distribution in the amount of $0.50 per OP Unit to unitholders of record as of the close of business on September 30, 2009. On December 17, 2009, Boston Properties, Inc., as general partner of the Company, declared a distribution in the amount of $0.50 per OP Unit payable on January 29, 2010 to unitholders of record as of the close of business on December 31, 2009.

13.	Future Minimum Rents

The properties are leased to tenants under net operating leases with initial term expiration dates ranging from 2010 to 2049. The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of December 31, 2009, under non-cancelable operating leases which expire on various dates through 2049, are as follows:

Years Ending December 31,	(in thousands)
2010	$1,114,614
2011	1,115,809
2012	1,047,167
2013	981,599
2014	918,525
Thereafter	4,627,558

No single tenant represented more than 10.0% of the Company’s total rental revenue for the years ended December 31, 2009, 2008 and 2007.

14.	Segment Reporting

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Greater Boston, Greater Washington, DC, Midtown Manhattan, Greater San Francisco and New Jersey. Segments by property type include: Class A Office, Office/Technical and Hotels.

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services, general and administrative expenses, interest expense, depreciation and amortization expense, loss from suspension of development, net derivative losses, losses (gains) from investments in securities, losses from early extinguishments of debt, income (loss) from unconsolidated joint ventures, gains on sales of real estate and other assets, income from discontinued operations, gains on sales of real estate from discontinued operations and noncontrolling interests are not included in Net Operating Income as internal reporting addresses these items on a corporate level.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Information by geographic area and property type (dollars in thousands):

For the year ended December 31, 2009:

	Greater Boston	Greater Washington, DC	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A Office	$364,064	$318,786	$441,571	$218,432	$63,189	$1,406,042
Office/Technical	30,655	16,230	—	—	—	46,885
Hotels	30,385	—	—	—	—	30,385

Total	425,104	335,016	441,571	218,432	63,189	1,483,312
% of Grand Totals	28.66%	22.58%	29.77%	14.73%	4.26%	100.0%
Rental Expenses:
Class A Office	137,785	93,799	146,398	80,269	29,751	488,002
Office/Technical	9,475	4,322	—	—	—	13,797
Hotels	23,966	—	—	—	—	23,966

Total	171,226	98,121	146.398	80,269	29,751	525,765
% of Grand Totals	32.57%	18.66%	27.84%	15.27%	5.66%	100.0%

Net operating income	$253,878	$236,895	$295,173	$138,163	$33,438	$957,547

% of Grand Totals	26.51%	24.74%	30.83%	14.43%	3.49%	100.0%

For the year ended December 31, 2008:

	Greater Boston	Greater Washington, DC	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A Office	$360,468	$282,166	$435,219	$214,202	$63,908	$1,355,963
Office/Technical	30,634	15,455	—	—	—	46,089
Hotels	36,872	—	—	—	—	36,872

Total	427,974	297,621	435,219	214,202	63,908	1,438,924
% of Grand Totals	29.74%	20.68%	30.25%	14.89%	4.44%	100.0%
Rental Expenses:
Class A Office	139,448	82,227	142,764	79,553	30,705	474,697
Office/Technical	9,650	3,683	—	—	—	13,333
Hotels	27,510	—	—	—	—	27,510

Total	176,608	85,910	142,764	79,553	30,705	515,540
% of Grand Totals	34.26%	16.66%	27.69%	15.43%	5.96%	100.0%

Net operating income	$251,366	$211,711	$292,455	$134,649	$33,203	$923,384

% of Grand Totals	27.22%	22.93%	31.67%	14.58%	3.60%	100.0%

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2007:

	Greater Boston	Greater Washington, DC	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A Office	$336,974	$240,413	$443,382	$203,450	$67,582	$1,291,801
Office/Technical	28,085	14,333	—	—	—	42,418
Hotels	37,811	—	—	—	—	37,811

Total	402,870	254,746	443,382	203,450	67,582	1,372,030
% of Grand Totals	29.35%	18.57%	32.32%	14.83%	4.93%	100.0%
Rental Expenses:
Class A Office	129,643	68,749	137,404	78,597	29,422	443,815
Office/Technical	8,831	3,194	—	—	—	12,025
Hotels	27,765	—	—	—	—	27,765

Total	166,239	71,943	137,404	78,597	29,422	483,605
% of Grand Totals	34.38%	14.88%	28.41%	16.25%	6.08%	100.0%

Net operating income	$236,631	$182,803	$305,978	$124,853	$38,160	$888,425

% of Grand Totals	26.63%	20.58%	34.44%	14.05%	4.30%	100.0%

The following is a reconciliation of Net Operating Income to net attributable to Boston Properties Limited Partnership (in thousands):

	Years ended December 31,
	2009	2008	2007
Net operating income	$957,547	$923,384	$888,425
Add:
Development and management services	34,878	30,518	20,553
Interest and other	4,059	18,958	89,706
Income (loss) from unconsolidated joint ventures	12,058	(182,018)	20,428
Gains on sales of real estate and other assets	11,760	33,340	957,406
Gains on sales of real estate from discontinued operations	—	—	266,817
Income from discontinued operations	—	—	7,274

Less:
General and administrative	75,447	72,365	69,882
Interest expense	322,833	295,322	302,980
Depreciation and amortization	313,458	296,122	278,249
Loss from suspension of development	27,766	—	—
Net derivative losses	—	17,021	—
Losses (gains) from investments in securities	(2,434)	4,604	—
Losses from early extinguishments of debt	510	—	3,417
Noncontrolling interests in property partnerships	2,778	1,997	84
Noncontrolling interest—redeemable preferred units	3,594	4,226	10,429

Net income attributable to Boston Properties Limited Partnership	$276,350	$132,525	$1,585,568

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Earnings Per Common Unit

Earnings per common unit has been computed pursuant to the provisions of ASC 260-10 “Earnings Per Share” (“ASC 260-10”). During 2004, the Company adopted the guidance included in ASC 260-10 (formerly known as EITF 03-6 “Participating Securities and the Two-Class Method under FASB 128” (“EITF 03-6”)), which provides further guidance on the definition of participating securities. Pursuant to the guidance included in ASC 260-10, the Company’s Series Two Preferred Units, which are reflected as Noncontrolling Interests—Redeemable Partnership Units in the Company’s Consolidated Balance Sheets, are considered participating securities and are included in the computation of basic and diluted earnings per common unit of the Company if the effect of applying the if-converted method is dilutive. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of the Company. In June 2008, the FASB issued guidance included in ASC 260-10 (formerly known as FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”)). The guidance included in ASC 260-10 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common unit pursuant to the two-class method. The guidance included in ASC 260-10 requires the retrospective adjustment of all prior-period earnings per common unit data presented (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of the guidance. Early application was not permitted. As a result, the Company’s unvested restricted stock, LTIP Units and 2008 OPP Units are considered participating securities and are included in the computation of basic and diluted earnings per common unit of the Company if the effect of applying the if-converted method is dilutive. The adoption of the guidance included in ASC 260-10 on January 1, 2009 did not have a material impact on the Company’s computation of earnings per common unit. Because the 2008 OPP Units require Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes all the 2008 OPP Units from the diluted earnings per common unit calculation. For the years ended December 31, 2009 and 2008, the absolute and relative return thresholds for the 2008 OPP Units were not met and as a result the 2008 OPP Units have been excluded from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 20,336,000, 20,356,000 and 20,451,000 redeemable common units for the years ended December 31, 2009, 2008 and 2007, respectively. The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership by the weighted-average number of common units outstanding during the period.

	For the year ended December 31, 2009
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$276,350	151,386	$1.83
Effect of Dilutive Securities:
Stock Based Compensation	—	462	(0.01)
Diluted Earnings:

Net income	$276,350	151,848	$1.82

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the year ended December 31, 2008
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$132,525	140,336	$0.94
Effect of Dilutive Securities:
Stock Based Compensation	—	1,319	(0.00)
Diluted Earnings:

Net income	$132,525	141,655	$0.94

	For the year ended December 31, 2007
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income attributable to Boston Properties Limited Partnership before discontinued operations and allocation of undistributed earnings to participating securities	$1,311,477	139,290	$9.41
Discontinued operations	274,091	—	1.97
Allocation of undistributed earnings to participating securities	(6,118)	—	(0.04)

Net income attributable to Boston Properties Limited Partnership	1,579,450	139,290	11.34
Effect of Dilutive Securities:
Stock Based Compensation	—	1,763	(0.15)
Exchangeable Senior Notes	—	178	(0.01)
Diluted Earnings:

Net income	$1,579,450	141,231	$11.18

16.	Employee Benefit Plans

Effective January 1, 1985, the predecessor of the Company adopted a 401(k) Savings Plan (the “Plan”) for its employees. Under the Plan, as amended, employees, as defined, are eligible to participate in the Plan after they have completed three months of service. Upon formation, the Company adopted the Plan and the terms of the Plan.

Effective January 1, 2000, the Company amended the Plan by increasing the Company’s matching contribution to 200% of the first 3% from 200% of the first 2% of participant’s eligible earnings contributed (utilizing earnings that are not in excess of an amount established by the IRS ($245,000, $230,000 and $225,000 in 2009, 2008 and 2007, respectively), indexed for inflation) and by eliminating the vesting requirement. The Company’s aggregate matching contribution for the years ended December 31, 2009, 2008 and 2007 was $3.0 million, $2.7 million and $2.1 million, respectively.

Effective January 1, 2001, the Company amended the Plan to provide a supplemental retirement contribution to employees who have at least ten years of service on January 1, 2001, and who are 40 years of age or older as of January 1, 2001. The maximum supplemental retirement contribution will not exceed the annual limit on contributions established by the Internal Revenue Service. The Company will record an annual supplemental retirement credit for the benefit of each participant. The Company’s supplemental retirement contribution and credit for the years ended December 31, 2009, 2008 and 2007 was $122,000, $210,000 and $178,000, respectively.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also maintains a deferred compensation plan that is designed to allow officers of the Company to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these deferrals. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2009 and 2008, the Company has funded approximately $9.9 million and $6.6 million, respectively, into a separate account, which is not restricted as to its use. The Company’s liability under the plan is equal to the total amount of compensation deferred by the plan participants and earnings on the deferred compensation pursuant to investments elected by the plan participants. The Company’s liability as of December 31, 2009 and 2008 was $9.8 million and $6.3 million, respectively, which are included in the accompanying Consolidated Balance Sheets.

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

Under the amended plan, the number of shares of Common Stock of Boston Properties, Inc. available for issuance is 4,019,174 shares. At December 31, 2009, the number of shares available for issuance under the plan was 1,901,049, of which a maximum of 1,447,508 shares may be granted as awards other than stock options.

Options granted under the plan became exercisable over a two-, three- or five-year period and have terms of ten years, as determined at the time of the grant. All options were granted at the fair market value of Boston Properties, Inc.’s Common Stock at the dates of grant. As of January 17, 2005, all outstanding options had become fully vested and exercisable.

On January 24, 2008, the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of Boston Properties, Inc. approved outperformance awards under the 1997 Plan to officers and key employees of Boston Properties, Inc. These awards (the “2008 OPP Awards”) are part of a broad-based, long-term incentive compensation program designed to provide the Company’s management team at several levels within the organization with the potential to earn equity awards subject to Boston Properties, Inc. “outperforming” and creating shareholder value in a pay-for-performance structure. 2008 OPP Awards utilize total return to shareholders (“TRS”) over a three-year measurement period as the performance metric and include two years of time-based vesting after the end of the performance measurement period (subject to acceleration in certain events) as a retention tool. Recipients of 2008 OPP Awards will share in an outperformance pool if Boston Properties, Inc.’s TRS, including both share appreciation and dividends, exceeds absolute and relative hurdles over a three-year measurement period from February 5, 2008 to February 5, 2011, based on the average closing price of a share of Boston Properties, Inc.’s common stock (a “REIT Share”) of $92.8240 for the five trading days prior to and including February 5, 2008. The aggregate reward that recipients of all 2008 OPP Awards can earn, as measured by the outperformance pool, is subject to a maximum cap of $110 million, although only awards for an aggregate of up to approximately $104.8 million have been granted to date. The balance remains available for future grants, with OPP awards exceeding a potential reward of $1 million requiring the Committee’s approval.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Boston Properties, Inc. issued 62,876, 4,723 and 6,536 shares of restricted stock and the Company issued 515,007, 288,507 and 156,161 LTIP Units to employees and directors under the 1997 Plan during the years ended December 31, 2009, 2008 and 2007, respectively. The Company issued 1,085,861 2008 OPP Units under the 1997 Plan during the year ended December 31, 2008. Employees paid $0.01 per share of restricted common stock and $0.25 per LTIP and 2008 OPP Unit. An LTIP Unit is generally the economic equivalent of a share of restricted stock in Boston Properties, Inc. The aggregate value of the LTIP Units is included in Noncontrolling Interests – Redeemable Partnership Units in the Consolidated Balance Sheets. The restricted stock and LTIP Units granted to employees between January 1, 2004 and November 2006 vest over a five-year term. Grants of restricted stock and LTIP Units made on and after November 22, 2006 vest in four equal annual installments. Restricted stock and LTIP Units are measured at fair value on the date of grant based on the number of shares or units granted, as adjusted for forfeitures, and the price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. As the 2008 OPP Awards are subject to both a service condition and a market condition, the Company recognizes the compensation expense related to the 2008 OPP Awards under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Partners’ Capital and Redeemable Partnership Units, respectively, in the Consolidated Balance Sheets. Stock-based compensation expense associated with restricted stock, LTIP Units and 2008 OPP Units was approximately $25.6 million, $22.1 million and $11.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, there was $34.7 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and $9.0 million of unrecognized compensation expense related to unvested 2008 OPP Units that is expected to be recognized over a weighted-average period of approximately 2.4 years.

The shares of restricted stock were valued at approximately $2.8 million ($43.89 per share weighted-average), $0.5 million ($96.09 per share weighted-average) and $0.8 million ($125.46 per share weighted-average) for the years ended December 31, 2009, 2008 and 2007, respectively.

LTIP Units were valued using a Monte Carlo simulation method model in accordance with the provisions of ASC 718 “Compensation—Stock Compensation” (“ASC 718”) (formerly SFAS No. 123R). LTIP Units issued during the years ended December 31, 2009, 2008 and 2007 were valued at approximately $21.1 million, $25.4 million and $18.0 million, respectively. The weighted-average per unit fair value of LTIP Unit grants in 2009, 2008 and 2007 was $41.05, $88.08 and $115.47, respectively. The per unit fair value of each LTIP Unit granted in 2009, 2008 and 2007 was estimated on the date of grant using the following assumptions; an expected life of 5.6 years, 5.6 years and 5.3 years, a risk-free interest rate of 1.87%, 2.75% and 4.82% and an expected price volatility of 40.0%, 25.0% and 18.0%, respectively.

The 2008 OPP Units were valued at approximately $19.7 million utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the unit on the award date. Assumptions used in the valuations included (1) factors associated with the underlying performance of Boston Properties, Inc.’s stock price and total shareholder return over the term of the performance awards including total stock return volatility and risk-free interest and (2) factors associated with the relative performance of Boston Properties, Inc.’s stock price and total shareholder return when compared to the SNL Equity REIT Index. The valuation was performed in a risk-neutral framework, so no

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumption was made with respect to an equity risk premium. The fair value of the 2008 OPP Units is based on the sum of: (1) the present value of the expected payoff to the OPP Award on the measurement date, if the total return to stockholders (“TRS”) over the applicable measurement period exceeds performance hurdles of the Absolute and the Relative Components; and (2) the present value of the distributions payable on the 2008 OPP Units. The ultimate reward realized on account of the OPP Award by the holders of the 2008 OPP Units is contingent on the TRS achieved on the measurement date, both in absolute terms and relative to the TRS of the SNL Equity REIT Index. The per unit fair value of each 2008 OPP Unit was estimated on the date of grant using the following assumptions in the Monte-Carlo valuation: expected price volatility for Boston Properties, Inc. and the SNL Equity REIT index of 25% and 20%, respectively; a risk free rate of 2.08%; and estimated total dividend payments over the measurement period of $8.23 per share.

In connection with the declaration of the special cash distributions of $5.98 per unit paid on January 30, 2008 to unitholders of record on December 31, 2007, Boston Properties, Inc.’s Board of Directors approved adjustments to all its outstanding stock option awards that were intended to ensure that its employees, directors and other persons who held such stock options were not disadvantaged by the special cash distribution. The exercise prices and number of all outstanding options were adjusted as of the close of business on the last trading day prior to the related “ex-dividend” date such that each option had the same fair value to the holder before and after giving effect to the payment of the special cash distribution. Accordingly, pursuant to the provisions of ASC 718, no compensation cost has been recognized in the Consolidated Statements of Operations in connection with such adjustments. As a result, effective as of the close of business on December 26, 2007, 2,131,556 outstanding stock options with a weighted-average exercise price of $37.42 were adjusted to 2,264,535 outstanding options with a weighted-average exercise price of $35.22. There were no other adjustments to the terms of the outstanding stock option awards.

A summary of the status of Boston Properties, Inc.’s stock options as of December 31, 2009, 2008 and 2007 and changes during the years ended December 31, 2009, 2008 and 2007 are presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	2,791,354	$37.49
Granted	—	—
Exercised	(659,798)	$37.71
Canceled	—	—
Special Dividend Adjustment	132,979	$35.22

Outstanding at December 31, 2007	2,264,535	$35.22
Granted	—	—
Exercised	(1,058,133)	$36.36
Canceled	—	—

Outstanding at December 31, 2008	1,206,402	$34.23
Granted	—	—
Exercised	(242,507)	$33.41
Canceled	—	—

Outstanding at December 31, 2009	963,895	$34.44

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2009:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/09	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/09	Weighted-Average Exercise Price
$32.62-$36.45	963,895	1.6 Years	$34.44	963,895	$34.44

The total intrinsic value of the outstanding and exercisable stock options as of December 31, 2009 was approximately $31.5 million. In addition, the Company had 1,206,402 and 2,264,535 options exercisable at weighted-average exercise prices of $34.23 and $35.22 at December 31, 2008 and 2007, respectively.

Boston Properties, Inc. adopted the 1999 Non-Qualified Employee Stock Purchase Plan (the “Stock Purchase Plan”) to encourage the ownership of Common Stock by eligible employees. The Stock Purchase Plan became effective on January 1, 1999 with an aggregate maximum of 250,000 shares of Common Stock available for issuance. The Stock Purchase Plan provides for eligible employees to purchase on the business day immediately following the end of the biannual purchase periods (i.e., January 1-June 30 and July 1-December 31) shares of Common Stock at a purchase price equal to 85% of the average closing prices of the Common Stock during the last ten business days of the purchase period. The Company issued 12,105, 7,755 and 6,166 shares with the weighted average purchase price equal to $42.65 per share, $80.80 per share and $90.98 per share under the Stock Purchase Plan during the years ended December 31, 2009, 2008 and 2007, respectively.

18.	Selected Interim Financial Information (unaudited)

The tables below reflect the Company’s selected quarterly information for the years ended December 31, 2009 and 2008. The information provided has been revised for 2008 to reflect the adoption of (1) ASC 470-20 “Debt with Conversion and Other Options” (“ASC 470-20”) (formerly known as FSP No. APB 14-1) (See Note 8), (2) the guidance included in ASC 810 “Consolidation” (“ASC 810”) (formerly known as SFAS No. 160) and ASC 480-10-S99 “Distinguishing Liabilities from Equity” (“ASC 480-10-S99”) (formerly known as EITF Topic No. D-98) (See Note 11) and (3) the guidance included in ASC 260-10 “Earnings Per Share” (“ASC 260-10”) (formerly known as FSP EITF 03-06-1) (See Note 15).

	2009 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per unit amounts)
Total revenue	$377,544	$389,490	$377,303	$377,912
Income from continuing operations	$56,086	$82,129	$79,705	$64,802
Net income attributable to Boston Properties Limited Partnership	$54,586	$80,466	$77,819	$63,479
Income attributable to Boston Properties Limited Partnership per unit—basic	$0.39	$0.55	$0.49	$0.40
Income attributable to Boston Properties Limited Partnership per unit—diluted	$0.39	$0.55	$0.49	$0.40

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2008 Quarter Ended
	March 31,	June 30,	September 30,	December 31,(1)
	(in thousands, except for per unit amounts)
Total revenue	$371,432	$368,680	$357,988	$390,300
Income (loss) from continuing operations	$102,833	$92,122	$54,362	$(110,569)
Net income (loss) attributable to Boston Properties Limited Partnership	$101,181	$90,630	$52,784	$(112,070)
Income (loss) attributable to Boston Properties Limited Partnership per unit—basic	$0.72	$0.65	$0.38	$(0.79)
Income (loss) attributable to Boston Properties Limited Partnership per unit—diluted	$0.72	$0.64	$0.37	$(0.79)

(1)	During the quarter ended December 31, 2008, the Company recognized non-cash impairment charges of approximately $188.3 million on certain of its investments in unconsolidated joint ventures.

19.	Held for Sale/Discontinued Operations

The Company applies the provisions of ASC 360 “Property, Plant and Equipment” (“ASC 360”) (formerly known as SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets”) The guidance in ASC 360 requires that long-lived assets that are to be disposed of by sale be measured at the lesser of (1) book value or (2) fair value less cost to sell. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

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

Due to the Company’s continuing involvement in the management, for a fee, of 5 Times Square through an agreement with the buyer and other financial obligations to the buyer, 5 Times Square has not been categorized as discontinued operations in the accompanying Consolidated Statements of Operations. Due to the Company’s

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

continuing involvement in the management, for a fee, of the Democracy Center property through an agreement with the buyer that was entered into at closing, this property is not categorized as discontinued operations in the accompanying Consolidated Statements of Operations. As a result, the gains on sales related to these properties have been reflected under the caption “Gains on sales of real estate and other assets” in the Consolidated Statements of Operations. The Company has presented the other properties listed above as discontinued operations in its Consolidated Statements of Operations for the year ended December 31, 2007.

The following table summarizes income from discontinued operations and the related realized gains on sales of real estate from discontinued operations for the years ended December 31, 2009, 2008 and 2007:

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)
Total revenue	$—	$—	$19,665
Operating expenses	—	—	(9,443)
Depreciation and amortization	—	—	(2,948)

Income from discontinued operations	$—	$—	$7,274

Gains on sales of real estate from discontinued operations	$—	$—	$266,817

The Company’s application of ASC 360 results in the presentation of the net operating results of these qualifying properties sold during 2007 as income from discontinued operations. In addition, ASC 360 results in the gains on sale of these qualifying properties totaling approximately $266.8 million to be reflected as gains on sales of real estate from discontinued operations in the accompanying Consolidated Statements of Operations for the year ended December 31, 2007. The application of ASC 360 does not have an impact on net income attributable to Boston Properties Limited Partnership. ASC 360 only impacts the presentation of these properties within the Consolidated Statements of Operations.

20.	Newly Issued Accounting Standards

In June 2008, the FASB ratified the guidance included in ASC 815-40 “Derivatives and Hedging” (“ASC 815-40”) (formerly known as EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”)). The guidance included in ASC 815-40 requires entities to apply a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock. The guidance included in ASC 815-40 was effective on January 1, 2009. The adoption of the guidance included in ASC 815-40 did not have a material impact on the Company.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

21.	Related Party Transactions

On October 26, 2005, the Company entered into an agreement with an entity owned by Mr. Zuckerman, Chairman of the Board of Directors of Boston Properties, Inc. Under the agreement, which was approved by the disinterested members of the Board of Directors of Boston Properties, Inc., the Company rendered project management services to such entity in exchange for a fee. The Company extended its services under a letter dated October 10, 2006. Under the agreement, as extended, the Company earned $0, $0 and $80,000 during the years ended December 31, 2009, 2008 and 2007, respectively.

A firm controlled by Mr. Raymond A. Ritchey’s brother was paid aggregate leasing commissions of approximately $257,000, $2,219,000 and $848,000 for the years ended December 31, 2009, 2008 and 2007, respectively, related to certain exclusive leasing arrangements for certain Northern Virginia properties. Mr. Ritchey is an Executive Vice President of Boston Properties, Inc.

Mr. Martin Turchin, a member of the Board of Directors of Boston Properties, Inc., is a non-executive/non-director Vice Chairman of CB Richard Ellis (“CBRE”). Through an arrangement with CBRE and its predecessor, Insignia/ESG, Inc. that has been in place since 1985, Mr. Turchin and Turchin & Associates, an entity owned by Mr. Turchin (95%) and his son (5%), participate in brokerage activities for which CBRE is retained as leasing agent, some of which involve leases for space within buildings owned by the Company. Additionally, Mr. Turchin’s son is employed by CBRE and works on transactions for which CBRE earns commission income from the Company. Mr. Turchin’s son’s compensation from CBRE is in the form of salary and bonus, neither of which is directly tied to CBRE’s transactions with the Company. For the years ended December 31, 2009, 2008 and 2007, Mr. Turchin, directly and through Turchin & Associates, received commission income of $29,000, $138,000 and $95,000, respectively, from commissions earned by CBRE and its predecessor, Insignia/ESG, Inc., from the Company. Pursuant to its arrangement with CBRE, Turchin & Associates has confirmed to the Company that it is paid on the same basis with respect to properties owned by the Company as it is with respect to properties owned by other clients of CBRE. Mr. Turchin does not participate in any discussions or other activities relating to the Company’s contractual arrangements with CBRE either in his capacity as a member of the Board of Directors of Boston Properties, Inc. or as a Vice Chairman of CBRE.

On June 30, 1998, the Company acquired from entities controlled by Mr. Alan B. Landis, a former director, a portfolio of properties known as the Carnegie Center Portfolio and Tower Center One and related operations

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In accordance with Boston Properties, Inc.’s 1997 Plan, and as approved by the Board of Directors of Boston Properties, Inc., seven non-employee directors made an election to receive deferred stock units in lieu of cash fees for 2009. The deferred stock units will be settled in shares of common stock upon the cessation of such director’s service on the Board of Directors of Boston Properties, Inc. As a result of these elections, the aggregate cash fees otherwise payable to a non-employee director during a fiscal quarter are converted into a number of deferred stock units equal to the aggregate cash fees divided by the last reported sales price of a share of Boston Properties, Inc.’s common stock on the last trading of the applicable fiscal quarter. The deferred stock units are also credited with dividend equivalents as dividends are paid by Boston Properties, Inc. At December 31, 2009 and 2008, Boston Properties, Inc. had outstanding 87,302 and 72,580 deferred stock units, respectively.

22.	Subsequent Events

In May 2009, the FASB issued ASC 855-10 “Subsequent Events” (“ASC 855-10”) (formerly known as SFAS No. 165 “Subsequent Events” (“SFAS No. 165”)), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. The guidance included in ASC 855-10 was effective for interim or annual periods beginning after June 15, 2009. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on Form 10-K on February 25, 2010.

On January 19, 2010, the Company paid $12.8 million related to the termination of a lease for its 250 West 55th Street project in New York City. The Company announced in February 2009 that it was suspending construction of the 1,000,000 square foot office project. During the first quarter of 2009, the Company recognized costs aggregating approximately $27.8 million related to the suspension of development, which amount included a $20.0 million contractual amount due pursuant to a lease agreement.

On January 29, 2010, Boston Properties, Inc. issued 66,461 shares of restricted stock and the Company issued 248,833 LTIP Units under the 1997 Plan to certain employees of the Company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the management of Boston Properties, Inc., with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Boston Properties, Inc. concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is set forth on page 96 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We are managed by Boston Properties, Inc. in its capacity as our general partner. The information concerning Boston Properties, Inc.’s directors and executive officers required by Item 10 will be included in Boston Properties, Inc.’s Proxy Statement to be filed relating to its 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Section 16(a) of the Exchange Act requires the executive officers and directors of Boston Properties, Inc., our general partner, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to the executive officers, directors and greater than ten percent beneficial owners of BPLP were satisfied.

Item 11.	Executive Compensation

We are managed by Boston Properties, Inc., in its capacity as our general partner. The information required by Item 11 will be included in Boston Properties, Inc.’s Proxy Statement to be filed relating to its 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Boston Properties, Inc. maintains the Second Amendment and Restatement of the Boston Properties, Inc. 1997 Stock Option and Incentive Plan and the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. The following table summarizes Boston Properties, Inc.’s equity compensation plans as of December 31, 2009.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	3,548,296	(2)	$34.44	(2)	1,901,049
Equity compensation plans not approved by security holders (3)	N/A		N/A		151,987

Total	3,548,296		$34.44		2,053,036

(1)	Includes information related to Boston Properties, Inc.’s 1997 Plan (See Note 17).
(2)

Includes (a) 963,895 shares of common stock issuable upon the exercise of outstanding options, (b) 1,416,162 LTIP units that, upon the satisfaction of certain conditions, are convertible into common units, which may then be presented to Boston Properties, Inc. for redemption and acquired by Boston Properties, Inc. for shares of common stock, (c) 1,080,938 2008 OPP Units and (d) 87,302 deferred stock units which were granted pursuant to elections by our non-employee directors to defer all cash compensation to be paid to such directors and to receive their deferred cash compensation in shares of Boston Properties, Inc.’s common stock upon their retirement from its Board of Directors. Does not include 71,704 shares of restricted stock, as they have been reflected in our total shares outstanding. Because there is no exercise price associated with LTIP Units, 2008 OPP Units or deferred stock units, such shares are not included in the weighed-average exercise price calculation. On February 5, 2008, we granted 2008 OPP Units to officers and key employees. The 2008 OPP Units are earned if Boston Properties, Inc. outperforms absolute and relative thresholds. Such thresholds were not met as of December 31, 2009.

(3)	Includes information related to Boston Properties, Inc.’s 1999 Non-Qualified Employee Stock Purchase Plan.

The 1999 Non-Qualified Employee Stock Purchase Plan (the “ESPP”)

The ESPP was adopted by the Board of Directors of Boston Properties, Inc. on October 29, 1998. The ESPP has not been approved by our shareholders. The ESPP is available to all employees that are employed on the first day of the purchase period. Under the ESPP, each eligible employee may purchase shares of Boston Properties, Inc.’s common stock at semi-annual intervals each year at a purchase price equal to 85% of the average closing prices of Boston Properties, Inc.’s common stock on the New York Stock Exchange during the last ten business days of the purchase period. Each eligible employee may contribute no more than $10,000 per year to purchase Boston Properties, Inc. common stock under the ESPP.

Additional information concerning security ownership of certain beneficial owners and management required by Item 12 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in Boston Properties, Inc.’s Proxy Statement to be filed relating to its 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 will be included in Boston Properties, Inc.’s Proxy Statement to be filed relating to its 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statement Schedule

Boston Properties Limited Partnership

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2009

(dollars in thousands)

Property Name				Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
	Type	Location	Encumbrances	Land	Building
Embarcadero Center	Office	San Francisco, CA	$375,000	$179,697	$847,410	$201,046	$180,417	$1,047,736	$—	$—	$1,228,153	$319,926	1970/1989	(1)
399 Park Avenue	Office	New York, NY	—	339,200	700,358	18,015	339,200	718,373	—	—	1,057,573	130,805	1961	(1)
Prudential Center	Office	Boston, MA	—	92,077	734,594	209,235	92,328	928,294	15,284	—	1,035,906	271,512	1965/1993/2002	(1)
601 Lexington Avenue (Citigroup Center)	Office	New York, NY	467,034	241,600	494,782	147,333	279,281	604,434	—	—	883,715	122,587	1977/1997	(1)
Times Square Tower	Office	New York, NY	—	165,413	380,438	44,803	160,995	429,659	—	—	590,654	78,084	2004	(1)
Carnegie Center	Office	Princeton, NJ	56,306	105,107	377,259	39,418	98,731	421,383	1,670	—	521,784	121,175	1983-1999	(1)
599 Lexington Avenue	Office	New York, NY	750,000	81,040	100,507	87,324	81,040	187,831	—	—	268,871	120,292	1986	(1)
Gateway Center	Office	San Francisco, CA	—	28,255	139,245	42,857	29,029	181,328	—	—	210,357	51,213	1984/1986/2002	(1)
South of Market	Office	Reston, VA	187,377	13,603	164,144	3,216	13,603	167,360	—	—	180,963	10,365	2008	(1)
Reservoir Place	Office	Waltham, MA	50,000	18,605	92,619	25,159	19,099	117,284	—	—	136,383	41,542	1955/1987	(1)
Kingstowne Towne Center	Office	Alexandria, VA	59,387	18,021	109,038	(484)	18,021	108,554	—	—	126,575	11,860	2003-2006	(1)
3200 Zanker Road	Office	San Jose, CA	—	36,705	82,863	6,405	36,705	88,141	1,127	—	125,973	11,447	1988	(1)
505 9th Street	Office	Washington, DC	129,843	38,885	83,719	2,260	38,885	85,979	—	—	124,864	7,159	2007	(1)
1333 New Hampshire Avenue	Office	Washington, DC	—	34,032	85,660	1,989	34,032	87,649	—	—	121,681	20,287	1996	(1)
1330 Connecticut Avenue	Office	Washington, DC	47,721	25,982	82,311	10,872	25,982	93,183	—	—	119,165	16,333	1984	(1)
635 Massachusetts Avenue	Office	Washington, DC	—	95,281	22,221	15	95,281	22,221	—	15	117,517	5,203	1968/1992	(1)
Capital Gallery	Office	Washington, DC	—	4,725	29,565	78,347	6,128	106,509	—	—	112,637	38,216	1981/2006	(1)
One Freedom Square	Office	Reston, VA	71,266	9,929	84,504	7,119	9,883	91,669	—	—	101,552	30,434	2000	(1)
Seven Cambridge Center	Office	Cambridge, MA	—	3,457	97,136	210	3,457	97,346	—	—	100,803	23,421	2006	(1)
Two Freedom Square	Office	Reston, VA	—	13,930	77,739	6,196	13,866	83,999	—	—	97,865	23,160	2001	(1)
One and Two Reston Overlook	Office	Reston, VA	—	16,456	66,192	4,490	16,456	70,682	—	—	87,138	22,534	1999	(1)
140 Kendrick Street	Office	Needham, MA	53,849	18,095	66,905	256	18,095	67,161	—	—	85,256	9,802	2000	(1)
Discovery Square	Office	Reston, VA	—	11,198	71,782	586	11,146	72,420	—	—	83,566	19,570	2001	(1)
12310 Sunrise Valley Drive	Office	Reston, VA	—	9,367	67,431	5,397	10,542	71,653	—	—	82,195	20,654	1987/1988	(1)
77 CityPoint	Office	Waltham, MA	—	13,847	60,383	2,989	13,847	63,372	—	—	77,219	2,718	2008	(1)
Five Cambridge Center	Office	Cambridge, MA	—	18,863	53,346	4,296	18,863	57,642	—	—	76,505	7,529	1981/1996	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—	10,385	60,694	5,143	10,350	65,872	—	—	76,222	19,964	2003	(1)
12300 Sunrise Valley Drive	Office	Reston, VA	—	9,062	58,884	5,489	10,235	63,105	95	—	73,435	18,106	1987/1988	(1)
Democracy Tower	Office	Reston, VA	58,875	—	73,335	—	—	73,335	—	—	73,335	1,077	2009	(1)
North First Business Park	Office	San Jose, CA	—	58,402	13,069	1,765	23,371	14,155	35,710	—	73,236	3,255	1981	(1)
Four Cambridge Center	Office	Cambridge, MA	—	19,104	52,078	1,292	19,104	53,370	—	—	72,474	5,471	1983/1998	(1)
230 CityPoint	Office	Waltham, MA	—	13,189	49,823	7,316	13,189	57,139	—	—	70,328	9,169	1992	(1)
Reston Corporate Center	Office	Reston, VA	—	9,135	50,857	3,027	9,496	53,523	—	—	63,019	14,812	1984	(1)
New Dominion Technology Park, Bldg. Two	Office	Herndon, VA	63,000	5,584	51,868	(73)	5,574	51,805	—	—	57,379	9,188	2004	(1)

Property Name				Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
	Type	Location	Encumbrances	Land	Building
Wisconsin Place	Office	Chevy Chase, MD	97,169	—	53,349	—	—	53,349	—	—	53,349	837	2009	(1)
191 Spring Street	Office	Lexington, MA	—	2,850	27,166	21,151	2,850	48,317	—	—	51,167	28,812	1971/1995	(1)
303 Almaden Boulevard	Office	San Jose, CA	—	10,836	35,606	3,424	10,836	39,030	—	—	49,866	4,631	1995	(1)
New Dominion Technology Park, Bldg. One	Office	Herndon, VA	50,967	3,880	43,227	1,047	3,880	44,274	—	—	48,154	12,977	2001	(1)
One Preserve Parkway	Office	Rockville, MD	—	5,357	42,186	—	5,357	42,186	—	—	47,543	1,328	2009	(1)
1301 New York Avenue	Office	Washington, DC	—	9,250	18,750	18,027	9,250	36,777	—	—	46,027	12,694	1983/1998	(1)
Sumner Square	Office	Washington, DC	25,495	624	28,745	12,970	958	41,381	—	—	42,339	16,142	1985	(1)
200 West Street	Office	Waltham, MA	—	16,148	24,983	818	16,148	25,801	—	—	41,949	9,951	1999	(1)
University Place	Office	Cambridge, MA	18,422	—	37,091	4,119	27	41,183	—	—	41,210	14,800	1985	(1)
Bedford Business Park	Office	Bedford, MA	—	534	3,403	36,369	1,773	38,533	—	—	40,306	20,146	1980	(1)
Quorum Office Park	Office	Chelmsford, MA	—	3,750	32,454	3,478	4,762	34,920	—	—	39,682	8,727	2001	(1)
2600 Tower Oaks Boulevard	Office	Rockville, MD	—	4,243	31,125	3,872	4,244	34,996	—	—	39,240	11,365	2001	(1)
12290 Sunrise Valley Drive	Office	Reston, VA	—	3,594	32,977	(286)	3,594	32,691	—	—	36,285	5,017	2006	(1)
One Cambridge Center	Office	Cambridge, MA	—	134	25,110	8,916	134	34,026	—	—	34,160	19,926	1987	(1)
500 E Street	Office	Washington, DC	—	109	22,420	8,484	1,569	29,444	—	—	31,013	16,722	1987	(1)
Eight Cambridge Center	Office	Cambridge, MA	22,910	850	25,042	110	822	25,180	—	—	26,002	6,681	1999	(1)
10 and 20 Burlington Mall Road	Office	Burlington, MA	18,524	930	6,928	12,160	652	19,366	—	—	20,018	11,956	1984-1989/95-96	(1)
Ten Cambridge Center	Office	Cambridge, MA	—	1,299	12,943	4,003	1,868	16,377	—	—	18,245	8,743	1990	(1)
Montvale Center	Office	Gaithersburg, MD	25,000	1,574	9,786	5,942	2,399	14,903	—	—	17,302	8,544	1987	(1)
40 Shattuck Road	Office	Andover, MA	—	709	14,740	1,568	709	16,308	—	—	17,017	4,206	2001	(1)
201 Spring Street	Office	Lexington, MA	—	2,849	15,303	(1,245)	2,849	14,058	—	—	16,907	4,050	1997	(1)
Lexington Office Park	Office	Lexington, MA	—	998	1,426	14,012	1,073	15,363	—	—	16,436	9,656	1982	(1)
6601 & 6605 Springfield Center Drive	Office	Springfield, VA	—	14,041	2,375	(160)	13,866	2,375	15	—	16,256	1,417	1990	(1)
Three Cambridge Center	Office	Cambridge, MA	—	174	12,200	3,342	174	15,542	—	—	15,716	8,961	1987	(1)
103 4th Avenue	Office	Waltham, MA	—	11,911	2,507	—	11,911	2,507	—	—	14,418	1,691	1961	(1)
92-100 Hayden Avenue	Office	Lexington, MA	—	594	6,748	6,087	619	12,810	—	—	13,429	6,762	1985	(1)
181 Spring Street	Office	Lexington, MA	—	1,066	9,520	2,791	1,066	12,311	—	—	13,377	3,757	1999	(1)
Waltham Office Center	Office	Waltham, MA	—	422	2,719	7,417	425	7,957	2,176	—	10,558	6,091	1968-1970/87-88	(1)
91 Hartwell Avenue	Office	Lexington, MA	15,156	784	6,464	2,956	784	9,420	—	—	10,204	5,912	1985	(1)
7501 Boston Boulevard, Building Seven	Office	Springfield, VA	—	665	9,273	39	665	9,312	—	—	9,977	2,887	1997	(1)
195 West Street	Office	Waltham, MA	—	1,611	6,652	1,562	1,611	8,214	—	—	9,825	4,315	1990	(1)
33 Hayden Avenue	Office	Lexington, MA	—	266	3,234	5,405	266	8,639	—	—	8,905	5,652	1979	(1)
Eleven Cambridge Center	Office	Cambridge, MA	—	121	5,535	3,134	121	8,669	—	—	8,790	5,541	1984	(1)
7450 Boston Boulevard, Building Three	Office	Springfield, VA	—	1,165	4,681	1,478	1,327	5,997	—	—	7,324	2,159	1987	(1)
7435 Boston Boulevard, Building One	Office	Springfield, VA	—	392	3,822	2,853	486	6,581	—	—	7,067	4,101	1982	(1)
8000 Grainger Court, Building Five	Office	Springfield, VA	—	366	4,282	2,292	453	6,487	—	—	6,940	4,103	1984	(1)
7500 Boston Boulevard, Building Six	Office	Springfield, VA	—	138	3,749	1,568	273	5,182	—	—	5,455	3,307	1985	(1)
7300 Boston Boulevard, Building Thirteen	Office	Springfield, VA	—	608	4,773	—	608	4,773	—	—	5,381	2,510	2002	(1)
7601 Boston Boulevard, Building Eight	Office	Springfield, VA	—	200	878	4,182	378	4,882	—	—	5,260	2,867	1986	(1)
Fourteen Cambridge Center	Office	Cambridge, MA	—	110	4,483	569	110	5,052	—	—	5,162	3,204	1983	(1)
8000 Corporate Court, Building Eleven	Office	Springfield, VA	—	136	3,071	971	687	3,491	—	—	4,178	1,805	1989	(1)
7375 Boston Boulevard, Building Ten	Office	Springfield, VA	—	23	2,685	955	47	3,616	—	—	3,663	1,936	1988	(1)
7374 Boston Boulevard, Building Four	Office	Springfield, VA	—	241	1,605	1,265	303	2,808	—	—	3,111	1,749	1984	(1)
7451 Boston Boulevard, Building Two	Office	Springfield, VA	—	249	1,542	1,000	535	2,256	—	—	2,791	1,879	1982	(1)
32 Hartwell Avenue	Office	Lexington, MA	—	168	1,943	660	168	2,603	—	—	2,771	2,353	1968-1979/1987	(1)
164 Lexington Road	Office	Billerica, MA	—	592	1,370	212	592	1,582	—	—	2,174	609	1982	(1)

Property Name					Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
	Type	Location	Encumbrances		Land	Building
17 Hartwell Avenue	Office	Lexington, MA	—		26	150	1,240	26	1,390	—	—	1,416	886	1968	(1)
Cambridge Center Marriott	Hotel	Cambridge, MA	—		478	37,918	23,741	478	61,659	—	—	62,137	33,205	1986	(1)
Cambridge Center East Garage	Garage	Cambridge, MA	—		—	35,035	1,073	—	36,108	—	—	36,108	2,805	1984	(1)
Cambridge Center West Garage	Garage	Cambridge, MA	—		1,256	15,697	69	1,256	15,766	—	—	17,022	1,663	2006	(1)
Cambridge Center North Garage	Garage	Cambridge, MA	—		1,163	11,633	1,085	1,163	12,718	—	—	13,881	6,388	1990	(1)
Atlantic Wharf (Russia Wharf)	Development	Boston, MA	—		—	—	371,984	—	—	—	371,984	371,984	—	Various	N/A
2200 Pennsylvania Avenue	Development	Washington, DC	—		—	—	99,340	—	—	—	99,340	99,340	—	Various	N/A
Weston Corporate Center	Development	Weston, MA	—		—	—	92,306	—	—	—	92,306	92,306	—	Various	N/A
250 West 55th Street	Land	New York, NY	—		—	—	472,293	—	—	472,293	—	472,293	—	Various	N/A
Plaza at Almaden	Land	San Jose, CA	—		—	—	32,686	—	—	32,686	—	32,686	—	Various	N/A
Springfield Metro Center	Land	Springfield, VA	—		—	—	28,888	—	—	28,888	—	28,888	—	Various	N/A
Tower Oaks Master Plan	Land	Rockville, MD	—		—	—	28,309	—	—	28,309	—	28,309	—	Various	N/A
Prospect Hill	Land	Waltham, MA	—		—	—	23,605	—	—	23,605	—	23,605	—	Various	N/A
Washingtonian North	Land	Gaithersburg, MD	—		—	—	17,629	—	—	17,629	—	17,629	—	Various	N/A
17 Cambridge Center	Land	Cambridge, MA	—		—	—	17,350	—	—	17,350	—	17,350	—	Various	N/A
Reston Gateway	Land	Reston, VA	—		—	—	9,312	—	—	9,312	—	9,312	—	Various	N/A
Reston Eastgate	Land	Reston, VA	—		—	—	9,300	—	—	9,300	—	9,300	—	Various	N/A
Crane Meadow	Land	Marlborough, MA	—		—	—	8,720	—	—	8,720	—	8,720	—	Various	N/A
Broad Run Business Park	Land	Loudon County, VA	—		—	—	7,617	1,621	—	5,996	—	7,617	—	Various	N/A
Cambridge Master Plan	Land	Cambridge, MA	—		—	—	3,439	—	128	3,311	—	3,439	—	Various	N/A
30 Shattuck Road	Land	Andover, MA	—		—	—	1,144	—	—	1,144	—	1,144	—	Various	N/A

			$2,643,301	(2)	$1,867,715	$6,334,063	$2,433,955	$1,874,004	$7,483,464	$714,620	$563,645	$10,635,733	$1,987,296

The aggregate cost and accumulated depreciation for tax purposes was approximately $12.3 billion and $1.9 billion, respectively.

(1)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.
(2)	Includes fair value adjustment of approximately $9.1 million.

Boston Properties Limited Partnership

Real Estate and Accumulated Depreciation

December 31, 2009

(dollars in thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	2009	2008	2007
Real Estate:
Balance at the beginning of the year	$10,162,132	$9,813,376	$9,226,895
Additions to/improvements of real estate	481,237	598,992	1,316,238
Assets sold/written-off	(7,636)	(250,236)	(729,757)

Balance at the end of the year	$10,635,733	$10,162,132	$9,813,376

Accumulated Depreciation:
Balance at the beginning of the year	$1,731,063	$1,503,283	$1,406,407
Depreciation expense	261,171	250,764	237,296
Assets sold/written-off	(4,938)	(22,984)	(140,420)

Balance at the end of the year	$1,987,296	$1,731,063	$1,503,283

Note: Real Estate and Accumulated Depreciation amounts do not include Furniture, Fixtures and Equipment.

(b) Exhibits

3.1	Form of Amended and Restated Certificate of Incorporation of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)

3.2	Amended and Restated Certificate of Designations of Series E Junior Participating Cumulative Preferred Stock of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on June 18, 2007.)

3.3	Second Amended and Restated Bylaws of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on October 24, 2008.)

4.1	Shareholder Rights Agreement, dated as of June 18, 2007, between Boston Properties, Inc. and Computershare Trust Company, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on June 18, 2007.)

4.2	Form of Certificate of Designations for Series A Preferred Stock. (Incorporated by reference to Exhibit 99.26 to Boston Properties, Inc.’s Current Report on Form 8-K filed on November 25, 1998.)

4.3	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.3 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)

4.4	Indenture, dated as of December 13, 2002, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1 to Boston Properties, Inc.’s Current Report on Form 8-K/A filed on December 13, 2002.)

4.5	Supplemental Indenture No. 1, dated as of December 13, 2002, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, including a form of the 6.25% Senior Note due 2013. (Incorporated by reference to Exhibit 4.2 to Boston Properties, Inc.’s Current Report on Form 8-K/A filed on December 13, 2002.)

4.6	Supplemental Indenture No. 2, dated as of January 17, 2003, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, including a form of the 6.25% Senior Note due 2013. (Incorporated by reference to Exhibit 4.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 23, 2003.)

4.7	Supplemental Indenture No. 3, dated as of March 18, 2003, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, including a form of the 5.625% Senior Note due 2015. (Incorporated by reference to Exhibit 4.6 to Boston Properties Limited Partnership’s Amendment No. 3 to Form 10 filed on May 13, 2003.)

4.8	Supplemental Indenture No. 4, dated as of May 22, 2003, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, including a form of the 5.00% Senior Note due 2015. (Incorporated by reference to Exhibit 4.2 to Boston Properties Limited Partnership’s Form S-4 filed on June 13, 2003, File No. 333-106127.)

4.9	Supplemental Indenture No. 5, dated as of April 6, 2006, by and between Boston Properties Limited Partnership and The Bank of New York Trust Company, N.A., as Trustee, including a form of the 3.75% Exchangeable Senior Note due 2036. (Incorporated by reference to Exhibit 4.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on May 10, 2006.)

4.10	Supplemental Indenture No. 6, dated February 6, 2007, by and between Boston Properties Limited Partnership and The Bank of New York Trust Company, N.A., as Trustee, including a form of the 2.875% Exchangeable Senior Note due 2037. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of Boston Properties Limited Partnership filed on February 6, 2007.)

4.11	Supplemental Indenture No. 7, dated as of August 19, 2008, between the Company and the Trustee, including a form of the 3.625% Exchangeable Senior Note due 2014. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on August 20, 2008.)

4.12	Supplemental Indenture No. 8, dated as of October 9, 2009, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 5.875% Senior Note due 2019. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on October 9, 2009).

4.13	Registration Rights Agreement, dated as of February 6, 2007, among Boston Properties Limited Partnership, Boston Properties, Inc., JP Morgan Securities Inc. and Morgan Stanley & Co. Incorporated. (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on February 6, 2007.)

4.14	Registration Rights Agreement, dated as of August 19, 2008, among the Company, Boston Properties, Inc., JP Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as the representatives of the initial purchasers of the Notes. (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on August 20, 2008.)

10.1	Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of June 29, 1998. (Incorporated by reference to Exhibit 99.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on July 15, 1998.)

10.2	Certificate of Designations for the Series Two Preferred Units, dated November 12, 1998, constituting an amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership. (Incorporated by reference to Exhibit 99.24 to Boston Properties, Inc.’s Current Report on Form 8-K filed on November 25, 1998.)

10.3*	Forty-Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of April 11, 2003, by Boston Properties, Inc., as general partner. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.4*	Seventy-Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of January 24, 2008, by Boston Properties, Inc., as general partner. (Incorporated by reference to Exhibit 10.3 to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 29, 2008.)

10.5*	Second Amendment and Restatement of Boston Properties, Inc. 1997 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit A to Boston Properties, Inc.’s Proxy Statement on Schedule 14A filed on April 6, 2007.)

10.6*	Form of 2008 Outperformance Award Agreement. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 29, 2008.)

10.7*	Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.59 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 15, 2005.)

10.8*	First Amendment to the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.60 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 15, 2005.)

10.9*	Second Amendment to the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.61 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 15, 2005.)

10.10*	Boston Properties Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2009. (Incorporated by reference to Exhibit 10.10 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.11*	Employment Agreement by and between Mortimer B. Zuckerman and Boston Properties, Inc. dated as of January 17, 2003. (Incorporated by reference to Exhibit 10.7 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.12*	First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.13*	Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.13 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.14*	Amended and Restated Employment Agreement by and between Edward H. Linde and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.8 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.15*	First Amendment to Amended and Restated Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Edward H. Linde. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.16*	Second Amendment to Amended and Restated Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Edward H. Linde. (Incorporated by reference to Exhibit 10.16 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.17*	Employment Agreement by and between Douglas T. Linde and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.12 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.18*	First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Douglas T. Linde. (Incorporated by reference to Exhibit 10.3 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.19*	Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Douglas T. Linde. (Incorporated by reference to Exhibit 10.19 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.20*	Amended and Restated Employment Agreement by and between Raymond A. Ritchey and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.15 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.21*	First Amendment to Amended and Restated Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Raymond A. Ritchey. (Incorporated by reference to Exhibit 10.4 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.22*	Second Amendment to Amended and Restated Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Raymond A. Ritchey. (Incorporated by reference to Exhibit 10.22 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.23*	Amended and Restated Employment Agreement by and between E. Mitchell Norville and Boston Properties, Inc. dated as of August 25, 2005. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2005.)

10.24*	First Amendment to Amended and Restated Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and E. Mitchell Norville. (Incorporated by reference to Exhibit 10.5 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.25*	Second Amendment to Amended and Restated Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and E. Mitchell Norville. (Incorporated by reference to Exhibit 10.25 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.26*	Employment Agreement by and between Michael E. LaBelle and Boston Properties, Inc. dated as of January 24, 2008. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 29, 2008.)

10.27*	First Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Michael E. LaBelle. (Incorporated by reference to Exhibit 10.27 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.28*	Employment Agreement by and between Peter D. Johnston and Boston Properties, Inc. dated as of August 25, 2005. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2005.)

10.29*	First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Peter D. Johnston. (Incorporated by reference to Exhibit 10.6 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.30*	Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Peter D. Johnston. (Incorporated by reference to Exhibit 10.30 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.31*	Employment Agreement by and between Bryan J. Koop and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.10 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.32*	First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Bryan J. Koop. (Incorporated by reference to Exhibit 10.7 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.33*	Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Bryan J. Koop. (Incorporated by reference to Exhibit 10.33 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.34*	Amended and Restated Employment Agreement by and between Robert E. Selsam and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.16 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.35*	First Amendment to Amended and Restated Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Robert E. Selsam. (Incorporated by reference to Exhibit 10.8 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.36*	Second Amendment to Amended and Restated Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Robert E. Selsam. (Incorporated by reference to Exhibit 10.36 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.37*	Compensation Agreement between Boston Properties, Inc. and Robert E. Selsam, dated as of August 10, 1995 relating to 90 Church Street. (Incorporated by reference to Exhibit 10.26 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)

10.38*	Employment Agreement by and between Robert E. Pester and Boston Properties, Inc. dated as of December 16, 2002. (Incorporated by reference to Exhibit 10.14 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.39*	First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Robert E. Pester. (Incorporated by reference to Exhibit 10.9 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.40*	Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Robert E. Pester. (Incorporated by reference to Exhibit 10.40 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.41*	Employment Agreement by and between Mitchell S. Landis and Boston Properties, Inc. dated as of November 26, 2002. (Incorporated by reference to Exhibit 10.11 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.42*	First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Mitchell S. Landis. (Incorporated by reference to Exhibit 10.10 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.43*	Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Mitchell S. Landis. (Incorporated by reference to Exhibit 10.43 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.44*	Senior Executive Severance Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.17 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.45*	First Amendment to the Senior Executive Severance Agreement, dated as of November 1, 2007, by and among Boston Properties, Inc., Boston Properties Limited Partnership and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.11 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.46*	Second Amendment to the Senior Executive Severance Agreement, dated as of December 15, 2008, by and among Boston Properties, Inc., Boston Properties Limited Partnership and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.46 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.47*	Senior Executive Severance Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and Edward H. Linde. (Incorporated by reference to Exhibit 10.18 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.48*	First Amendment to the Senior Executive Severance Agreement, dated as of November 1, 2007, by and among Boston Properties, Inc., Boston Properties Limited Partnership and Edward H. Linde. (Incorporated by reference to Exhibit 10.12 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.49*	Second Amendment to the Senior Executive Severance Agreement, dated as of December 15, 2008, by and among Boston Properties, Inc., Boston Properties Limited Partnership and Edward H. Linde. (Incorporated by reference to Exhibit 10.49 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.50*	Boston Properties, Inc. Senior Executive Severance Plan. (Incorporated by reference to Exhibit 10.19 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.51*	First Amendment to the Boston Properties, Inc. Senior Executive Severance Plan, dated as of October 18, 2007. (Incorporated by reference to Exhibit 10.13 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.52*	Second Amendment to the Boston Properties, Inc. Senior Executive Severance Plan, dated as of December 15, 2008. (Incorporated by reference to Exhibit 10.52 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.53*	Boston Properties, Inc. Executive Severance Plan, dated as of July 30, 1998. (Incorporated by reference to Exhibit 10.20 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.54*	First Amendment to the Boston Properties, Inc. Executive Severance Plan, dated as of October 18, 2007. (Incorporated by reference to Exhibit 10.14 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.55*	Boston Properties, Inc. Officer Severance Plan, dated as of July 30, 1998. (Incorporated by reference to Exhibit 10.15 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.56*	First Amendment to the Boston Properties, Inc. Officer Severance Plan, dated as of October 18, 2007. (Incorporated by reference to Exhibit 10.16 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.57*	Second Amendment to the Boston Properties, Inc. Officer Severance Plan, dated as of December 15, 2008. (Incorporated by reference to Exhibit 10.57 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.58*	Form of Indemnification Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and certain officers and directors of the Company. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2004.)

10.59	Fifth Amended and Restated Revolving Credit Agreement, dated as of August 3, 2006, among Boston Properties Limited Partnership and the banks identified therein and Bank of America, N.A. as administrative agent, swingline lender and fronting bank, JPMorgan Chase Bank, N.A. as syndication agent, and Eurohypo AG-New York Branch, Keybank National Association, Wells Fargo Bank National Association as documentation agents, with The Bank of New York, Citicorp North America, Inc., Citizens Bank of Massachusetts, Deutsche Bank Trust Company, PNC Bank-National Association as co-managing agents and J.P. Morgan Securities Inc. and Banc of America Securities LLC acting as joint lead arrangers and joint bookrunners. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2006.)

10.60	Commitment Increase Agreement, dated as of June 6, 2008, among Boston Properties Limited Partnership and the lenders identified therein. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on June 12, 2008.)

10.61	Commitment Increase Agreement, dated as of July 21, 2008, among Boston Properties Limited Partnership and the lenders identified therein. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on July 23, 2008.)

10.62	Contribution Agreement, dated as of May 23, 2008, between Fifth Avenue 58/59 Acquisition Co. L.P., BP 767 Fifth LLC and 767 Venture, LLC, and (for purposes of Sections 10(h), 18, 20(c)(i) and 38(c)) Boston Properties Limited Partnership. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on May 28, 2008.)

10.63	Purchase and Sale Agreement, dated as of May 23, 2008, between 125 West 55th Street Owner LLC, Two Grand Central Tower LLC, 540 Investment Land Company LLC, 540 Madison Avenue Lease LLC and BP Manhattan LLC, and (for purposes of Sections 10(h), 20(c)(i), 38(e) and 38(f)) Boston Properties Limited Partnership. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Boston Properties, Inc. filed on May 28, 2008.)

10.64	Contribution Agreement, dated as of May 23, 2008, between Fifth Avenue 58/59 Acquisition Co. L.P. and Boston Properties Limited Partnership. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Boston Properties, Inc. filed on May 28, 2008.)

12.1	Statement re Computation of Ratios. (Filed herewith.)

21.1	Subsidiaries of Boston Properties Limited Partnership. (Filed herewith.)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting firm. (Filed herewith.)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

32.2	Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

101	The following materials from Boston Properties Limited Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text.

*	Indicates management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Boston Properties Limited Partnership, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP By: Boston Properties, Inc., its General Partner
Date:
February 25, 2010	By:	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Senior Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Boston Properties, Inc., as general partner of the Registrant, and in the capacities and on the dates indicated.

February 25, 2010

	By:	/s/ MORTIMER B. ZUCKERMAN
Mortimer B. Zuckerman Chairman of the Board and Chief Executive Officer

	By:	/s/ DOUGLAS T. LINDE
Douglas T. Linde
Director and President

	By:	/s/ LAWRENCE S. BACOW
Lawrence S. Bacow
Director

	By:	/s/ ZOË BAIRD
Zoë Baird
Director

	By:	/s/ CAROL B. EINIGER
Carol B. Einiger
Director

	By:	/s/ FREDERICK J. ISEMAN
Frederick J. Iseman
Director

	By:	/s/ ALAN J. PATRICOF
Alan J. Patricof
Director

	By:	/s/ RICHARD E. SALOMON
Richard E. Salomon
Director

	By:	/s/ MARTIN TURCHIN
Martin Turchin
Director

By:	/s/ DAVID A. TWARDOCK
David A. Twardock
Director

By:	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Senior Vice President, Chief Financial Officer and Principal Financial Officer

By:	/s/ ARTHUR S. FLASHMAN
Arthur S. Flashman
Vice President, Controller and Principal Accounting Officer