Form 10-Q
period 2010-06-30
BOSTON PROPERTIES LTD PARTNERSHIP
filed 2010-08-06
CIK 1043121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 0-50209

BOSTON PROPERTIES LIMITED PARTNERSHIP

(Exact name of Registrant as specified in its charter)

Delaware	04-3372948
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q

for the quarter ended June 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1—Financial Statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for unit amounts)

	June 30, 2010	December 31, 2009
ASSETS
Real estate, at cost	$9,548,088	$9,381,147
Construction in progress	632,731	563,645
Land held for future development	728,101	714,620
Less: accumulated depreciation	(2,136,429)	(2,000,917)

Total real estate	8,772,491	8,658,495
Cash and cash equivalents	1,703,448	1,448,933
Cash held in escrows	25,382	21,867
Investments in securities	7,026	9,946
Tenant and other receivables (net of allowance for doubtful accounts of $2,097 and $4,125, respectively)	98,602	93,240
Related party note receivable	270,000	270,000
Accrued rental income (net of allowance of $1,983 and $2,645, respectively)	401,054	363,121
Deferred charges, net	289,388	294,395
Prepaid expenses and other assets	22,385	17,684
Investments in unconsolidated joint ventures	794,650	763,636

Total assets	$12,384,426	$11,941,317

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$2,608,577	$2,643,301
Unsecured senior notes (net of discount of $3,091 and $2,611, respectively)	2,871,909	2,172,389
Unsecured exchangeable senior notes (net of discount of $11,007 and $15,529, respectively)	1,748,814	1,904,081
Unsecured line of credit	—	—
Accounts payable and accrued expenses	177,000	220,089
Distributions payable	80,865	80,536
Accrued interest payable	80,521	76,058
Other liabilities	95,423	127,538

Total liabilities	7,663,109	7,223,992

Commitments and contingencies	—	—

Noncontrolling interests:
Redeemable partnership units—1,113,044 preferred units outstanding (1,460,688 common units at redemption value, if converted) at June 30, 2010 and December 31, 2009	104,205	97,968

Redeemable partnership units—19,802,223 and 19,814,499 common units and 1,550,249 and 1,416,162 long term incentive units outstanding at redemption value at June 30, 2010 and December 31, 2009, respectively	1,529,737	1,431,666

Capital:
Boston Properties Limited Partnership partners’ capital—1,606,259 and 1,601,107 general partner units and 137,667,140 and 137,278,903 limited partner units outstanding at June 30, 2010 and December 31, 2009, respectively	3,081,036	3,182,020
Noncontrolling interests in property partnerships	6,339	5,671

Total capital	3,087,375	3,187,691

Total liabilities and capital	$12,384,426	$11,941,317

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands, except for per unit amounts)
Revenue
Rental:
Base rent	$305,823	$304,864	$608,206	$598,381
Recoveries from tenants	44,340	49,821	89,884	102,229
Parking and other	16,423	18,416	31,720	35,357

Total rental revenue	366,586	373,101	729,810	735,967
Hotel revenue	8,371	7,396	14,274	13,458
Development and management services	18,884	8,551	27,828	16,847
Interest and other	2,117	442	3,827	762

Total revenue	395,958	389,490	775,739	767,034

Expenses
Real estate operating:
Rental	123,284	124,730	248,269	248,591
Hotel	6,089	5,359	11,357	10,831
General and administrative	17,648	18,532	44,470	35,952
Interest	96,755	78,633	188,784	157,563
Depreciation and amortization	79,345	84,949	160,364	160,263
Loss (gain) from suspension of development	—	—	(7,200)	27,766
Losses from early extinguishments of debt	6,051	494	8,221	494
Losses (gains) from investments in securities	678	(1,194)	478	(607)

Total expenses	329,850	311,503	654,743	640,853

Income before income (loss) from unconsolidated joint ventures, gains on sales of real estate and net income attributable to noncontrolling interests	66,108	77,987	120,996	126,181
Income (loss) from unconsolidated joint ventures	7,465	(351)	15,375	4,746
Gains on sales of real estate	969	4,493	2,734	7,288

Net income	74,542	82,129	139,105	138,215
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships	(864)	(691)	(1,668)	(1,201)
Noncontrolling interest—redeemable preferred units	(836)	(972)	(1,728)	(1,962)

Net income attributable to Boston Properties Limited Partnership	$72,842	$80,466	$135,709	$135,052

Basic earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$0.46	$0.55	$0.85	$0.94

Weighted average number of common units outstanding	159,660	145,635	159,567	143,604

Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$0.45	$0.55	$0.85	$0.94

Weighted average number of common and common equivalent units outstanding	160,373	145,988	160,257	143,886

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Net income	$74,542	$82,129	$139,105	$138,215

Other comprehensive income:
Effective portion of interest rate contracts	421	—	421	—
Amortization of interest rate contracts	715	738	1,441	1,452

Other comprehensive income	1,136	738	1,862	1,452

Comprehensive income	75,678	82,867	140,967	139,667
Comprehensive income attributable to noncontrolling interests	(1,700)	(1,663)	(3,396)	(3,163)

Comprehensive income attributable to Boston Properties Limited Partnership	$73,978	$81,204	$137,571	$136,504

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income	$139,105	$138,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160,364	160,263
Non-cash portion of interest expense	28,594	27,155
Settlement of accreted debt discount on repurchases of unsecured exchangeable senior notes	(13,230)	—
Non-cash compensation expense	20,345	13,653
Non-cash rental revenue	—	(3,600)
Losses from early extinguishments of debt	8,221	(6)
Losses (gains) from investments in securities	478	(607)
Loss (gain) from suspension of development	(7,200)	27,766
Income from unconsolidated joint ventures	(15,375)	(4,746)
Distributions of net cash flow from operations of unconsolidated joint ventures	4,674	5,905
Gains on sales of real estate	(2,734)	(7,288)
Change in assets and liabilities:
Cash held in escrows	(3,515)	(319)
Tenant and other receivables, net	10,548	5,714
Accrued rental income, net	(37,933)	(23,412)
Prepaid expenses and other assets	(4,701)	(504)
Accounts payable and accrued expenses	(34,421)	7,408
Accrued interest payable	4,463	(669)
Other liabilities	(29,489)	(14,902)
Tenant leasing costs	(17,690)	(13,089)

Total adjustments	71,399	178,722

Net cash provided by operating activities	210,504	316,937

Cash flows from investing activities:
Additions to real estate	(251,893)	(196,503)
Proceeds from redemptions of investments in securities	2,442	1,024
Capital contributions to unconsolidated joint ventures	(61,105)	(6,148)
Capital distributions from unconsolidated joint ventures	24,990	2,662

Net cash used in investing activities	(285,566)	(198,965)

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(Unaudited)

	For the six months ended June 30,
	2010	2009
	(in thousands)
Cash flows from financing activities:
Repayment of unsecured line of credit	—	(100,000)
Proceeds from mortgage notes payable	1,464	35,045
Repayments of mortgage notes payable	(36,188)	(92,058)
Proceeds from unsecured senior notes	699,237	—
Repurchases of unsecured exchangeable senior notes	(172,294)	—
Distributions	(162,045)	(195,692)
Net proceeds from equity transactions	6,054	843,601
Distributions to noncontrolling interests in property partnerships	(1,000)	(3,000)
Repayment of note payable	—	(25,000)
Deferred financing costs	(5,651)	(3,133)

Net cash provided by financing activities	329,577	459,763

Net increase in cash and cash equivalents	254,515	577,735
Cash and cash equivalents, beginning of period	1,448,933	241,510

Cash and cash equivalents, end of period	$1,703,448	$819,245

Supplemental disclosures:
Cash paid for interest	$186,067	$155,274

Interest capitalized	$17,110	$24,197

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$652	$41,230

Distributions declared but not paid	$80,865	$80,475

Conversions of redeemable partnership units to partners’ capital	$3,981	$923

Issuance of restricted securities to employees and directors	$18,768	$22,964

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Boston Properties Limited Partnership (the “Company”), a Delaware limited partnership, is the entity through which Boston Properties, Inc., a self-administered and self-managed real estate investment trust (“REIT”), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Boston Properties, Inc. is the sole general partner of the Company and at June 30, 2010 owned an approximate 85.9% (85.9% at June 30, 2009) general and limited partnership interest in the Company. Partnership interests in the Company are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). In addition, in February 2008, the Company issued LTIP Units in connection with the granting to employees of 2008 outperformance awards (also referred to as “2008 OPP Units”). Because the rights, preferences and privileges of 2008 OPP Units differ from other LTIP Units granted to employees as part of the annual compensation process, unless specifically noted otherwise, all references to LTIP Units exclude 2008 OPP Units.

Unless specifically noted otherwise, all references to OP Units exclude units held by Boston Properties, Inc. A holder of an OP Unit may present such OP Unit to the Company for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Company is obligated to redeem such OP Unit for cash equal to the then value of a share of common stock of Boston Properties, Inc. (“Common Stock”). In lieu of a cash redemption, Boston Properties, Inc. may elect to acquire such OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that Boston Properties, Inc. owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. An LTIP Unit is generally the economic equivalent of a share of restricted common stock of Boston Properties, Inc. LTIP Units, whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Note 9).

At June 30, 2010, there was one series of Preferred Units outstanding (i.e., Series Two Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Company. Preferred Units may also be converted into OP Units or redeemed for cash at the election of the holder thereof or the Company in accordance with the terms and conditions set forth in the applicable amendment to the partnership agreement (See Note 9).

All references herein to the Company refer to Boston Properties Limited Partnership and its consolidated subsidiaries, collectively, unless the context otherwise requires.

Properties

At June 30, 2010, the Company owned or had interests in a portfolio of 144 commercial real estate properties (the “Properties”) aggregating approximately 37.8 million net rentable square feet, including four properties under construction totaling approximately 1.6 million net rentable square feet. In addition, the Company has structured parking for approximately 38,151 vehicles containing approximately 12.8 million square feet. At June 30, 2010, the Properties consist of:

•	138 office properties, including 119 Class A office properties (including two properties under construction) and 19 Office/Technical properties;

•	one hotel;

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	three retail properties; and

•	two residential properties (both of which are under construction).

The Company owns or controls undeveloped land parcels totaling approximately 510.8 acres. In addition, the Company has a noncontrolling interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company has pursued the acquisition of value-added investments in assets within its existing markets. The Company accounts for its investment in the Value-Added Fund using the equity method of accounting. The Company’s investments through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At June 30, 2010, the Value-Added Fund had investments in 26 buildings comprised of an office property in Chelmsford, Massachusetts and office complexes in San Carlos, California and Mountain View, California.

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

For purposes of financial reporting disclosures, the Company calculates the fair value of mortgage notes payable, unsecured senior notes and unsecured exchangeable senior notes. The Company discounts the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt and unsecured notes based on current market rates for similar securities. In determining the current market rates, the Company adds its estimates of market spreads to the quoted yields on federal government treasury securities with similar maturity dates to its debt. Because the Company’s valuations of its financial instruments are based on

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate. The following table presents the aggregate carrying value of the Company’s indebtedness and the Company’s corresponding estimate of fair value as of June 30, 2010 (in thousands):

	Carrying Amount		Estimated Fair Value
Mortgage notes payable	$2,608,577		$2,687,029
Unsecured senior notes	2,871,909		3,155,974
Unsecured exchangeable senior notes	1,748,814	(1)	1,880,036

Total	$7,229,300		$7,723,039

(1)	Includes the net impact of the adjustment for the equity component allocation totaling approximately $113.9 million (See Note 7).

3. Real Estate Activity During the Six Months Ended June 30, 2010

Development

On February 6, 2009, the Company announced that it was suspending construction on its 1,000,000 square foot office building at 250 West 55th Street in New York City. During the six months ended June 30, 2009, the Company recognized costs aggregating approximately $27.8 million related to the suspension of development, which amount included a $20.0 million contractual amount due pursuant to a lease agreement. During December 2009, the Company completed the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and as a result ceased interest capitalization on the project. On January 19, 2010, the Company paid $12.8 million related to the termination of the lease agreement. As a result, the Company recognized approximately $7.2 million of income during the six months ended June 30, 2010.

On June 1, 2010, the Company placed in-service Weston Corporate Center, an approximately 356,000 net rentable square foot Class A office property located in Weston, Massachusetts. The property is 100% leased.

Dispositions

On April 14, 2008, the Company sold a parcel of land located in Washington, DC for approximately $33.7 million. The Company had previously entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet. Due to the Company’s involvement in the construction of the project, the gain on sale was deferred and has been recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs. During the six months ended June 30, 2010, the Company completed construction of the project and recognized the remaining gain on sale totaling approximately $1.8 million. The Company has recognized a cumulative gain on sale of approximately $23.4 million.

On May 5, 2010, the Company satisfied the requirements of its master lease agreement related to the 2006 sale of 280 Park Avenue in New York City, resulting in the recognition of the remaining deferred gain on sale of real estate totaling approximately $1.0 million. Following the satisfaction of the master lease agreement, the buyer terminated the property management and leasing agreement entered into at the time of the sale, resulting in the recognition of non-cash deferred management fees totaling approximately $12.2 million.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consist of the following at June 30, 2010:

Entity	Properties	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50.0%
The Metropolitan Square Associates LLC	Metropolitan Square	51.0%
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(1)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	23.9	%(2)
Wisconsin Place Retail LLC	Wisconsin Place Retail	5.0%
RBP Joint Venture LLC	Eighth Avenue and 46th Street	50.0	%(3)
Boston Properties Office Value-Added Fund, L.P.	300 Billerica Road, One & Two Circle Star Way and Mountain View Research and Technology Parks	36.9	%(1)(4)
Annapolis Junction NFM, LLC	Annapolis Junction	50.0	%(5)
767 Venture, LLC	The General Motors Building	60.0%
2 GCT Venture LLC	Two Grand Central Tower	60.0%
540 Madison Venture LLC	540 Madison Avenue	60.0%
125 West 55th Street Venture LLC	125 West 55th Street	60.0%
500 North Capitol LLC	500 North Capitol Street, NW	30.0%

(1)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(2)	Represents the Company’s effective ownership interest. The Company has a 66.67%, 5% and 0% interest in the office, retail and residential joint venture entities, respectively, each of which owns a 33.33% interest in the entity owning the land and infrastructure of the project.
(3)	This property is not in operation and consists of assembled land.
(4)	Represents the Company’s effective ownership interest. The Company has a 25.0% interest in the 300 Billerica Road and One & Two Circle Star Way properties and a 39.5% interest in the Mountain View Research and Technology Park properties.
(5)	Two of the three Annapolis Junction land parcels are undeveloped land.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	June 30, 2010	December 31, 2009
	(in thousands)
ASSETS
Real estate and development in process, net	$5,122,287	$5,149,868
Other assets	760,516	760,001

Total assets	$5,882,803	$5,909,869

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable	$3,206,238	$3,217,893
Other liabilities	1,006,435	1,071,904
Members’/Partners’ equity	1,670,130	1,620,072

Total liabilities and members’/partners’ equity	$5,882,803	$5,909,869

Company’s share of equity	$953,405	$927,184
Basis differentials(1)	(158,755)	(163,548)

Carrying value of the Company’s investments in unconsolidated joint ventures	$794,650	$763,636

(1)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials occur from impairment of investments and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

The combined summarized statements of operations of the unconsolidated joint ventures are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Total revenue(1)	$151,129	$151,562	$302,091	$296,942
Expenses
Operating	42,833	38,904	84,537	80,637
Interest	59,249	58,037	117,585	114,381
Depreciation and amortization	57,391	60,948	114,215	118,488

Total expenses	159,473	157,889	316,337	313,506

Net loss	$(8,344)	$(6,327)	$(14,246)	$(16,564)

Company’s share of net loss	$(3,775)	$(3,143)	$(6,720)	$(8,445)
Impairment loss on investment	—	(7,357)	—	(7,357)
Basis differential	2,516	2,193	4,793	4,780
Elimination of inter-entity interest on partner loan	8,724	7,956	17,302	15,768

Income (loss) from unconsolidated joint ventures	$7,465	$(351)	$15,375	$4,746

(1)	Includes straight-line rent adjustments of $5.6 million and $8.3 million for the three months ended June 30, 2010 and 2009, respectively, and $13.8 million and $13.6 million for the six months ended June 30, 2010 and 2009, respectively. Includes net “above” and “below” market rent adjustments of $30.4 million and $39.4 million for the three months ended June 30, 2010 and 2009, respectively, and $67.2 million and $77.3 million for the six months ended June 30, 2010 and 2009, respectively.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 1, 2010, a joint venture in which the Company has a 60% interest refinanced at maturity its mortgage loan collateralized by 125 West 55th Street located in New York City. The mortgage loan totaling $200.0 million bore interest at a fixed rate of 5.75% per annum. The new mortgage loan totaling $207.0 million bears interest at a fixed rate of 6.09% per annum and matures on March 10, 2015. In connection with the new mortgage loan, the Company has guaranteed the joint venture’s obligation to fund an escrow related to certain lease rollover costs in lieu of an initial cash deposit for the full amount. The maximum funding obligation under the guarantee was $21.3 million. At closing, the joint venture funded a $10.0 million cash deposit into the escrow account and the remaining $11.3 million will be further reduced with scheduled monthly deposits into the escrow account from operating cash flows. As of June 30, 2010, the maximum funding obligation under the guarantee was approximately $9.9 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. In addition, on February 25, 2010, the joint venture repaid outstanding mezzanine loans totaling $63.5 million utilizing available cash and cash contributions from the joint venture’s partners on a pro rata basis. The mezzanine loans bore interest at a weighted-average fixed rate of approximately 7.81% per annum and were scheduled to mature on March 1, 2010 (See also Note 14).

On April 1, 2010, the Company acquired a 30% interest in a joint venture entity that owns 500 North Capitol Street, NW located in Washington, DC. 500 North Capitol Street is an approximately 176,000 net rentable square foot office property that is fully-leased to a single tenant through March 2011. On April 1, 2010, the joint venture entity refinanced at maturity the mortgage loan collateralized by the property totaling approximately $26.8 million. The new mortgage loan totaling $22.0 million bears interest at a variable rate equal to the greater of (1) the prime rate, as defined in the loan agreement, or (2) 5.75% per annum. The loan currently bears interest at 5.75% per annum and matures on March 31, 2013. The Company’s investment in the joint venture totaling approximately $1.9 million was financed with cash contributions to the venture totaling approximately $1.4 million and the issuance to the seller of 5,906 OP Units.

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

On June 15, 2010, a joint venture in which the Company has a 50% interest repaid the mortgage loan collateralized by land parcels at its site at Eighth Avenue and 46th Street in New York City utilizing cash contributions from the joint venture’s partners on a pro rata basis. In addition, the joint venture completed an exchange of land parcels with a third party and received land parcels and development rights valued at approximately $6.4 million in exchange for a land parcel valued at approximately $5.4 million and cash of approximately $1.0 million.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Mortgage Notes Payable

On June 15, 2010, the Company used available cash to repay the mortgage loan collateralized by its Eight Cambridge Center property located in Cambridge, Massachusetts totaling approximately $22.6 million. The mortgage loan bore interest at a fixed rate of 7.73% per annum and was scheduled to mature on July 15, 2010. There was no prepayment penalty.

6. Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of June 30, 2010 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	6.250%	6.381%	$750,000	January 15, 2013
10 Year Unsecured Senior Notes	6.250%	6.291%	175,000	January 15, 2013
12 Year Unsecured Senior Notes	5.625%	5.693%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015
10 Year Unsecured Senior Notes	5.875%	5.967%	700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020

Total principal			2,875,000
Net discount			(3,091)

Total			$2,871,909

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

On April 19, 2010, the Company completed a public offering of $700.0 million in aggregate principal amount of its 5.625% senior notes due 2020. The notes were priced at 99.891% of the principal amount to yield 5.708% to maturity. The aggregate net proceeds to the Company, after deducting underwriter discounts and offering expenses, were approximately $693.5 million. The notes mature on November 15, 2020, unless earlier redeemed. On April 7, 2010, in connection with the offering, the Company entered into two treasury lock agreements to fix the 10-year treasury rate at 3.873% per annum on notional amounts aggregating $350.0 million. The Company subsequently cash-settled the treasury lock agreements and received approximately $0.4 million, which amount will be recognized as a reduction to the Company’s interest expense over the term of the notes.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Unsecured Exchangeable Senior Notes

The following summarizes the unsecured exchangeable senior notes outstanding as of June 30, 2010 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by Company	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A	February 15, 2014
2.875% Exchangeable Senior Notes	2.875%	3.462%	7.0430	(3)	676,194	February 20, 2012(4)	February 15, 2037
3.750% Exchangeable Senior Notes	3.750%	3.787%	10.0066	(5)	450,000	May 18, 2013(6)	May 15, 2036

Total principal					1,873,694
Net discount					(11,007)
Adjustment for the equity component allocation, net of accumulated amortization					(113,873)

Total					$1,748,814

(1)	Yield on issuance date including the effects of discounts on the notes but excluding the effects of the adjustment for the equity component allocation.
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of Boston Properties, Inc.’s common stock). In addition, the Company entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions were intended to increase the effective exchange price to the Company of the notes from $117.58 to approximately $137.17 per share (subject to adjustment), representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of Boston Properties, Inc.’s common stock. The net cost of the capped call transactions was approximately $44.4 million. As of June 30, 2010, the effective exchange price was $136.34 per share.
(3)	In connection with the special distribution of $5.98 per share of Boston Properties, Inc.’s common stock declared on December 17, 2007, the exchange rate was adjusted from 6.6090 to 7.0430 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $141.98 per share of Boston Properties, Inc.’s common stock.
(4)	Holders may require the Company to repurchase the notes for cash on February 15, 2012, 2017, 2022, 2027 and 2032 and at any time prior to their maturity upon a fundamental change, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the repurchase date.
(5)	In connection with the special distribution of $5.98 per share of Boston Properties, Inc.’s common stock declared on December 17, 2007, the exchange rate was adjusted from 9.3900 to 10.0066 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $99.93 per share of Boston Properties, Inc.’s common stock.
(6)	Holders may require the Company to repurchase the notes for cash on May 18, 2013 and May 15, 2016, 2021, 2026 and 2031 and at any time prior to their maturity upon a fundamental change, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the repurchase date.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has separately accounted for the liability and equity components of its $862.5 million of 2.875% exchangeable senior notes due 2037, $450.0 million of 3.75% exchangeable senior notes due 2036 and $747.5 million of 3.625% exchangeable senior notes due 2014 by allocating the initial proceeds from the sale between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The Company measured the fair value of the debt components of the 2.875%, 3.75% and 3.625% exchangeable senior notes for the periods presented based on effective interest rates of 5.630%, 5.958% and 6.555%, respectively. The aggregate carrying amount of the debt component was approximately $1.75 billion and $1.90 billion (net of the adjustment for the equity component allocation (net of accumulated amortization) of approximately $113.9 million and $140.4 million) at June 30, 2010 and December 31, 2009, respectively. As a result, the Company attributed an aggregate of approximately $230.3 million of the proceeds to the equity component of the notes, which represents the excess proceeds received over the fair value of the notes at the date of issuance. The Company also reclassified approximately $1.0 million of deferred financing costs to Partners’ Capital, which represented the costs attributable to the equity components of the notes. The equity component of the notes has been reflected within Partners’ Capital in the Consolidated Balance Sheets. The carrying amount of the equity component was approximately $229.3 million at June 30, 2010 and December 31, 2009. The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption dates or, in the case of the 2014 notes, the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each debt security will increase in subsequent reporting periods through the first optional redemption date (or, in the case of the 2014 notes, the maturity date) as the debt accretes to its par value over the same period. The aggregate contractual interest expense was approximately $16.8 million and $18.6 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $35.2 million and $37.1 million for the six months ended June 30, 2010 and 2009, respectively. As a result of accounting for the exchangeable senior notes in a manner that reflects the Company’s nonconvertible debt borrowing rate, the Company reported additional non-cash interest expense of approximately $9.3 million and $9.5 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $19.4 million and $18.9 million for the six months ended June 30, 2010 and 2009, respectively.

During the six months ended June 30, 2010, the Company repurchased approximately $186.3 million aggregate principal amount of its 2.875% exchangeable senior notes due 2037, which the holders may require the Company to repurchase in February 2012, for approximately $185.5 million. The repurchased notes had an aggregate carrying value of approximately $177.3 million, resulting in the recognition of a loss on extinguishment of approximately $8.2 million during the six months ended June 30, 2010.

8. Commitments and Contingencies

General

In the normal course of business, the Company guarantees its performance of services or indemnifies third parties against its negligence.

The Company has letter of credit and performance obligations of approximately $12.8 million related to lender and development requirements.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

In connection with the Company’s assumption of the General Motors Building’s secured loan by the Company’s unconsolidated joint venture, 767 Venture, LLC, the Company guaranteed the unconsolidated joint

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of June 30, 2010, the maximum funding obligation under the guarantee was approximately $21.1 million. In connection with the Company’s refinancing of the 125 West 55th Street property’s secured loan by the Company’s unconsolidated joint venture, 125 West 55th Street Venture LLC, the Company has guaranteed the unconsolidated joint venture’s obligation to fund an escrow related to certain lease rollover costs in lieu of an initial cash deposit for the full amount. The maximum funding obligation under the guarantee was $21.3 million. At closing, the joint venture funded a $10.0 million cash deposit into the escrow account and the remaining $11.3 million will be further reduced with scheduled monthly deposits into the escrow account from operating cash flows. As of June 30, 2010, the maximum funding obligation under the guarantee was approximately $9.9 million. From time to time, the Company (or the applicable joint venture) has also agreed to guarantee portions of the principal, interest or other amounts in connection with other unconsolidated joint venture borrowings. In addition to the financial guarantees referenced above, the Company has agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of its unconsolidated joint venture loans.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Noncontrolling Interests

Noncontrolling interests relate to the interests in the Company not owned by Boston Properties, Inc. and interests in property partnerships not wholly-owned by the Company. As of June 30, 2010, the noncontrolling interests consisted of 19,802,223 OP Units, 1,550,249 LTIP Units, 1,080,938 2008 OPP Units and 1,113,044 Series Two Preferred Units (or 1,460,688 OP Units on an as converted basis) held by parties other than Boston Properties, Inc.

Noncontrolling Interest—Redeemable Preferred Units

The Preferred Units at June 30, 2010 consisted solely of 1,113,044 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) a rate ranging from 5.00% to 7.00% per annum on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). Distributions on the Series Two Preferred Units are payable quarterly and, unless the greater rate described in the next sentence applies, accrue at 6.0% per annum. If distributions on the number of OP Units into which the Series Two Preferred Units are convertible are greater than distributions calculated using the rates described in the preceding sentence for the applicable quarterly period, then the greater distributions are payable instead. The holders of Series Two Preferred Units have the right to require the Company to redeem their units for cash at the redemption price of $50.00 per unit on May 12, 2011, May 14, 2012, May 14, 2013 and May 12, 2014. The maximum number of units that may be required to be redeemed from all holders on each of these dates is 1,007,662, which is one-sixth of the number of Series Two Preferred Units that were originally issued. The holders also had the right to have their Series Two Preferred Units redeemed for cash on May 12, 2009 and May 12, 2010, although no holder exercised such right. The Company also has the right, under certain conditions and at certain times, to redeem Series Two Preferred Units for cash and to convert into OP Units any Series Two Preferred Units that are not redeemed when they are eligible for redemption.

On February 16, 2010, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.75616 per unit. On May 17, 2010, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.73151 per unit.

Due to the redemption option and the conversion option existing outside the control of the Company, the Preferred Units are not included in Partners’ Capital and are reflected in the Consolidated Balance Sheets at an amount equivalent to the value of such units had such units been redeemed at June 30, 2010. The value of the Series Two Preferred Units had all of such units been converted and then redeemed at June 30, 2010 was approximately $104.2 million based on the closing price of Boston Properties, Inc.’s common stock of $71.34 per share on that date.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the activity of the noncontrolling interests—redeemable preferred units for the six months ended June 30, 2010 and 2009 (in thousands):

Balance at January 1, 2010	$97,968
Net income	1,728
Distributions	(1,728)
Reallocation of partnership interest	6,237

Balance at June 30, 2010	$104,205

Balance at January 1, 2009	$80,338
Net income	1,962
Distributions	(1,962)
Reallocation of partnership interest	(10,663)

Balance at June 30, 2009	$69,675

Noncontrolling Interest—Common Units

During the six months ended June 30, 2010, 136,692 OP Units were presented by the holders for redemption (including 58,216 OP Units issued upon conversion of LTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.

At June 30, 2010, the Company had outstanding 1,080,938 2008 OPP Units. Prior to the measurement date on February 5, 2011, 2008 OPP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of 2008 OPP Units, both vested and unvested, which 2008 OPP award recipients have earned, if any, based on the establishment of an outperformance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.

On January 29, 2010, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.50 per unit and a distribution on the 2008 OPP Units in the amount of $0.05 per unit to holders of record as of the close of business on December 31, 2009. On April 30, 2010, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.50 per unit and a distribution on the 2008 OPP Units in the amount of $0.05 per unit to holders of record as of the close of business on March 31, 2010. On June 17, 2010, Boston Properties, Inc., as general partner of the Company, declared a distribution on the OP Units and LTIP Units in the amount of $0.50 per unit and a distribution on the 2008 OPP Units in the amount of $0.05 per unit, in each case payable on July 30, 2010 to holders of record as of the close of business on June 30, 2010.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the activity of the noncontrolling interests—common units for the six months ended June 30, 2010 and 2009 (in thousands):

Balance at January 1, 2010	$1,431,666
Net income	17,466
Distributions	(21,507)
Equity compensation	18,752
Reallocation of partnership interest	83,360

Balance at June 30, 2010	$1,529,737

Balance at January 1, 2009	$1,147,057
Net income	19,123
Distributions	(25,300)
Equity compensation	12,724
Reallocation of partnership interest	(122,253)

Balance at June 30, 2009	$1,031,351

Pursuant to the Company’s Partnership Agreement, certain limited partners in the Company have the right to redeem all or any portion of their interest for cash from the Company. However, Boston Properties, Inc. may elect to acquire the limited partner’s interest by issuing its Common Stock in exchange for the interest. The amount of cash to be paid to the limited partner if the redemption right is exercised and Boston Properties, Inc. does not elect to issue its Common Stock is based on the trading price of Boston Properties, Inc.’s common stock at that time. Due to the redemption option existing outside the control of the Company, such limited partners’ units are not included in Partners’ Capital. The value of the OP Units not owned by Boston Properties, Inc. (including LTIP Units assuming that all conditions have been met for the conversion thereof) had all of such units been redeemed at June 30, 2010 was approximately $1.52 billion based on the closing price of Boston Properties, Inc.’s common stock of $71.34 per share.

Noncontrolling Interest—Property Partnerships

The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $6.3 million at June 30, 2010, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.

The following table reflects the activity of the noncontrolling interests—property partnerships for the six months ended June 30, 2010 and 2009 (in thousands):

Balance at January 1, 2010	$5,671
Net income	1,668
Distributions	(1,000)

Balance at June 30, 2010	$6,339

Balance at January 1, 2009	$6,900
Net income	1,201
Distributions	(3,000)

Balance at June 30, 2009	$5,101

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Partners’ Capital

As of June 30, 2010, Boston Properties, Inc. owned 1,606,259 general partnership units and 137,667,140 limited partnership units.

During the six months ended June 30, 2010, the Company issued 172,825 OP Units to Boston Properties, Inc. in connection with the exercise by certain employees of options to purchase Common Stock of Boston Properties, Inc.

During the six months ended June 30, 2010, Boston Properties, Inc. acquired 136,692 OP Units in connection with the redemption of an equal number of redeemable OP Units from third parties.

On January 29, 2010, the Company paid a distribution in the amount of $0.50 per OP Unit to unitholders of record as of the close of business on December 31, 2009. On April 30, 2010, the Company paid a distribution in the amount of $0.50 per OP Unit to unitholders of record as of the close of business on March 31, 2010. On June 17, 2010, Boston Properties, Inc., as general partner of the Company, declared a distribution in the amount of $0.50 per OP Unit payable on July 30, 2010 to unitholders of record as of the close of business on June 30, 2010.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Earnings Per Common Unit

The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership by the weighted-average number of common units outstanding during the period. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of the Company. As a result, the Series Two Preferred Units are considered participating securities and are included in the computation of basic and diluted earnings per common unit of the Company if the effect of applying the if-converted method is dilutive. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common unit pursuant to the two-class method. As a result, unvested restricted common stock of Boston Properties, Inc. and the Company’s LTIP Units and 2008 OPP Units are considered participating securities and are included in the computation of basic and diluted earnings per common unit of the Company if the effect of applying the if-converted method is dilutive. Because the 2008 OPP Units require Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes the 2008 OPP Units from the diluted earnings per common unit calculation. For the three and six months ended June 30, 2010 and 2009, the absolute and relative return thresholds for the 2008 OPP Units were not met and as a result the 2008 OPP Units have been excluded from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 20,547,000 and 20,368,000 redeemable common units for the three months ended June 30, 2010 and 2009, respectively, and approximately 20,545,000 and 20,332,000 redeemable common units for the six months ended June 30, 2010 and 2009, respectively.

	For the three months ended June 30, 2010
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$72,842	159,660	$0.46
Effect of Dilutive Securities:
Stock Based Compensation	—	713	(0.01)

Diluted Earnings:
Net income	$72,842	160,373	$0.45

	For the three months ended June 30, 2009
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$80,466	145,635	$0.55
Effect of Dilutive Securities:
Stock Based Compensation	—	353	(0.00)

Diluted Earnings:
Net income	$80,466	145,988	$0.55

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the six months ended June 30, 2010
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$135,709	159,567	$0.85
Effect of Dilutive Securities:
Stock Based Compensation	—	690	(0.00)

Diluted Earnings:
Net income	$135,709	160,257	$0.85

	For the six months ended June 30, 2009
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$135,052	143,604	$0.94
Effect of Dilutive Securities:
Stock Based Compensation	—	282	(0.00)

Diluted Earnings:
Net income	$135,052	143,886	$0.94

12. Stock Option and Incentive Plan

During the six months ended June 30, 2010, Boston Properties, Inc. issued 69,499 shares of restricted common stock and the Company issued 252,597 LTIP Units to employees and directors under the 1997 Stock Option and Incentive Plan (the “1997 Plan”). Employees and directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit. The shares of restricted stock were valued at approximately $4.5 million ($65.31 per share weighted-average). The LTIP Units were valued at approximately $15.3 million ($60.49 per unit fair value weighted-average) using a Monte Carlo simulation method model. The per unit fair value of each LTIP Unit granted was estimated on the date of grant using the following assumptions: an expected life of 5.7 years, a risk-free interest rate of 2.60% and an expected price volatility of 36.0%. An LTIP Unit is generally the economic equivalent of a share of restricted stock in Boston Properties, Inc. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. The restricted stock and LTIP Units granted to employees between January 1, 2004 and November 2006 vest over a five-year term. Grants of restricted stock and LTIP Units made in and after November 2006 vest in four equal annual installments. Restricted stock and LTIP Units are measured at fair value on the date of grant based on the number of shares or units granted, as adjusted for forfeitures, and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Partners’ Capital in the Consolidated Balance Sheets. Stock-based compensation expense associated with restricted stock, LTIP Units and 2008 OPP Units was approximately $6.1 million and $6.3 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $19.9 million and $13.1 million for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, stock-based compensation expense includes an aggregate of approximately $5.8 million of remaining previously unvested stock-based compensation granted between 2006 and 2009 to Edward H. Linde, Boston Properties, Inc.’s former Chief Executive Officer, which expense was accelerated as a result of his passing on January 10, 2010. At June 30, 2010, there was $37.6 million of unrecognized compensation expense

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to unvested restricted stock and LTIP Units and $6.0 million of unrecognized compensation expense related to unvested 2008 OPP Units that is expected to be recognized over a weighted-average period of approximately 2.6 years. If upon the conclusion of the three-year measurement period in February 2011, the 2008 OPP Awards are not earned, and therefore the program is terminated, the Company will accelerate the then remaining unrecognized compensation expense totaling approximately $4.3 million during the first quarter of 2011.

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

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services, general and administrative expenses, interest expense, depreciation and amortization expense, loss (gain) from suspension of development, losses (gains) from investments in securities, losses from early extinguishments of debt, income (loss) from unconsolidated joint ventures, gains on sales of real estate and noncontrolling interests are not included in Net Operating Income as internal reporting addresses these items on a corporate level.

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

Information by geographic area and property type:

Three months ended June 30, 2010 (dollars in thousands):

	Greater Boston	Greater Washington, DC	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$91,479	$82,573	$110,976	$53,484	$16,526	$355,038
Office/Technical	7,597	3,951	—	—	—	11,548
Hotel	8,371	—	—	—	—	8,371

Total	107,447	86,524	110,976	53,484	16,526	374,957

% of Total	28.66%	23.07%	29.60%	14.26%	4.41%	100.00%
Real Estate Operating Expenses:
Class A	33,919	22,052	36,824	19,621	7,792	120,208
Office/Technical	2,107	969	—	—	—	3,076
Hotel	6,089	—	—	—	—	6,089

Total	42,115	23,021	36,824	19,621	7,792	129,373

% of Total	32.55%	17.80%	28.46%	15.17%	6.02%	100.00%

Net Operating Income	$65,332	$63,503	$74,152	$33,863	$8,734	$245,584

% of Total	26.60%	25.86%	30.19%	13.79%	3.56%	100.00%

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three months ended June 30, 2009 (dollars in thousands):

	Greater Boston	Greater Washington, DC	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$90,932	$78,726	$120,562	$55,598	$15,650	$361,468
Office/Technical	7,580	4,053	—	—	—	11,633
Hotel	7,396	—	—	—	—	7,396

Total	105,908	82,779	120,562	55,598	15,650	380,497

% of Total	27.83%	21.76%	31.69%	14.61%	4.11%	100.00%
Real Estate Operating Expenses:
Class A	34,229	22,346	36,824	20,704	7,358	121,461
Office/Technical	2,174	1,095	—	—	—	3,269
Hotel	5,359	—	—	—	—	5,359

Total	41,762	23,441	36,824	20,704	7,358	130,089

% of Total	32.10%	18.02%	28.31%	15.91%	5.66%	100.00%

Net Operating Income	$64,146	$59,338	$83,738	$34,894	$8,292	$250,408

% of Total	25.62%	23.70%	33.44%	13.93%	3.31%	100.00%

Six months ended June 30, 2010 (dollars in thousands):

	Greater Boston	Greater Washington, DC	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$179,686	$166,418	$220,918	$106,631	$33,005	$706,658
Office/Technical	15,181	7,971	—	—	—	23,152
Hotel	14,274	—	—	—	—	14,274

Total	209,141	174,389	220,918	106,631	33,005	744,084

% of Total	28.11%	23.44%	29.69%	14.33%	4.43%	100.00%
Real Estate Operating Expenses:
Class A	67,399	45,723	74,269	38,731	15,630	241,752
Office/Technical	4,373	2,144	—	—	—	6,517
Hotel	11,357	—	—	—	—	11,357

Total	83,129	47,867	74,269	38,731	15,630	259,626

% of Total	32.02%	18.43%	28.61%	14.92%	6.02%	100.00%

Net Operating Income	$126,012	$126,522	$146,649	$67,900	$17,375	$484,458

% of Total	26.01%	26.12%	30.27%	14.01%	3.59%	100.00%

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six months ended June 30, 2009 (dollars in thousands):

	Greater Boston	Greater Washington, DC	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$182,420	$155,811	$231,713	$111,114	$31,303	$712,361
Office/Technical	15,437	8,169	—	—	—	23,606
Hotel	13,458	—	—	—	—	13,458

Total	211,315	163,980	231,713	111,114	31,303	749,425

% of Total	28.20%	21.88%	30.92%	14.82%	4.18%	100.00%
Real Estate Operating Expenses:
Class A	69,003	44,602	72,706	40,035	15,214	241,560
Office/Technical	4,840	2,191	—	—	—	7,031
Hotel	10,831	—	—	—	—	10,831

Total	84,674	46,793	72,706	40,035	15,214	259,422

% of Total	32.64%	18.04%	28.03%	15.43%	5.86%	100.00%

Net Operating Income	$126,641	$117,187	$159,007	$71,079	$16,089	$490,003

% of Total	25.84%	23.92%	32.45%	14.51%	3.28%	100.00%

The following is a reconciliation of Net Operating Income to net income attributable to Boston Properties Limited Partnership:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net Operating Income	$245,584	$250,408	$484,458	$490,003
Add:
Development and management services income	18,884	8,551	27,828	16,847
Interest and other income	2,117	442	3,827	762
Income (loss) from unconsolidated joint ventures	7,465	(351)	15,375	4,746
Gains on sales of real estate	969	4,493	2,734	7,288
Less:
General and administrative expense	17,648	18,532	44,470	35,952
Interest expense	96,755	78,633	188,784	157,563
Depreciation and amortization expense	79,345	84,949	160,364	160,263
Loss (gain) from suspension of development	—	—	(7,200)	27,766
Losses from early extinguishments of debt	6,051	494	8,221	494
Losses (gains) from investments in securities	678	(1,194)	478	(607)
Noncontrolling interest in property partnerships	864	691	1,668	1,201
Noncontrolling interest—redeemable preferred units	836	972	1,728	1,962

Net income attributable to Boston Properties Limited Partnership.	$72,842	$80,466	$135,709	$135,052

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Subsequent Events

On July 1, 2010, the Company used available cash to repay the mortgage loans collateralized by its 202, 206 & 214 Carnegie Center properties located in Princeton, New Jersey totaling approximately $55.8 million. The mortgage loans bore interest at a fixed rate of 8.13% per annum and were scheduled to mature on October 1, 2010. There was no prepayment penalty.

On July 1, 2010, the Company acquired the mortgage loan collateralized by a land parcel located in Reston, Virginia for approximately $20.3 million. In connection with the acquisition of the loan, the Company entered into a forbearance agreement pursuant to which it obtained the fee interest in the land by deed in lieu of foreclosure.

On July 23, 2010, an unconsolidated joint venture in which the Company has a 60% interest modified its mortgage loan collateralized by 125 West 55th Street located in New York City. The mortgage loan totaling $207.0 million bears interest at a fixed rate of 6.09% per annum and was scheduled to mature on March 10, 2015. The modification extended the maturity date of the loan to March 10, 2020. All other terms of the mortgage loan remain unchanged.

On July 29, 2010, the Company modified the mortgage loan collateralized by its Reservoir Place property located in Waltham, Massachusetts. The mortgage loan totaling $50.0 million bore interest at a variable rate equal to LIBOR plus 3.85% per annum and matures on July 30, 2014. The modification reduced the interest rate to a variable rate equal to LIBOR plus 2.20% per annum. All other terms of the mortgage loan remain unchanged.

Effective as of August 3, 2010, the maturity date under the Company’s $1.0 billion unsecured revolving credit facility was extended to August 3, 2011. All other terms of the unsecured revolving credit facility remain unchanged.

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

Our core strategy has always been to operate in supply-constrained markets with high barriers to entry and to focus on executing long-term leases with financially strong tenants. Historically, this combination has tended to reduce our exposure in down cycles and we believe this is proving to be true once again. While the high rate of unemployment continues to negatively impact the fundamentals of our business, including overall market occupancy and rental rates, we are seeing signs of gradual improvement in select submarkets. There continues to be significant available space in all of the markets in which we operate offering prospective tenants multiple space options that limit landlord pricing power, but we believe that rental rates have stabilized and therefore tenants are less inclined to delay their leasing decisions. This manifested itself in the first half of 2010 as we signed leases for more than 2.5 million square feet of space, with the pace of activity continuing to be steady into the third quarter. However, we continue to believe that general office market conditions are dependent on the impact of a recovery in the labor markets, and we are therefore not predicting strong rental rate growth or markedly fewer landlord concessions in the near-term.

Leases representing approximately 5.3% and 8.6% of the space at our office properties expire during the remainder of 2010 and the full year of 2011, respectively. While rental rates in our markets appear to have bottomed out, as leases expire, assuming no change in current market rental rates, we expect the rental rates we are likely to achieve on any new leases will be less than the rates currently being paid, thereby generally resulting in less revenue from the same space. For example, we estimate that the average rent currently paid by our office tenants for leases that expire during the remainder of 2010 is approximately 8% greater than current market rates for comparable space, and we estimate that the difference for our office leases that expire in 2011 is approximately 12%. Because the individual labor and industry markets may recover at different paces, we may see varying degrees of strength or softness in our core markets. We expect tenants in our markets to continue to take advantage of the ability to upgrade to high-quality space like ours, particularly those who value our operational expertise and financial stability when making their leasing decisions. We expect our occupancy to decline slightly for the remainder of 2010 to approximately 92.5% from 93.0% today.

Given the favorable low interest rate environment and the opportunity to further enhance our capital position we have been active in the capital markets. Since January 1, 2010, four of our unconsolidated joint ventures have refinanced approximately $584 million in secured financings, and in April we completed a public offering of $700 million aggregate principal amount of 5.625% senior notes due in 2020 that raised aggregate net proceeds of approximately $694 million. As of August 2, 2010, we have available cash of approximately $1.5 billion and borrowing capacity on our Unsecured Line of Credit of approximately $1.0 billion, which we believe is sufficient to meet all of our existing development funding obligations, repay near-term financings and provide significant capital for future investments. We believe the quality of our assets and our strong balance sheet are attractive to lenders’ and equity investors’ current investment selectivity and should enable us to continue to access multiple sources of capital.

Deteriorated market fundamentals, overleveraged real estate assets and existing property owners with insufficient capital resources are beginning to provide opportunities for well capitalized companies and seasoned operators, such as us, to acquire high-quality assets. Opportunities to acquire properties may come through outright property acquisitions, joint venture arrangements or through the purchase of first mortgage, mezzanine or other debt. Potential buyers have become more aggressive about expectations for a recovery as evidenced by the level of interest we are seeing in marketed assets encouraging an increase in the volume of transactional activity. However, the combination of relatively low interest rates and the abundance of capital seeking high-quality assets is having a dampening effect on return expectations. While our management team is actively seeking opportunities, we will maintain our disciplined investment strategy, which focuses on high-quality assets in supply-constrained markets that have historically provided long-term value creation.

We believe the successful lease-up and completion of our development pipeline will enhance our long-term return on equity and earnings growth as these developments are placed in-service in 2010, 2011 and 2012. However, we do not anticipate undertaking new development projects in the foreseeable future without significant pre-leasing commitments from creditworthy tenants.

Transactions during the three months ended June 30, 2010 included the following:

•

On April 1, 2010, we acquired a 30% interest in a joint venture entity that owns 500 North Capitol Street, NW located in Washington, DC. 500 North Capitol Street is an approximately 176,000 net rentable square foot office property that is fully-leased to a single tenant through March 2011. On April 1, 2010, the unconsolidated joint venture entity refinanced at maturity the mortgage loan collateralized by the property totaling approximately $26.8 million. The new mortgage loan totaling $22.0 million bears interest at a variable rate equal to the greater of (1) the prime rate, as defined in the loan agreement, or (2) 5.75% per annum. The loan currently bears interest at 5.75% per annum and matures on March 31, 2013. Our investment in the unconsolidated joint venture totaling approximately $1.9 million was financed with cash contributions to the venture totaling approximately $1.4 million and the issuance to the seller of 5,906 OP Units. The joint venture currently expects that it will remove the property from service and redevelop the property following the expiration of the lease in March 2011.

•

On April 9, 2010, an unconsolidated joint venture in which we have a 60% interest refinanced its mortgage loan collateralized by Two Grand Central Tower located in New York City. The previous mortgage loan totaling $190.0 million bore interest at a fixed rate of 5.10% per annum and was scheduled to mature on July 11, 2010. The new mortgage loan totaling $180.0 million bears interest at a fixed rate of 6.00% per annum and matures on April 10, 2015. In connection with the refinancing, the joint venture repaid $10.0 million of the previous mortgage loan utilizing cash contributions from the joint venture’s partners on a pro rata basis.

•

On April 16, 2010, an unconsolidated joint venture in which we have a 51% interest refinanced its mortgage loan collateralized by Metropolitan Square located in Washington, DC. The previous mortgage loan totaling approximately $123.6 million bore interest at a fixed rate of 8.23% per annum and was scheduled to mature on May 1, 2010. The new mortgage loan totaling $175.0 million bears interest at a fixed rate of 5.75% per annum and matures on May 5, 2020.

•

On April 19, 2010, we completed a public offering of $700.0 million in aggregate principal amount of our 5.625% senior notes due 2020. The notes were priced at 99.891% of the principal amount to yield 5.708% to maturity. The aggregate net proceeds to us, after deducting underwriter discounts and offering expenses, was approximately $693.5 million. The notes mature on November 15, 2020, unless earlier redeemed. On April 7, 2010, in connection with the offering, we entered into two treasury lock agreements to fix the 10-year treasury rate at 3.873% per annum on notional amounts aggregating $350.0 million. We subsequently cash-settled the treasury lock agreements and received approximately $0.4 million, which amount will be recognized as a reduction to our interest expense over the term of the notes.

•

On April 21, 2010, Boston Properties, Inc. announced that it had established an “at the market” (ATM) stock offering program through which it may sell from time to time up to an aggregate of $400 million of its common stock through sales agents over a three-year period.

•

On May 5, 2010, we satisfied the requirements of our master lease agreement related to the 2006 sale of 280 Park Avenue in New York City, resulting in the recognition of the remaining deferred gain on sale of real estate totaling approximately $1.0 million. Following the satisfaction of the master lease agreement, the buyer terminated the property management and leasing agreement entered into at the time of the sale, resulting in the recognition of non-cash deferred management fees totaling approximately $12.2 million.

•	On June 1, 2010, we placed in-service Weston Corporate Center, an approximately 356,000 net rentable square foot Class A office property located in Weston, Massachusetts. The property is 100% leased.

•

On June 15, 2010, we used available cash to repay the mortgage loan collateralized by our Eight Cambridge Center property located in Cambridge, Massachusetts totaling approximately $22.6 million. The mortgage loan bore interest at a fixed rate of 7.73% per annum and was scheduled to mature on July 15, 2010. There was no prepayment penalty.

•

On June 15, 2010, an unconsolidated joint venture in which we have a 50% interest repaid the mortgage loan collateralized by land parcels at its site at Eighth Avenue and 46th Street in New York City utilizing cash contributions from the joint venture’s partners on a pro rata basis. In addition, the unconsolidated joint venture completed an exchange of land parcels with a third-party and received land parcels and development rights valued at approximately $6.4 million in exchange for a land parcel valued at approximately $5.4 million and cash of approximately $1.0 million.

•

During the second quarter of 2010, we repurchased approximately $132.8 million aggregate principal amount of our 2.875% exchangeable senior notes due 2037, which the holders may require us to repurchase in February 2012, for approximately $132.5 million. The repurchased notes had an aggregate carrying value of approximately $126.4 million, resulting in the recognition of a non-cash loss on extinguishment of approximately $6.1 million.

Transactions completed subsequent to June 30, 2010:

•

On July 1, 2010, we used available cash to repay the mortgage loans collateralized by our 202, 206 & 214 Carnegie Center properties located in Princeton, New Jersey totaling approximately $55.8 million. The mortgage loans bore interest at a fixed rate of 8.13% per annum and were scheduled to mature on October 1, 2010. There was no prepayment penalty.

•

On July 1, 2010, we acquired the mortgage loan collateralized by a land parcel located in Reston, Virginia for approximately $20.3 million. In connection with the acquisition of the loan, we entered into a forbearance agreement pursuant to which we obtained the fee interest in the land by deed in lieu of foreclosure.

•

On July 23, 2010, an unconsolidated joint venture in which we have a 60% interest modified its mortgage loan collateralized by 125 West 55th Street located in New York City. The mortgage loan totaling $207.0 million bears interest at a fixed rate of 6.09% per annum and was scheduled to mature on March 10, 2015. The modification extended the maturity date of the loan to March 10, 2020. All other terms of the mortgage loan remain unchanged.

•

On July 29, 2010, we modified the mortgage loan collateralized by our Reservoir Place property located in Waltham, Massachusetts. The mortgage loan totaling $50.0 million bore interest at a variable rate equal to LIBOR plus 3.85% per annum and matures on July 30, 2014. The modification reduced the interest rate to a variable rate equal to LIBOR plus 2.20% per annum. All other terms of the mortgage loan remain unchanged.

•

Effective as of August 3, 2010, the maturity date under our $1.0 billion unsecured revolving credit facility was extended to August 3, 2011. All other terms of the unsecured revolving credit facility remain unchanged.

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

Guidance in Accounting Standards Codification (“ASC”) 360 “Property Plant and Equipment” (“ASC 360”) (formerly known as SFAS No. 144) requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by Boston Properties, Inc.’s Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that a sale of the property within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets, and the asset is written down to the lower of carrying value or fair market value.

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

For the three and six months ended June 30, 2010, we recorded approximately $0.7 million and $1.3 million, respectively of rental revenue representing the net adjustments of rents from “above-” and “below-market” leases. For the three and six months ended June 30, 2010, the impact of the straight-line rent adjustment increased rental revenue by approximately $23.9 million and $48.1 million, respectively. Those amounts exclude the adjustment of rents from “above-” and “below-market” leases and straight-line income from unconsolidated joint ventures, which are disclosed in Note 4 to the Consolidated Financial Statements.

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

If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 6.9 years as of June 30, 2010. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the three and six months ended June 30, 2010 and 2009.

At June 30, 2010 and June 30, 2009, we owned or had interests in a portfolio of 144 and 146 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio are necessarily meaningful. Therefore, the comparison of operating results for the three and six months ended June 30, 2010 and 2009 show separately the changes attributable to the properties that were owned by us throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service Portfolio.

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

Our management also uses NOI to evaluate regional property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties Limited Partnership. NOI excludes certain components from net income attributable to Boston Properties Limited Partnership. In order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs (or their operating partnerships) that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income attributable to Boston Properties Limited Partnership as presented in our Consolidated Financial Statements. NOI should not be considered as an alternative to net income attributable to Boston Properties Limited Partnership as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions. For a reconciliation of NOI to net income attributable to Boston Properties Limited Partnership, see Note 13 to the Consolidated Financial Statements.

Comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 134 properties totaling approximately 34.8 million net rentable square feet of space. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2009 and owned through June 30, 2010. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after January 1, 2009 or disposed of on or prior to June 30, 2010. There were no properties that were sold or repositioned after January 1, 2009. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the six months ended June 30, 2010 and 2009 with respect to the properties which were placed in-service.

	Same Property Portfolio				Placed In-Service Portfolio			Total Property Portfolio
	2010	2009	Increase/ (Decrease)	% Change	2010	2009	Increase/ (Decrease)	2010	2009	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue:
Rental Revenue	$707,228	$720,792	$(13,564)	(1.88)%	$19,201	$1,969	$17,232	$726,429	$722,761	$3,668	0.51%
Termination Income	3,381	13,206	(9,825)	(74.40)%	—	—	—	3,381	13,206	(9,825)	(74.40)%

Total Rental Revenue	710,609	733,998	(23,389)	(3.19)%	19,201	1,969	17,232	729,810	735,967	(6,157)	(0.84)%

Real Estate Operating Expenses	244,101	247,724	(3,623)	(1.46)%	4,168	867	3,301	248,269	248,591	(322)	(0.13)%

Net Operating Income, excluding hotels	466,508	486,274	(19,766)	(4.06)%	15,033	1,102	13,931	481,541	487,376	(5,835)	(1.20)%

Hotel Net Operating Income(1)	2,917	2,627	290	11.04%	—	—	—	2,917	2,627	290	11.04%

Consolidated Net Operating Income(1)	469,425	488,901	(19,476)	(3.98)%	15,033	1,102	13,931	484,458	490,003	(5,545)	(1.13)%

Other Revenue:
Development and Management Services								27,828	16,847	10,981	65.18%
Interest and Other								3,827	762	3,065	402.23%

Total Other Revenue								31,655	17,609	14,046	79.77%
Other Expenses:
General and administrative expense								44,470	35,952	8,518	23.69%
Interest expense								188,784	157,563	31,221	19.81%
Depreciation and amortization	155,563	159,665	(4,102)	(2.57)%	4,801	598	4,203	160,364	160,263	101	0.06%
Loss (gain) from suspension of development								(7,200)	27,766	(34,966)	(125.93)%
Losses from early extinguishments of debt								8,221	494	7,727	1564.17%
Losses (gains) from investments in securities								478	(607)	1,085	178.75%

Total Other Expenses	155,563	159,665	(4,102)	(2.57)%	4,801	598	4,203	395,117	381,431	13,686	3.59%

Income before income from unconsolidated joint ventures, gains on sale of real estate and net income attributable to noncontrolling interests	$313,862	$329,236	$(15,374)	(4.67)%	$10,232	$504	$9,728	$120,996	$126,181	$(5,185)	(4.11)%
Income from unconsolidated joint ventures								15,375	4,746	10,629	223.96%
Gains on sales of real estate								2,734	7,288	(4,554)	(62.49)%

Net Income								139,105	138,215	890	0.64%
Net Income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships								(1,668)	(1,201)	(467)	(38.88)%
Noncontrolling interest—redeemable preferred units								(1,728)	(1,962)	234	11.93%

Net Income attributable to Boston Properties Limited Partnership.								$135,709	$135,052	$657	0.49%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 36. Hotel Net Operating Income for the six months ended June 30, 2010 and 2009 are comprised of Hotel Revenue of $14,274 and $13,458 less Hotel Expenses of $11,357 and $10,831, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio decreased approximately $13.6 million for the six months ended June 30, 2010 compared to 2009. Included in Same Property Portfolio rental revenue are decreases in (1) contractual rental revenue of approximately $17.2 million, (2) recoveries from tenants of approximately $15.0 million and (3) parking and other income of approximately $3.2 million. These decreases were offset by an approximately $21.8 million increase in straight-line rent. The decrease in contractual rental revenue and increase in straight-line revenue are primarily due to new leases at 399 Park Avenue and 601 Lexington Avenue in New York City and a major law firm lease (approximately 480,000 square feet) in Boston being in free rent periods. The free rent periods for new leases in New York City range from six to twelve months, while the law firm’s lease in Boston has twelve months of free rent.

Generally, under each of our leases, we are entitled to recover from the tenant increases in specific operating expenses associated with the leased property above the amount incurred for these operating expenses in the first year of the lease. The decrease in recoveries from tenants is primarily due to the terminations by tenants in New York City and a large lease expiration in Boston. Although the majority of the space was re-leased, the new leases are in their first year during which, generally, no tenant recoveries are due.

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio decreased approximately $3.6 million for the six months ended June 30, 2010 compared to 2009. Included in Same Property Portfolio operating expenses is an increase in real estate taxes of approximately $2.3 million, or 2.1%, and an increase in insurance of approximately $0.9 million. This was offset by overall savings in repairs and maintenance, property general and administrative expenses and utilities expense of approximately $2.0 million, $1.6 million and $1.2 million, respectively. The remaining decrease of approximately $2.0 million is related to other property-related expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio decreased approximately $4.1 million for the six months ended June 30, 2010 compared to 2009. Approximately $8.0 million of the decrease is due to accelerated depreciation related to a lease termination in New York City that occurred during the second quarter of 2009. This decrease was partially offset by an approximately $1.4 million increase due to accelerated depreciation related to our decision in 2010 to reclassify three in-service properties to land held for future development. These three properties total approximately 131,000 square feet, are currently planned for redevelopment and are no longer held available for lease. The remaining increase of approximately $2.5 million is from the other properties in the Same Property Portfolio.

Placed In-Service Portfolio

In addition to the Same Property Portfolio, at June 30, 2010, we had five additional properties totaling approximately 1.2 million square feet that were placed in-service between January 1, 2009 and June 30, 2010.

Rental Revenue

Rental revenue from our Placed In-Service Portfolio increased approximately $17.2 million, as detailed below:

Property	Quarter Placed In-Service	Rental Revenue for the six months ended June 30,
		2010	2009	Change
		(in thousands)
One Preserve Parkway	Second Quarter, 2009	$2,492	$806	$1,686
Wisconsin Place Office	Second Quarter, 2009	6,887	1,163	5,724
Democracy Tower	Third Quarter, 2009	6,126	—	6,126
701 Carnegie Center	Fourth Quarter, 2009	2,261	—	2,261
Weston Corporate Center	Second Quarter, 2010	1,435	—	1,435

Total		$19,201	$1,969	$17,232

Real Estate Operating Expenses

Real estate operating expenses from our Placed In-Service Portfolio increased approximately $3.3 million, as detailed below:

Property	Quarter Placed In-Service	Real Estate Operating Expenses for the six months ended June 30,
		2010	2009	Change
		(in thousands)
One Preserve Parkway	Second Quarter, 2009	$680	$588	$92
Wisconsin Place Office	Second Quarter, 2009	1,552	279	1,273
Democracy Tower	Third Quarter, 2009	1,118	—	1,118
701 Carnegie Center	Fourth Quarter, 2009	705	—	705
Weston Corporate Center	Second Quarter, 2010	113	—	113

Total		$4,168	$867	$3,301

Depreciation and Amortization Expense

Depreciation and amortization expense for our Placed In-Service Portfolio increased by approximately $4.2 million for the six months ended June 30, 2010 compared to 2009.

Other Income and Expense Items

Termination Income

Termination Income decreased by approximately $9.8 million for the six months ended June 30, 2010 compared to 2009.

Termination income for the six months ended June 30, 2010 was related to twelve tenants across the Total Property Portfolio that terminated their leases totaled approximately $3.4 million, which included approximately $1.6 million of termination income from a small retail tenant in New York City.

Termination income for the six months ended June 30, 2009 was related to ten tenants across the Total Property Portfolio that terminated their leases totaled approximately $13.2 million, which included $7.5 million of cash related to a termination agreement with a tenant at 601 Lexington Avenue. Approximately $3.6 million of our termination income is non-cash and consists of the estimated value of furniture and fixtures that two tenants transferred to us in connection with the terminations.

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property increased by approximately $0.3 million for the six months ended June 30, 2010 as compared to 2009. We expect our hotel net operating income for fiscal 2010 to be between $7.0 million and $7.5 million.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the six months ended June 30, 2010 and 2009.

	2010	2009	Percentage Change
Occupancy	78.4%	73.6%	6.5%
Average daily rate	$183.18	$182.97	0.1%
Revenue per available room, REVPAR	$143.63	$134.64	6.7%

Development and Management Services

Development and management services income increased approximately $11.0 million for the six months ended June 30, 2010 compared to 2009. Management fees increased by approximately $13.7 million for the six months ended June 30, 2010 compared to 2009. On May 5, 2010, we satisfied the requirements of our master lease agreement related to the 2006 sale of 280 Park Avenue in New York City. Following the satisfaction of the master lease agreement, the buyer terminated the property management and leasing agreement entered into at the time of the sale, resulting in the recognition of non-cash deferred management fees totaling approximately $12.2 million. The remaining increase of approximately $1.5 million was due primarily to leasing fees earned at our New York City joint ventures and an increase in work order income. Development fees decreased by approximately $2.7 million for the six months ended June 30, 2010 compared to 2009 due primarily to the completion of our 20 F Street third-party development project. We expect development and management services income for fiscal 2010 to be between $39 million and $42 million.

Interest and Other Income

Interest and other income increased approximately $3.1 million for the six months ended June 30, 2010 compared to 2009 as a result of increased average cash balances offset by the net effect of lower overall interest rates. The average cash balances for the six months ended June 30, 2010 and June 30, 2009 were approximately $1.5 billion and $0.2 billion, respectively. The increase in the average cash balance was primarily due to (1) the aggregate net proceeds of approximately $841.9 million that Boston Properties, Inc. received, and contributed to us, from its public offering of 17,250,000 shares of Common Stock in June 2009, (2) the aggregate net proceeds of approximately $693.7 million that we received from the issuance of $700 million aggregate principal amount of 5.875% unsecured notes due 2019 in October 2009 and (3) the aggregate net proceeds of approximately $693.5 million that we received from the issuance of $700 million aggregate principal amount of 5.625% unsecured notes due 2020 in April 2010.

Other Expenses

General and Administrative

General and administrative expenses increased approximately $8.5 million for the six months ended June 30, 2010 compared to 2009. The increase was due to an overall increase in payroll expense of approximately $8.1 million, of which approximately $4.9 million represents the accelerated expense of the remaining stock-based compensation granted between 2006 and 2009 to Edward H. Linde, Boston Properties, Inc.’s former Chief Executive Officer, as a result of his passing on January 10, 2010. The remaining increase of approximately $3.2 million in payroll expenses was primarily due to a relatively smaller bonus accrual during the six months ended June 30, 2009 in light of the challenging economic conditions that existed at that time. The remaining increase of approximately $0.4 million relates to an overall increase in other general and administrative expenses. We expect general and administrative expense for fiscal 2010 to be between $82 million and $84 million.

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $31.2 million for the six months ended June 30, 2010 compared to 2009 as detailed below:

Component	Change in interest expense for the six months ended June 30, 2010 and June 30, 2009
(in thousands)
Increases to interest expense due to:
Issuance of 5.875% senior notes due 2019 on October 9, 2009	$20,581
Issuance of 5.625% senior notes due 2020 on April 19, 2010	7,984
Decrease in capitalized interest costs	7,087
New mortgage	1,111
Interest expense associated with the adjustment for the equity component allocation of our unsecured exchangeable debt	475

Total increases to interest expense	$37,238

Decreases to interest expense due to:
Repayment of mortgages	$(3,317)
Repurchases of a portion of 2.875% exchangeable senior notes	(1,974)
Principal amortization of continuing debt and other (excluding senior notes)	(726)

Total decreases to interest expense	$(6,017)

Total change in interest expense	$31,221

The following property is included in the new mortgage line item: Reservoir Place. The following properties are included in the repayment of mortgages line item: Reservoir Place, Ten Cambridge Center and 1301 New York Avenue.

At June 30, 2010, our variable rate debt consisted of our construction loans at South of Market, Democracy Tower, Wisconsin Place Office and Atlantic Wharf, our Unsecured Line of Credit and our secured financing at Reservoir Place. For a summary of our consolidated debt as of June 30, 2010 and June 30, 2009 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the six months ended June 30, 2010 and 2009 were $5.2 million and $5.3 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the six months ended June 30, 2010 and 2009 was $17.1 million and $24.2 million, respectively. These costs are not included in the interest expense referenced above. The decrease in capitalized interest is primarily due to the suspension of development at 250 West 55th Street partially offset by an increase in capitalization at our other three development projects.

Loss (Gain) from Suspension of Development

On February 6, 2009, we announced that we were suspending construction on our 1,000,000 square foot office building at 250 West 55th Street in New York City. During the six months ended June 30, 2009, we recognized costs aggregating approximately $27.8 million related to the suspension of development, which amount included a $20.0 million contractual amount due pursuant to a lease agreement. During December 2009, we completed the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and as a result ceased interest capitalization on the project. On January 19, 2010, we paid $12.8 million related to the termination of the lease agreement. As a result, we recognized approximately $7.2 million of income during the six months ended June 30, 2010.

Losses from Early Extinguishments of Debt

During the six months ended June 30, 2010, we repurchased approximately $186.3 million aggregate principal amount of our 2.875% exchangeable senior notes due 2037, which the holders may require us to repurchase in February 2012, for approximately $185.5 million. The repurchased notes had an aggregate carrying value of approximately $177.3 million, resulting in the recognition of a loss on extinguishment of approximately $8.2 million during the six months ended June 30, 2010.

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

Losses (Gains) from Investments in Securities

We account for investments in trading securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The designation of trading securities is generally determined at acquisition. During the six months ended June 30, 2009, investment in securities is comprised of an investment in an unregistered money market fund and investments in an account associated with our deferred compensation plan. In December 2007, the unregistered money market fund suspended cash redemptions by investors; investors could elect in-kind redemptions of the underlying securities or maintain their investment in the fund and receive distributions as the underlying securities matured or were liquidated by the fund sponsor. As a result, we retained this investment for a longer term than originally intended, and the valuation of our investment was subject to changes in market conditions. Because interests in this fund were valued at less than their $1.00 par value, we recognized (gains) of approximately $(0.2) million on our investment during the six months ended June 30, 2009. As of December 31, 2009, we no longer had investments in this unregistered money market fund.

The remainder of the losses (gains) from investments in securities for the six months ended June 30, 2010 and 2009 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for Boston Properties, Inc.’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to Boston Properties, Inc.’s officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as loss (gain) from investments in securities. During the six months ended June 30, 2010 and 2009, respectively, we recognized losses (gains) of approximately $0.5 million and $(0.4) million on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $(0.4) million and $0.7 million during the six months ended June 30, 2010 and 2009, respectively, as a result of increases and decreases in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by Boston Properties, Inc.’s officers participating in the plan.

Income from Unconsolidated Joint Ventures

For the six months ended June 30, 2010 compared to 2009, income from unconsolidated joint ventures increased by approximately $10.6 million. Income from our unconsolidated joint venture Same Property Portfolio increased approximately $11.4 million for the six months ended June 30, 2010 compared to 2009 and approximately $5.1 million of the increase is primarily due to lease extensions at the General Motors Building. Approximately $7.4 million of the increase was from the non-cash impairment charge on our investment in the Value-Added Fund taken in June 2009. This change represented the other-than-temporary decline in the fair values below the carrying value of our investment in the unconsolidated joint venture. In accordance with guidance in ASC 323 “Investments – Equity Method and Joint Ventures” (formerly known as Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (APB No. 18)) a loss of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized. If the fair value of our investments deteriorate further, we could recognize additional impairment charges that may be material to our results of operations. The increases were offset by a decrease of approximately $1.1 million related to the other properties in the unconsolidated joint ventures Same Property Portfolio.

Income from unconsolidated joint ventures includes a net loss of approximately $0.3 million after our share of depreciation expense of approximately $0.6 million from our unconsolidated joint venture that owns 500 North Capitol Street. On April 1, 2010, we acquired a 30% interest in a joint venture entity that owns 500 North Capitol Street, NW located in Washington, DC. 500 North Capitol Street is an approximately 176,000 net rentable square foot office property which is fully-leased to a single tenant through March 2011. The joint venture currently expects that it will remove the property from service and redevelop the property following the expiration of the lease in March 2011.

Income from unconsolidated joint ventures includes a decrease of approximately $0.5 million from our unconsolidated joint venture that owns the Wisconsin Place Infrastructure which includes a garage and retail space. The Wisconsin Place infrastructure had been placed in-service during 2009.

Gains on sales of real estate

On April 14, 2008, we sold a parcel of land located in Washington, DC for approximately $33.7 million. We had previously entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet. Due to our involvement in the construction of the project, the gain on sale was deferred and has been recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs. As a result, we recognized a gain on sale during the six months ended June 30, 2009 of approximately $7.3 million. During the six months ended June 30, 2010, we completed construction of the project and recognized the remaining gain on sale totaling approximately $1.8 million. We have recognized a cumulative gain on sale of approximately $23.4 million.

Pursuant to the purchase and sale agreement related to the 2006 sale of 280 Park Avenue, we entered into a master lease agreement with the buyer at closing. Under the master lease agreement, we guaranteed that the buyer will receive at least a minimum amount of base rent from approximately 74,340 square feet of space during the ten-year period following the expiration of the leases for this space. The leases for this space expired at various times between June 2006 and October 2007. The aggregate amount of base rent we guaranteed over the entire period from 2006 to 2017 was approximately $67.3 million. On May 5, 2010, we satisfied the requirements of our master lease agreement, resulting in the recognition of the remaining deferred gain on sale of real estate totaling approximately $1.0 million.

Noncontrolling interests in property partnerships

Noncontrolling interests in property partnerships increased by approximately $0.5 million for the six months ended June 30, 2010 compared to 2009. Noncontrolling interests in property partnerships consist of the outside equity owners’ interests in the income from our 505 9th Street and our Wisconsin Place Office properties. The increase is primarily due to placing in-service Wisconsin Place Office during the second quarter of 2009.

Comparison of the three months ended June 30, 2010 to the three months ended June 30, 2009.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 134 properties totaling approximately 34.8 million net rentable square feet of space. The Same Property Portfolio includes properties acquired or placed in-service on or prior to April 1, 2009 and owned through June 30, 2010. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after April 1, 2009 or disposed of on or prior to June 30, 2010. There were no properties that were sold or repositioned after April 1, 2009. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended June 30, 2010 and 2009 with respect to the properties which were placed in-service.

	Same Property Portfolio				Placed In-Service Portfolio			Total Property Portfolio
	2010	2009	Increase/ (Decrease)	% Change	2010	2009	Increase/ (Decrease)	2010	2009	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue:
Rental Revenue	$353,906	$358,927	$(5,021)	(1.40)%	$10,334	$1,574	$8,760	$364,240	$360,501	$3,739	1.04%
Termination Income	2,346	12,600	(10,254)	(81.38)%	—	—	—	2,346	12,600	(10,254)	(81.38)%

Total Rental Revenue	356,252	371,527	(15,275)	(4.11)%	10,334	1,574	8,760	366,586	373,101	(6,515)	(1.75)%

Real Estate Operating Expenses	121,263	124,181	(2,918)	(2.35)%	2,021	549	1,472	123,284	124,730	(1,446)	(1.16)%

Net Operating Income, excluding hotels	234,989	247,346	(12,357)	(5.00)%	8,313	1,025	7,288	243,302	248,371	(5,069)	(2.04)%

Hotel Net Operating Income(1)	2,282	2,037	245	12.03%	—	—	—	2,282	2,037	245	12.03%

Consolidated Net Operating Income(1)	237,271	249,383	(12,112)	(4.86)%	8,313	1,025	7,288	245,584	250,408	(4,824)	(1.93)%

Other Revenue:
Development and Management Services								18,884	8,551	10,333	120.84%
Interest and Other								2,117	442	1,675	378.96%

Total Other Revenue								21,001	8,993	12,008	133.53%
Other Expenses:
General and administrative expense								17,648	18,532	(884)	(4.77)%
Interest expense								96,755	78,633	18,122	23.05%
Depreciation and amortization	76,945	84,474	(7,529)	(8.91)%	2,400	475	1,925	79,345	84,949	(5,604)	(6.60)%
Losses from early extinguishments of debt								6,051	494	5,557	1124.90%
Losses (gains) from investments in securities								678	(1,194)	1,872	156.78%

Total Other Expenses	76,945	84,474	(7,529)	(8.91)%	2,400	475	1,925	200,477	181,414	19,063	10.51%

Income before income (loss) from unconsolidated joint ventures, gains on sale of real estate and net income attributable to noncontrolling interests	$160,326	$164,909	$(4,583)	(2.78)%	$5,913	$550	$5,363	$66,108	$77,987	$(11,879)	(15.23)%
Income (loss) from unconsolidated joint ventures								7,465	(351)	7,816	2226.78%
Gains on sales of real estate								969	4,493	(3,524)	(78.43)%

Net Income								74,542	82,129	(7,587)	(9.24)%
Net Income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships								(864)	(691)	(173)	(25.04)%
Noncontrolling interest—redeemable preferred units								(836)	(972)	136	13.99%

Net Income attributable to Boston Properties Limited Partnership.								$72,842	$80,466	$(7,624)	(9.47)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 36. Hotel Net Operating Income for the three months ended June 30, 2010 and 2009 are comprised of Hotel Revenue of $8,371 and $7,396 less Hotel Expenses of $6,089 and $5,359, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio decreased approximately $5.0 million for the three months ended June 30, 2010 compared to 2009. Included in Same Property Portfolio rental revenue are decreases in (1) contractual rental revenue of approximately $9.4 million, (2) recoveries from tenants of approximately $6.5 million and (3) parking and other income of approximately $2.0 million. These decreases were offset by an approximately $12.9 million increase in straight-line rent. The decrease in contractual rental revenue and increase in straight-line revenue are primarily due to new leases at 399 Park Avenue and 601 Lexington Avenue in New York City and a major law firm lease (approximately 480,000 square feet) in Boston being in free rent periods. The free rent periods for new leases in New York City range from six to twelve months, while the law firm’s lease in Boston has twelve months of free rent.

Generally, under each of our leases, we are entitled to recover from the tenant increases in specific operating expenses associated with the leased property above the amount incurred for these operating expenses in the first year of the lease. The decrease in recoveries from tenants is primarily due to the terminations by tenants in New York City and a large lease expiration in Boston. Although the majority of the space was re-leased, the new leases are in their first year during which, generally, no tenant recoveries are due.

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio decreased approximately $2.9 million for the three months ended June 30, 2010 compared to 2009. Included in Same Property Portfolio operating expenses is an increase in real estate taxes of approximately $0.8 million, or 1.6%. This was offset by overall savings in repairs and maintenance, property general and administrative expenses and insurance of approximately $1.0 million, $1.2 million and $0.6 million, respectively. The remaining decrease of approximately $0.9 million related to other property-related expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio decreased approximately $7.5 million for the three months ended June 30, 2010 compared to 2009. Approximately $7.9 million of the net decrease was due to accelerated amortization related to a lease termination in New York City offset partially by an increase in the other properties in the Same Property Portfolio.

Placed In-Service Portfolio

In addition to the Same Property Portfolio, at June 30, 2010, we had five additional properties totaling approximately 1.2 million square feet that were placed in-service between April 1, 2009 and June 30, 2010.

Rental Revenue

Rental revenue from our Placed In-Service Portfolio increased approximately $8.8 million, as detailed below:

Property	Quarter Placed In-Service	Rental Revenue for the three months ended June 30,
		2010	2009	Change
		(in thousands)
One Preserve Parkway	Second Quarter, 2009	$1,296	$411	$885
Wisconsin Place Office	Second Quarter, 2009	3,458	1,163	2,295
Democracy Tower	Third Quarter, 2009	3,007	—	3,007
701 Carnegie Center	Fourth Quarter, 2009	1,138	—	1,138
Weston Corporate Center	Second Quarter, 2010	1,435	—	1,435

Total		$10,334	$1,574	$8,760

Real Estate Operating Expenses

Real estate operating expenses from our Placed In-Service Portfolio increased approximately $1.5 million, as detailed below:

Property	Quarter Placed In-Service	Real Estate Operating Expenses for the three months ended June 30,
		2010	2009	Change
		(in thousands)
One Preserve Parkway	Second Quarter, 2009	$331	$332	$(1)
Wisconsin Place Office	Second Quarter, 2009	748	217	531
Democracy Tower	Third Quarter, 2009	486	—	486
701 Carnegie Center	Fourth Quarter, 2009	343	—	343
Weston Corporate Center	Second Quarter, 2010	113	—	113

Total		$2,021	$549	$1,472

Depreciation and Amortization Expense

Depreciation and amortization expense for our Placed In-Service Portfolio increased by approximately $1.9 million for the three months ended June 30, 2010 compared to 2009.

Other Income and Expense Items

Termination Income

Termination income decreased approximately $10.3 million for the three months ended June 30, 2010 compared to 2009.

Termination income for the three months ended June 30, 2010 was related to nine tenants across the Total Property Portfolio that terminated their leases totaled approximately $2.3 million, which included approximately $1.6 million of termination income from a small retail tenant in New York City.

Termination income for the three months ended June 30, 2009 was related to six tenants across the Total Property Portfolio that terminated their leases totaled approximately $12.6 million, which included $7.5 million of cash related to a termination agreement with a tenant at 601 Lexington Avenue. Approximately $3.6 million of our termination income is non-cash and consists of the estimated value of furniture and fixtures that two tenants transferred to us in connection with the terminations.

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property increased by approximately $0.2 million for the three months ended June 30, 2010 as compared to 2009.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the three months ended June 30, 2010 and 2009.

	2010	2009	Percentage Change
Occupancy	82.4%	78.0%	5.6%
Average daily rate	$209.16	$195.51	7.0%
Revenue per available room, REVPAR	$172.39	$152.59	13.0%

Development and Management Services

Development and management services income increased approximately $10.3 million for the three months ended June 30, 2010 compared to 2009. Management fees increased by approximately $13.1 million for the three months ended June 30, 2010 compared to 2009. On May 5, 2010, we satisfied the requirements of our master lease agreement related to the 2006 sale of 280 Park Avenue in New York City. Following the satisfaction of the master lease agreement, the buyer terminated the property management and leasing agreement entered into at the time of the sale, resulting in the recognition of non-cash deferred management fees totaling approximately $12.2 million. The remaining increase of approximately $0.9 million was due primarily to leasing fees earned at our New York City joint venture properties and an increase in work order income. Development fees decreased by approximately $2.8 million for the three months ended June 30, 2010 compared to 2009 due primarily to the completion of our 20 F Street third-party development project.

Interest and Other Income

Interest and other income increased approximately $1.7 million for the three months ended June 30, 2010 compared to 2009 as a result of increased average cash balances offset by the net effect of lower overall interest rates. The average cash balances for the three months ended June 30, 2010 and June 30, 2009 were approximately $1.8 billion and $0.2 billion, respectively. The increase in the average cash balance was primarily due to (1) the aggregate net proceeds of approximately $841.9 million that Boston Properties, Inc. received, and contributed to us, from its public offering of 17,250,000 shares of Common Stock in June 2009, (2) the aggregate net proceeds of approximately $693.7 million that we received from the issuance of $700 million aggregate principal amount of 5.875% unsecured notes due 2019 in October 2009 and (3) the aggregate net proceeds of approximately $693.5 million that we received from the issuance of $700 million aggregate principal amount of 5.625% unsecured notes due 2020 in April 2010.

Other Expenses

General and Administrative

General and administrative expenses decreased approximately $0.9 million for the three months ended June 30, 2010 compared to 2009. The overall decrease was due to a decrease of approximately $0.6 million in payroll expense and $0.3 million in other general and administrative expenses, respectively. The decrease in payroll expense is the net result of a decrease in the value of our deferred compensation plan that is partially offset by a relatively smaller bonus accrual during the three months ended June 30, 2009 in light of the challenging economic conditions that existed at that time.

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $18.1 million for the three months ended June 30, 2010 compared to 2009 as detailed below:

Component	Change in interest expense for the three months ended June 30, 2010 and June 30, 2009
(in thousands)
Increases to interest expense due to:
Issuance of 5.875% senior notes due 2019 on October 9, 2009	$10,290
Issuance of 5.625% senior notes due 2020 on April 19, 2010	7,984
Decrease in capitalized interest costs	3,064
New mortgage	569

Total increases to interest expense	$21,907

Decreases to interest expense due to:
Repurchases of a portion of 2.875% exchangeable senior notes	$(1,827)
Repayment of mortgages	(1,504)
Principal amortization of continuing debt and other (excluding senior notes)	(454)

Total decreases to interest expense	$(3,785)

Total change in interest expense	$18,122

The following property is included in the new mortgage line item: Reservoir Place. The following properties are included in the repayment of mortgages line item: Reservoir Place, Ten Cambridge Center and 1301 New York Avenue.

At June 30, 2010, our variable rate debt consisted of our construction loans at South of Market, Democracy Tower, Wisconsin Place Office and Atlantic Wharf, our Unsecured Line of Credit and our secured financing at Reservoir Place. For a summary of our consolidated debt as of June 30, 2010 and June 30, 2009 refer to the heading “Liquidity and Capital Resources—Capitalization —Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the three months ended June 30, 2010 and 2009 were $2.7 million and $2.9 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the three months ended June 30, 2010 and 2009 was $9.0 million and $12.1 million, respectively. These costs are not included in the interest expense referenced above. The decrease in capitalized interest is primarily due to the suspension of development at 250 West 55th Street partially offset by an increase in capitalization at our other three development projects.

Losses from Early Extinguishments of Debt

During the second quarter of 2010, we repurchased approximately $132.8 million aggregate principal amount of our 2.875% exchangeable senior notes due 2037, which the holders may require us to repurchase in February 2012, for approximately $132.5 million. The repurchased notes had an aggregate carrying value of approximately $126.4 million, resulting in the recognition of a non-cash loss on extinguishment of approximately $6.1 million.

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

Losses (Gains) from Investments in Securities

We account for investments in trading securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The designation of trading securities is generally determined at acquisition. During the three months ended June 30, 2009, investment in securities is comprised of an investment in an unregistered money market fund and investments in an account associated with our deferred compensation plan. In December 2007, the unregistered money market fund suspended cash redemptions by investors; investors could elect in-kind redemptions of the underlying securities or maintain their investment in the fund and receive distributions as the underlying securities matured or were liquidated by the fund sponsor. As a result, we retained this investment for a longer term than originally intended, and the valuation of our investment was subject to changes in market conditions. Because interests in this fund were valued at less than their $1.00 par value, we recognized (gains) of approximately ($0.2) million on our investment during the three months ended June 30, 2009. As of December 31, 2009, we no longer had investments in this unregistered money market fund.

The remainder of the losses (gains) from investments in securities for the three months ended June 30, 2010 and 2009 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for Boston Properties, Inc.’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to Boston Properties, Inc.’s officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as loss (gain) from investments in securities. During the three months ended June 30, 2010 and 2009, respectively, we recognized losses (gains) of approximately $0.7 million and $(1.0) million on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $(0.7) million and $1.1 million during the three months ended June 30, 2010 and 2009, respectively, as a result of increases and decreases in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by Boston Properties, Inc.’s officers participating in the plan.

Income (Loss) from Unconsolidated Joint Ventures

For the three months ended June 30, 2010 compared to 2009, income (loss) from unconsolidated joint ventures increased by approximately $7.8 million. Income (loss) from our unconsolidated joint venture Same Property Portfolio increased approximately $8.1 million for the three months ended June 30, 2010 compared to 2009 and approximately $7.4 million of the increase was from the non-cash impairment charge on our investment in the Value-Added Fund taken in June 2009. This change represented the other-than-temporary decline in the fair values below the carrying value of our investment in the unconsolidated joint venture. In accordance with guidance in ASC 323 “Investments—Equity Method and Joint Ventures” (formerly known as Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common

Stock” (APB No. 18)) a loss of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized. If the fair value of our investments deteriorate further, we could recognize additional impairment charges that may be material to our results of operations. The remaining increase of approximately $0.7 million related to the other properties in the unconsolidated joint venture Same Property Portfolio.

Income (loss) from unconsolidated joint ventures includes a net loss of approximately $0.3 million after our share of depreciation expense of approximately $0.6 million from our unconsolidated joint venture that owns 500 North Capitol Street. On April 1, 2010, we acquired a 30% interest in a joint venture entity that owns 500 North Capitol Street, NW located in Washington, DC. 500 North Capitol Street is an approximately 176,000 net rentable square foot office property which is fully-leased to a single tenant through March 2011. The joint venture currently expects that it will remove the property from service and redevelop the property following the expiration of the lease in March 2011.

Gains on sales of real estate

Pursuant to the purchase and sale agreement related to the 2006 sale of 280 Park Avenue, we entered into a master lease agreement with the buyer at closing. Under the master lease agreement, we guaranteed that the buyer will receive at least a minimum amount of base rent from approximately 74,340 square feet of space during the ten-year period following the expiration of the leases for this space. The leases for this space expired at various times between June 2006 and October 2007. The aggregate amount of base rent we guaranteed over the entire period from 2006 to 2017 was approximately $67.3 million. On May 5, 2010, we satisfied the requirements of our master lease agreement, resulting in the recognition of the remaining deferred gain on sale of real estate totaling approximately $1.0 million.

On April 14, 2008, we sold a parcel of land located in Washington, DC for approximately $33.7 million. We had previously entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet. Due to our involvement in the construction of the project, the gain on sale was deferred and has been recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs. As a result, we recognized a gain on sale during the three months ended June 30, 2009 of approximately $4.5 million.

Noncontrolling interests in property partnerships

Noncontrolling interests in property partnerships increased by approximately $0.2 million for the three months ended June 30, 2010 compared to 2009. Noncontrolling interests in property partnerships consist of the outside equity owners’ interests in the income from our 505 9th Street and our Wisconsin Place Office properties. The increase is primarily due to placing in-service Wisconsin Place Office during the second quarter of 2009.

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

We draw on multiple financing sources to fund our long-term capital needs. Our Unsecured Line of Credit is utilized primarily as a bridge facility to fund acquisition opportunities, to refinance outstanding indebtedness and to meet short-term development and working capital needs. We generally seek to fund our development projects with construction loans, which may be guaranteed. However, the financing for each particular project ultimately depends on several factors, including, among others, the project’s size and duration, and our available cash and our access to cost effective capital at the given time.

The following table presents information on properties under construction for the period ended June 30, 2010 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Square feet	Investment to Date(1)	Estimated Total Investment(1)	Percentage Leased(2)
Atlantic Wharf(3)(4)	First Quarter, 2012	Boston, MA	2	860,000	$469,804	$600,000	58	%(5)
2200 Pennsylvania Avenue(6)	Second Quarter, 2012	Washington, DC	2	780,000	160,368	380,000	64	%(7)

Total Properties under Construction			4	1,640,000	$630,172	$980,000	60	%(5)(7)

(1)	Includes net revenue during lease up period and approximately $44.2 million of construction cost and leasing commission accruals.
(2)	Represents percentage leased as of August 6, 2010.
(3)	Property has a $215 million construction facility. We have not drawn any amounts under this facility but we reserve the right to do so in the future.
(4)	Project includes 70,000 square feet of residential space for rent and 24,000 square feet of retail space.
(5)	Percentage leased excludes 70,000 square feet of residential space.
(6)	Project includes 280,000 square feet of residential space and 77,000 square feet of retail space and is subject to a ground lease which expires in 2068.
(7)	Percentage leased excludes 280,000 square feet of residential space.

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

Our capital strategy is to maintain access to multiple sources of capital including secured debt, unsecured debt, and public and private equity such that turmoil in one or more of these sources does not eliminate our access to capital. Consistent with this strategy, (1) since January 1, 2010, four of our unconsolidated joint ventures have refinanced an aggregate of approximately $584 million in four secured financings and (2) in April 2010, we issued $700 million aggregate principal amount of 5.625% senior notes due 2020. These transactions enhanced our liquidity position and, with cash balances as of August 2, 2010 of approximately $1.5 billion and borrowing capacity on our Unsecured Line of Credit of approximately $1.0 billion, we are well positioned to meet all of our current development funding obligations, repay near-term debt maturities and capitalize on new investment opportunities we find attractive.

We and our unconsolidated joint ventures also have an aggregate of approximately $290 million (of which our share is approximately $269 million) of construction loans maturing in 2010. Subject to satisfying certain conditions, we have the right to extend these facilities. Our Market Square North unconsolidated joint venture has approximately $81 million (of which our share is approximately $41 million) of secured debt maturing in December 2010, which we expect to refinance. On July 1, 2010, we used available cash to repay our remaining 2010 maturing mortgage loans collateralized by three assets in our Carnegie Center portfolio totaling approximately $55.8 million.

Effective as of August 3, 2010, we extended the maturity date under our $1.0 billion Unsecured Line of Credit to August 3, 2011. All other terms of the Unsecured Line of Credit remain unchanged. Our most significant capital commitments after 2010 are to fund our development program and repay or refinance expiring debt.

In addition to our Unsecured Line of Credit and property-specific debt, as of August 2, 2010 we also had approximately $4.7 billion of unsecured senior notes outstanding (including approximately $1.9 billion of exchangeable notes). All of this debt either matures or is subject to repurchase at the holders’ option between 2012 and 2020. We are focused on our medium-term debt maturities and, to date, we have repurchased approximately $186.3 million of our 2.875% exchangeable senior notes due 2037, which the holders may require us to repurchase in 2012, for approximately $185.5 million. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase unsecured senior notes and unsecured exchangeable senior notes for cash in open market purchases or privately negotiated transactions, or both. We will evaluate any such potential transactions in light of then-existing market conditions, taking into account the trading prices of the notes, our current liquidity and prospects for future access to capital.

In total, our remaining capital requirements, net of anticipated and potential funding from existing construction loans, to complete our developments, including Weston Corporate Center, is approximately $139.6 million, through mid 2012. With available cash, access to our Unsecured Line of Credit and the anticipated cash flow generated by the operating portfolio, we believe we have sufficient capacity to fund our remaining capital requirements and pursue attractive investment opportunities.

Finally, in certain prior years we were an active seller of real estate assets and, although we will consider additional asset sales, we do not expect any material asset sales in the near future.

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

Cash and cash equivalents were approximately $1.7 billion and $0.8 billion at June 30, 2010 and 2009, respectively, representing an increase of approximately $0.9 billion. The following table sets forth decreases in cash flows:

	Six months ended June 30,
	2010	2009	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$210,504	$316,937	$(106,433)
Net cash used in investing activities	(285,566)	(198,965)	(86,601)
Net cash provided by financing activities	329,577	459,763	(130,186)

Our principal source of cash flow is related to the operation of our office properties. The average term of our in-place tenant leases, including our unconsolidated joint ventures, is approximately 6.9 years with occupancy rates historically in the range of 92% to 95%. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties, secured and unsecured borrowings and equity offerings done by Boston Properties, Inc.

Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. Cash used in investing activities for the six months ended June 30, 2010, consisted primarily of funding our development projects and our investment in the unconsolidated joint venture that owns 125 West 55th Street to repay the joint venture’s outstanding mezzanine loans, and is detailed below:

Six months ended June 30, 2010
(in thousands)
Additions to real estate	$(251,893)
Proceeds from redemptions of investments in securities	2,442
Capital contributions to unconsolidated joint ventures	(61,105)
Capital distributions from unconsolidated joint ventures	24,990

Net cash used in investing activities	$(285,566)

Cash provided by financing activities for the six months ended June 30, 2010 totaled approximately $329.6 million. This consisted primarily of the net proceeds from the offering of our 5.625% senior notes due 2020 in April 2010 offset by the payments of distributions to our unitholders and the repurchase of a portion of our 2.875% exchangeable senior notes due 2037. Future debt payments are discussed below under the heading “Capitalization-Debt Financing.”

Capitalization

At June 30, 2010, our total consolidated debt was approximately $7.2 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 5.86% (with a coupon/stated rate of 5.28%) and the weighted-average maturity was approximately 4.8 years.

Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $18.8 billion at June 30, 2010. Total consolidated market capitalization was calculated using the June 30, 2010 closing stock price of $71.34 per common share and the following: (1) 159,075,622 outstanding common units of limited partnership (including 139,273,399 common units held by Boston Properties, Inc.), (2) an aggregate of 1,460,688 common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest, (3) an aggregate of 1,550,249 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and (4) our consolidated debt totaling approximately $7.2 billion. The calculation of total consolidated market capitalization does not include 1,080,938 2008 OPP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. Our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, at June 30, 2010, represented approximately 38.47% of our total consolidated market capitalization. This percentage will fluctuate with changes in the market value of Boston Properties, Inc.’s common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the consolidated debt to total consolidated market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

For a discussion of our unconsolidated joint venture indebtedness, see “Liquidity and Capital Resources—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Debt Financing

As of June 30, 2010, we had approximately $7.2 billion of outstanding consolidated indebtedness, representing approximately 38.47% of our total consolidated market capitalization as calculated above consisting of (1) $2.872 billion (net of discount) in publicly traded unsecured senior notes (excluding exchangeable senior notes) having a weighted-average interest rate of 5.94% per annum and maturities in 2013, 2015, 2019 and 2020; (2) $423.9 million (net of adjustment for the equity component allocation) of exchangeable senior notes having a GAAP interest rate of 5.958% per annum (an effective rate of 3.787% per annum, excluding the effect of the adjustment for the equity component allocation), an initial optional redemption date in 2013 and maturity in 2036; (3) $647.5 million (net of discount and adjustment for the equity component allocation) of exchangeable senior notes having a GAAP interest rate of 5.630% per annum (an effective rate of 3.462% per annum, excluding the effect of the adjustment for the equity component allocation), an initial optional redemption date in 2012 and maturing in 2037; (4) $677.4 million (net of discount and the adjustment for the equity component allocation ) of exchangeable senior notes having a GAAP interest rate of 6.555% per annum (an effective rate of 4.037%, excluding the effect of the adjustment for the equity component allocation) and maturing in 2014; and (5) $2.6 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 5.64% per annum and weighted-average term of 4.2 years. The table below summarizes our mortgage notes payable, our senior unsecured notes and our Unsecured Line of Credit at June 30, 2010 and June 30, 2009:

	June 30,
	2010	2009
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable	$2,213,693	$2,283,059
Variable rate mortgage notes payable	394,884	320,538
Unsecured senior notes, net of discount	2,871,909	1,472,617
Unsecured exchangeable senior notes, net of discount and adjustment for the equity component allocation	1,748,814	1,881,482

Total	$7,229,300	$5,957,696

Percent of total debt:
Fixed rate	94.54%	94.62%
Variable rate	5.46%	5.38%

Total	100.00%	100.00%

GAAP Weighted-average interest rate at end of period:
Fixed rate	6.08%	6.14%
Variable rate	2.07%	1.81%

Total	5.86%	5.91%

Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	5.48%	5.39%
Variable rate	1.84%	1.58%

Total	5.28%	5.18%

The variable rate debt shown above bears interest based on various spreads over the London Interbank Offered Rate or Eurodollar rates. As of June 30, 2010, the weighted-average interest rate on our variable rate debt was LIBOR/Eurodollar plus 1.50% per annum.

Unsecured Line of Credit

The lenders’ total commitment under our Unsecured Line of Credit is $1.0 billion. Our Unsecured Line of Credit bears interest at a variable interest rate equal to Eurodollar plus 0.475% per annum. Effective as of August 3, 2010, the maturity date was extended to August 3, 2011. All other terms of the unsecured revolving credit facility remain unchanged. There can be no assurance that we will be able to renew or replace the Unsecured Line of Credit upon maturity on favorable terms (including the lenders’ total commitment) or at all.

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

As of June 30, 2010, we had no borrowings and letters of credit totaling approximately $9.8 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $990.2 million. As of August 2, 2010, we had no borrowings outstanding under the Unsecured Line of Credit.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of June 30, 2010 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	6.250%	6.381%	$750,000	January 15, 2013
10 Year Unsecured Senior Notes	6.250%	6.291%	175,000	January 15, 2013
12 Year Unsecured Senior Notes	5.625%	5.693%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015
10 Year Unsecured Senior Notes	5.875%	5.967%	700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020

Total principal			2,875,000
Net discount			(3,091)

Total			$2,871,909

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (or 25 basis points in the case of the $250 million of notes that mature on June 1, 2015, 40 basis points in the case of the $700 million of notes that mature on October 15, 2019 and 30 basis points in the case of the $700 million of notes that mature on November 15, 2020), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our senior unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of June 30, 2010, we believe we were in compliance with each of these financial restrictions and requirements.

On April 19, 2010, we completed a public offering of $700.0 million in aggregate principal amount of our 5.625% senior notes due 2020. The notes were priced at 99.891% of the principal amount to yield 5.708% to maturity. The aggregate net proceeds to us, after deducting underwriter discounts and offering expenses, was approximately $693.5 million. The notes mature on November 15, 2020, unless earlier redeemed. Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 30 basis points. On April 7, 2010, in connection with the offering, we entered into two treasury lock agreements to fix the 10-year treasury rate at 3.873% per annum on notional amounts aggregating $350.0 million. We subsequently cash-settled the treasury lock agreements and received approximately $0.4 million, which amount will be recognized as a reduction to our interest expense over the term of the notes.

Unsecured exchangeable senior notes

The following summarizes the unsecured exchangeable senior notes outstanding as of June 30, 2010 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by Company	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A	February 15, 2014
2.875% Exchangeable Senior Notes	2.875%	3.462%	7.0430	(3)	676,194	February 20, 2012(4)	February 15, 2037
3.750% Exchangeable Senior Notes	3.750%	3.787%	10.0066	(5)	450,000	May 18, 2013(6)	May 15, 2036

Total principal					1,873,694
Net discount					(11,007)
Adjustment for the equity component allocation, net of accumulated amortization					(113,873)

Total					$1,748,814

(1)	Yield on issuance date including the effects of discounts on the notes but excluding the effects of the adjustment for the equity component allocation.
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of Boston Properties, Inc.’s common stock). In addition, we entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions were expected to have the effect of increasing the effective exchange price to us of the notes from $117.58 to approximately $137.17 per share (subject to adjustment), representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of Boston Properties, Inc.’s common stock. The net cost of the capped call transactions was approximately $44.4 million. As of June 30, 2010, the effective exchange price was $136.34 per share.

(3)	In connection with the special distribution of $5.98 per share of Boston Properties, Inc.’s common stock declared on December 17, 2007, the exchange rate was adjusted from 6.6090 to 7.0430 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $141.98 per share of Boston Properties, Inc.’s common stock.
(4)	Holders may require us to repurchase the notes for cash on February 15, 2012, 2017, 2022, 2027 and 2032 and at any time prior to their maturity upon a fundamental change, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the repurchase date.
(5)	In connection with the special distribution of $5.98 per share of Boston Properties, Inc.’s common stock declared on December 17, 2007, the exchange rate was adjusted from 9.3900 to 10.0066 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $99.93 per share of Boston Properties, Inc.’s common stock.
(6)	Holders may require us to repurchase the notes for cash on May 18, 2013 and May 15, 2016, 2021, 2026 and 2031 and at any time prior to their maturity upon a fundamental change, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the repurchase date.

During the six months ended June 30, 2010, we repurchased approximately $186.3 million aggregate principal amount of our 2.875% exchangeable senior notes due 2037, which the holders may require us to repurchase in February 2012, for approximately $185.5 million. The repurchased notes had an aggregate carrying value of approximately $177.3 million, resulting in the recognition of a loss on extinguishment of approximately $8.2 million during the six months ended June 30, 2010.

Mortgage Notes Payable

The following represents the outstanding principal balances due under the mortgage notes payable at June 30, 2010:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
599 Lexington Avenue	5.57%	5.41%	$750,000	$—	$750,000	(2)(3)	March 1, 2017
601 Lexington Avenue	7.19%	7.24%	461,475	578	462,053	(4)	May 11, 2011
Embarcadero Center Four	6.10%	7.02%	375,000	—	375,000	(5)	December 1, 2016
South of Market	1.35%	1.58%	187,957	—	187,957	(3)(6)	November 21, 2010
505 9th Street	5.73%	5.87%	128,886	—	128,886	(7)	November 1, 2017
Wisconsin Place Office	1.43%	1.66%	97,169	—	97,169	(3)(8)	January 29, 2011
One Freedom Square	7.75%	5.34%	67,749	2,278	70,027	(4)	June 30, 2012
New Dominion Tech Park, Bldg. Two	5.55%	5.58%	63,000	—	63,000	(3)	October 1, 2014
Democracy Tower	2.10%	2.29%	59,758	—	59,758	(3)(9)	December 19, 2010
202, 206 & 214 Carnegie Center	8.13%	8.22%	55,778	—	55,778	(10)	October 1, 2010
140 Kendrick Street	7.51%	5.25%	50,595	2,401	52,996	(4)	July 1, 2013
New Dominion Tech Park, Bldg. One	7.69%	7.84%	50,125	—	50,125		January 15, 2021
Reservoir Place	4.14%	4.40%	50,000	—	50,000	(11)	July 30, 2014
1330 Connecticut Avenue	7.58%	4.74%	45,498	885	46,383	(12)	February 26, 2011
Kingstowne Two and Retail	5.99%	5.61%	38,693	745	39,438	(12)	January 1, 2016
10 and 20 Burlington Mall Road	7.25%	7.31%	33,159	—	33,159	(13)	October 1, 2011
Sumner Square	7.35%	7.54%	25,101	—	25,101		September 1, 2013
Montvale Center	5.93%	6.07%	25,000	—	25,000	(3)	June 6, 2012
Kingstowne One	5.96%	5.68%	18,632	215	18,847	(12)	May 5, 2013
University Place	6.94%	6.99%	17,900	—	17,900		August 1, 2021
Atlantic Wharf	N/A	N/A	—	—	—	(14)	April 21, 2012

Total			$2,601,475	$7,102	$2,608,577

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required by EITF 98-1. All adjustments related to EITF 98-1 are noted above.
(2)	On December 19, 2006, we terminated the forward-starting interest rate swap contracts related to this financing and received approximately $10.9 million, which amount is reducing our interest expense for this mortgage over the term of the financing, resulting in an effective interest rate of 5.41% per annum for the financing. The stated interest rate is 5.57% per annum.
(3)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(4)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon redemption of the outside members’ equity interest in the limited liability company that owns the property to reflect the fair value of the note.
(5)	On November 13, 2008, we closed on an eight-year, $375.0 million mortgage loan collateralized by this property. The mortgage loan bears interest at a fixed rate of 6.10% per annum. Under our interest rate hedging program, we will reclassify into earnings over the eight-year term of the loan as an increase in interest expense approximately $26.4 million (approximately $3.3 million per year) of the amounts recorded on our Consolidated Balance Sheets within Accumulated Other Comprehensive Loss resulting in an effective interest rate of 7.02% per annum.
(6)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.00% per annum and matures on November 21, 2010 with a one-year extension option, subject to certain conditions.
(7)	This property is owned by a consolidated joint venture in which we have a 50% interest.
(8)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.10% per annum and matures on January 29, 2011 with two, one-year extension options, subject to certain conditions. This property is owned by a consolidated joint venture in which we have a 66.67% interest.
(9)	Represents the amount that we have drawn under our $65.0 million construction loan facility. The construction financing bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on December 19, 2010 with two, one-year extension options, subject to certain conditions.
(10)	On July 1, 2010, we used available cash to repay the mortgage loans. There was no prepayment penalty.
(11)	The mortgage financing bore interest at a variable rate equal to LIBOR plus 3.85% per annum. On July 29, 2010, we modified the mortgage loan. The modification reduced the interest rate to a variable rate equal to LIBOR plus 2.20% per annum. All other terms of the mortgage loan remain unchanged.
(12)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the assumed note.
(13)	Includes outstanding indebtedness secured by 91 Hartwell Avenue.
(14)	We have not drawn any amounts under our $215.0 million construction loan facility. The construction financing bears interest at a variable rate equal to LIBOR plus 3.00% per annum and matures on April 21, 2012 with two, one-year extension options, subject to certain conditions.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

We have investments in thirteen unconsolidated joint ventures (including our investment in the Value-Added Fund) with our effective ownership interests ranging from 5% to 60%. Eleven of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At June 30, 2010, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $3.2 billion (of which our proportionate share is approximately $1.5 billion). The table below summarizes the outstanding debt of these joint venture properties at June 30, 2010. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
General Motors Building:
Secured 1st Mortgage	60%	5.95%	6.50%	$1,300,000	$(46,632)	$1,253,368	(2)(3)(4)	October 7, 2017
Mezzanine Loan	60%	6.02%	8.00%	306,000	(37,659)	268,341	(2)(3)(5)	October 7, 2017
Partner Loans	60%	11.00%	11.00%	450,000	—	450,000	(6)	June 9, 2017
125 West 55th Street.	60%	6.09%	6.19%	206,594	—	206,594	(7)	March 10, 2015(8)
Two Grand Central Tower	60%	6.00%	6.07%	179,641	—	179,641		April 10, 2015
540 Madison Avenue	60%	5.20%	6.75%	119,200	(4,795)	114,405	(2)(9)	July 11, 2013
Metropolitan Square	51%	5.75%	5.81%	175,000	—	175,000		May 5, 2020
Market Square North	50%	7.70%	7.74%	81,763	—	81,763		December 19, 2010
Annapolis Junction	50%	1.52%	1.73%	42,698	—	42,698	(3)(10)	September 12, 2010
Mountain View Tech. Park	39.5%	5.54%	5.87%	24,378	—	24,378	(3)(11)(12)	March 31, 2011
Mountain View Research Park	39.5%	5.14%	5.38%	111,633	—	111,633	(3)(11)(13)	May 31, 2011
500 North Capitol	30%	5.75%	6.32%	22,000	—	22,000	(3)(14)	March 31, 2013
901 New York Avenue	25%	5.19%	5.27%	163,921	—	163,921		January 1, 2015
One & Two Circle Star Way	25%	6.57%	6.67%	42,000	—	42,000	(3)(11)(15)	September 1, 2013
300 Billerica Road	25%	5.69%	6.04%	7,500	—	7,500	(3)(11)	January 1, 2016
Wisconsin Place Retail	5%	1.73%	1.89%	62,996	—	62,996	(3)(16)	March 29, 2011

Total				$3,295,324	$(89,086)	$3,206,238

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges and adjustments required by EITF 98-1. All adjustments related to EITF 98-1 are noted above.
(2)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the assumed note.
(3)	The loan requires interest only payments with a balloon payment due at maturity.
(4)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of June 30, 2010, the maximum funding obligation under the guarantee was approximately $21.1 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.
(5)	Principal amount does not include the assumed mezzanine loan with an aggregate principal amount of $294.0 million and a stated rate of 6.02% per annum, as the venture acquired the lenders’ interest in this loan for a purchase price of approximately $263.1 million in cash.
(6)	In connection with the capitalization of the joint venture, loans in an aggregate of $450.0 million were funded by the venture’s partners on a pro-rata basis. Our share of the partner loans totaling $270.0 million has been reflected in Related Party Note Receivable on our Consolidated Balance Sheets.
(7)

In connection with the refinancing of this property’s secured loan by the joint venture, we have guaranteed the joint venture’s obligation to fund an escrow related to certain lease rollover costs in lieu of an initial cash deposit for the full amount. The maximum funding obligation under the guarantee was $21.3 million. At closing, the joint venture funded a

$10.0 million cash deposit into an escrow account and the remaining $11.3 million will be further reduced with scheduled monthly deposits from operating cash flows. As of June 30, 2010, the maximum funding obligation under the guarantee was approximately $9.9 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.

(8)	On July 23, 2010, the joint venture extended the maturity date of the loan to March 10, 2020. All other terms of the mortgage loan remain unchanged.
(9)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund tenant improvements and leasing commissions.
(10)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.20% per annum and matures on September 12, 2010 with two, one-year extensions options, subject to certain conditions. In addition, we have guaranteed the repayment of approximately $9.1 million of principal (as well as interest on the loan), which amount is subject to reduction and eventual elimination upon attaining certain debt service coverage ratios.
(11)	This property is owned by the Value-Added Fund.
(12)	Mortgage financing totals $26.0 million (of which approximately $24.4 million has been disbursed as of June 30, 2010). The mortgage bears interest at a variable rate of LIBOR plus 1.50% and matures on March 31, 2011 with two, one-year extension options. The Value-Added Fund entered into an interest rate swap contract to fix the one-month LIBOR index rate at 4.085% per annum on a notional amount of $24 million. The swap contract went into effect on June 12, 2008 and expires on March 31, 2011.
(13)	Mortgage financing totals $120.0 million (of which $103.0 million was drawn at closing, $8.6 million was drawn to fund tenant and capital costs, and the remaining $8.4 million is available to fund future tenant and capital costs). The mortgage bears interest at a variable rate of LIBOR plus 1.75% and matures on May 31, 2011 with two, one-year extension options. The Value-Added Fund has guaranteed the payment of interest on the loan. In addition, the Value-Added Fund has entered into three interest rate swap contracts to fix the one-month LIBOR index rate at 3.63% per annum on an aggregate notional amount of $103 million. The swap contracts went into effect on June 2, 2008 and expires on April 1, 2011.
(14)	Mortgage loan bears interest at a variable rate equal to the greater of (1) the prime rate, as defined in the loan agreement, or (2) 5.75% per annum.
(15)	During December 2009, the Value-Added Fund recognized a non-cash impairment charge in accordance with the guidance in ASC 360 (formerly known as SFAS No. 144) related to its One and Two Circle Star Way properties in San Carlos, California totaling approximately $24.6 million, of which our share was approximately $4.2 million, which amount reflects the reduction in our basis of approximately $2.0 million from previous impairment losses. The One and Two Circle Star Way properties are vacant and leasing activity continues to be challenging. The Value-Added Fund has a mortgage loan collateralized by the properties which is non-recourse to us and which expires in September 2013 and includes a cash escrow in place that is only sufficient to fund the interest expense and carrying costs for the next few months. In addition, the Value-Added Fund has guaranteed the payment of (1) an aggregate of approximately $5.0 million of unfunded tenant improvement costs and leasing commissions and (2) one year of real estate taxes. The Value-Added Fund is currently in discussions with the lender to modify the loan. If it is unable to reach an agreement with the lender, the Value-Added Fund may default on the mortgage loan and the lender may exercise its remedies.
(16)	Amount represents outstanding construction financing under a $66.0 million loan commitment collateralized by the retail entity of Wisconsin Place. Wisconsin Place is a mixed-use development project consisting of office, retail and residential properties located in Chevy Chase, Maryland. The construction financing bears interest at a variable rate equal to LIBOR plus 1.375% per annum and matures on March 29, 2011 with a one-year extension option subject to certain conditions. In addition, we have guaranteed the repayment of approximately $825,000 of principal (as well as our share of interest on the loan, taxes and operating expenses), which amount is subject to reduction upon attaining a prescribed debt service coverage ratio.

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

The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership to FFO for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010	2009
	(in thousands)
Net income attributable to Boston Properties Limited Partnership.	$72,842	$80,466
Add:
Noncontrolling interests in property partnerships	864	691
Noncontrolling interest—redeemable preferred units	836	972
Less:
Income (loss) from unconsolidated joint ventures	7,465	(351)
Gains on sales of real estate	969	4,493

Income before income (loss) from unconsolidated joint ventures, gains on sales of real estate and net income attributable to noncontrolling interests	66,108	77,987
Add:
Real estate depreciation and amortization(1)	109,000	118,303
Income (loss) from unconsolidated joint ventures	7,465	(351)
Less:
Noncontrolling interests in property partnerships’ share of funds from operations	1,697	1,199
Noncontrolling interest—redeemable preferred units	836	972

Funds from Operations	$180,040	$193,768

Weighted-average units outstanding—basic	159,660	145,635

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $79,345 and $84,949, our share of unconsolidated joint venture real estate depreciation and amortization of $30,124 and $33,798, less corporate related depreciation and amortization of $469 and $444 for the three months ended June 30, 2010 and 2009, respectively.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
	Income (Numerator)	Units (Denominator)	Income (Numerator)	Units (Denominator)
	(in thousands)		(in thousands)
Basic FFO	$180,040	159,660	$193,768	145,635
Effect of Dilutive Securities
Convertible Preferred Units	836	1,461	972	1,461
Stock Based Compensation	—	713	—	353

Diluted FFO	$180,876	161,834	$194,740	147,449

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

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2010, approximately $6.8 billion of our consolidated borrowings bore interest at fixed rates and approximately $394.9 million of our consolidated borrowings bore interest at variable rates. The fair value of these instruments is affected by changes in the market interest rates. As of June 30, 2010, the weighted-average interest rate on our variable rate debt was LIBOR/Eurodollar plus 1.50% per annum (for an all in rate as of June 30, 2010 of 1.84% per annum). The GAAP weighted average interest rate on the variable rate debt as of June 30, 2010 was 2.07% per annum. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, refer to Note 4 to the Consolidated Financial Statements and “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2010	2011	2012	2013	2014	2015+	Total	Estimated Fair Value
	(dollars in thousands) Secured debt
Fixed Rate	$68,930	$551,814	$106,641	$101,068	$76,546	$1,308,694	$2,213,693	$2,290,697
Average Interest Rate	7.88%	7.02%	5.68%	6.03%	5.79%	5.98%	6.28%
Variable Rate	247,715	97,169	345	827	48,828	—	394,884	396,332

	Unsecured debt
Fixed Rate	—	—	—	$924,075	—	$1,947,834	$2,871,909	$3,155,974
Average Interest Rate	—	—	—	6.36%	—	5.73%	5.94%
Variable Rate	—	—	—	—	—	—	—

	Unsecured exchangeable debt
Fixed Rate(1)	—	—	$670,282	$450,000	$742,405	—	$1,862,687
Adjustment for the equity component allocation	(19,059)	(39,997)	(29,327)	(23,052)	(2,438)	—	(113,873)

Total Fixed Rate	(19,059)	(39,997)	640,955	426,948	739,967	—	1,748,814	1,880,036
Average Interest Rate	—	—	5.63%	5.96%	6.56%	—	6.07%
Variable Rate	—	—	—	—	—	—	—

Total Debt	$297,586	$608,986	$747,941	$1,452,918	$865,341	$3,256,528	$7,229,300	$7,723,039

(1)	Amounts are included in the year in which the first optional redemption date occurs (or, in the case of the exchangeable notes due 2014, the year of maturity).

At June 30, 2010, the weighted-average coupon/stated rates on all of our fixed and variable rate debt was 5.48% and 1.84%, respectively. The weighted-average coupon/stated rates for our unsecured debt and unsecured exchangeable debt was 5.86% and 3.66%, respectively.

At June 30, 2010, our outstanding variable rate debt based on LIBOR totaled approximately $394.9 million. At June 30, 2010, the interest rate on our variable rate debt was approximately 2.07%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased by approximately $2.0 million for the six months ended June 30, 2010.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of our fiscal year ending December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

(a) On April 1, 2010, we issued 5,906 OP Units as partial consideration for the acquisition of a 30% interest in a joint venture entity that owns 500 North Capitol Street, NW located in Washington, DC. We issued the units in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based upon factual representations received from the member that received the OP Units.

Each time Boston Properties, Inc. issues shares of stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to us in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended June 30, 2010, in connection with issuances of common stock by Boston Properties, Inc. pursuant to exercises of stock options, the settlement of deferred stock awards and issuances to non-employee directors of restricted common stock under the Second Amendment and Restatement of the Boston Properties, Inc. 1997 Stock Option and Incentive Plan, we issued an aggregate of 167,064 common units to Boston Properties, Inc. in exchange for approximately $4.87 million, the aggregate proceeds to Boston Properties, Inc. of such common stock issuances. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Common Units Purchased		(b) Average Price Paid per Common Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plan or Program
April 1, 2010—April 30, 2010	—		—	N/A	N/A
May 1, 2010—May 31, 2010	710		$0.01	N/A	N/A
June 1, 2010—June 30, 2010	—		—	N/A	N/A

Total	710	(1)	$0.01	N/A	N/A

(1)	Represents common units previously held by Boston Properties, Inc. that were redeemed in connection with the repurchase of restricted shares of common stock of Boston Properties, Inc. in connection with the resignation of a director. Under the terms of the applicable restricted stock agreement, all of such shares were repurchased by Boston Properties, Inc. at a price of $0.01 per share, which was the amount originally paid by such director for such shares.

ITEM 3—Defaults Upon Senior Securities.

None.

ITEM 4—(Removed and Reserved)

ITEM 5—Other Information.

(a) None.

(b) None.

ITEM 6—Exhibits

(a) Exhibits

3.1	—	Form of Amended and Restated Certificate of Incorporation of Boston Properties, Inc. (incorporated by reference to Exhibit 3.1 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279).

3.2	—	Amended and Restated Certificate of Designations of Series E Junior Participating Cumulative Preferred Stock of Boston Properties, Inc. (incorporated by reference to Exhibit 3.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on June 18, 2007).

3.3	—	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Boston Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K of Boston Properties, Inc. filed on May 20, 2010).

3.4	—	Second Amended and Restated Bylaws of Boston Properties, Inc. (incorporated by reference to Exhibit 3.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on October 24, 2008).

3.5	—	Amendment to Second Amended and Restated By-laws of Boston Properties, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K of Boston Properties, Inc. filed on May 20, 2010).

4.1	—	Supplemental Indenture No. 9, dated as of April 19, 2010, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on April 19, 2010).

4.2	—	Form of 5.625% Senior Notes due 2020 (attached as Exhibit A to Supplemental Indenture No. 9 filed as Exhibit 4.1 hereto) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on April 19, 2010).

12.1	—	Calculation of Ratios of Earnings to Fixed Charges and Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Distributions.

31.1	—	Certification of Chief Executive Officer of Boston Properties, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer of Boston Properties, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer of Boston Properties, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer of Boston Properties, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	—

The following materials from Boston Properties Limited Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner

August 6, 2010	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer (duly authorized officer and principal financial officer)