Form 10-Q
period 2010-09-30
BOSTON PROPERTIES LTD PARTNERSHIP
filed 2010-11-05
CIK 1043121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q

for the quarter ended September 30, 2010

PART I. FINANCIAL INFORMATION

ITEM  1—Financial Statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for unit amounts)

	September 30, 2010	December 31, 2009
ASSETS
Real estate, at cost	$9,579,106	$9,381,147
Construction in progress	1,003,508	563,645
Land held for future development	750,215	714,620
Less: accumulated depreciation	(2,204,338)	(2,000,917)

Total real estate	9,128,491	8,658,495
Cash and cash equivalents	1,270,074	1,448,933
Cash held in escrows	300,771	21,867
Investments in securities	7,911	9,946
Tenant and other receivables (net of allowance for doubtful accounts of $1,831 and $4,125, respectively)	113,655	93,240
Related party note receivable	270,000	270,000
Accrued rental income (net of allowance of $2,987 and $2,645, respectively)	421,008	363,121
Deferred charges, net	300,882	294,395
Prepaid expenses and other assets	42,391	17,684
Investments in unconsolidated joint ventures	792,434	763,636

Total assets	$12,647,617	$11,941,317

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$2,813,338	$2,643,301
Unsecured senior notes (net of discount of $2,942 and $2,611, respectively)	2,872,058	2,172,389
Unsecured exchangeable senior notes (net of discount of $9,785 and $15,529, respectively)	1,759,490	1,904,081
Unsecured line of credit	—	—
Accounts payable and accrued expenses	199,534	220,089
Distributions payable	81,068	80,536
Accrued interest payable	84,689	76,058
Other liabilities	104,914	127,538

Total liabilities	7,915,091	7,223,992

Commitments and contingencies	—	—

Noncontrolling interests:
Redeemable partnership units—1,113,044 preferred units outstanding (1,460,688 common units at redemption value, if converted) at September 30, 2010 and December 31, 2009	121,412	97,968

Redeemable partnership units—19,495,275 and 19,814,499 common units and 1,520,095 and 1,416,162 long term incentive units outstanding at redemption value at September 30, 2010 and December 31, 2009, respectively	1,750,228	1,431,666

Capital:
Boston Properties Limited Partnership partners’ capital—1,610,738 and 1,601,107 general partner units and 138,447,683 and 137,278,903 limited partner units outstanding at September 30, 2010 and December 31, 2009, respectively	2,854,158	3,182,020

Noncontrolling interests in property partnerships	6,728	5,671

Total capital	2,860,886	3,187,691

Total liabilities and capital	$12,647,617	$11,941,317

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands, except for per unit amounts)
Revenue
Rental:
Base rent	$310,459	$291,602	$918,665	$889,983
Recoveries from tenants	45,646	51,901	135,530	154,130
Parking and other	15,850	15,883	47,570	51,240

Total rental revenue	371,955	359,386	1,101,765	1,095,353
Hotel revenue	8,016	6,650	22,290	20,108
Development and management services	6,439	9,754	34,267	26,601
Interest and other	1,814	1,513	5,641	2,275

Total revenue	388,224	377,303	1,163,963	1,144,337

Expenses
Real estate operating:
Rental	128,041	129,020	376,310	377,611
Hotel	6,194	5,418	17,551	16,249
General and administrative	18,067	19,989	62,537	55,941
Acquisition costs	1,893	—	1,893	—
Interest	97,103	77,090	285,887	234,653
Depreciation and amortization	79,077	76,126	239,441	236,389
Loss (gain) from suspension of development	—	—	(7,200)	27,766
Losses from early extinguishments of debt	—	16	8,221	510
Gains from investments in securities	(731)	(1,317)	(253)	(1,924)

Total expenses	329,644	306,342	984,387	947,195

Income before income from unconsolidated joint ventures, gains on sales of real estate and net income attributable to noncontrolling interests	58,580	70,961	179,576	197,142
Income from unconsolidated joint ventures	11,565	6,350	26,940	11,096
Gains on sales of real estate	—	2,394	2,734	9,682

Net income	70,145	79,705	209,250	217,920
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships	(889)	(1,114)	(2,557)	(2,315)
Noncontrolling interest—redeemable preferred units	(820)	(772)	(2,548)	(2,734)

Net income attributable to Boston Properties Limited Partnership	$68,436	$77,819	$204,145	$212,871

Basic earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$0.43	$0.49	$1.28	$1.43

Weighted average number of common units outstanding	159,952	159,009	159,697	148,796

Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$0.43	$0.49	$1.27	$1.43

Weighted average number of common and common equivalent units outstanding	160,550	159,593	160,356	149,179

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Net income	$70,145	$79,705	$209,250	$217,920

Other comprehensive income:
Effective portion of interest rate contracts	—	—	421	—
Amortization of interest rate contracts	716	726	2,157	2,178

Other comprehensive income	716	726	2,578	2,178

Comprehensive income	70,861	80,431	211,828	220,098
Comprehensive income attributable to noncontrolling interests	(1,709)	(1,886)	(5,105)	(5,049)

Comprehensive income attributable to Boston Properties Limited Partnership	$69,152	$78,545	$206,723	$215,049

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income	$209,250	$217,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	239,441	236,389
Non-cash portion of interest expense	42,199	41,311
Settlement of accreted debt discount on repurchases of unsecured exchangeable senior notes	(13,230)	—
Non-cash compensation expense	26,725	20,136
Non-cash rental revenue	—	(3,600)
Losses from early extinguishments of debt	8,221	10
Gains from investments in securities	(253)	(1,924)
Loss (gain) from suspension of development	(7,200)	27,766
Income from unconsolidated joint ventures	(26,940)	(11,096)
Distributions of net cash flow from operations of unconsolidated joint ventures	9,189	7,876
Gains on sales of real estate	(2,734)	(9,682)
Change in assets and liabilities:
Cash held in escrows	(1,404)	1,289
Tenant and other receivables, net	2,922	17,871
Accrued rental income, net	(57,887)	(36,998)
Prepaid expenses and other assets	(24,107)	(19,576)
Accounts payable and accrued expenses	(30,720)	8,794
Accrued interest payable	8,631	(17,596)
Other liabilities	(19,998)	(7,875)
Tenant leasing costs	(29,251)	(23,099)

Total adjustments	123,604	229,996

Net cash provided by operating activities	332,854	447,916

Cash flows from investing activities:
Additions to real estate	(443,718)	(324,203)
Proceeds from mortgage loan placed in escrow	(267,500)	—
Deposits on real estate	(10,000)	—
Acquisition of note receivable	(22,500)	—
Proceeds from redemptions of investments in securities	2,288	3,078
Capital contributions to unconsolidated joint ventures	(61,426)	(9,822)
Capital distributions from unconsolidated joint ventures	27,150	2,662

Net cash used in investing activities	(775,706)	(328,285)

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(Unaudited)

	For the nine months ended September 30,
	2010	2009
	(in thousands)
Cash flows from financing activities:
Repayment of unsecured line of credit	—	(100,000)
Proceeds from mortgage notes payable	268,964	102,155
Repayments of mortgage notes payable	(301,531)	(119,268)
Proceeds from unsecured senior notes	699,237	—
Repurchases of unsecured exchangeable senior notes	(172,294)	—
Distributions	(243,253)	(276,432)
Net proceeds from equity transactions	21,933	846,827
Distributions to noncontrolling interests in property partnerships, net	(1,500)	(3,500)
Repayment of note payable	—	(25,000)
Deferred financing costs	(7,563)	(3,817)

Net cash provided by financing activities	263,993	420,965

Net increase (decrease) in cash and cash equivalents	(178,859)	540,596
Cash and cash equivalents, beginning of period	1,448,933	241,510

Cash and cash equivalents, end of period	$1,270,074	$782,106

Supplemental disclosures:
Cash paid for interest	$274,699	$248,117

Interest capitalized	$26,412	$37,179

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$6,927	$41,447

Mortgage note payable assumed in connection with the acquisition of real estate	$202,604	$—

Note receivable converted to real estate	$22,500	$—

Distributions declared but not paid	$81,068	$80,463

Conversions of redeemable partnership units to partners’ capital	$13,748	$1,981

Issuance of restricted securities to employees and directors	$19,222	$22,964

The accompanying notes are an integral part of these financial statements

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Boston Properties Limited Partnership (the “Company”), a Delaware limited partnership, is the entity through which Boston Properties, Inc., a self-administered and self-managed real estate investment trust (“REIT”), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Boston Properties, Inc. is the sole general partner of the Company and at September 30, 2010 owned an approximate 86.2% (85.9% at September 30, 2009) general and limited partnership interest in the Company. Partnership interests in the Company are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). In addition, in February 2008, the Company issued LTIP Units in connection with the granting to employees of 2008 outperformance awards (also referred to as “2008 OPP Units”). Because the rights, preferences and privileges of 2008 OPP Units differ from other LTIP Units granted to employees as part of the annual compensation process, unless specifically noted otherwise, all references to LTIP Units exclude 2008 OPP Units.

Unless specifically noted otherwise, all references to OP Units exclude units held by Boston Properties, Inc. A holder of an OP Unit may present such OP Unit to the Company for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Company is obligated to redeem such OP Unit for cash equal to the then value of a share of common stock of Boston Properties, Inc. (“Common Stock”). In lieu of a cash redemption, Boston Properties, Inc. may elect to acquire such OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that Boston Properties, Inc. owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. An LTIP Unit is generally the economic equivalent of a share of restricted common stock of Boston Properties, Inc. LTIP Units, whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Note 10).

At September 30, 2010, there was one series of Preferred Units outstanding (i.e., Series Two Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Company. Preferred Units may also be converted into OP Units or redeemed for cash at the election of the holder thereof or the Company in accordance with the terms and conditions set forth in the applicable amendment to the partnership agreement (See Note 10).

All references herein to the Company refer to Boston Properties Limited Partnership and its consolidated subsidiaries, collectively, unless the context otherwise requires.

Properties

At September 30, 2010, the Company owned or had interests in a portfolio of 145 commercial real estate properties (the “Properties”) aggregating approximately 38.2 million net rentable square feet, including five properties under construction totaling approximately 2.0 million net rentable square feet. In addition, the Company has structured parking for approximately 38,651 vehicles containing approximately 12.8 million square feet. At September 30, 2010, the Properties consist of:

•	139 office properties, including 120 Class A office properties (including three properties under construction) and 19 Office/Technical properties;

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	one hotel;

•	three retail properties; and

•	two residential properties (both of which are under construction).

The Company owns or controls undeveloped land parcels totaling approximately 513.3 acres. In addition, the Company has a noncontrolling interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company has pursued the acquisition of value-added investments in assets within its existing markets. The Company accounts for its investment in the Value-Added Fund using the equity method of accounting. The Company’s investments through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At September 30, 2010, the Value-Added Fund had investments in 26 buildings comprised of an office property in Chelmsford, Massachusetts and office complexes in San Carlos, California and Mountain View, California (See also Note 15).

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

For purposes of financial reporting disclosures, the Company estimates the fair value of mortgage notes payable, unsecured senior notes and unsecured exchangeable senior notes. The Company discounts the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt and unsecured notes based on current market rates for similar securities. In determining the current market rates, the

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company adds its estimates of market spreads to the quoted yields on federal government treasury securities with similar maturity dates to its debt. Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate. The following table presents the aggregate carrying value of the Company’s indebtedness and the Company’s corresponding estimate of fair value as of September 30, 2010 (in thousands):

	Carrying Amount		Estimated Fair Value
Mortgage notes payable	$2,813,338		$2,912,476
Unsecured senior notes	2,872,058		3,316,303
Unsecured exchangeable senior notes	1,759,490	(1)	1,973,879

Total	$7,444,886		$8,202,658

(1)	Includes the unamortized net impact of the adjustment for the equity component allocation totaling approximately $104.4 million (See Note 7).

3. Real Estate Activity During the Nine Months Ended September 30, 2010

Acquisitions

On July 1, 2010, the Company acquired the mortgage loan collateralized by a land parcel zoned for residential use located in Reston, Virginia for approximately $20.3 million. In connection with the acquisition of the loan, the Company entered into a forbearance agreement pursuant to which it obtained the fee interest in the land by deed in lieu of foreclosure.

On September 24, 2010, the Company acquired fee title to 510 Madison Avenue in New York City for a purchase price of approximately $287.0 million. The Company also incurred approximately $1.5 million of closing costs that were expensed in the three months ended September 30, 2010. Previously, on August 10, 2010, the Company had acquired the junior mezzanine loan that was secured by a pledge of a subordinate ownership interest in the property for a purchase price of approximately $22.5 million. 510 Madison Avenue is a newly-constructed, approximately 347,000 square foot Class A office tower. The Company has not included any pro forma information as the property is under development. In connection with the acquisition, the Company assumed the mortgage loan totaling approximately $202.6 million and at closing, the Company caused the assignment of the mortgage to a new lender and subsequently increased the amount borrowed to $267.5 million. This amount is fully secured by cash deposits included within “Cash Held in Escrows” in the Company’s Consolidated Balance Sheets. The mortgage financing bears interest at a variable rate equal to LIBOR plus 0.30% per annum and matures on February 24, 2012.

On September 27, 2010, the Company entered into an agreement to acquire Bay Colony Corporate Center in Waltham, Massachusetts for an aggregate purchase price of approximately $185.0 million. The purchase price consists of approximately $41.1 million of cash and the assumption of approximately $143.9 million of indebtedness. The debt being assumed is a securitized senior mortgage loan that bears interest at a fixed rate of 6.53% per annum and matures on June 11, 2012. The loan requires interest-only payments with a balloon payment due at maturity. The closing is scheduled to occur in the fourth quarter of 2010 and is subject to customary closing conditions and termination rights for transactions of this type. There can be no assurance that the acquisition will be completed on the terms or schedule currently contemplated, or at all. Bay Colony Corporate Center is an approximately 1,000,000 net rentable square foot, four-building Class A office park situated on a 58-acre site in Waltham, Massachusetts.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Developments

On February 6, 2009, the Company announced that it was suspending construction on its 1,000,000 square foot office building at 250 West 55th Street in New York City. During the nine months ended September 30, 2009, the Company recognized costs aggregating approximately $27.8 million related to the suspension of development, which amount included a $20.0 million contractual amount due pursuant to a lease agreement. During December 2009, the Company completed the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and as a result ceased interest capitalization on the project. On January 19, 2010, the Company paid $12.8 million related to the termination of the lease agreement. As a result, the Company recognized approximately $7.2 million of income during the nine months ended September 30, 2010.

On June 1, 2010, the Company placed in-service Weston Corporate Center, an approximately 356,000 net rentable square foot Class A office property located in Weston, Massachusetts. The property is 100% leased.

Dispositions

On April 14, 2008, the Company sold a parcel of land located in Washington, DC for approximately $33.7 million. The Company had previously entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet. Due to the Company’s involvement in the construction of the project, the gain on sale was deferred and has been recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs. During the nine months ended September 30, 2010, the Company completed construction of the project and recognized the remaining gain on sale totaling approximately $1.8 million. The Company has recognized a cumulative gain on sale of approximately $23.4 million.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consist of the following at September 30, 2010:

Entity	Properties	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50.0%
The Metropolitan Square Associates LLC	Metropolitan Square	51.0%
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(1)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	23.9	%(2)
Wisconsin Place Retail LLC	Wisconsin Place Retail	5.0%
RBP Joint Venture LLC	Eighth Avenue and 46th Street	50.0	%(3)
Boston Properties Office Value-Added Fund, L.P.	300 Billerica Road, One & Two Circle Star Way and Mountain View Research and Technology Parks	36.9	%(1)(4)
Annapolis Junction NFM, LLC	Annapolis Junction	50.0	%(5)
767 Venture, LLC	The General Motors Building	60.0%
2 GCT Venture LLC	Two Grand Central Tower	60.0%
540 Madison Venture LLC	540 Madison Avenue	60.0%
125 West 55th Street Venture LLC	125 West 55th Street	60.0%
500 North Capitol LLC	500 North Capitol Street, NW	30.0%

(1)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(2)	Represents the Company’s effective ownership interest. The Company has a 66.67%, 5% and 0% interest in the office, retail and residential joint venture entities, respectively, each of which owns a 33.33% interest in the entity owning the land and infrastructure of the project.
(3)	This property is not in operation and consists of assembled land.
(4)	Represents the Company’s effective ownership interest. The Company has a 25.0% interest in the 300 Billerica Road and One & Two Circle Star Way properties and a 39.5% interest in the Mountain View Research and Technology Park properties (See also Note 15).
(5)	Two of the three Annapolis Junction land parcels are undeveloped land.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
ASSETS
Real estate and development in process, net	$5,099,521	$5,149,868
Other assets	806,595	760,001

Total assets	$5,906,116	$5,909,869

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable	$3,257,015	$3,217,893
Other liabilities	986,624	1,071,904
Members’/Partners’ equity	1,662,477	1,620,072

Total liabilities and members’/partners’ equity	$5,906,116	$5,909,869

Company’s share of equity	$948,064	$927,184
Basis differentials(1)	(155,630)	(163,548)

Carrying value of the Company’s investments in unconsolidated joint ventures	$792,434	$763,636

(1)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials occur from impairment of investments and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

The combined summarized statements of operations of the unconsolidated joint ventures are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Total revenue(1)	$155,126	$148,885	$457,217	$445,827
Expenses
Operating	45,546	41,977	130,083	122,614
Interest	59,120	58,975	176,705	173,356
Depreciation and amortization	50,548	57,160	164,763	175,648
Other	3,581	—	3,581	—

Total expenses	158,795	158,112	475,132	471,618

Net loss	$(3,669)	$(9,227)	$(17,915)	$(25,791)

Company’s share of net loss	$(487)	$(4,174)	$(7,207)	$(12,619)
Impairment loss on investment	—	—	—	(7,357)
Basis differential	3,125	2,319	7,918	7,099
Elimination of inter-entity interest on partner loan	8,927	8,205	26,229	23,973

Income from unconsolidated joint ventures	$11,565	$6,350	$26,940	$11,096

(1)

Includes straight-line rent adjustments of $5.9 million and $6.7 million for the three months ended September 30, 2010 and 2009, respectively, and $19.8 million and $20.3 million for the nine months ended

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010 and 2009, respectively. Includes net “above-” and “below-market” rent adjustments of $30.5 million and $37.8 million for the three months ended September 30, 2010 and 2009, respectively, and $97.6 million and $115.1 million for the nine months ended September 30, 2010 and 2009, respectively.

On March 1, 2010, a joint venture in which the Company has a 60% interest refinanced at maturity its mortgage loan collateralized by 125 West 55th Street located in New York City. The mortgage loan totaling $200.0 million bore interest at a fixed rate of 5.75% per annum. The new mortgage loan totaling $207.0 million bears interest at a fixed rate of 6.09% per annum and was scheduled to mature on March 10, 2015. On July 23, 2010, the joint venture modified the mortgage loan by extending the maturity date of the loan to March 10, 2020. All other terms of the mortgage loan remain unchanged. In connection with the new mortgage loan, the Company has guaranteed the joint venture’s obligation to fund an escrow related to certain lease rollover costs in lieu of an initial cash deposit for the full amount. The maximum funding obligation under the guarantee was $21.3 million. At closing, the joint venture funded a $10.0 million cash deposit into the escrow account and the remaining $11.3 million will be further reduced with scheduled monthly deposits into the escrow account from operating cash flows. As of September 30, 2010, the maximum funding obligation under the guarantee was approximately $8.6 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. In addition, on February 25, 2010, the joint venture repaid outstanding mezzanine loans totaling $63.5 million utilizing available cash and cash contributions from the joint venture’s partners on a pro rata basis. The mezzanine loans bore interest at a weighted-average fixed rate of approximately 7.81% per annum and were scheduled to mature on March 1, 2010.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exchange of land parcels with a third party and received land parcels and development rights valued at approximately $6.4 million in exchange for a land parcel valued at approximately $5.4 million and cash of approximately $1.0 million.

On September 12, 2010, a joint venture in which the Company has a 50% interest exercised its right to extend the maturity date of its mortgage loan collateralized by Annapolis Junction located in Annapolis, Maryland. The mortgage loan totaling $42.7 million now matures on September 12, 2011 and bears interest at a variable rate equal to LIBOR plus 1.00% per annum. The mortgage loan includes an additional one-year extension option, subject to certain conditions. All other terms of the mortgage loan remain unchanged.

On September 20, 2010, a joint venture in which the Company has a 50% interest refinanced its mortgage loan collateralized by Market Square North located in Washington, DC. The previous mortgage loan totaling approximately $81.1 million bore interest at a fixed rate of 7.70% per annum and was scheduled to mature on December 19, 2010. The new mortgage loan totaling $130.0 million bears interest at a fixed rate of 4.85% per annum and matures on October 1, 2020.

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

On August 1, 2010, the Company modified the mortgage loan collateralized by its Reservoir Place property located in Waltham, Massachusetts. The mortgage loan totaling $50.0 million bore interest at a variable rate equal to LIBOR plus 3.85% per annum and matures on July 30, 2014. The modification reduced the interest rate to a variable rate equal to Eurodollar plus 2.20% per annum. All other terms of the mortgage loan remain unchanged.

On September 24, 2010, in connection with the acquisition of 510 Madison Avenue in New York City, the Company assumed the mortgage loan totaling approximately $202.6 million and at closing caused the assignment of the mortgage to a new lender and subsequently increased the amount borrowed to $267.5 million. This amount is fully secured by cash deposits included within “Cash Held in Escrows” in the Company’s Consolidated Balance Sheets. The mortgage financing bears interest at a variable rate equal to LIBOR plus 0.30% per annum and matures on February 24, 2012.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of September 30, 2010 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	6.250%	6.381%	$750,000	January 15, 2013
10 Year Unsecured Senior Notes	6.250%	6.291%	175,000	January 15, 2013
12 Year Unsecured Senior Notes	5.625%	5.693%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015
10 Year Unsecured Senior Notes	5.875%	5.967%	700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020

Total principal			2,875,000
Net unamortized discount			(2,942)

Total			$2,872,058

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

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

7. Unsecured Exchangeable Senior Notes

The following summarizes the unsecured exchangeable senior notes outstanding as of September 30, 2010 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by Company	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A	February 15, 2014
2.875% Exchangeable Senior Notes	2.875%	3.462%	7.0430	(3)	676,194	February 20, 2012(4)	February 15, 2037
3.750% Exchangeable Senior Notes	3.750%	3.787%	10.0066	(5)	450,000	May 18, 2013(6)	May 15, 2036

Total principal					1,873,694
Net unamortized discount					(9,785)
Adjustment for the equity component allocation, net of accumulated amortization					(104,419)

Total					$1,759,490

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Yield on issuance date including the effects of discounts on the notes but excluding the effects of the adjustment for the equity component allocation.
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of Boston Properties, Inc.’s common stock). In addition, the Company entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions were intended to increase the effective exchange price to the Company of the notes from $117.58 to approximately $137.17 per share (subject to adjustment), representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of Boston Properties, Inc.’s common stock. The net cost of the capped call transactions was approximately $44.4 million. As of September 30, 2010, the effective exchange price was $136.13 per share.
(3)	In connection with the special distribution of $5.98 per share of Boston Properties, Inc.’s common stock declared on December 17, 2007, the exchange rate was adjusted from 6.6090 to 7.0430 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $141.98 per share of Boston Properties, Inc.’s common stock.
(4)	Holders may require the Company to repurchase the notes for cash on February 15, 2012, 2017, 2022, 2027 and 2032 and at any time prior to their maturity upon a fundamental change, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the repurchase date.
(5)	In connection with the special distribution of $5.98 per share of Boston Properties, Inc.’s common stock declared on December 17, 2007, the exchange rate was adjusted from 9.3900 to 10.0066 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $99.93 per share of Boston Properties, Inc.’s common stock.
(6)	Holders may require the Company to repurchase the notes for cash on May 18, 2013 and May 15, 2016, 2021, 2026 and 2031 and at any time prior to their maturity upon a fundamental change, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the repurchase date.

The Company has separately accounted for the liability and equity components of its $862.5 million of 2.875% exchangeable senior notes due 2037, $450.0 million of 3.75% exchangeable senior notes due 2036 and $747.5 million of 3.625% exchangeable senior notes due 2014 by allocating the initial proceeds from the sale between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The Company measured the fair value of the debt components of the 2.875%, 3.75% and 3.625% exchangeable senior notes for the periods presented based on effective interest rates of 5.630%, 5.958% and 6.555%, respectively. The aggregate carrying amount of the debt component was approximately $1.76 billion and $1.90 billion (net of the adjustment for the equity component allocation (net of accumulated amortization) of approximately $104.4 million and $140.4 million) at September 30, 2010 and December 31, 2009, respectively. As a result, the Company attributed an aggregate of approximately $230.3 million of the proceeds to the equity component of the notes, which represents the excess proceeds received over the fair value of the notes at the date of issuance. The Company also reclassified approximately $1.0 million of deferred financing costs to Partners’ Capital, which represented the costs attributable to the equity components of the notes. The equity component of the notes has been reflected within Partners’ Capital in the Consolidated Balance Sheets. The carrying amount of the equity component was approximately $229.3 million at September 30, 2010 and December 31, 2009. The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption dates or, in the case of the 2014 notes, the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each debt security will increase in subsequent reporting periods through the first optional redemption date (or, in the case of the 2014 notes, the maturity date) as the debt accretes to its par value over the same period. The aggregate contractual interest expense was approximately $17.1 million and $18.6 million for the three months ended September 30, 2010 and 2009,

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively, and approximately $52.3 million and $55.8 million for the nine months ended September 30, 2010 and 2009, respectively. As a result of accounting for the exchangeable senior notes in a manner that reflects the Company’s nonconvertible debt borrowing rate, the Company reported additional non-cash interest expense of approximately $9.5 million and $9.8 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $28.8 million and $28.7 million for the nine months ended September 30, 2010 and 2009, respectively.

During the nine months ended September 30, 2010, the Company repurchased approximately $186.3 million aggregate principal amount of its 2.875% exchangeable senior notes due 2037, which the holders may require the Company to repurchase in February 2012, for approximately $185.5 million. The repurchased notes had an aggregate carrying value of approximately $177.3 million, resulting in the recognition of a loss on extinguishment of approximately $8.2 million during the nine months ended September 30, 2010.

8. Unsecured Line of Credit

As of September 30, 2010, the Company had a $1.0 billion unsecured revolving credit facility (the “Unsecured Line of Credit”). The Company’s Unsecured Line of Credit bears interest at a variable interest rate equal to Eurodollar plus 0.475% per annum and was scheduled to mature on August 3, 2010, with a provision for a one-year extension at the option of the Company, subject to certain conditions. The Unsecured Line of Credit is a recourse obligation of the Company. Under the Unsecured Line of Credit, a facility fee equal to 0.125% per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in the Company’s unsecured debt ratings. The Unsecured Line of Credit involves a syndicate of lenders. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a negotiated LIBOR-based rate. There were no amounts outstanding on the Unsecured Line of Credit at September 30, 2010. Effective as of August 3, 2010, the maturity date under the Unsecured Line of Credit was extended to August 3, 2011. All other terms of the unsecured revolving credit facility remain unchanged.

The terms of the Unsecured Line of Credit require that the Company maintain a number of customary financial and other covenants on an ongoing basis, including: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within 180 days, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within 180 days, (5) a minimum net worth requirement, (6) an unsecured debt interest coverage ratio of at least 1.75 and (7) limitations on permitted investments, development, partially owned entities, business outside of commercial real estate and commercial non-office properties. At September 30, 2010, the Company was in compliance with each of these financial and other covenant requirements.

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

In connection with the assumption of the General Motors Building’s secured loan by the Company’s unconsolidated joint venture, 767 Venture, LLC, the Company guaranteed the unconsolidated joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of September 30, 2010, the maximum funding obligation under the guarantee was approximately $16.5 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. In connection with the refinancing of the 125 West 55th Street property’s secured loan by the Company’s unconsolidated joint venture, 125 West 55th Street Venture LLC, the Company has guaranteed the unconsolidated joint venture’s obligation to fund an escrow related to certain lease rollover costs in lieu of an initial cash deposit for the full amount. The maximum funding obligation under the guarantee was $21.3 million. At closing, the joint venture funded a $10.0 million cash deposit into the escrow account and the remaining $11.3 million will be further reduced with scheduled monthly deposits into the escrow account from operating cash flows. As of September 30, 2010, the maximum funding obligation under the guarantee was approximately $8.6 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. From time to time, the Company (or the applicable joint venture) has also agreed to guarantee portions of the principal, interest or other amounts in connection with other unconsolidated joint venture borrowings. In addition to the financial guarantees referenced above, the Company has agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of its unconsolidated joint venture loans.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

10. Noncontrolling Interests

Noncontrolling interests relate to the interests in the Company not owned by Boston Properties, Inc. and interests in property partnerships not wholly-owned by the Company. As of September 30, 2010, the noncontrolling interests consisted of 19,495,275 OP Units, 1,520,095 LTIP Units, 1,080,938 2008 OPP Units and 1,113,044 Series Two Preferred Units (or 1,460,688 OP Units on an as converted basis) held by parties other than Boston Properties, Inc.

Noncontrolling Interest—Redeemable Preferred Units

The Preferred Units at September 30, 2010 consisted solely of 1,113,044 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) a rate ranging from 5.00% to 7.00% per annum on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). Distributions on the Series Two Preferred Units are payable quarterly and, unless the greater rate described in the next sentence applies, accrue at 6.0% per annum. If distributions on the number of OP Units into which the Series Two Preferred Units are convertible are greater than distributions calculated using the rates described in the preceding sentence for the applicable quarterly period, then the greater distributions are payable instead. The holders of Series Two Preferred Units have the right to require the Company to redeem their units for cash at the redemption price of $50.00 per unit on May 12, 2011, May 14, 2012, May 14, 2013 and May 12, 2014. The maximum number of units that may be required to be redeemed from all holders on each of these dates is 1,007,662, which is one-sixth of the number of Series Two Preferred Units that were originally issued. The holders also had the right to have their Series Two Preferred Units redeemed for cash on May 12, 2009 and May 12, 2010, although no holder exercised such right. The Company also has the right, under certain conditions and at certain times, to redeem Series Two Preferred Units for cash and to convert into OP Units any Series Two Preferred Units that are not redeemed when they are eligible for redemption.

On February 16, 2010, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.75616 per unit. On May 17, 2010, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.73151 per unit. On August 16, 2010, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.75616 per unit.

Due to the redemption option and the conversion option existing outside the control of the Company, the Preferred Units are not included in Partners’ Capital and are reflected in the Consolidated Balance Sheets at an amount equivalent to the value of such units had such units been redeemed at September 30, 2010. The value of the Series Two Preferred Units had all of such units been converted and then redeemed at September 30, 2010 was approximately $121.4 million based on the closing price of Boston Properties, Inc.’s common stock of $83.12 per share on that date.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the activity of the noncontrolling interests—redeemable preferred units for the nine months ended September 30, 2010 and 2009 (in thousands):

Balance at January 1, 2010	$97,968
Net income	2,548
Distributions	(2,548)
Reallocation of partnership interest	23,444

Balance at September 30, 2010	$121,412

Balance at January 1, 2009	$80,338
Net income	2,734
Distributions	(2,734)
Reallocation of partnership interest	15,410

Balance at September 30, 2009	$95,748

Noncontrolling Interest—Common Units

During the nine months ended September 30, 2010, 473,469 OP Units were presented by the holders for redemption (including 94,541 OP Units issued upon conversion of LTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.

At September 30, 2010, the Company had outstanding 1,080,938 2008 OPP Units. Prior to the measurement date on February 5, 2011, 2008 OPP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of 2008 OPP Units, both vested and unvested, which 2008 OPP award recipients have earned, if any, based on the establishment of an outperformance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.

On January 29, 2010, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.50 per unit and a distribution on the 2008 OPP Units in the amount of $0.05 per unit to holders of record as of the close of business on December 31, 2009. On April 30, 2010, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.50 per unit and a distribution on the 2008 OPP Units in the amount of $0.05 per unit to holders of record as of the close of business on March 31, 2010. On July 30, 2010, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.50 per unit and a distribution on the 2008 OPP Units in the amount of $0.05 per unit to holders of record as of the close of business on June 30, 2010. On September 16, 2010, Boston Properties, Inc., as general partner of the Company, declared a distribution on the OP Units and LTIP Units in the amount of $0.50 per unit and a distribution on the 2008 OPP Units in the amount of $0.05 per unit, in each case payable on October 29, 2010 to holders of record as of the close of business on September 30, 2010.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the activity of the noncontrolling interests—common units for the nine months ended September 30, 2010 and 2009 (in thousands):

Balance at January 1, 2010	$1,431,666
Net income	26,192
Distributions	(32,069)
Equity compensation	24,306
Reallocation of partnership interest	300,133

Balance at September 30, 2010	$1,750,228

Balance at January 1, 2009	$1,147,057
Net income	29,100
Distributions	(35,905)
Equity compensation	18,724
Reallocation of partnership interest	246,503

Balance at September 30, 2009	$1,405,479

Pursuant to the Company’s Partnership Agreement, certain limited partners in the Company have the right to redeem all or any portion of their interest for cash from the Company. However, Boston Properties, Inc. may elect to acquire the limited partner’s interest by issuing its Common Stock in exchange for the interest. The amount of cash to be paid to the limited partner if the redemption right is exercised and Boston Properties, Inc. does not elect to issue its Common Stock is based on the trading price of Boston Properties, Inc.’s common stock at that time. Due to the redemption option existing outside the control of the Company, such limited partners’ units are not included in Partners’ Capital. The value of the OP Units not owned by Boston Properties, Inc. (including LTIP Units assuming that all conditions have been met for the conversion thereof) had all of such units been redeemed at September 30, 2010 was approximately $1.75 billion based on the closing price of Boston Properties, Inc.’s common stock of $83.12 per share.

Noncontrolling Interest—Property Partnerships

The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $6.7 million at September 30, 2010, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.

The following table reflects the activity of the noncontrolling interests—property partnerships for the nine months ended September 30, 2010 and 2009 (in thousands):

Balance at January 1, 2010	$5,671
Net income	2,557
Distributions	(1,500)

Balance at September 30, 2010	$6,728

Balance at January 1, 2009	$6,900
Net income	2,315
Distributions	(3,500)

Balance at September 30, 2009	$5,715

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Partners’ Capital

As of September 30, 2010, Boston Properties, Inc. owned 1,610,738 general partnership units and 138,447,683 limited partnership units.

During the nine months ended September 30, 2010, the Company issued 618,957 OP Units to Boston Properties, Inc. in connection with the exercise by certain employees of options to purchase Common Stock of Boston Properties, Inc.

During the nine months ended September 30, 2010, Boston Properties, Inc. acquired 473,469 OP Units in connection with the redemption of an equal number of redeemable OP Units from third parties.

On January 29, 2010, the Company paid a distribution in the amount of $0.50 OP Unit to unitholders of record as of the close of business on December 31, 2009. On April 30, 2010, the Company paid a distribution in the amount of $0.50 per OP Unit to unitholders of record as of the close of business on March 31, 2010. On July 30, 2010, the Company paid a distribution in the amount of $0.50 per OP Unit to unitholders of record as of the close of business on June 30, 2010. On September 16, 2010, Boston Properties, Inc., as general partner of the Company, declared a distribution in the amount of $0.50 per OP Unit payable on October 29, 2010 to unitholders of record as of the close of business on September 30, 2010.

12. Earnings Per Common Unit

The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership by the weighted-average number of common units outstanding during the period. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of the Company. As a result, the Series Two Preferred Units are considered participating securities and are included in the computation of basic and diluted earnings per common unit of the Company if the effect of applying the if-converted method is dilutive. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common unit pursuant to the two-class method. As a result, unvested restricted common stock of Boston Properties, Inc. and the Company’s LTIP Units and 2008 OPP Units are considered participating securities and are included in the computation of basic and diluted earnings per common unit of the Company if the effect of applying the if-converted method is dilutive. Because the 2008 OPP Units require Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes the 2008 OPP Units from the diluted earnings per common unit calculation. For the three and nine months ended September 30, 2010 and 2009, the absolute and relative return thresholds for the 2008 OPP Units were not met and as a result the 2008 OPP Units have been excluded from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 20,357,000 and 20,368,000 redeemable common units for the three months ended September 30, 2010 and 2009, respectively, and approximately 20,482,000 and 20,344,000 redeemable common units for the nine months ended September 30, 2010 and 2009, respectively.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the three months ended September 30, 2010
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$68,436	159,952	$0.43
Effect of Dilutive Securities:
Stock Based Compensation	—	598	(0.00)

Diluted Earnings:
Net income	$68,436	160,550	$0.43

	For the three months ended September 30, 2009
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$77,819	159,009	$0.49
Effect of Dilutive Securities:
Stock Based Compensation	—	584	(0.00)

Diluted Earnings:
Net income	$77,819	159,593	$0.49

	For the nine months ended September 30, 2010
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$204,145	159,697	$1.28
Effect of Dilutive Securities:
Stock Based Compensation	—	659	(0.01)

Diluted Earnings:
Net income	$204,145	160,356	$1.27

	For the nine months ended September 30, 2009
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$212,871	148,796	$1.43
Effect of Dilutive Securities:
Stock Based Compensation	—	383	(0.00)

Diluted Earnings:
Net income	$212,871	149,179	$1.43

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Stock Option and Incentive Plan

During the nine months ended September 30, 2010, Boston Properties, Inc. issued 69,499 shares of restricted common stock and the Company issued 252,597 LTIP Units to employees and directors under the 1997 Stock Option and Incentive Plan (the “1997 Plan”). Employees and directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit. The shares of restricted stock were valued at approximately $4.5 million ($65.31 per share weighted-average). The LTIP Units were valued at approximately $15.3 million ($60.49 per unit fair value weighted-average) using a Monte Carlo simulation method model. The per unit fair value of each LTIP Unit granted was estimated on the date of grant using the following assumptions: an expected life of 5.7 years, a risk-free interest rate of 2.60% and an expected price volatility of 36.0%. An LTIP Unit is generally the economic equivalent of a share of restricted stock in Boston Properties, Inc. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. The restricted stock and LTIP Units granted to employees between January 1, 2004 and October 2006 vest over a five-year term. Grants of restricted stock and LTIP Units made in and after November 2006 vest in four equal annual installments. Restricted stock and LTIP Units are measured at fair value on the date of grant based on the number of shares or units granted, as adjusted for forfeitures, and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Partners’ Capital in the Consolidated Balance Sheets. Stock-based compensation expense associated with restricted stock, LTIP Units and 2008 OPP Units was approximately $6.1 million and $6.2 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $26.0 million and $19.4 million for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, stock-based compensation expense includes an aggregate of approximately $5.8 million of remaining previously unvested stock-based compensation granted between 2006 and 2009 to Edward H. Linde, Boston Properties, Inc.’s former Chief Executive Officer, which expense was accelerated as a result of his passing on January 10, 2010. At September 30, 2010, there was $32.6 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and $4.9 million of unrecognized compensation expense related to unvested 2008 OPP Units that is expected to be recognized over a weighted-average period of approximately 2.4 years. If upon the conclusion of the three-year measurement period in February 2011, the 2008 OPP Awards are not earned, and therefore the program is terminated, the Company will accelerate the then remaining unrecognized compensation expense totaling approximately $4.3 million during the first quarter of 2011.

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

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services, general and administrative expenses, acquisition costs, interest expense, depreciation and amortization expense, loss (gain) from suspension of development, gains from investments in securities, losses from early extinguishments of debt, income from unconsolidated joint ventures, gains on sales of real estate and noncontrolling interests are not included in Net Operating Income as internal reporting addresses these items on a corporate level.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Information by geographic area and property type:

Three months ended September 30, 2010 (dollars in thousands):

	Greater Boston	Greater Washington, DC	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$94,016	$84,708	$111,383	$54,268	$16,041	$360,416
Office/Technical	7,627	3,912	—	—	—	11,539
Hotel	8,016	—	—	—	—	8,016

Total	109,659	88,620	111,383	54,268	16,041	379,971

% of Total	28.86%	23.32%	29.32%	14.28%	4.22%	100.00%
Real Estate Operating Expenses:
Class A	36,082	24,243	35,908	20,317	8,081	124,631
Office/Technical	2,417	993	—	—	—	3,410
Hotel	6,194	—	—	—	—	6,194

Total	44,693	25,236	35,908	20,317	8,081	134,235

% of Total	33.29%	18.80%	26.75%	15.14%	6.02%	100.00%

Net Operating Income	$64,966	$63,384	$75,475	$33,951	$7,960	$245,736

% of Total	26.44%	25.79%	30.71%	13.82%	3.24%	100.00%

Three months ended September 30, 2009 (dollars in thousands):

	Greater Boston	Greater Washington, DC	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$92,091	$82,336	$103,656	$54,047	$15,633	$347,763
Office/Technical	7,610	4,013	—	—	—	11,623
Hotel	6,650	—	—	—	—	6,650

Total	106,351	86,349	103,656	54,047	15,633	366,036

% of Total	29.05%	23.59%	28.32%	14.77%	4.27%	100.00%
Real Estate Operating Expenses:
Class A	35,565	24,581	37,769	20,486	7,238	125,639
Office/Technical	2,338	1,043	—	—	—	3,381
Hotel	5,418	—	—	—	—	5,418

Total	43,321	25,624	37,769	20,486	7,238	134,438

% of Total	32.23%	19.06%	28.09%	15.24%	5.38%	100.00%

Net Operating Income	$63,030	$60,725	$65,887	$33,561	$8,395	$231,598

% of Total	27.22%	26.22%	28.45%	14.49%	3.62%	100.00%

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine months ended September 30, 2010 (dollars in thousands):

	Greater Boston	Greater Washington, DC	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$273,702	$251,126	$332,301	$160,899	$49,046	$1,067,074
Office/Technical	22,808	11,883	—	—	—	34,691
Hotel	22,290	—	—	—	—	22,290

Total	318,800	263,009	332,301	160,899	49,046	1,124,055

% of Total	28.36%	23.40%	29.56%	14.32%	4.36%	100.00%
Real Estate Operating Expenses:
Class A	103,481	69,968	110,177	59,047	23,710	366,383
Office/Technical	6,790	3,137	—	—	—	9,927
Hotel	17,551	—	—	—	—	17,551

Total	127,822	73,105	110,177	59,047	23,710	393,861

% of Total	32.46%	18.56%	27.97%	14.99%	6.02%	100.00%

Net Operating Income	$190,978	$189,904	$222,124	$101,852	$25,336	$730,194

% of Total	26.15%	26.01%	30.42%	13.95%	3.47%	100.00%

Nine months ended September 30, 2009 (dollars in thousands):

	Greater Boston	Greater Washington, DC	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$274,510	$238,147	$335,370	$165,161	$46,936	$1,060,124
Office/Technical	23,047	12,182	—	—	—	35,229
Hotel	20,108	—	—	—	—	20,108

Total	317,665	250,329	335,370	165,161	46,936	1,115,461

% of Total	28.48%	22.44%	30.06%	14.81%	4.21%	100.00%
Real Estate Operating Expenses:
Class A	104,568	69,182	110,475	60,522	22,452	367,199
Office/Technical	7,178	3,234	—	—	—	10,412
Hotel	16,249	—	—	—	—	16,249

Total	127,995	72,416	110,475	60,522	22,452	393,860

% of Total	32.50%	18.38%	28.05%	15.37%	5.70%	100.00%

Net Operating Income	$189,670	$177,913	$224,895	$104,639	$24,484	$721,601

% of Total	26.28%	24.66%	31.17%	14.50%	3.39%	100.00%

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of Net Operating Income to net income attributable to Boston Properties Limited Partnership:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net Operating Income	$245,736	$231,598	$730,194	$721,601
Add:
Development and management services income	6,439	9,754	34,267	26,601
Interest and other income	1,814	1,513	5,641	2,275
Income from unconsolidated joint ventures	11,565	6,350	26,940	11,096
Gains on sales of real estate	—	2,394	2,734	9,682
Less:
General and administrative expense	18,067	19,989	62,537	55,941
Acquisition costs	1,893	—	1,893	—
Interest expense	97,103	77,090	285,887	234,653
Depreciation and amortization expense	79,077	76,126	239,441	236,389
Loss (gain) from suspension of development	—	—	(7,200)	27,766
Losses from early extinguishments of debt	—	16	8,221	510
Gains from investments in securities	(731)	(1,317)	(253)	(1,924)
Noncontrolling interest in property partnerships	889	1,114	2,557	2,315
Noncontrolling interest—redeemable preferred units	820	772	2,548	2,734

Net income attributable to Boston Properties Limited Partnership	$68,436	$77,819	$204,145	$212,871

15. Subsequent Events

On October 1, 2010, the Company modified its construction loan facility collateralized by its Atlantic Wharf development project in Boston, Massachusetts. The construction loan facility totaling $215.0 million bears interest at a variable rate equal to LIBOR plus 3.00% per annum and matures on April 21, 2012 with two, one-year extension options, subject to certain conditions. The modification consisted of releasing from collateral the residential portion of the project and reducing the loan commitment to $192.5 million. All other terms of the mortgage loan remain unchanged. The Company has not drawn any amounts under the facility.

On October 4, 2010, the Company entered into an agreement to acquire the John Hancock Tower and Garage in Boston, Massachusetts for an aggregate purchase price of approximately $930.0 million. The purchase price consists of approximately $289.5 million of cash and the assumption of approximately $640.5 million of indebtedness. The debt being assumed is a securitized senior mortgage loan that bears interest at a fixed rate of 5.68% per annum and matures on January 6, 2017. The Company posted a cash deposit of $50.0 million on October 4, 2010 to secure its obligations under the agreement, which amount will be credited to the Company at closing. The closing is expected to occur in the fourth quarter of 2010 and is subject to customary closing conditions and termination rights for transactions of this type, as well as certain post-closing indemnification and construction completion obligations of the seller described below that are secured by a guarantee issued by affiliates of the seller. There can be no assurance that the acquisition will be completed on the terms or schedule currently contemplated, or at all. Under the agreement, the seller has agreed to (1) fund the cost of and complete certain capital projects and (2) fund the cost of certain tenant improvements, both of which are currently underway, totaling approximately $46 million. The John Hancock Tower is a 62-story, approximately 1,700,000 net rentable square foot office tower located in Boston’s Back Bay neighborhood. The garage is an eight-level, 2,013 space parking facility.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 8, 2010, Frederick J. Iseman resigned as a Director of Boston Properties, Inc. to devote more time to his other business interests. Mr. Iseman confirmed to Boston Properties, Inc.’s Board of Directors that his resignation was not due to a disagreement with Boston Properties, Inc. on any matter relating to Boston Properties, Inc.’s operations, policies or procedures.

On October 20, 2010, the Company closed a transaction with a financial institution (the “HTC Investor”) related to the historic rehabilitation of the residential component of the Company’s Atlantic Wharf development in Boston, Massachusetts (the “residential project”). The residential project is expected to result in the development of approximately 75 to 90 units of residential rental apartments and approximately 10,000 to 20,000 square feet of retail space. Because, as a REIT, Boston Properties, Inc. may not take full advantage of available historic tax credits, the Company admitted the HTC Investor as a partner in the residential project. The HTC Investor has agreed to contribute an aggregate of approximately $14 million to the project in three installments in 2010 and 2011, subject to the Company’s achievement of certain conditions that include construction milestones and its compliance with the federal rehabilitation regulations. In exchange for its contribution, the HTC Investor will receive substantially all of the benefits derived from the tax credits.

On October 20, 2010, the Company used available cash to repay the mortgage loan collateralized by its South of Market property located in Reston, Virginia totaling approximately $188.0 million. The mortgage loan bore interest at a variable rate equal to LIBOR plus 1.00% per annum and was scheduled to mature on November 21, 2010. There was no prepayment penalty.

On October 20, 2010, the Company used available cash to repay the mortgage loan collateralized by its Democracy Tower property located in Reston, Virginia totaling approximately $59.8 million. The mortgage loan bore interest at a variable rate equal to LIBOR plus 1.75% per annum and was scheduled to mature on December 19, 2010. There was no prepayment penalty.

On October 21, 2010, the Company’s Value-Added Fund conveyed the fee simple title to its One and Two Circle Star Way properties and paid $3.8 million to the lender in satisfaction of its outstanding obligations under the existing mortgage loan. The mortgage loan had an outstanding principal amount of $42.0 million, bore interest at a fixed rate of 6.57% per annum and was scheduled to mature on September 1, 2013. The Value-Added Fund had guaranteed the payment of (1) an aggregate of approximately $5.0 million of unfunded tenant improvement costs and leasing commissions and (2) one year of real estate taxes. The Company had an effective ownership interest of 25% in the One and Two Circle Star Way properties.

On November 1, 2010, the Company used available cash to repay the mortgage loan collateralized by its 10 & 20 Burlington Mall Road property located in Burlington, Massachusetts and 91 Hartwell Avenue property located in Lexington, Massachusetts totaling approximately $32.8 million. The mortgage loan bore interest at a fixed rate of 7.25% per annum and was scheduled to mature on October 1, 2011. The Company paid a prepayment penalty totaling approximately $0.3 million associated with the repayment.

On November 1, 2010, the Company used available cash to repay the mortgage loan collateralized by its 1330 Connecticut Avenue property located in Washington, DC totaling approximately $45.0 million. The mortgage loan bore interest at a fixed rate of 7.58% per annum and was scheduled to mature on February 26, 2011. There was no prepayment penalty.

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

Our core strategy has always been to operate in supply-constrained markets with high barriers to entry and to focus on executing long-term leases with financially strong tenants. Historically, this combination has tended to reduce our exposure in down cycles and we believe this is proving to be true once again. While the high rate of unemployment continues to negatively impact the fundamentals of our business, including overall market occupancy and rental rates, we are seeing signs of stability in all of our markets and gradual improvement in select submarkets.

To be successful in the current leasing environment, we believe all aspects of the tenant-landlord relationship must be considered. In this regard, we believe that our understanding of tenants’ short- and long-term space needs in the local markets, our relationships with local brokers, our reputation as a premier operator of Class A office properties and our ability to consummate transactions and fund necessary tenant improvements at our buildings provide a competitive advantage that is helping us during these challenging times. This is evidenced by the fact that during the first three quarters of 2010 we signed leases for more than 4.3 million square feet of space, which approximates our full-year average over the past five years. We continue to believe that general office market conditions are dependent on the impact of a recovery in the labor markets, and we are therefore not predicting significant rental rate growth or markedly fewer landlord concessions in the near-term.

As of September 30, 2010, leases representing approximately 2.2% and 8.2% of the space at our office properties expire during the remainder of 2010 and the full year of 2011, respectively. While rental rates in our markets appear to have stabilized, as leases expire, assuming no change in current market rental rates, we expect the rental rates we are likely to achieve on any new leases will be less than the rates currently being paid, thereby generally resulting in less revenue from the same space. For example, we estimate that the average rent currently paid by our office tenants for leases that expire during 2011 is approximately 9% greater than current market rates for comparable space. Because the individual labor and industry markets may recover at different paces, we may see varying degrees of strength or softness in our core markets. We expect tenants in our markets to continue to take advantage of the ability to upgrade to high-quality space like ours, particularly those who value our operational expertise and financial stability when making their leasing decisions.

Current market conditions, characterized by overleveraged real estate assets and property owners with insufficient capital resources, have provided opportunities for well capitalized companies and seasoned operators, such as us, to acquire high-quality assets. We continue to explore opportunities to acquire properties through outright property acquisitions, joint venture arrangements and the purchase of first mortgage, mezzanine or other debt. Over the past three months, we have either acquired, or signed agreements to acquire, three Class A office properties which we had been monitoring and evaluating for some time, including 510 Madison Avenue in New York City, The John Hancock Tower in Boston and Bay Colony Corporate Center in Waltham, Massachusetts. Each of these properties was for sale because of the aggressive capital structures used to develop or purchase them during the last economic cycle when high-leverage debt capital was easily obtainable. We believe these acquisitions present attractive opportunities for long-term value creation through the use of our operational, managerial and financial strength. The acquisition of the approximately 1,700,000 square foot iconic John Hancock Tower will strengthen our foothold in Boston’s Back Bay office market by enabling us to control approximately 40% of the Class A tower space in the submarket. In addition, Bay Colony Corporate Center, an approximately 1,000,000 square foot, four-building office park which has undergone four ownership changes over the past few years, has experienced deteriorating occupancy and has recently received minimal capital investment. These factors present an attractive repositioning and leasing opportunity for a developer and manager such as us. Finally, 510 Madison Avenue is a newly constructed, approximately 347,000 square foot office building, which has been largely ignored by the leasing community due to its previous uncertain ownership status, and provides an opportunity to lease high-quality space in a supply-constrained market.

We also believe that other opportunities like these will present themselves over the foreseeable future. However, potential buyers have also become more aggressive about expectations for a recovery as evidenced by the high level of interest we are seeing in marketed assets. The combination of relatively low interest rates and the abundance of capital seeking high-quality assets may have a dampening effect on return expectations. While our management team is actively seeking opportunities, we will maintain our disciplined investment strategy, which focuses on high-quality assets in supply-constrained markets that have historically provided long-term value creation.

Given the favorable low interest rate environment and the opportunity to further enhance our capital position, we have also been active in the capital markets. Since January 1, 2010, five of our unconsolidated joint ventures have refinanced approximately $714 million in secured financings, and in April we completed a public offering of $700 million aggregate principal amount of 5.625% senior notes due in 2020 that raised aggregate net proceeds of approximately $694 million. After funding approximately $310 million for the acquisition of 510 Madison Avenue, our cash position at September 30, 2010 was approximately $1.3 billion. To date in the fourth quarter of 2010, we have repaid another approximately $326 million of mortgage debt and we expect to fund an aggregate of approximately $330 million to close the acquisitions of The John Hancock Tower and Bay Colony Corporate Center. After doing so, our remaining liquidity, including available cash of approximately $600 million and full availability under our $1.0 billion line of credit, is expected to provide sufficient capacity to fund the completion of our development pipeline and provide capital for future investments. We believe the quality of our assets and our strong balance sheet are attractive to lenders’ and equity investors’ current investment selectivity and should enable us to continue to access multiple sources of capital.

We believe the successful lease-up and completion of our development pipeline will enhance our long-term return on equity and earnings growth as these developments are placed in-service through 2012. We are working toward the commencement of new developments in the Washington, DC market in 2011 where we have significant interest from tenants for office space, as well as a residential development in the urban core of Reston Town Center.

Transactions during the three months ended September 30, 2010 included the following:

•

On July 1, 2010, we used available cash to repay the mortgage loans collateralized by our 202, 206 & 214 Carnegie Center properties located in Princeton, New Jersey totaling approximately $55.8 million. The mortgage loans bore interest at a fixed rate of 8.13% per annum and were scheduled to mature on October 1, 2010. There was no prepayment penalty.

•

On July 1, 2010, we acquired the mortgage loan collateralized by a land parcel zoned for residential use located in Reston, Virginia for approximately $20.3 million. In connection with the acquisition of the loan, we entered into a forbearance agreement pursuant to which we obtained the fee interest in the land by deed in lieu of foreclosure.

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

•

On August 1, 2010, we modified the mortgage loan collateralized by our Reservoir Place property located in Waltham, Massachusetts. The mortgage loan totaling $50.0 million bore interest at a variable rate equal to LIBOR plus 3.85% per annum and matures on July 30, 2014. The modification reduced the interest rate to a variable rate equal to Eurodollar plus 2.20% per annum. All other terms of the mortgage loan remain unchanged.

•

Effective as of August 3, 2010, the maturity date under our $1.0 billion unsecured revolving credit facility was extended to August 3, 2011. All other terms of the unsecured revolving credit facility remain unchanged.

•

On September 12, 2010, an unconsolidated joint venture in which we have a 50% interest exercised its right to extend the maturity date of its mortgage loan collateralized by Annapolis Junction located in Annapolis, Maryland. The mortgage loan totaling $42.7 million now matures on September 12, 2011 and bears interest at a variable rate equal to LIBOR plus 1.00% per annum. The mortgage loan includes an additional one-year extension option, subject to certain conditions. All other terms of the mortgage loan remain unchanged.

•

On September 14, 2010, we executed an approximately 523,000 square foot 20-year lease with the Defense Intelligence Agency for our 12300 & 12310 Sunrise Valley Drive properties located in Reston, Virginia, which are currently 100% leased. We intend to redevelop the properties and expect to complete 12310 Sunrise Valley Drive during the first quarter of 2012 and 12300 Sunrise Valley Drive during the second quarter of 2013.

•

On September 20, 2010, an unconsolidated joint venture in which we have a 50% interest refinanced its mortgage loan collateralized by Market Square North located in Washington, DC. The previous mortgage loan totaling approximately $81.1 million bore interest at a fixed rate of 7.70% per annum and was scheduled to mature on December 19, 2010. The new mortgage loan totaling $130.0 million bears interest at a fixed rate of 4.85% per annum and matures on October 1, 2020. On October 22, 2010, the joint venture distributed to the partners excess loan proceeds totaling approximately $40.8 million, of which our share was approximately $20.4 million.

•

On September 24, 2010, we acquired fee title to 510 Madison Avenue in New York City for a purchase price of approximately $287.0 million. We also incurred approximately $1.5 million of closing costs that were expensed in the three months ended September 30, 2010. Previously, on August 10, 2010, we had acquired the junior mezzanine loan that was secured by a pledge of a subordinate ownership interest in the property for a purchase price of approximately $22.5 million. 510 Madison Avenue is a newly-constructed, approximately 347,000 square foot Class A office tower located in the Plaza District of midtown Manhattan. During October 2010, we partially placed the property in-service. The property is approximately 1% leased. In connection with the acquisition, we assumed the mortgage loan totaling approximately $202.6 million and at closing caused the assignment of the mortgage to a new lender and subsequently increased the amount borrowed to $267.5 million. This amount is fully secured by cash deposits included within “Cash Held in Escrows” in our Consolidated Balance Sheets. The mortgage financing bears interest at a variable rate equal to LIBOR plus 0.30% per annum and matures on February 24, 2012.

Transactions completed subsequent to September 30, 2010:

•

On October 1, 2010, we modified our construction loan facility collateralized by our Atlantic Wharf development project in Boston, Massachusetts. The construction loan facility totaling $215.0 million bears interest at a variable rate equal to LIBOR plus 3.00% per annum and matures on April 21, 2012 with two, one-year extension options, subject to certain conditions. The modification consisted of releasing from collateral the residential portion of the project and reducing the loan commitment to $192.5 million. All other terms of the mortgage loan remain unchanged. We have not drawn any amounts under the facility.

•

On October 8, 2010, Fredrick J. Iseman resigned as a Director of Boston Properties, Inc. to devote more time to his other business interests. Mr. Iseman confirmed to Boston Properties, Inc.’s Board of Directors that his resignation was not due to a disagreement with them or any matter relating to their operations, policies or procedures.

•

On October 20, 2010, we closed a transaction with a financial institution (the “HTC Investor”) related to the historic rehabilitation of the residential component of our Atlantic Wharf development in Boston, Massachusetts (the “residential project”). The residential project is expected to result in the development of approximately 75 to 90 units of residential rental apartments and approximately 10,000 to 20,000 square feet of retail space. Because, as a REIT, Boston Properties, Inc. may not take full advantage of available historic tax credits, we admitted the HTC Investor as a partner in the residential project. The HTC Investor has agreed to contribute an aggregate of approximately $14 million to the project in three installments in 2010 and 2011, subject to our achievement of certain conditions that include construction milestones and our compliance with the federal rehabilitation regulations. In exchange for its contribution, the HTC Investor will receive substantially all of the benefits derived from the tax credits.

•

On October 20, 2010, we used available cash to repay the mortgage loan collateralized by our South of Market property located in Reston, Virginia totaling approximately $188.0 million. The mortgage loan bore interest at a variable rate equal to LIBOR plus 1.00% per annum and was scheduled to mature on November 21, 2010. There was no prepayment penalty.

•

On October 20, 2010, we used available cash to repay the mortgage loan collateralized by our Democracy Tower property located in Reston, Virginia totaling approximately $59.8 million. The mortgage loan bore interest at a variable rate equal to LIBOR plus 1.75% per annum and was scheduled to mature on December 19, 2010. There was no prepayment penalty.

•

On October 21, 2010, our Value-Added Fund conveyed the fee simple title to its One and Two Circle Star Way properties and paid $3.8 million to the lender in satisfaction of its outstanding obligations under the existing mortgage loan. The mortgage loan had an outstanding principal amount of $42.0 million, bore interest at a fixed rate of 6.57% per annum and was scheduled to mature on September 1, 2013. The Value-Added Fund had guaranteed the payment of (1) an aggregate of approximately $5.0 million of unfunded tenant improvement costs and leasing commissions and (2) one year of real estate taxes. We had an effective ownership interest of 25% in the One and Two Circle Star Way properties.

•

On November 1, 2010, we used available cash to repay the mortgage loan collateralized by our 10 & 20 Burlington Mall Road property located in Burlington, Massachusetts and 91 Hartwell Avenue property located in Lexington, Massachusetts totaling approximately $32.8 million. The mortgage loan bore interest at a fixed rate of 7.25% per annum and was scheduled to mature on October 1, 2011. The Company paid a prepayment penalty totaling approximately $0.3 million associated with the repayment.

•

On November 1, 2010, we used available cash to repay the mortgage loan collateralized by our 1330 Connecticut Avenue property located in Washington, DC totaling approximately $45.0 million. The mortgage loan bore interest at a fixed rate of 7.58% per annum and was scheduled to mature on February 26, 2011. There was no prepayment penalty.

Pending acquisitions:

•

On September 27, 2010, we entered into an agreement to acquire Bay Colony Corporate Center in Waltham, Massachusetts for an aggregate purchase price of approximately $185.0 million. The purchase price consists of approximately $41.1 million of cash and the assumption of approximately $143.9 million of indebtedness. The debt being assumed is a securitized senior mortgage loan that bears interest at a fixed rate of 6.53% per annum and matures on June 11, 2012. The loan requires interest-only payments with a balloon payment due at maturity. The closing is scheduled to occur in the fourth quarter of 2010 and is subject to customary closing conditions and termination rights for transactions of this type. There can be no assurance that the acquisition will be completed on the terms or schedule currently contemplated, or at all. Bay Colony Corporate Center is an approximately 1,000,000 net rentable square foot, four-building Class A office park situated on a 58-acre site in Waltham, Massachusetts, which is currently approximately 65% leased. Based on the current leasing profile, we expect rental revenue for 2011 to be approximately $19.1 million, including straight-line rent of approximately $0.4 million and net “above-” and “below-market” rent adjustments of approximately ($0.7) million. See also “—Critical Accounting Policies-Revenue Recognition” and “—Critical Accounting Policies-Real Estate.” In addition, based on current budgets, we expect operating expenses for 2011 to be approximately $11.2 million. There can be no assurance that actual performance will not differ materially from these estimates.

•	On October 4, 2010, we entered into an agreement to acquire the John Hancock Tower and Garage in Boston, Massachusetts for an aggregate purchase price of approximately $930.0 million. The purchase price consists of approximately $289.5 million of cash and the assumption of approximately $640.5 million of indebtedness. The debt being assumed is a securitized senior mortgage loan that bears interest at a fixed rate of 5.68% per annum and matures on January 6, 2017. We posted a cash deposit of $50.0 million on October 4, 2010 to secure our obligations under the agreement, which amount will be credited to us at closing. We expect to incur approximately $2.0 million of acquisition-related costs in the fourth quarter of 2010. The closing is expected to occur in the fourth quarter of 2010 and is subject to customary closing conditions and termination rights for transactions of this type, as well as certain post-closing indemnification and construction completion obligations of the seller described below that are secured by a guarantee issued by affiliates of the seller. There can be no assurance that the acquisition will be completed on the terms or schedule currently contemplated, or at all. Under the agreement, the seller has agreed to (1) fund the cost and complete certain capital projects and (2) fund the cost of certain tenant improvements, both of which are currently underway, totaling approximately $46 million. The John Hancock Tower is a 62-story, approximately 1,700,000 net rentable square foot office tower located in Boston’s Back Bay neighborhood, which is currently approximately 95% leased. The garage is an eight-level, 2,013 space parking facility. Based on the current leasing profile, we expect rental revenue for 2011 to be approximately $107.1 million, including straight-line rent of approximately $12.6 million and net “above-” and “below-market” rent adjustments of approximately $8.9 million. See also “—Critical Accounting Policies-Revenue Recognition” and “—Critical Accounting Policies-Real Estate” below. In addition, based on current budgets, we expect operating expenses for 2011 to be approximately $45.0 million. There can be no assurance that actual performance will not differ materially from these estimates.

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

Real estate is stated at depreciated cost. A variety of costs are incurred in the acquisition, development and leasing of properties. The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Effective January 1, 2009, we are required to expense costs the acquirer incurs to effect a business combination such as legal, due diligence and other closing related costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, internal wages, property taxes, insurance, and other project costs incurred during the period of development. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project commences and capitalization begins, and when a development project is substantially complete and held available for occupancy and capitalization must cease, involves a degree of judgment. Our capitalization policy on development properties is guided by guidance in ASC 835-20 “Capitalization of Interest” and ASC 970 “Real Estate—General” (formerly known as SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Projects”). The costs of land and buildings under development include specifically identifiable costs.

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

For the three and nine months ended September 30, 2010, we recorded approximately $0.6 million and $1.9 million, respectively of rental revenue representing the net adjustments of rents from “above-” and “below-market” leases. For the three and nine months ended September 30, 2010, the impact of the straight-line rent adjustment increased rental revenue by approximately $19.8 million and $67.9 million, respectively. Those amounts exclude the adjustment of rents from “above-” and “below-market” leases and straight-line income from unconsolidated joint ventures, which are disclosed in Note 4 to the Consolidated Financial Statements.

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

If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 7.1 years as of September 30, 2010. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009.

At September 30, 2010 and September 30, 2009, we owned or had interests in a portfolio of 145 and 146 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio are necessarily meaningful. Therefore, the comparison of operating results for the three and nine months ended September 30, 2010 and 2009 show separately the changes attributable to the properties that were owned by us throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service Portfolio.

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

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income attributable to Boston Properties Limited Partnership, the most directly comparable GAAP financial measure, plus income attributable to noncontrolling interests, gains from investments in securities, losses from early extinguishments of debt, loss (gain) from suspension of development, depreciation and amortization, interest expense, acquisition costs, general and administrative expense, less gains on sales of real estate, income from unconsolidated joint ventures, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

Comparison of the nine months ended September 30, 2010 to the nine months ended September 30, 2009.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 134 properties totaling approximately 34.8 million net rentable square feet of space. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2009 and owned through September 30, 2010. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after January 1, 2009 or disposed of on or prior to September 30, 2010. There were no properties that were sold or repositioned after January 1, 2009. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the nine months ended September 30, 2010 and 2009 with respect to the properties which were placed in-service.

	Same Property Portfolio				Placed In-Service Portfolio			Total Property Portfolio
	2010	2009	Increase/ (Decrease)	% Change	2010	2009	Increase/ (Decrease)	2010	2009	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue:
Rental Revenue	$1,062,003	$1,074,359	$(12,356)	(1.15)%	$32,772	$7,479	$25,293	$1,094,775	$1,081,838	$12,937	1.20%
Termination Income	6,990	13,515	(6,525)	(48.28)%	—	—	—	6,990	13,515	(6,525)	(48.28)%

Total Rental Revenue	1,068,993	1,087,874	(18,881)	(1.74)%	32,772	7,479	25,293	1,101,765	1,095,353	6,412	0.59%

Real Estate Operating Expenses	369,344	375,431	(6,087)	(1.62)%	6,966	2,180	4,786	376,310	377,611	(1,301)	(0.34)%

Net Operating Income, excluding hotels	699,649	712,443	(12,794)	(1.80)%	25,806	5,299	20,507	725,455	717,742	7,713	1.07%

Hotel Net Operating Income(1)	4,739	3,859	880	22.80%	—	—	—	4,739	3,859	880	22.80%

Consolidated Net Operating Income(1)	704,388	716,302	(11,914)	(1.66)%	25,806	5,299	20,507	730,194	721,601	8,593	1.19%

Other Revenue:
Development and Management Services								34,267	26,601	7,666	28.82%
Interest and Other								5,641	2,275	3,366	147.96%

Total Other Revenue								39,908	28,876	11,032	38.20%
Other Expenses:
General and administrative expense								62,537	55,941	6,596	11.79%
Acquisition costs								1,893	—	1,893	100.00%
Interest expense								285,887	234,653	51,234	21.83%
Depreciation and amortization	231,738	234,497	(2,759)	(1.18)%	7,703	1,892	5,811	239,441	236,389	3,052	1.29%
Loss (gain) from suspension of development								(7,200)	27,766	(34,966)	(125.93)%
Losses from early extinguishments of debt								8,221	510	7,711	1511.96%
Gains from investments in securities								(253)	(1,924)	1,671	86.85%

Total Other Expenses	231,738	234,497	(2,759)	(1.18)%	7,703	1,892	5,811	590,526	553,335	37,191	6.72%

Income before income from unconsolidated joint ventures, gains on sale of real estate and net income attributable to noncontrolling interests	$472,650	$481,805	$(9,155)	(1.90)%	$18,103	$3,407	$14,696	$179,576	$197,142	$(17,566)	(8.91)%
Income from unconsolidated joint ventures								26,940	11,096	15,844	142.79%
Gains on sales of real estate								2,734	9,682	(6,948)	(71.76)%

Net Income								209,250	217,920	(8,670)	(3.98)%
Net Income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships								(2,557)	(2,315)	(242)	(10.45)%
Noncontrolling interest—redeemable preferred units								(2,548)	(2,734)	186	6.80%

Net Income attributable to Boston Properties Limited Partnership								$204,145	$212,871	$(8,726)	(4.10)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 40. Hotel Net Operating Income for the nine months ended September 30, 2010 and 2009 are comprised of Hotel Revenue of $22,290 and $20,108 less Hotel Expenses of $17,551 and $16,249, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio decreased approximately $12.4 million for the nine months ended September 30, 2010 compared to 2009. Included in Same Property Portfolio rental revenue are decreases in (1) contractual rental revenue of approximately $14.3 million, (2) recoveries from tenants of approximately $21.9 million and (3) parking and other income of approximately $3.3 million. These decreases were partially offset by an approximately $27.1 million increase in straight-line rent. The decrease in contractual rental revenue and increase in straight-line rents are primarily due to (1) new leases at 399 Park Avenue and 601 Lexington Avenue in New York City and (2) a major law firm lease (approximately 480,000 square feet) in Boston being in free rent periods. The free rent periods for the new leases in New York City ranged from six to twelve months, while the law firm’s lease in Boston had twelve months of free rent, and these periods will expire during the remainder of 2010 and 2011.

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

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio decreased approximately $6.1 million for the nine months ended September 30, 2010 compared to 2009. Included in Same Property Portfolio operating expenses is a decrease in property general and administrative expenses of approximately $2.7 million, of which approximately $1.3 million is related to the write-off of a leasing commission associated with a tenant that did not take occupancy. In addition, we had overall savings in repairs and maintenance, cleaning and other property-related expenses of approximately $1.7 million, $1.0 million and $1.6 million, respectively. The savings in operating expenses were partially offset by an increase of approximately $0.9 million in insurance expense.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio decreased approximately $2.8 million for the nine months ended September 30, 2010 compared to 2009. The decrease consisted of approximately $7.6 million due to accelerated depreciation related to a lease termination in New York City that occurred during the second quarter of 2009. This decrease was partially offset by an approximately $1.3 million increase due to accelerated depreciation related to our decision in 2010 to reclassify three in-service properties to land held for future development. These three properties total approximately 131,000 square feet, are currently planned for redevelopment and are no longer held available for lease. In addition, the Boston region had an increase in depreciation of approximately $3.3 million, which was primarily related to the amortization of tenant improvement costs.

Placed In-Service Portfolio

In addition to the Same Property Portfolio, at September 30, 2010, we had five additional properties totaling approximately 1.2 million square feet that were placed in-service between January 1, 2009 and September 30, 2010.

Rental Revenue

Rental revenue from our Placed In-Service Portfolio increased approximately $25.3 million, as detailed below:

Property	Quarter Placed In-Service	Rental Revenue for the nine months ended September 30,
		2010	2009	Change
		(in thousands)
One Preserve Parkway	Second Quarter, 2009	$3,854	$1,156	$2,698
Wisconsin Place Office	Second Quarter, 2009	10,593	4,548	6,045
Democracy Tower	Third Quarter, 2009	9,193	1,775	7,418
701 Carnegie Center	Fourth Quarter, 2009	3,391	—	3,391
Weston Corporate Center	Second Quarter, 2010	5,741	—	5,741

Total		$32,772	$7,479	$25,293

Real Estate Operating Expenses

Real estate operating expenses from our Placed In-Service Portfolio increased approximately $4.8 million, as detailed below:

Property	Quarter Placed In-Service	Real Estate Operating Expenses for the nine months ended September 30,
		2010	2009	Change
		(in thousands)
One Preserve Parkway	Second Quarter, 2009	$1,127	$906	$221
Wisconsin Place Office	Second Quarter, 2009	2,535	1,011	1,524
Democracy Tower	Third Quarter, 2009	1,668	263	1,405
701 Carnegie Center	Fourth Quarter, 2009	1,055	—	1,055
Weston Corporate Center	Second Quarter, 2010	581	—	581

Total		$6,966	$2,180	$4,786

Depreciation and Amortization Expense

Depreciation and amortization expense for our Placed In-Service Portfolio increased by approximately $5.8 million for the nine months ended September 30, 2010 compared to 2009.

Other Income and Expense Items

Termination Income

Termination Income decreased by approximately $6.5 million for the nine months ended September 30, 2010 compared to 2009.

Termination income for the nine months ended September 30, 2010 related to seventeen tenants across the Total Property Portfolio and totaled approximately $7.0 million, which included (1) approximately $1.6 million from a small retail tenant in New York City, (2) approximately $2.7 million from our Reston, Virginia properties to accommodate growth of an existing tenant and to provide space early to a new tenant and (3) approximately $1.3 million from a tenant at 599 Lexington Avenue in New York City to accommodate growth of an existing tenant.

Termination income for the nine months ended September 30, 2009 related to sixteen tenants across the Total Property Portfolio and totaled approximately $13.5 million, which included $7.5 million of cash related to a termination agreement with a tenant at 601 Lexington Avenue. Approximately $3.6 million of our termination income was non-cash and consists of the estimated value of furniture and fixtures that two tenants transferred to us in connection with the terminations.

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property increased by approximately $0.9 million for the nine months ended September 30, 2010 as compared to 2009. We expect our hotel net operating income for fiscal 2010 to be between $7.5 million and $8.0 million.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the nine months ended September 30, 2010 and 2009.

	2010	2009	Percentage Change
Occupancy	80.3%	75.4%	6.5%
Average daily rate	$188.59	$179.34	5.2%
Revenue per available room, REVPAR	$151.42	$135.30	11.9%

Development and Management Services

Development and management services income increased approximately $7.7 million for the nine months ended September 30, 2010 compared to 2009. Management fees increased by approximately $12.2 million for the nine months ended September 30, 2010 compared to 2009. On May 5, 2010, we satisfied the requirements of our master lease agreement related to the 2006 sale of 280 Park Avenue in New York City. Following the satisfaction of the master lease agreement, the buyer terminated the property management and leasing agreement entered into at the time of the sale, resulting in the recognition of non-cash deferred management fees totaling approximately $12.2 million. Development fees decreased by approximately $4.5 million for the nine months ended September 30, 2010 compared to 2009 due primarily to the completion of our 20 F Street third-party development project in the first quarter of 2010.

Interest and Other Income

Interest and other income increased approximately $3.4 million for the nine months ended September 30, 2010 compared to 2009 as a result of increased average cash balances offset by the net effect of lower overall interest rates. The average cash balances for the nine months ended September 30, 2010 and September 30, 2009 were approximately $1.5 billion and $0.4 billion, respectively. The increase in the average cash balance was primarily due to (1) the aggregate net proceeds of approximately $841.9 million that Boston Properties, Inc. received and contributed to us from its public offering of 17,250,000 shares of Common Stock in June 2009, (2) the aggregate net proceeds of approximately $693.7 million that we received from the issuance of $700 million aggregate principal amount of 5.875% unsecured notes due 2019 in October 2009 and (3) the aggregate net proceeds of approximately $693.5 million that we received from the issuance of $700 million aggregate principal amount of 5.625% unsecured notes due 2020 in April 2010.

Other Expenses

General and Administrative

General and administrative expenses increased approximately $6.6 million for the nine months ended September 30, 2010 compared to 2009. The increase was due to an overall increase in benefits and compensation expense of approximately $6.0 million, of which approximately $4.5 million represents the accelerated expense of the remaining stock-based compensation granted between 2006 and 2009 to Edward H. Linde, Boston

Properties, Inc.’s former Chief Executive Officer, as a result of his passing on January 10, 2010. The remaining increase of approximately $1.5 million in payroll expenses was primarily due to (1) a relatively smaller bonus accrual during the nine months ended September 30, 2009 in light of the challenging economic conditions that existed at that time, (2) a decrease in the value of our deferred compensation plan and (3) and an increase associated with fewer than anticipated forfeitures of restricted equity awards. The remaining increase of approximately $0.6 million relates to an overall increase in other general and administrative expenses. We expect general and administrative expense for fiscal 2010 to be between $80 million and $81 million.

Acquisition Costs

During the nine months ended September 30, 2010, we incurred approximately $1.5 million of acquisition costs associated with our acquisition of 510 Madison Avenue in New York City and approximately $0.4 million of acquisition costs associated with our pending acquisitions of the John Hancock Tower & Garage in Boston and Bay Colony Corporate Center in Waltham, Massachusetts. We expect acquisition costs for the fourth quarter of 2010 to be approximately $1.0 million.

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $51.2 million for the nine months ended September 30, 2010 compared to 2009 as detailed below:

Component	Change in interest expense for the nine months ended September 30, 2010 and September 30, 2009
(in thousands)
Increases to interest expense due to:
Issuance of 5.875% senior notes due 2019 on October 9, 2009	$30,870
Issuance of 5.625% senior notes due 2020 on April 19, 2010	17,843
Decrease in capitalized interest costs	10,767
New mortgage	1,157

Total increases to interest expense	$60,637

Decreases to interest expense due to:
Repayment of mortgages	$(5,204)
Repurchases of a portion of 2.875% exchangeable senior notes	(3,527)
Principal amortization of continuing debt and other (excluding senior notes)	(672)

Total decreases to interest expense	$(9,403)

Total change in interest expense	$51,234

The following property is included in the new mortgage line item: Reservoir Place. The following properties are included in the repayment of mortgages line item: Reservoir Place, Eight and Ten Cambridge Center, 1301 New York Avenue and 202, 206 & 214 Carnegie Center.

At September 30, 2010, our variable rate debt consisted of our construction loans at South of Market, Democracy Tower, Wisconsin Place Office and Atlantic Wharf, our Unsecured Line of Credit, our secured financing at Reservoir Place and our cash secured financing at 510 Madison Avenue. For a summary of our consolidated debt as of September 30, 2010 and September 30, 2009 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing“ within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the nine months ended September 30, 2010 and 2009 were $8.5 million and $8.3 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the nine months ended September 30, 2010 and 2009 was $26.4 million and $37.2 million, respectively. These costs are not included in the interest expense referenced above. The decrease in capitalized interest is primarily due to the suspension of development at 250 West 55th Street, partially offset by an increase in capitalization at our other three development projects. We expect to capitalize approximately $18 million of interest associated with 510 Madison Avenue as we complete the final stages of the base building and tenant improvements, bring the property into service incrementally and cease capitalization as tenant build-outs are completed. We expect capitalized interest to cease for this project in the fourth quarter of 2011.

Loss (Gain) from Suspension of Development

On February 6, 2009, we announced that we were suspending construction on our 1,000,000 square foot office building at 250 West 55th Street in New York City. During the nine months ended September 30, 2009, we recognized costs aggregating approximately $27.8 million related to the suspension of development, which amount included a $20.0 million contractual amount due pursuant to a lease agreement. During December 2009, we completed the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and as a result ceased interest capitalization on the project. On January 19, 2010, we paid $12.8 million related to the termination of the lease agreement. As a result, we recognized approximately $7.2 million of income during the nine months ended September 30, 2010.

Losses from Early Extinguishments of Debt

During the nine months ended September 30, 2010, we repurchased approximately $186.3 million aggregate principal amount of our 2.875% exchangeable senior notes due 2037, which the holders may require us to repurchase in February 2012, for approximately $185.5 million. The repurchased notes had an aggregate carrying value of approximately $177.3 million, resulting in the recognition of a loss on extinguishment of approximately $8.2 million during the nine months ended September 30, 2010.

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

Gains from Investments in Securities

We account for investments in trading securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The designation of trading securities is generally determined at acquisition. During the nine months ended September 30, 2009, investment in securities was comprised of an investment in an unregistered money market fund and investments in an account associated with our deferred compensation plan. In December 2007, the unregistered money market fund suspended cash redemptions by investors; investors could elect in-kind redemptions of the underlying securities or maintain their investment in the fund and receive distributions as the underlying securities matured or were liquidated by the fund sponsor. As a result, we retained this investment for a longer term than originally intended, and the valuation of our investment was subject to changes in market conditions. Because interests in this fund were previously valued at less than their $1.00 par value, we recognized gains of approximately $0.2 million on our investment during the nine months ended September 30, 2009. As of December 31, 2009, we no longer had investments in this unregistered money market fund.

The remainder of the gains from investments in securities for the nine months ended September 30, 2010 and 2009 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for Boston Properties, Inc.’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to Boston Properties, Inc.’s officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains or losses from investments in securities. During the nine months ended September 30, 2010 and 2009, respectively, we recognized gains of approximately $0.3 million and $1.7 million on these investments. By comparison, our general and administrative expense increased by approximately $0.1 million and $2.0 million during the nine months ended September 30, 2010 and 2009, respectively, as a result of increases in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by Boston Properties, Inc.’s officers participating in the plan.

Income from Unconsolidated Joint Ventures

For the nine months ended September 30, 2010 compared to 2009, income from unconsolidated joint ventures increased by approximately $15.8 million. Income from our unconsolidated joint venture Same Property Portfolio increased approximately $16.8 million for the nine months ended September 30, 2010 compared to 2009. Income from the Value-Added Fund increased approximately $7.2 million, of which $7.4 million of the increase was due to the non-cash impairment charge on our investment in the Value-Added Fund taken in June 2009. This change represented the other-than-temporary decline in the fair values below the carrying value of our investment in the unconsolidated joint venture. In accordance with guidance in ASC 323 “Investments—Equity Method and Joint Ventures” (formerly known as Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (APB No. 18)) a loss of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized. If the fair value of our investments deteriorate further, we could recognize additional impairment charges that may be material to our results of operations. In addition, our share of the General Motors Building net income increased by approximately $6.9 million, which was primarily due to a decrease in depreciation expense related to two major tenant lease expirations. The remaining increase of approximately $2.7 million related to the other properties in the unconsolidated joint venture Same Property Portfolio.

Income from unconsolidated joint ventures includes a net loss of approximately $0.6 million after our share of depreciation expense of approximately $1.1 million from our unconsolidated joint venture that owns 500 North Capitol Street. On April 1, 2010, we acquired a 30% interest in a joint venture entity that owns 500 North Capitol Street, NW located in Washington, DC. 500 North Capitol Street is an approximately 176,000 net rentable square foot office property which is fully-leased to a single tenant through March 2011. The joint venture currently intends to remove the property from service and redevelop the property following the expiration of the lease in March 2011.

Gains on sales of real estate

On April 14, 2008, we sold a parcel of land located in Washington, DC for approximately $33.7 million. We had previously entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet. Due to our involvement in the construction of the project, the gain on sale was deferred and has been recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs. As a result, we recognized a gain on sale during the nine months ended September 30, 2009 of approximately $9.7 million. During the nine months ended September 30, 2010, we completed construction of the project and recognized the remaining gain on sale totaling approximately $1.8 million. We have recognized a cumulative gain on sale of approximately $23.4 million.

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

Noncontrolling interests in property partnerships

Noncontrolling interests in property partnerships increased by approximately $0.2 million for the nine months ended September 30, 2010 compared to 2009. Noncontrolling interests in property partnerships consist of the outside equity owners’ interests in the income from our 505 9th Street and our Wisconsin Place Office properties.

Comparison of the three months ended September 30, 2010 to the three months ended September 30, 2009.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 136 properties totaling approximately 35.3 million net rentable square feet of space. The Same Property Portfolio includes properties acquired or placed in-service on or prior to July 1, 2009 and owned through September 30, 2010. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after July 1, 2009 or disposed of on or prior to September 30, 2010. There were no properties that were sold or repositioned after July 1, 2009. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended September 30, 2010 and 2009 with respect to the properties which were placed in-service.

	Same Property Portfolio				Placed In-Service Portfolio			Total Property Portfolio
	2010	2009	Increase/ (Decrease)	% Change	2010	2009	Increase/ (Decrease)	2010	2009	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue:
Rental Revenue	$359,842	$357,302	$2,540	0.71%	$8,503	$1,775	$6,728	$368,345	$359,077	$9,268	2.58%
Termination Income	3,610	309	3,301	1068.28%	—	—	—	3,610	309	3,301	1068.28%

Total Rental Revenue	363,452	357,611	5,841	1.63%	8,503	1,775	6,728	371,955	359,386	12,569	3.50%

Real Estate Operating Expenses	126,673	128,756	(2,083)	(1.62)%	1,368	264	1,104	128,041	129,020	(979)	(0.76)%

Net Operating Income, excluding hotels	236,779	228,855	7,924	3.46%	7,135	1,511	5,624	243,914	230,366	13,548	5.88%

Hotel Net Operating Income(1)	1,822	1,232	590	47.89%	—	—	—	1,822	1,232	590	47.89%

Consolidated Net Operating Income(1)	238,601	230,087	8,514	3.70%	7,135	1,511	5,624	245,736	231,598	14,138	6.10%

Other Revenue:
Development and Management Services								6,439	9,754	(3,315)	(33.99)%
Interest and Other								1,814	1,513	301	19.89%

Total Other Revenue								8,253	11,267	(3,014)	(26.75)%
Other Expenses:
General and administrative expense								18,067	19,989	(1,922)	(9.62)%
Acquisition costs								1,893	—	1,893	100.00%
Interest expense								97,103	77,090	20,013	25.96%
Depreciation and amortization	77,230	75,626	1,604	2.12%	1,847	500	1,347	79,077	76,126	2,951	3.88%
Losses from early extinguishments of debt								—	16	(16)	(100.00)%
Gains from investments in securities								(731)	(1,317)	586	44.50%

Total Other Expenses	77,230	75,626	1,604	2.12%	1,847	500	1,347	195,409	171,904	23,505	13.67%

Income before income from unconsolidated joint ventures, gains on sale of real estate and net income attributable to noncontrolling interests	$161,371	$154,461	$6,910	4.47%	$5,288	$1,011	$4,277	$58,580	$70,961	$(12,381)	(17.45)%
Income from unconsolidated joint ventures								11,565	6,350	5,215	82.13%
Gains on sales of real estate								—	2,394	(2,394)	(100.00)%

Net Income								70,145	79,705	(9,560)	(11.99)%
Net Income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships								(889)	(1,114)	225	20.20%
Noncontrolling interest—redeemable preferred units								(820)	(772)	(48)	(6.22)%

Net Income attributable to Boston Properties Limited Partnership.								$68,436	$77,819	$(9,383)	(12.06)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 40. Hotel Net Operating Income for the three months ended September 30, 2010 and 2009 are comprised of Hotel Revenue of $8,016 and $6,650 less Hotel Expenses of $6,194 and $5,418, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio increased approximately $2.5 million for the three months ended September 30, 2010 compared to 2009. Included in Same Property Portfolio rental revenue are increases in contractual rental revenue and straight–line rent of approximately $2.9 million and $6.3 million, respectively. These increases were partially offset by an approximately $6.7 million decrease in recoveries from tenants. The increase in contractual rental revenue is primarily due to the cessation of certain free rent periods for new leases in New York City offset by a large lease expiration in Boston. The applicable free rent periods in New York City ranged from six to twelve months. The increase in straight-line rent is primarily due to a major law firm lease (approximately 480,000 square feet) in Boston being in free rent periods. The law firm’s lease in Boston has twelve months of free rent. The decrease in recoveries from tenants, is primarily due to (1) a large lease expiration in Boston, which although re-leased is in its first year during which, generally, no tenant recoveries are due and (2) a decrease in real estate recoveries in our Washington DC region, which directly correlates to that region’s decrease in real estate tax expense.

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio decreased approximately $2.1 million for the three months ended September 30, 2010 compared to 2009. Included in Same Property Portfolio operating expenses is a decrease in real estate taxes of approximately $2.3 million, or 3.9%. This decrease was primarily in our Washington DC region, and directly correlates to a decrease in that region’s tenant recoveries.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio increased approximately $1.6 million for the three months ended September 30, 2010 compared to 2009.

Placed In-Service Portfolio

In addition to the Same Property Portfolio, at September 30, 2010, we had three additional properties totaling approximately 712,000 square feet that were placed in-service between July 1, 2009 and September 30, 2010.

Rental Revenue

Rental revenue from our Placed In-Service Portfolio increased approximately $6.7 million, as detailed below:

Property	Quarter Placed In-Service	Rental Revenue for the three months ended September 30,
		2010	2009	Change
		(in thousands)
Democracy Tower	Third Quarter, 2009	$3,067	$1,775	$1,292
701 Carnegie Center	Fourth Quarter, 2009	1,130	—	1,130
Weston Corporate Center	Second Quarter, 2010	4,306	—	4,306

Total		$8,503	$1,775	$6,728

Real Estate Operating Expenses

Real estate operating expenses from our Placed In-Service Portfolio increased approximately $1.1 million, as detailed below:

Property	Quarter Placed In- Service	Real Estate Operating Expenses for the three months ended September 30,
		2010	2009	Change
		(in thousands)
Democracy Tower	Third Quarter, 2009	$550	$264	$286
701 Carnegie Center	Fourth Quarter, 2009	350	—	350
Weston Corporate Center	Second Quarter, 2010	468	—	468

Total		$1,368	$264	$1,104

Depreciation and Amortization Expense

Depreciation and amortization expense for our Placed In-Service Portfolio increased by approximately $1.3 million for the three months ended September 30, 2010 compared to 2009.

Other Income and Expense Items

Termination Income

Termination income increased approximately $3.3 million for the three months ended September 30, 2010 compared to 2009.

Termination income for the three months ended September 30, 2010 related to six tenants across the Total Property Portfolio and totaled approximately $3.6 million, which included approximately $1.7 million of termination income from our Reston, Virginia properties to accommodate growth of an existing tenant and to provide space early to a new tenant and approximately $1.3 million of the termination income from a tenant at 599 Lexington Avenue in New York City to accommodate growth of an existing tenant.

Termination income for the three months ended September 30, 2009 related to six tenants across the Total Property Portfolio and totaled approximately $0.3 million.

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property increased by approximately $0.6 million for the three months ended September 30, 2010 as compared to 2009.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the three months ended September 30, 2010 and 2009.

	2010	2009	Percentage Change
Occupancy	84.1%	79.2%	6.2%
Average daily rate	$198.69	$172.31	15.3%
Revenue per available room, REVPAR	$167.00	$136.61	22.2%

Development and Management Services

Development and management services income decreased approximately $3.3 million for the three months ended September 30, 2010 compared to 2009. Management fees decreased by approximately $1.5 million for the three months ended September 30, 2010 compared to 2009 due primarily to a decrease in leasing fees earned at our New York City joint venture properties. Development fees decreased by approximately $1.8 million for the three months ended September 30, 2010 compared to 2009 due primarily to the completion of our 20 F Street third-party development project in the first quarter of 2010.

Interest and Other Income

Interest and other income increased approximately $0.3 million for the three months ended September 30, 2010 compared to 2009 as a result of increased average cash balances offset by the net effect of lower overall interest rates. The average cash balances for the three months ended September 30, 2010 and September 30, 2009 were approximately $1.5 billion and $0.7 billion, respectively. The increase in the average cash balance was primarily due to (1) the aggregate net proceeds of approximately $693.7 million that we received from the issuance of $700 million aggregate principal amount of 5.875% unsecured notes due 2019 in October 2009 and (2) the aggregate net proceeds of approximately $693.5 million that we received from the issuance of $700 million aggregate principal amount of its 5.625% unsecured notes due 2020 in April 2010.

Other Expenses

General and Administrative

General and administrative expenses decreased approximately $1.9 million for the three months ended September 30, 2010 compared to 2009. Benefits and compensation expense decreased by approximately $2.1 million, which was primarily due to an approximately $0.7 million decrease in the value of our deferred compensation plan, approximately $0.5 million of savings with regards to our health insurance plans and approximately $0.4 million related to an accrual related to a workers compensation policy review that was recorded in 2009. The workers compensation policy review was settled in a later quarter at a reduced amount.

Acquisition Costs

During the three months ended September 30, 2010, we incurred approximately $1.5 million of acquisition costs associated with our acquisition of 510 Madison Avenue in New York City and approximately $0.4 million of acquisition costs associated with our pending acquisitions of the John Hancock Tower & Garage in Boston and Bay Colony Corporate Center in Waltham, Massachusetts.

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $20.0 million for the three months ended September 30, 2010 compared to 2009 as detailed below:

Component	Change in interest expense for the three months ended September 30, 2010 and September 30, 2009
(in thousands)
Increases to interest expense due to:
Issuance of 5.875% senior notes due 2019 on October 9, 2009	$10,290
Issuance of 5.625% senior notes due 2020 on April 19, 2010	9,859
Decrease in capitalized interest costs	3,684

Total increases to interest expense	$23,833

Decreases to interest expense due to:
Repurchases of a portion of 2.875% exchangeable senior notes	$(1,553)
Repayment of mortgages	(1,741)
Interest expense associated with the adjustment for the equity component allocation of our unsecured exchangeable debt	(395)
Principal amortization of continuing debt and other (excluding senior notes)	(131)

Total decreases to interest expense	$(3,820)

Total change in interest expense	$20,013

The following properties are included in the repayment of mortgages line item: Eight Cambridge Center, 1301 New York Avenue and 202, 206 & 214 Carnegie Center.

At September 30, 2010, our variable rate debt consisted of our construction loans at South of Market, Democracy Tower, Wisconsin Place Office and Atlantic Wharf, our Unsecured Line of Credit, our secured financing at Reservoir Place and our cash secured financing at 510 Madison Avenue. For a summary of our consolidated debt as of September 30, 2010 and September 30, 2009 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing“ within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Capitalized Costs

Costs directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over their useful lives. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized wages for the three months ended September 30, 2010 and 2009 were $3.2 million and $3.0 million, respectively. These costs are not included in the general and administrative expenses discussed above. Interest capitalized for the three months ended September 30, 2010 and 2009 was $9.3 million and $13.0 million, respectively. These costs are not included in the interest expense referenced above. The decrease in capitalized interest is primarily due to the suspension of development at 250 West 55th Street partially offset by an increase in capitalization at our other three development projects.

Losses from Early Extinguishments of Debt

On August 3, 2009, we used available cash to repay the mortgage loans collateralized by our 1301 New York Avenue property located in Washington, DC totaling approximately $20.5 million and we wrote off approximately $16,000 of unamortized deferred financing costs.

Gains from Investments in Securities

We account for investments in trading securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The designation of trading securities is generally determined at acquisition. During the three months ended September 30, 2009, investment in securities was comprised of an investment in an unregistered money market fund and investments in an account associated with our deferred compensation plan. In December 2007, the unregistered money market fund suspended cash redemptions by investors; investors could elect in-kind redemptions of the underlying securities or maintain their investment in the fund and receive distributions as the underlying securities matured or were liquidated by the fund sponsor. As a result, we retained this investment for a longer term than originally intended, and the valuation of our investment was subject to changes in market conditions. Because interests in this fund were previously valued at less than their $1.00 par value, we recognized gains of approximately $33,000 on our investment during the three months ended September 30, 2009. As of December 31, 2009, we no longer had investments in this unregistered money market fund.

The remainder of the gains from investments in securities for the three months ended September 30, 2010 and 2009 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for Boston Properties, Inc.’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to Boston Properties, Inc.’s officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the three months ended September 30, 2010 and 2009, respectively, we recognized gains of approximately $0.7 million and $1.3 million on these investments. By comparison, our general and administrative expense increased by approximately $0.5 million and $1.3 million during the three months ended September 30, 2010 and 2009, respectively, as a result of increases in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by Boston Properties, Inc.’s officers participating in the plan.

Income from Unconsolidated Joint Ventures

For the three months ended September 30, 2010 compared to 2009, income from unconsolidated joint ventures increased by approximately $5.2 million. Income from our unconsolidated joint venture Same Property Portfolio increased approximately $5.5 million for the three months ended September 30, 2010 compared to 2009 due primarily to (1) termination income received from a tenant settlement at Two Grand Central Tower, (2) an increase in contractual rental revenue at Annapolis Junction, which is due to an increase in the buildings occupancy, and (3) a decrease in depreciation expense at the General Motors Building which is related to two major tenant lease expirations.

Income from unconsolidated joint ventures includes a net loss of approximately $0.3 million after our share of depreciation expense of approximately $0.5 million from our unconsolidated joint venture that owns 500 North Capitol Street. On April 1, 2010, we acquired a 30% interest in a joint venture entity that owns 500 North Capitol Street, NW located in Washington, DC. 500 North Capitol Street is an approximately 176,000 net rentable square foot office property which is fully-leased to a single tenant through March 2011. The joint venture currently intends to remove the property from service and redevelop the property following the expiration of the lease in March 2011.

Gains on sales of real estate

On April 14, 2008, we sold a parcel of land located in Washington, DC for approximately $33.7 million. We had previously entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet. Due to our involvement in the construction of the project, the gain on sale estimated to total $23.4 million was deferred and is being recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs. As a result, we recognized a gain on sale during the three months ended September 30, 2009 of approximately $2.4 million.

Noncontrolling interests in property partnerships

Noncontrolling interests in property partnerships decreased by approximately $0.2 million for the three months ended September 30, 2010 compared to 2009. Noncontrolling interests in property partnerships consist of the outside equity owners’ interests in the income from our 505 9th Street and our Wisconsin Place Office properties.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	fund capital expenditures, including major renovations, tenant improvements and leasing costs;

•	fund development costs;

•	fund pending and possible property acquisitions; and

•	make the minimum distribution required to enable Boston Properties, Inc. to maintain its REIT qualification under the Internal Revenue Code of 1986, as amended.

We expect to satisfy these needs using one or more of the following:

•	cash flow from operations;

•	distribution of cash flows from joint ventures;

•	cash and cash equivalent balances;

•	issuances of Boston Properties, Inc.’s equity securities and/or additional preferred or common units;

•	our Unsecured Line of Credit or other short-term bridge facilities;

•	construction loans;

•	long-term secured and unsecured indebtedness (including unsecured exchangeable indebtedness); and

•	sales of real estate.

We draw on multiple financing sources to fund our long-term capital needs. Our Unsecured Line of Credit is utilized primarily as a bridge facility to fund acquisition opportunities, to refinance outstanding indebtedness and to meet short-term development and working capital needs. We generally seek to fund our development projects with construction loans, which we may guarantee. However, the financing for each particular project ultimately depends on several factors, including, among others, the project’s size and duration, the extent of pre-leasing and our available cash and our access to cost effective capital at the given time.

The following table presents information on properties under construction as of September 30, 2010 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Square feet	Investment to Date(1)	Estimated Total Investment(1)	Percentage Leased(2)
Office
Atlantic Wharf(3)(4)	First Quarter, 2012	Boston, MA	1	790,000	$473,678	$552,900	68	%(4)
2200 Pennsylvania Avenue(5)	Second Quarter, 2012	Washington, DC	1	460,000	123,958	230,000	74	%(5)
510 Madison Avenue(6)	Fourth Quarter, 2012	New York, NY	1	347,000	310,671	375,000	1%

Total Office Properties under Construction			3	1,597,000	$908,307	$1,157,900	55	%(5)(7)

Residential
Atlantic Wharf—Residential (86 units)(7)	Second Quarter, 2012	Boston, MA	1	78,000	$26,685	$47,100	N/A
Atlantic Wharf— Retail				10,000			0%
2221 I Street, NW—Residential (335 units)(8)	Third Quarter, 2012	Washington, DC	1	275,000	68,002	150,000	N/A
2221 Street, NW—Retail				50,000			100%

Total Residential Properties under Construction			2	413,000	$94,687	$197,100	83%

Total Properties under Construction			5	2,010,000	$1,002,994	$1,355,000	56%

(1)	Includes net revenue during lease up period and approximately $62.6 million of construction cost and leasing commission accruals.
(2)	Represents office and retail percentage leased as of November 5, 2010 and excludes residential space.
(3)	Property has a $215 million construction facility. We have not drawn any amounts under this facility but we reserve the right to do so in the future. On October 1, 2010, we modified the construction facility by releasing from collateral the residential portion of the project and reducing the loan commitment to $192.5 million.
(4)	Project includes 17,000 square feet of retail space.
(5)	Project includes 20,000 square feet of retail space and is subject to a ground lease which expires in 2068.
(6)	During October 2010, we partially placed the property in-service. Estimated future equity requirements include approximately $18 million of capitalized interest.
(7)	Project costs includes residential and retail components. Estimated Total Investment is net of $12.0 million of proceeds from the sale of Federal historic tax credits.
(8)	Project costs includes residential and retail components and is subject to a ground lease expiring in 2068.

Contractual rental revenue, recoveries from tenants, other income from operations, available cash balances and draws on our Unsecured Line of Credit are our principal sources of capital used to pay operating expenses, debt service, recurring capital expenditures and the minimum distribution required to enable Boston Properties, Inc. to maintain its REIT qualification. We seek to maximize income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our property management, leasing, development and construction businesses. We believe our revenue, together with our cash balances and proceeds from financing activities, will continue to provide the necessary funds for our short-term liquidity needs.

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

Our capital strategy is to maintain access to multiple sources of capital, including secured debt, unsecured debt and public and private equity, such that turmoil in one or more of these sources does not eliminate our access to capital. Consistent with this strategy, (1) since January 1, 2010, five of our unconsolidated joint ventures have refinanced an aggregate of approximately $714 million in secured financings and (2) in April 2010, we issued $700 million aggregate principal amount of 5.625% senior notes due 2020. After funding approximately $310 million for the acquisition of 510 Madison Avenue, our cash position at September 30, 2010 was approximately $1.3 billion. To date in the fourth quarter of 2010, we have repaid another approximately $326 million of mortgage debt and we expect to fund an aggregate of approximately $330 million to close the acquisitions of The John Hancock Tower and Bay Colony Corporate Center. After doing so, our remaining liquidity, including available cash of approximately $600 million and full availability under our $1.0 billion Unsecured Line of Credit, is expected to provide sufficient capacity to fund the completion of our development pipeline and provide capital for future investments.

Our most significant capital commitments after 2010 are to fund our development program and repay or refinance expiring debt. We believe the quality of our assets and our strong balance sheet are attractive to lenders’ and equity investors’ current investment selectivity and should enable us to continue to access multiple sources of capital. Effective as of August 3, 2010, we extended the maturity date under our $1.0 billion Unsecured Line of Credit to August 3, 2011. All other terms of the Unsecured Line of Credit remain unchanged. In addition to our Unsecured Line of Credit and property-specific debt, as of November 1, 2010, we also had approximately $4.7 billion of unsecured senior notes outstanding (including approximately $1.9 billion of exchangeable notes). All of this debt either matures or is subject to repurchase at the holders’ option between 2012 and 2020. We are focused on our medium-term debt maturities and, to date, we have repurchased approximately $186.3 million of our 2.875% exchangeable senior notes due 2037, which the holders may require us to repurchase in 2012, for approximately $185.5 million. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase unsecured senior notes and unsecured exchangeable senior notes for cash in open market purchases or privately negotiated transactions, or both. We will evaluate any such potential transactions in light of then-existing market conditions, taking into account the trading prices of the notes, our current liquidity and prospects for future access to capital.

In total, our remaining capital requirements, net of anticipated and potential funding from existing construction loans, to complete our ongoing developments and Weston Corporate Center are approximately $164.9 million, through mid 2012. In addition, we are working toward the commencement of new developments in the Washington, DC market in 2011. With available cash, access to our Unsecured Line of Credit and the anticipated cash flow generated by the operating portfolio, we believe we have sufficient capacity to fund our remaining capital requirements and pursue attractive investment opportunities.

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

Cash and cash equivalents were approximately $1.3 billion and $0.8 billion at September 30, 2010 and 2009, respectively, representing an increase of approximately $0.5 billion. The following table sets forth decreases in cash flows:

	Nine months ended September 30,
	2010	2009	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$332,854	$447,916	$(115,062)
Net cash used in investing activities	(775,706)	(328,285)	(447,421)
Net cash provided by financing activities	263,993	420,965	(156,972)

Our principal source of cash flow is related to the operation of our office properties. The average term of our in-place tenant leases, including our unconsolidated joint ventures, is approximately 7.1 years with occupancy rates historically in the range of 92% to 95%. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties, secured and unsecured borrowings and equity offerings done by Boston Properties, Inc.

Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. Cash used in investing activities for the nine months ended September 30, 2010 consisted primarily of funding our development projects, our investment in the unconsolidated joint venture that owns 125 West 55th Street to repay the joint venture’s outstanding mezzanine loans and the proceeds from a mortgage loan being placed in escrow, and is detailed below:

Nine months ended September 30, 2010
(in thousands)
Additions to real estate	$(443,718)
Proceeds from mortgage loans placed in escrow	(267,500)
Deposits on real estate	(10,000)
Acquisition of note receivable	(22,500)
Proceeds from redemptions of investments in securities	2,288
Capital contributions to unconsolidated joint ventures	(61,426)
Capital distributions from unconsolidated joint ventures	27,150

Net cash used in investing activities	$(775,706)

Cash provided by financing activities for the nine months ended September 30, 2010 totaled approximately $264.0 million. This consisted primarily of the net proceeds from the offering of our 5.625% senior notes due 2020 in April 2010 and the proceeds from mortgage notes payable, offset by the payments of distributions to our unitholders, the repurchase of a portion of our 2.875% exchangeable senior notes due 2037 and the repayment of mortgage notes payable. Future debt payments are discussed below under the heading “Capitalization-Debt Financing.”

Capitalization

At September 30, 2010, our total consolidated debt was approximately $7.4 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 5.65% (with a coupon/stated rate of 5.08%) and the weighted-average maturity was approximately 4.4 years.

Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $21.0 billion at September 30, 2010. Total consolidated market capitalization was calculated using the September 30, 2010 closing stock price of $83.12 per common share and the following: (1) 159,553,696 outstanding common units of limited partnership (including 140,058,421 common units held by Boston Properties, Inc.), (2) an aggregate of 1,460,688 common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest, (3) an aggregate of 1,520,095 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and (4) our consolidated debt totaling approximately $7.4 billion. The calculation of total consolidated market capitalization does not include 1,080,938 2008 OPP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. Our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, at September 30, 2010, represented approximately 35.53% of our total consolidated market capitalization. This percentage will fluctuate with changes in the market value of Boston Properties, Inc.’s common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the consolidated debt to total consolidated market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

For a discussion of our unconsolidated joint venture indebtedness, see “Liquidity and Capital Resources—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Debt Financing

As of September 30, 2010, we had approximately $7.4 billion of outstanding consolidated indebtedness, representing approximately 35.53% of our total consolidated market capitalization as calculated above consisting of approximately (1) $2.872 billion (net of discount) in publicly traded unsecured senior notes (excluding exchangeable senior notes) having a weighted-average interest rate of 5.94% per annum and maturities in 2013, 2015, 2019 and 2020; (2) $426.0 million (net of adjustment for the equity component allocation) of exchangeable senior notes having a GAAP interest rate of 5.958% per annum (an effective rate of 3.787% per annum, excluding the effect of the adjustment for the equity component allocation), an initial optional redemption date in 2013 and maturity in 2036; (3) $651.7 million (net of discount and adjustment for the equity component allocation) of exchangeable senior notes having a GAAP interest rate of 5.630% per annum (an effective rate of 3.462% per annum, excluding the effect of the adjustment for the equity component allocation), an initial optional redemption date in 2012 and maturing in 2037; (4) $681.7 million (net of discount and the adjustment for the equity component allocation ) of exchangeable senior notes having a GAAP interest rate of 6.555% per annum (an effective rate of 4.037%, excluding the effect of the adjustment for the equity component allocation) and maturing in 2014;

(5) $267.5 million of debt fully secured by cash deposits having a GAAP interest rate of LIBOR plus 0.30% per annum and maturing February 24, 2012 and (6) $2.5 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 5.56% per annum and weighted-average term of 4.0 years. The table below summarizes our mortgage notes payable, our unsecured senior notes and our Unsecured Line of Credit at September 30, 2010 and September 30, 2009:

	September 30,
	2010	2009
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable	$2,150,954	$2,255,850
Variable rate mortgage notes payable	662,384	387,647
Unsecured senior notes, net of discount	2,872,058	1,472,740
Unsecured exchangeable senior notes, net of discount and adjustment for the equity component allocation	1,759,490	1,892,753

Total	$7,444,886	$6,008,990

Percent of total debt:
Fixed rate	91.10%	93.55%
Variable rate	8.90%	6.45%

Total	100.00%	100.00%

GAAP Weighted-average interest rate at end of period:
Fixed rate	6.06%	6.14%
Variable rate	1.41%	2.03%

Total	5.65%	5.87%

Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	5.46%	5.38%
Variable rate	1.23%	1.80%

Total	5.08%	5.14%

The variable rate debt shown above bears interest based on various spreads over the London Interbank Offered Rate or Eurodollar rates. As of September 30, 2010, the weighted-average interest rate on our variable rate debt was LIBOR/Eurodollar plus 0.89% per annum.

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

As of September 30, 2010, we had no borrowings and outstanding letters of credit totaling approximately $14.1 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $985.9 million. As of November 1, 2010, we had no borrowings outstanding under the Unsecured Line of Credit.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of September 30, 2010 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	6.250%	6.381%	$750,000	January 15, 2013
10 Year Unsecured Senior Notes	6.250%	6.291%	175,000	January 15, 2013
12 Year Unsecured Senior Notes	5.625%	5.693%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015
10 Year Unsecured Senior Notes	5.875%	5.967%	700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020

Total principal			2,875,000
Net unamortized discount			(2,942)

Total			$2,872,058

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (or 25 basis points in the case of the $250 million of notes that mature on June 1, 2015, 40 basis points in the case of the $700 million of notes that mature on October 15, 2019 and 30 basis points in the case of the $700 million of notes that mature on November 15, 2020), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our unsecured senior notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of September 30, 2010, we believe we were in compliance with each of these financial restrictions and requirements.

Unsecured exchangeable senior notes

The following summarizes the unsecured exchangeable senior notes outstanding as of September 30, 2010 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by Company	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A	February 15, 2014
2.875% Exchangeable Senior Notes	2.875%	3.462%	7.0430	(3)	676,194	February 20, 2012(4)	February 15, 2037
3.750% Exchangeable Senior Notes	3.750%	3.787%	10.0066	(5)	450,000	May 18, 2013(6)	May 15, 2036

Total principal					1,873,694
Net unamortized discount					(9,785)
Adjustment for the equity component allocation, net of accumulated amortization					(104,419)

Total					$1,759,490

(1)	Yield on issuance date including the effects of discounts on the notes but excluding the effects of the adjustment for the equity component allocation.
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of Boston Properties, Inc.’s common stock). In addition, we entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions were expected to have the effect of increasing the effective exchange price to us of the notes from $117.58 to approximately $137.17 per share (subject to adjustment), representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of Boston Properties, Inc.’s common stock. The net cost of the capped call transactions was approximately $44.4 million. As of September 30, 2010, the effective exchange price was $136.13 per share.
(3)	In connection with the special distribution of $5.98 per share of Boston Properties, Inc.’s common stock declared on December 17, 2007, the exchange rate was adjusted from 6.6090 to 7.0430 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $141.98 per share of Boston Properties, Inc.’s common stock.
(4)	Holders may require us to repurchase the notes for cash on February 15, 2012, 2017, 2022, 2027 and 2032 and at any time prior to their maturity upon a fundamental change, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the repurchase date.
(5)	In connection with the special distribution of $5.98 per share of Boston Properties, Inc.’s common stock declared on December 17, 2007, the exchange rate was adjusted from 9.3900 to 10.0066 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $99.93 per share of Boston Properties, Inc.’s common stock.
(6)	Holders may require us to repurchase the notes for cash on May 18, 2013 and May 15, 2016, 2021, 2026 and 2031 and at any time prior to their maturity upon a fundamental change, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the repurchase date.

During the nine months ended September 30, 2010, we repurchased approximately $186.3 million aggregate principal amount of our 2.875% exchangeable senior notes due 2037, which the holders may require us to repurchase in February 2012, for approximately $185.5 million. The repurchased notes had an aggregate carrying value of approximately $177.3 million, resulting in the recognition of a loss on extinguishment of approximately $8.2 million during the nine months ended September 30, 2010.

Mortgage Notes Payable

The following represents the outstanding principal balances due under the mortgage notes payable at September 30, 2010:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
599 Lexington Avenue	5.57%	5.41%	$750,000	$—	$750,000	(2)(3)	March 1, 2017
601 Lexington Avenue	7.19%	7.24%	459,075	422	459,497	(4)	May 11, 2011
Embarcadero Center Four	6.10%	7.02%	375,000	—	375,000	(5)	December 1, 2016
510 Madison Avenue	0.57%	0.64%	267,500	—	267,500	(3)(6)	February 24, 2012
South of Market	1.33%	1.56%	187,957	—	187,957	(3)(7)	November 21, 2010
505 9th Street	5.73%	5.87%	128,397	—	128,397	(8)	November 1, 2017
Wisconsin Place Office	1.44%	1.68%	97,169	—	97,169	(3)(9)	January 29, 2011
One Freedom Square	7.75%	5.34%	67,393	2,001	69,394	(4)	June 30, 2012
New Dominion Tech Park, Bldg. Two	5.55%	5.58%	63,000	—	63,000	(3)	October 1, 2014
Democracy Tower	2.08%	2.27%	59,758	—	59,758	(3)(10)	December 19, 2010
140 Kendrick Street	7.51%	5.25%	50,347	2,215	52,562	(4)	July 1, 2013
Reservoir Place	3.06%	3.43%	50,000	—	50,000	(11)	July 30, 2014
New Dominion Tech Park, Bldg. One	7.69%	7.84%	49,252	—	49,252		January 15, 2021
1330 Connecticut Avenue	7.58%	4.74%	45,154	554	45,708	(12)(13)	February 26, 2011
Kingstowne Two and Retail	5.99%	5.61%	38,329	712	39,041	(12)	January 1, 2016
10 and 20 Burlington Mall Road	7.25%	7.31%	32,891	—	32,891	(14)(15)	October 1, 2011
Montvale Center	5.93%	6.07%	25,000	—	25,000	(3)	June 6, 2012
Sumner Square	7.35%	7.54%	24,898	—	24,898		September 1, 2013
Kingstowne One	5.96%	5.68%	18,486	196	18,682	(12)	May 5, 2013
University Place	6.94%	6.99%	17,632	—	17,632		August 1, 2021
Atlantic Wharf	N/A	N/A	—	—	—	(16)	April 21, 2012

Total			$2,807,238	$6,100	$2,813,338

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required by EITF 98-1. All adjustments related to EITF 98-1 are noted above.
(2)	On December 19, 2006, we terminated the forward-starting interest rate swap contracts related to this financing and received approximately $10.9 million, which amount is reducing our interest expense for this mortgage over the term of the financing, resulting in an effective interest rate of 5.41% per annum for the financing. The stated interest rate is 5.57% per annum.
(3)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(4)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon redemption of the outside members’ equity interest in the limited liability company that owns the property to reflect the fair value of the note.
(5)	On November 13, 2008, we closed on an eight-year, $375.0 million mortgage loan collateralized by this property. The mortgage loan bears interest at a fixed rate of 6.10% per annum. Under our interest rate hedging program, we are reclassifying into earnings over the eight-year term of the loan as an increase in interest expense approximately $26.4 million (approximately $3.3 million per year) of the amounts recorded on our Consolidated Balance Sheets within Accumulated Other Comprehensive Loss resulting in an effective interest rate of 7.02% per annum.
(6)	The mortgage financing bears interest at a variable rate equal to LIBOR plus 0.30% per annum and is fully secured by cash deposits.

(7)	The construction financing bore interest at a variable rate equal to LIBOR plus 1.00% per annum and was scheduled to mature on November 21, 2010. On October 20, 2010, we used available cash to repay this loan. There was no prepayment penalty.
(8)	This property is owned by a consolidated joint venture in which we have a 50% interest.
(9)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.10% per annum and matures on January 29, 2011 with two, one-year extension options, subject to certain conditions. This property is owned by a consolidated joint venture in which we have a 66.67% interest.
(10)	Represents the amount that we have drawn under our $65.0 million construction loan facility. The construction financing bore interest at a variable rate equal to LIBOR plus 1.75% per annum and was scheduled to mature on December 19, 2010. On October 20, 2010, we used available cash to repay this loan. There was no prepayment penalty.
(11)	The mortgage financing bore interest at a variable rate equal to LIBOR plus 3.85% per annum. On August 1, 2010, we modified the mortgage loan. The modification reduced the interest rate to a variable rate equal to Eurodollar plus 2.20% per annum. All other terms of the mortgage loan remain unchanged.
(12)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the assumed note.
(13)	On November 1, 2010, we used available cash to repay the mortgage loan. There was no prepayment penalty.
(14)	Includes outstanding indebtedness secured by 91 Hartwell Avenue.
(15)	On November 1, 2010, we used available cash to repay the mortgage loan. There was a prepayment penalty of approximately $0.3 million associated with repayment.
(16)	We have not drawn any amounts under this construction loan facility. The construction financing bears interest at a variable rate equal to LIBOR plus 3.00% per annum and matures on April 21, 2012 with two, one-year extension options, subject to certain conditions. On October 1, 2010, we modified the construction loan facility by releasing from collateral the residential portion of the project and reducing the loan commitment from $215.0 million to $192.5 million.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

We have investments in thirteen unconsolidated joint ventures (including our investment in the Value-Added Fund) with our effective ownership interests ranging from 5% to 60%. Eleven of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At September 30, 2010, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $3.3 billion (of which our proportionate share is approximately $1.6 billion). The table below summarizes the outstanding debt of these joint venture properties at September 30, 2010. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
General Motors Building:
Secured 1st Mortgage	60%	5.95%	6.50%	$1,300,000	$(45,361)	$1,254,639	(2)(3)(4)	October 7, 2017
Mezzanine Loan	60%	6.02%	8.00%	306,000	(36,691)	269,309	(2)(3)(5)	October 7, 2017
Partner Loans	60%	11.00%	11.00%	450,000	—	450,000	(6)	June 9, 2017
125 West 55th Street.	60%	6.09%	6.15%	205,977	—	205,977	(7)	March 10, 2020
Two Grand Central Tower	60%	6.00%	6.07%	179,095	—	179,095		April 10, 2015
540 Madison Avenue	60%	5.20%	6.75%	119,100	(4,440)	114,660	(2)(8)	July 11, 2013
Metropolitan Square	51%	5.75%	5.81%	175,000	—	175,000		May 5, 2020
Market Square North	50%	4.85%	4.90%	130,000	—	130,000		October 1, 2020
Annapolis Junction	50%	1.45%	1.54%	42,698	—	42,698	(3)(9)	September 12, 2011
Mountain View Tech. Park	39.5%	5.53%	5.86%	24,387	—	24,387	(3)(10)(11)	March 31, 2011
Mountain View Research Park	39.5%	5.12%	5.37%	111,953	—	111,953	(3)(10)(12)	May 31, 2011
500 North Capitol	30%	5.75%	6.32%	22,000	—	22,000	(3)(13)	March 31, 2013
901 New York Avenue	25%	5.19%	5.27%	163,248	—	163,248		January 1, 2015
One & Two Circle Star Way	25%	6.57%	6.67%	42,000	—	42,000	(3)(10)(14)	September 1, 2013
300 Billerica Road	25%	5.69%	6.04%	7,500	—	7,500	(3)(10)	January 1, 2016
Wisconsin Place Retail	5%	1.73%	1.88%	64,549	—	64,549	(3)(15)	March 29, 2011

Total				$3,343,507	$(86,492)	$3,257,015

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges and adjustments required by EITF 98-1. All adjustments related to EITF 98-1 are noted above.
(2)	In accordance with EITF 98-1, the principal amount and interest rate shown were adjusted upon acquisition of the property to reflect the fair value of the assumed note.
(3)	The loan requires interest only payments with a balloon payment due at maturity.
(4)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of September 30, 2010, the maximum funding obligation under the guarantee was approximately $16.5 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.
(5)	Principal amount does not include the assumed mezzanine loan with an aggregate principal amount of $294.0 million and a stated rate of 6.02% per annum, as the venture acquired the lenders’ interest in this loan for a purchase price of approximately $263.1 million in cash.
(6)	In connection with the capitalization of the joint venture, loans in an aggregate of $450.0 million were funded by the venture’s partners on a pro-rata basis. Our share of the partner loans totaling $270.0 million has been reflected in Related Party Note Receivable on our Consolidated Balance Sheets.
(7)	In connection with the refinancing of this property’s secured loan by the joint venture, we have guaranteed the joint venture’s obligation to fund an escrow related to certain lease rollover costs in lieu of an initial cash deposit for the full amount. The maximum funding obligation under the guarantee was $21.3 million. At closing, the joint venture funded a $10.0 million cash deposit into an escrow account and the remaining $11.3 million will be further reduced with scheduled monthly deposits from operating cash flows. As of September 30, 2010, the maximum funding obligation under the guarantee was approximately $8.6 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.
(8)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund tenant improvements and leasing commissions.
(9)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.00% per annum and matures on September 12, 2011 and includes an additional, one-year extension option, subject to certain conditions. In addition, we have guaranteed the repayment of approximately $9.1 million of principal (as well as interest on the loan), which amount is subject to reduction and eventual elimination upon attaining certain debt service coverage ratios.
(10)	This property is owned by the Value-Added Fund.
(11)	Mortgage financing totals $26.0 million (of which approximately $24.4 million has been disbursed as of September 30, 2010). The mortgage bears interest at a variable rate of LIBOR plus 1.50% and matures on March 31, 2011 with two, one-year extension options. The Value-Added Fund entered into an interest rate swap contract to fix the one-month LIBOR index rate at 4.085% per annum on a notional amount of $24 million. The swap contract went into effect on June 12, 2008 and expires on March 31, 2011.
(12)	Mortgage financing totals $120.0 million (of which $103.0 million was drawn at closing, $8.6 million was drawn to fund tenant and capital costs, and the remaining $8.4 million is available to fund future tenant and capital costs). The mortgage bears interest at a variable rate of LIBOR plus 1.75% and matures on May 31, 2011 with two, one-year extension options. The Value-Added Fund has guaranteed the payment of interest on the loan. In addition, the Value-Added Fund has entered into three interest rate swap contracts to fix the one-month LIBOR index rate at 3.63% per annum on an aggregate notional amount of $103 million. The swap contracts went into effect on June 2, 2008 and expire on April 1, 2011.
(13)	Mortgage loan bears interest at a variable rate equal to the greater of (1) the prime rate, as defined in the loan agreement, or (2) 5.75% per annum.
(14)	On October 21, 2010, our Value-Added Fund conveyed the fee simple title to the property and paid $3.8 million to the lender in satisfaction of its outstanding obligations under the existing mortgage loan. The Value-Added Fund had guaranteed the payment of (1) an aggregate of approximately $5.0 million of unfunded tenant improvement costs and leasing commissions and (2) one year of real estate taxes.
(15)	Amount represents outstanding construction financing under a $66.0 million loan commitment collateralized by the retail entity of Wisconsin Place. Wisconsin Place is a mixed-use development project consisting of office, retail and residential properties located in Chevy Chase, Maryland. The construction financing bears interest at a variable rate equal to LIBOR plus 1.375% per annum and matures on March 29, 2011 with a one-year extension option subject to certain conditions. In addition, we have guaranteed the repayment of approximately $825,000 of principal (as well as our share of interest on the loan, taxes and operating expenses), which amount is subject to reduction upon attaining a prescribed debt service coverage ratio.

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

The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership to FFO for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009
	(in thousands)
Net income attributable to Boston Properties Limited Partnership.	$68,436	$77,819
Add:
Noncontrolling interests in property partnerships	889	1,114
Noncontrolling interest—redeemable preferred units	820	772
Less:
Income from unconsolidated joint ventures	11,565	6,350
Gains on sales of real estate	—	2,394

Income before income from unconsolidated joint ventures, gains on sales of real estate and net income attributable to noncontrolling interests	58,580	70,961
Add:
Real estate depreciation and amortization(1)	105,244	106,920
Income from unconsolidated joint ventures	11,565	6,350
Less:
Noncontrolling interests in property partnerships’ share of funds from operations	1,724	1,731
Noncontrolling interest—redeemable preferred units	820	772

Funds from Operations	$172,845	$181,728

Weighted-average units outstanding—basic	159,952	159,009

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $79,077 and $76,126, our share of unconsolidated joint venture real estate depreciation and amortization of $26,602 and $31,262, less corporate related depreciation and amortization of $435 and $468 for the three months ended September 30, 2010 and 2009, respectively.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	Income (Numerator)	Units (Denominator)	Income (Numerator)	Units (Denominator)
	(in thousands)		(in thousands)
Basic FFO	$172,845	159,952	$181,728	159,009
Effect of Dilutive Securities
Convertible Preferred Units	820	1,461	772	1,461
Stock Based Compensation	—	598	—	584

Diluted FFO	$173,665	162,011	$182,500	161,054

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

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2010, approximately $6.8 billion of our consolidated borrowings bore interest at fixed rates and approximately $662.4 million of our consolidated borrowings bore interest at variable rates. The fair value of these instruments is affected by changes in market interest rates. As of September 30, 2010, the weighted-average interest rate on our variable rate debt was LIBOR/Eurodollar plus 0.89% per annum (for an all- in rate as of September 30, 2010 of 1.23% per annum). The GAAP weighted-average interest rate on the variable rate debt as of September 30, 2010 was 1.41% per annum. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, refer to Note 4 to the Consolidated Financial Statements and “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2010	2011	2012	2013	2014	2015+	Total	Estimated Fair Value
	(dollars in thousands) Secured debt
Fixed Rate	$6,191	$551,814	$106,641	$101,068	$76,546	$1,308,694	$2,150,954	$2,249,141
Average Interest Rate	6.37%	7.02%	5.68%	6.03%	5.79%	5.98%	6.23%
Variable Rate	247,715	97,169	267,845	827	48,828	—	662,384	663,335

	Unsecured debt
Fixed Rate	—	—	—	$924,163	—	$1,947,895	$2,872,058	$3,316,303
Average Interest Rate	—	—	—	6.36%	—	5.73%	5.94%
Variable Rate	—	—	—	—	—	—	—

	Unsecured exchangeable debt
Fixed Rate(1)	—	—	$671,174	$450,000	$742,735	—	$1,863,909
Adjustment for the equity component allocation	(9,605)	(39,997)	(29,327)	(23,052)	(2,438)	—	(104,419)

Total Fixed Rate	(9,605)	(39,997)	641,847	426,948	740,297	—	1,759,490	1,973,879
Average Interest Rate	—	—	5.63%	5.96%	6.56%	—	6.07%
Variable Rate	—	—	—	—	—	—	—

Total Debt	$244,301	$608,986	$1,016,333	$1,453,006	$865,671	$3,256,589	$7,444,886	$8,202,658

(1)	Amounts are included in the year in which the first optional redemption date occurs (or, in the case of the exchangeable notes due 2014, the year of maturity).

At September 30, 2010, the weighted-average coupon/stated rates on all of our fixed and variable rate debt was 5.46% and 1.23%, respectively. The weighted-average coupon/stated rates for our unsecured debt and unsecured exchangeable debt was 5.86% and 3.66%, respectively.

At September 30, 2010, our outstanding variable rate debt based on LIBOR/Eurodollar totaled approximately $662.4 million. At September 30, 2010, the weighted-average interest rate on our variable rate debt was approximately 1.41% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased by approximately $5.0 million for the nine months ended September 30, 2010. On October 20, 2010, we repaid approximately $247.7 million of our outstanding variable rate debt.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of our fiscal year ending December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

(a) Each time Boston Properties, Inc. issues shares of stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to us in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended September 30, 2010, in connection with issuances of common stock by Boston Properties, Inc. pursuant to exercises of stock options under the Second Amendment and Restatement of the Boston Properties, Inc. 1997 Stock Option and Incentive Plan, and pursuant to issuances under the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan, we issued an aggregate of approximately 450,403 common units to Boston Properties, Inc. in exchange for approximately $16.4 million, the aggregate proceeds of such common stock issuances to Boston Properties, Inc. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Common Units Purchased		(b) Average Price Paid per Common Unit		(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plan or Program
July 1, 2010—July 31, 2010	2,483	(1)	$0.04	(1)	N/A	N/A
August 1, 2010—August 31, 2010	—		—		N/A	N/A
September 1, 2010—September 30, 2010	—		—		N/A	N/A

Total	2,483	(1)	$0.04	(1)	N/A	N/A

(1)	Includes 2,158 common units previously held by Boston Properties, Inc. that were redeemed in connection with the repurchase of restricted shares of common stock of Boston Properties, Inc. in connection with the termination of a certain person’s employment with the Company. Under the terms of the applicable restricted stock agreement, these shares were repurchased by Boston Properties, Inc. at a price of $0.01 per share, which was the amount originally paid by such employee for such shares. Also includes 325 LTIP units that were repurchased in connection with the termination of an employee’s employment with the Company. Under the terms of the applicable LTIP unit vesting agreement, these LTIP units were repurchased by the Company at a price of $0.25 per LTIP unit, which was the amount originally paid by such employee for the units.

ITEM 3—Defaults Upon Senior Securities.

None.

ITEM 4—(Removed and Reserved)

ITEM 5—Other Information.

(a) None.

(b) None.

ITEM 6—Exhibits

(a) Exhibits

10.1	—	Ninety-Eighth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of October 21, 2010. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 5, 2010).

12.1	—	Calculation of Ratios of Earnings to Fixed Charges and Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Distributions.

31.1	—	Certification of Chief Executive Officer of Boston Properties, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer of Boston Properties, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer of Boston Properties, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer of Boston Properties, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	—

The following materials from Boston Properties Limited Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner

November 5, 2010	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer (duly authorized officer and principal financial officer)