Form 10-K
period 2010-12-31
BOSTON PROPERTIES LTD PARTNERSHIP
filed 2011-02-25
CIK 1043121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

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

    Large accelerated filer   ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Since no established market for common units of limited partnership of the registrant exists, there is no market value for such units.

Certain information contained in Boston Properties, Inc.’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 17, 2011 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III. Boston Properties, Inc. intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year ended December 31, 2010.

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

Our properties are concentrated in five markets—Boston, Washington, DC, midtown Manhattan, San Francisco and Princeton, NJ. At December 31, 2010, we owned or had interests in 146 properties, totaling approximately 39.9 million net rentable square feet, including five properties under construction totaling approximately 2.0 million net rentable square feet. In addition, we had structured parking for approximately 40,664 vehicles containing approximately 13.7 million square feet. Our properties consisted of:

•	140 office properties including 121 Class A office properties (including three properties under construction) and 19 Office/Technical properties;

•	one hotel;

•	three retail properties; and

•	two residential properties (both of which are under construction).

We own or control undeveloped land totaling approximately 513.3 acres, which could support approximately 12.8 million square feet of additional development. In addition, we have a noncontrolling interest in the Boston Properties Office Value-Added Fund, L.P., which we refer to as the “Value-Added Fund,” which is a strategic partnership with two institutional investors through which we have pursued the acquisition of assets within our existing markets that have deficiencies in property characteristics that provide an opportunity to create value through repositioning, refurbishment or renovation. Our investments through the Value-Added Fund are not included in our portfolio information tables or any other portfolio level statistics. At December 31, 2010, the Value-Added Fund had investments in an office property in Chelmsford, Massachusetts and complexes in Mountain View, California.

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

We are a full-service real estate company, with substantial in-house expertise and resources in acquisitions, development, financing, capital markets, construction management, property management, marketing, leasing, accounting, tax and legal services. We are managed by Boston Properties, Inc. in its capacity as our sole general partner. As of December 31, 2010, we had approximately 680 employees. Our thirty-four senior officers have an average of twenty-six years experience in the real estate industry, including an average of sixteen years of experience with us. Our principal executive office and Boston regional office is located at The Prudential Center, 800 Boylston Street, Suite 1900, Boston, Massachusetts 02199 and our telephone number is (617) 236-3300. In addition, we have regional offices at 505 9th Street, NW, Washington, DC 20004; 599 Lexington Avenue, New York, New York 10022; Four Embarcadero Center, San Francisco, California 94111; and 302 Carnegie Center, Princeton, New Jersey 08540.

Boston Properties, Inc., our sole general partner, has a Web site located at http://www.bostonproperties.com. On its Web site, you can obtain a free copy of Boston Properties, Inc.’s and Boston Properties Limited Partnership’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. You may also obtain BPLP’s reports by accessing the EDGAR database at the Securities and Exchange Commission’s website at http://www.sec.gov, or we will furnish an electronic or paper copy of these reports free of charge upon written request to: Investor Relations, Boston Properties, Inc., The Prudential Center, 800 Boylston Street, Suite 1900, Boston, Massachusetts. The name “Boston Properties” and our logo (consisting of a stylized “b”) are registered service marks of the Company.

Boston Properties Limited Partnership

As of February 18, 2011, Boston Properties, Inc. was the owner of approximately 86.3% of the economic interests in BPLP. Economic interest was calculated as the number of common partnership units of BPLP owned by Boston Properties, Inc. as a percentage of the sum of (1) the actual aggregate number of outstanding common partnership units of BPLP, (2) the number of common partnership units issuable upon conversion of outstanding preferred partnership units of BPLP and (3) the number of common units issuable upon conversion of all outstanding long term incentive plan units of BPLP, or LTIP Units, other than LTIP Units issued in the form of 2011 Outperformance Awards (“2011 OPP Awards”), assuming all conditions have been met for the conversion of the LTIP Units. An LTIP Unit is generally the economic equivalent of a share of our restricted common stock, although LTIP Units issued in the form of 2011 OPP Awards are only entitled to receive one-tenth (1/10th ) of the regular quarterly distributions (and no special distributions) prior to being earned. Boston Properties, Inc.’s general and limited partnership interests in BPLP entitle it to share in cash distributions from, and in the profits and losses of, BPLP in proportion to its percentage interest and entitle it to vote on all matters requiring a vote of the limited partners. The other limited partners of BPLP are persons who contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP or recipients of LTIP Units pursuant to the Second Amendment and Restatement of Boston Properties, Inc.’s 1997 Stock Option and Incentive Plan (the “1997 Plan”). Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of the common stock of Boston Properties, Inc. In lieu of cash, however, Boston Properties, Inc., as general partner, may, at its option, choose to acquire any common units so tendered by issuing shares of Boston Properties Inc.’s common stock in exchange for the common units. If Boston Properties, Inc. so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. We generally expect that Boston Properties, Inc., as our general partner, will elect to issue our common stock in connection with each such presentation for redemption rather than having us pay cash. With each such exchange or redemption, Boston Properties, Inc.’s percentage ownership in BPLP will increase. In addition, whenever Boston Properties, Inc. issues shares of its common stock other than to acquire common units of BPLP, it must contribute any net proceeds it receives to us and we must issue to Boston Properties, Inc. an equivalent number of common units. This structure is commonly referred to as an umbrella partnership REIT, or “UPREIT.”

Our preferred units have the rights, preferences and other privileges, including the right to convert into common units, as are set forth in an amendment to our limited partnership agreement. As of December 31, 2010 and February 18, 2011, we had one series of our preferred units outstanding. Our Series Two Preferred Units have a liquidation preference of $50.00 per unit (or an aggregate of approximately $55.7 million at December 31, 2010 and February 18, 2011). The Series Two Preferred Units are convertible, at the holder’s election, into common units at a conversion price of $38.10 per common unit (equivalent to a ratio of 1.312336 common units per Series Two Preferred Unit). Distributions on the Series Two Preferred Units are payable quarterly and, unless the greater rate described in the next sentence applies, accrue at 6.0% per annum. If distributions on the number of OP Units into which the Series Two Preferred Units are convertible are greater than distributions calculated using the rate described in the preceding sentence for the applicable quarterly period, then the greater distributions are payable instead. The holders of Series Two Preferred Units have the right to require us to redeem their units for cash at the redemption price of $50.00 per unit on May 12, 2011, May 14, 2012, May 14, 2013 and May 12, 2014. The maximum number of units that may be required to be redeemed from all holders on each of these dates is 1,007,662, which is one-sixth of the number of Series Two Preferred Units that were originally issued. The holders had the right to have their Series Two Preferred Units redeemed for cash as of May 12, 2009 and May 12, 2010, although no holder exercised such right. We also have the right, under certain conditions and at certain times, to redeem Series Two Preferred Units for cash and to convert into OP Units any Series Two Preferred Units that are not redeemed when they are eligible for redemption.

Transactions During 2010

Acquisitions

On July 1, 2010, we acquired the mortgage loan collateralized by a land parcel zoned for residential use located in Reston, Virginia for approximately $20.3 million. In connection with the acquisition of the loan, we entered into a forbearance agreement pursuant to which we obtained the fee interest in the land by deed in lieu of foreclosure.

On September 24, 2010, we acquired fee title to 510 Madison Avenue in New York City for a purchase price of approximately $287.0 million. In connection with the acquisition, we also incurred approximately $1.5 million of acquisition costs that were expensed during the year ended December 31, 2010. Previously, on August 10, 2010, we had acquired the junior mezzanine loan that was secured by a pledge of a subordinate ownership interest in the property for a purchase price of approximately $22.5 million. 510 Madison Avenue is an approximately 347,000 square foot Class A office tower, which is currently under development. In connection with the acquisition, we assumed the mortgage loan totaling approximately $202.6 million and, at closing, we caused the assignment of the mortgage to a new lender and subsequently increased the amount borrowed to $267.5 million. This amount is fully secured by cash deposits included within “Cash Held in Escrows” in our Consolidated Balance Sheets. The mortgage financing bears interest at a variable rate equal to LIBOR plus 0.30% per annum and matures on February 24, 2012.

On September 27, 2010, we entered into an agreement to acquire Bay Colony Corporate Center in Waltham, Massachusetts. On February 1, 2011, we completed the acquisition for an aggregate purchase price of approximately $185.0 million. The purchase price consisted of approximately $41.1 million of cash and the assumption of approximately $143.9 million of indebtedness. The assumed debt is a securitized senior mortgage loan that bears interest at a fixed rate of 6.53% per annum and matures on June 11, 2012. The loan requires interest-only payments with a balloon payment due at maturity. Bay Colony Corporate Center is an approximately 1,000,000 net rentable square foot, four-building Class A office park situated on a 58-acre site in Waltham, Massachusetts.

On December 29, 2010, we completed the acquisition of the John Hancock Tower and Garage in Boston, Massachusetts for an aggregate purchase price of approximately $930.0 million. The purchase price consisted of approximately $289.5 million of cash and the assumption of approximately $640.5 million of indebtedness. The assumed debt is a securitized senior mortgage loan that bears interest at a fixed rate of 5.68% per annum and matures on January 6, 2017. The loan requires interest-only payments with a balloon payment due at maturity. In connection with the acquisition, we incurred an aggregate of approximately $0.9 million of acquisition costs that were expensed during the year ended December 31, 2010. The John Hancock Tower is an iconic 62-story, approximately 1,700,000 rentable square foot office tower located in the heart of Boston’s Back Bay neighborhood. The garage is an eight-level, 2,013 space parking facility. The seller has agreed to (1) fund the cost of and complete certain capital projects and (2) fund the cost of certain tenant improvements, both of which are currently underway, totaling approximately $46.0 million. Refer to Note 3 to the Consolidated Financial Statements.

Dispositions

On April 14, 2008, we sold a parcel of land located in Washington, DC for approximately $33.7 million. We had previously entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet. Due to our involvement in the construction of the project, the gain on sale was deferred and has been recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs. During the year ended December 31, 2010, we completed construction of the project and recognized the remaining gain on sale totaling approximately $1.8 million. We have recognized a cumulative gain on sale of approximately $23.4 million.

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

Developments

On February 6, 2009, we announced that we were suspending construction on our 1,000,000 square foot project at 250 West 55th Street in New York City. During the year ended December 31, 2009, we recognized costs aggregating approximately $27.8 million related to the suspension of development, which amount included a $20.0 million contractual amount due pursuant to a lease agreement. During December 2009, we completed the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and as a result ceased interest capitalization on the project. On January 19, 2010, we paid $12.8 million related to the termination of the lease agreement. As a result, we recognized approximately $7.2 million of income during the year ended December 31, 2010.

On June 1, 2010, we placed in-service Weston Corporate Center, an approximately 356,000 net rentable square foot Class A office property located in Weston, Massachusetts. The property is 100% leased.

On October 20, 2010, we closed a transaction with a financial institution (the “HTC Investor”) related to the historic rehabilitation of the residential component of our Atlantic Wharf development in Boston, Massachusetts (the “residential project”). The residential project is expected to result in the development of approximately 86 units of residential rental apartments and approximately 10,000 square feet of retail space. Because, Boston Properties, Inc. as a REIT, may not take full advantage of available historic tax credits, we admitted the HTC Investor as a partner in the residential project. The HTC Investor has agreed to contribute an aggregate of approximately $14 million to the project in three installments in 2010 and 2011, subject to our achievement of certain conditions that include construction milestones and our compliance with the federal rehabilitation regulations. In exchange for its contribution, the HTC Investor will receive substantially all of the benefits derived from the tax credits.

As of December 31, 2010, we had five projects under construction comprised of three office properties and two residential properties, which aggregate approximately 2.0 million square feet. We estimate the total investment to complete these projects, in the aggregate, to be approximately $1.4 billion of which we had already invested approximately $1.1 billion as of December 31, 2010. The investment through December 31, 2010 and estimated total investment for our properties under construction as of December 31, 2010 are detailed below (in thousands):

Construction Properties	Estimated Stabilization Date	Location	Investment to Date(1)	Estimated Total Investment(1)
Office
Atlantic Wharf	First Quarter, 2012	Boston, MA	$503,799	$552,900
2200 Pennsylvania Avenue	Second Quarter, 2012	Washington, DC	137,291	230,000
510 Madison Avenue	Fourth Quarter, 2012	New York, NY	319,071	375,000

Total Office Properties under Construction			$960,161	$1,157,900

Residential
Atlantic Wharf—Residential (86 units) (2)	Second Quarter, 2012	Boston, MA	$35,495	$47,100
Atlantic Wharf—Retail
2221 I Street, NW—Residential (335 units)	Third Quarter, 2012	Washington, DC	81,874	150,000

2221 Street, NW—Retail
Total Residential Properties under Construction			$117,369	$197,100

Total Properties under Construction			$1,077,530	$1,355,000

(1)	Includes net revenue during lease up period and approximately $51.6 million of construction and leasing commission accruals.
(2)	Project costs includes residential and retail components. Estimated total investment is net of $12.0 million of anticipated net proceeds from the sale of Federal historic tax credits.

Secured Debt Transactions

On June 15, 2010, we used available cash to repay the mortgage loan collateralized by our Eight Cambridge Center property located in Cambridge, Massachusetts totaling approximately $22.6 million. The mortgage loan bore interest at a fixed rate of 7.73% per annum and was scheduled to mature on July 15, 2010. There was no prepayment penalty.

On July 1, 2010, we used available cash to repay the mortgage loans collateralized by our 202, 206 & 214 Carnegie Center properties located in Princeton, New Jersey totaling approximately $55.8 million. The mortgage loans bore interest at a fixed rate of 8.13% per annum and were scheduled to mature on October 1, 2010. There were no prepayment penalties.

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

On September 24, 2010, in connection with the acquisition of 510 Madison Avenue in New York City, we assumed the mortgage loan totaling approximately $202.6 million and at closing caused the assignment of the mortgage to a new lender and subsequently increased the amount borrowed to $267.5 million. This amount is fully secured by cash deposits included within “Cash Held in Escrows” in our Consolidated Balance Sheets. The mortgage financing bears interest at a variable rate equal to LIBOR plus 0.30% per annum and matures on February 24, 2012.

On October 1, 2010, we modified our construction loan facility collateralized by our Atlantic Wharf development project in Boston, Massachusetts. The construction loan facility bears interest at a variable rate equal to LIBOR plus 3.00% per annum and matures on April 21, 2012 with two, one-year extension options, subject to certain conditions. The modification consisted of releasing from collateral the residential component and ground floor retail included in the “Russia Building” and reducing the loan commitment from $215.0 million to $192.5 million. All other terms of the mortgage loan remain unchanged. We have not drawn any amounts under the facility.

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

On November 1, 2010, we used available cash to repay the mortgage loan collateralized by our 10 & 20 Burlington Mall Road property located in Burlington, Massachusetts and 91 Hartwell Avenue property located in Lexington, Massachusetts totaling approximately $32.8 million. The mortgage loan bore interest at a fixed rate of 7.25% per annum and was scheduled to mature on October 1, 2011. We paid a prepayment penalty totaling approximately $0.3 million associated with the repayment.

On November 1, 2010, we used available cash to repay the mortgage loan collateralized by our 1330 Connecticut Avenue property located in Washington, DC totaling approximately $45.0 million. The mortgage loan bore interest at a fixed rate of 7.58% per annum and was scheduled to mature on February 26, 2011. There was no prepayment penalty.

On December 23, 2010, we used available cash to repay the mortgage loan collateralized by our Wisconsin Place Office property totaling approximately $97.2 million. The mortgage loan bore interest at a variable rate equal to LIBOR plus 1.10% per annum and was scheduled to mature on January 29, 2011. There was no prepayment penalty.

On December 29, 2010, in connection with our acquisition of the John Hancock Tower and Garage in Boston, Massachusetts, we assumed the mortgage loan collateralized by the property totaling approximately $640.5 million. The assumed debt is a securitized senior mortgage loan that requires interest-only payments with a balloon payment due at maturity. Pursuant to the provisions of Accounting Standards Codification (“ASC”) 805, the assumed mortgage loan, which bears contractual interest at a fixed rate of 5.68% per annum and matures on January 6, 2017, was recorded at its fair value of approximately $663.4 million using an effective interest rate of 5.00% per annum.

Unsecured Senior Notes

On April 19, 2010, we completed a public offering of $700.0 million in aggregate principal amount of our 5.625% senior notes due 2020. The notes were priced at 99.891% of the principal amount to yield 5.708% to maturity. The aggregate net proceeds to us, after deducting underwriter discounts and offering expenses, were approximately $693.5 million. The notes mature on November 15, 2020, unless earlier redeemed. On April 7, 2010, in connection with the offering, we entered into two treasury lock agreements to fix the 10-year U.S. Treasury rate (which was used as a reference security in pricing) at 3.873% per annum on notional amounts aggregating $350.0 million. We subsequently cash-settled the treasury lock agreements and received approximately $0.4 million, which amount will be recognized as a reduction to our interest expense over the term of the notes.

On November 18, 2010, we completed a public offering of $850.0 million in aggregate principal amount of our 4.125% senior notes due 2021. The notes were priced at 99.26% of the principal amount to yield 4.289% to maturity. The aggregate net proceeds to us, after deducting underwriter discounts and offering expenses, were approximately $836.9 million. The notes mature on May 15, 2021, unless earlier redeemed.

On December 12, 2010, we completed the redemption of $700.0 million in aggregate principal amount of our 6.25% senior notes due 2013. The redemption price was determined in accordance with the applicable indenture and was approximately $793.1 million. The redemption price included approximately $17.9 million of accrued and unpaid interest to, but not including, the redemption date. Excluding such accrued and unpaid interest, the redemption price was approximately 110.75% of the principal amount being redeemed. In addition, on November 29, 2010, we entered into two treasury lock agreements to fix the yield on the U.S. Treasury issue used in determining the redemption price on notional amounts aggregating $700.0 million. On December 9, 2010, we cash-settled the treasury lock agreements and paid approximately $2.1 million. As a result of the payment of the redemption premium, the settlement of the treasury locks and the write off of deferred financing costs, we recognized an aggregate loss on early extinguishment of debt of approximately $79.3 million. Following the partial redemption, there is an aggregate of $225.0 million of these notes outstanding.

Unsecured Exchangeable Senior Notes

During the year ended December 31, 2010, we repurchased approximately $236.3 million aggregate principal amount of our 2.875% exchangeable senior notes due 2037, which the holders may require us to repurchase in February 2012, for approximately $236.6 million. The repurchased notes had an aggregate allocated liability and equity value of approximately $225.7 million and $0.4 million, respectively, at the time of repurchase resulting in the recognition of a loss on early extinguishment of debt of approximately $10.5 million during the year ended December 31, 2010. There remains an aggregate of approximately $626.2 million of these notes outstanding.

Unsecured Line of Credit

Effective as of August 3, 2010, the maturity date under our $1.0 billion unsecured line of credit was extended to August 3, 2011. All other terms of the unsecured line of credit remain unchanged.

Equity Transactions

During the year ended December 31, 2010, Boston Properties, Inc. redeemed an aggregate of 591,900 common units of limited partnership interest, including 99,139 common units issued upon the conversion of LTIP units, presented by the holders for redemption, in exchange for an equal number of shares of common stock. Each time Boston Properties, Inc. issues shares of common stock (other than in exchange for common units upon exercise by limited partners of their redemption right), it contributes the proceeds of such issuance to us in return for an equivalent number of common units. During the year ended December 31, 2010, we issued 638,957 common units to Boston Properties, Inc. in exchange for the proceeds from the exercise of stock options under the 1997 Plan.

Noncontrolling interests in property partnerships

On December 23, 2010, we acquired the outside member’s 33.3% equity interest in our consolidated joint venture entity that owns the Wisconsin Place Office property located in Chevy Chase, Maryland for cash of approximately $25.5 million. The acquisition was accounted for as an equity transaction. The difference between the purchase price and the carrying value of the outside member’s equity interest, totaling approximately $19.1 million, reduced partners’ capital in our Consolidated Balance Sheets.

Investments in Unconsolidated Joint Ventures

On March 1, 2010, a joint venture in which we have a 60% interest refinanced at maturity its mortgage loan collateralized by 125 West 55th Street located in New York City. The mortgage loan totaling $200.0 million bore interest at a fixed rate of 5.75% per annum. The new mortgage loan totaling $207.0 million bears interest at a fixed rate of 6.09% per annum and was scheduled to mature on March 10, 2015. On July 23, 2010, the joint venture modified the mortgage loan by extending the maturity date of the loan to March 10, 2020. All other terms of the mortgage loan remain unchanged. In connection with the new mortgage loan, we have guaranteed the joint venture’s obligation to fund an escrow related to certain lease rollover costs in lieu of an initial cash deposit for the full amount. The maximum funding obligation under the guarantee was $21.3 million. At closing, the joint venture funded a $10.0 million cash deposit into the escrow account and the remaining $11.3 million will be further reduced with scheduled monthly deposits into the escrow account from operating cash flows. As of December 31, 2010, the maximum funding obligation under the guarantee was approximately $7.2 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. In addition, on February 25, 2010, the joint venture repaid outstanding mezzanine loans totaling $63.5 million utilizing available cash and cash contributions from the joint venture’s partners on a pro rata basis. The mezzanine loans bore interest at a weighted-average fixed rate of approximately 7.81% per annum and were scheduled to mature on March 1, 2010.

On April 1, 2010, we acquired a 30% interest in a joint venture entity that owns 500 North Capitol Street, NW located in Washington, DC. 500 North Capitol Street is an approximately 176,000 net rentable square foot office property that is fully-leased to a single tenant through March 25, 2011. The joint venture currently intends to remove the property from service and redevelop the property following the lease expiration. On April 1, 2010, the joint venture entity refinanced at maturity the mortgage loan collateralized by the property totaling approximately $26.8 million. The new mortgage loan totaling $22.0 million bears interest at a variable rate equal to the greater of (1) the prime rate, as defined in the loan agreement, or (2) 5.75% per annum. The loan currently bears interest at 5.75% per annum and matures on March 31, 2013. Our investment in the joint venture totaling approximately $1.9 million was financed with cash contributions to the venture totaling approximately $1.4 million and the issuance to the seller of 5,906 OP Units.

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

On April 16, 2010, a joint venture in which we have a 51% interest refinanced its mortgage loan collateralized by Metropolitan Square located in Washington, DC. The previous mortgage loan totaling approximately $123.6 million bore interest at a fixed rate of 8.23% per annum and was scheduled to mature on May 1, 2010. The new mortgage loan totaling $175.0 million bears interest at a fixed rate of 5.75% per annum and matures on May 5, 2020. On April 26, 2010, the joint venture distributed excess loan proceeds to the partners totaling approximately $49.0 million, of which our share was approximately $25.0 million.

On June 15, 2010, a joint venture in which we have a 50% interest repaid the mortgage loan collateralized by land parcels at its site at Eighth Avenue and 46th Street in New York City utilizing cash contributions from the joint venture’s partners on a pro rata basis. In addition, the joint venture completed an exchange of land parcels with a third party and received land parcels and development rights valued at approximately $6.4 million in exchange for a land parcel valued at approximately $5.4 million and cash of approximately $1.0 million.

On September 12, 2010, a joint venture in which we have a 50% interest exercised its right to extend the maturity date of its mortgage loan collateralized by Annapolis Junction located in Annapolis, Maryland. The mortgage loan totaling $42.7 million now matures on September 12, 2011 and bears interest at a variable rate equal to LIBOR plus 1.00% per annum. The mortgage loan includes an additional one-year extension option, subject to certain conditions. All other terms of the mortgage loan remain unchanged.

On September 20, 2010, a joint venture in which we have a 50% interest refinanced its mortgage loan collateralized by Market Square North located in Washington, DC. The previous mortgage loan totaling approximately $81.1 million bore interest at a fixed rate of 7.70% per annum and was scheduled to mature on December 19, 2010. The new mortgage loan totaling $130.0 million bears interest at a fixed rate of 4.85% per annum and matures on October 1, 2020. On October 22, 2010, the joint venture distributed excess loan proceeds to the partners totaling approximately $40.8 million, of which our share was approximately $20.4 million.

On October 21, 2010, our Value-Added Fund conveyed the fee simple title to its One and Two Circle Star Way properties and paid $3.8 million to the lender in satisfaction of its outstanding obligations under the existing mortgage loan and guarantee. Our Value-Added Fund recognized a net gain on early extinguishment of debt totaling approximately $17.9 million. We had previously recognized impairment losses on our investment in the Value-Added Fund. The mortgage loan had an outstanding principal amount of $42.0 million, bore interest at a fixed rate of 6.57% per annum and was scheduled to mature on September 1, 2013. The Value-Added Fund had guaranteed the payment of (1) an aggregate of approximately $5.0 million of unfunded tenant improvement costs and leasing commissions and (2) one year of real estate taxes. We had an effective ownership interest of 25% in the One and Two Circle Star Way properties.

On December 23, 2010, we sold our 5.0% equity interest in our unconsolidated joint venture entity that owned the retail portion of the Wisconsin Place mixed-use property for approximately $1.4 million of cash, resulting in the recognition of a gain of approximately $0.6 million, which amount is included within income (loss) from unconsolidated joint ventures within our Consolidated Statements of Operations.

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

•

to emphasize markets and submarkets within those markets where the lack of available sites and the difficulty of receiving the necessary approvals for development and the necessary financing constitute high barriers to the creation of new supply, and where skill, financial strength and diligence are required to successfully develop, finance and manage high-quality office, research and development space, as well as selected retail and residential space;

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

•	to enhance our capital structure through our access to a variety of sources of capital and proactively manage our debt expirations.

Growth Strategies

External Growth

We believe that our development experience and our organizational depth position us to continue to selectively develop a range of property types, including low-rise suburban office properties, high-rise urban developments, mixed-use developments (including residential) and research and laboratory space, within budget and on schedule. Other factors that contribute to our competitive position include:

•

our control of sites (including sites under contract or option to acquire) in our markets that could support approximately 12.8 million additional square feet of new office, retail, hotel and residential development;

•	our reputation gained through 41 years of successful operations and the stability and strength of our existing portfolio of properties;

•	our relationships with leading national corporations, universities and public institutions seeking new facilities and development services;

•	our relationships with nationally recognized financial institutions that provide capital to the real estate industry;

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

Opportunities to execute our external growth strategy fall into three categories:

•

Development in selected submarkets. We believe the additional development of well-positioned office buildings could be justified in many of our submarkets. We believe in acquiring land after taking into consideration timing factors relating to economic cycles and in response to market conditions that allow for its development at the appropriate time. While we purposely concentrate in markets with high barriers-to-entry, we have demonstrated throughout our 41-year history, an ability to make carefully timed land acquisitions in submarkets where we can become one of the market leaders in establishing rent and other business terms. We believe that there are opportunities at key locations in our existing and other markets for a well-capitalized developer to acquire land with development potential.

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

•

Acquisition of assets and portfolios of assets from institutions or individuals. We believe that due to our size, management strength and reputation, we are well positioned to acquire portfolios of assets or individual properties from institutions or individuals if valuations meet our criteria. In addition, we believe that our relatively low leverage, our liquidity and access to capital may provide us with a competitive advantage when pursuing acquisitions in the current credit-constrained environment. There may be enhanced opportunities to purchase assets with near-term financing maturities or possibly provide debt on assets at enhanced yields given the limited availability of traditional sources of debt. Opportunities to acquire properties may also come through the purchase of first mortgage or mezzanine debt. We may also acquire properties for cash, but we are also particularly well-positioned to appeal to sellers wishing to contribute on a tax-deferred basis their ownership of property for equity in a diversified real estate operating company that offers liquidity through access to the public equity markets in addition to a quarterly distribution. Our ability to offer common and preferred units of limited partnership in BPLP to sellers who would otherwise recognize a taxable gain upon a sale of assets or Boston Properties, Inc.’s common stock may facilitate this type of transaction on a tax-efficient basis. In addition, we may consider mergers with and acquisitions of compatible real estate firms.

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

Internal Growth

We believe that opportunities will exist to increase cash flow from our existing properties because they are of high quality and in desirable locations within markets where, in general, the creation of new supply is limited by the lack of available sites and the difficulty of obtaining the necessary approvals for development on vacant land and financing. Our strategy for maximizing the benefits from these opportunities is three-fold: (1) to provide high-quality property management services using our employees in order to encourage tenants to renew, expand and relocate in our properties, (2) to achieve speed and transaction cost efficiency in replacing departing tenants through the use of in-house services for marketing, lease negotiation and construction of tenant improvements and (3) to work with new or existing tenants with space expansion or contraction needs maximizing the cash flow from our assets. We expect to continue our internal growth as a result of our ability to:

•

Cultivate existing submarkets and long-term relationships with credit tenants. In choosing locations for our properties, we have paid particular attention to transportation and commuting patterns, physical environment, adjacency to established business centers, proximity to sources of business growth and other local factors.

We had an average lease term of 7.1 years at December 31, 2010 and continue to cultivate long-term leasing relationships with a diverse base of high-quality, financially stable tenants. Based on leases in place at December 31, 2010, leases with respect to 6.9% of the total square feet in our portfolio will expire in calendar year 2011.

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

Equity investments may be subject to existing mortgage financing and other indebtedness or such financing or indebtedness as may be incurred in connection with acquiring or refinancing these investments. Debt service on such financing or indebtedness will have a priority over any distributions. Investments are also subject to our policy not to be treated as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”).

Investments in Real Estate Mortgages

While our current portfolio consists of, and our business objectives emphasize, equity investments in commercial real estate, we may, at the discretion of the Board of Directors of Boston Properties, Inc., invest in mortgages and other types of real estate interests consistent with Boston Properties, Inc.’s qualification as a REIT. Investments in real estate mortgages run the risk that one or more borrowers may default under such mortgages and that the collateral securing such mortgages may not be sufficient to enable us to recoup our full investment. Although we currently do not have any investments in mortgages or deeds of trust, we may invest in participating, convertible or traditional mortgages if we conclude that we may benefit from the cash flow, or any appreciation in value of the property or as an entrance to the fee ownership.

Securities of or Interests in Entities Primarily Engaged in Real Estate Activities

Subject to the percentage of ownership limitations and gross income tests necessary for Boston Properties, Inc.’s REIT qualification, we also may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.

Dispositions

Our decision to dispose of properties are based upon the periodic review of our portfolio and the determination by the Board of Directors of Boston Properties, Inc. that such action would be in our best interests. Any decision to dispose of a property will be authorized by the Board of Directors of Boston Properties, Inc. or a committee thereof. Some holders of our limited partnership interests, including Mortimer B. Zuckerman and the estate of Edward H. Linde, could incur adverse tax consequences upon the sale of certain of our properties that differ from the tax consequences to us and Boston Properties, Inc. Consequently, holders of our limited partnership interests may have different objectives regarding the appropriate pricing and timing of any such sale. Such different tax treatment derives in most cases from the fact that we acquired these properties in exchange for our partnership interests in contribution transactions structured to allow the prior owners to defer taxable gain. Generally this deferral continues so long as we do not dispose of the properties in a taxable transaction. Unless a sale by us of these properties is structured as a like-kind exchange under Section 1031 of the Internal Revenue Code or in a manner that otherwise allows deferral to continue, recognition of the deferred tax gain allocable to these prior owners is generally triggered by a sale. Some of our assets are subject to tax protection agreements, which may limit our ability to dispose of the assets or require us to pay damages to the prior owners in the event of a taxable sale.

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

Policies with Respect to Other Activities

Boston Properties, Inc., as our sole general partner, has the authority to issue additional common and preferred units of limited partnership interest of BPLP. Boston Properties, Inc. has in the past, and may in the future, issue common or preferred units of BPLP to persons who contribute their direct or indirect interests in properties to us in exchange for such units. We have not engaged in trading, underwriting or agency distribution or sale of securities of issuers and we do not intend to do so. At all times, we intend to make investments in such a manner as to enable Boston Properties, Inc. to maintain its qualification as a REIT, unless because of circumstances or changes in the Internal Revenue Code of 1986, as amended (or the Treasury Regulations), the Board of Directors of Boston Properties, Inc. determines that it is no longer in the best interest of Boston Properties, Inc. to qualify as a REIT. We may make loans to third parties, including, without limitation, to joint ventures in which we participate. We intend to make investments in such a way that we will not be treated as an investment company under the 1940 Act. Our policies with respect to these and other activities may be reviewed and modified or amended from time to time by the Board of Directors of Boston Properties, Inc.

Sustainability

As one of the largest owners and developers of office properties in the United States, we actively work to promote our growth and operations in a sustainable and responsible manner across our five regions. We focus our sustainability initiatives on the design and construction of our new developments, the operation of our existing buildings and our internal corporate practices. Our sustainability initiatives are centered on energy efficiency, waste reduction and water preservation, as well as making a positive impact on the communities in which we conduct business. Through these efforts we demonstrate that operating and developing commercial real estate can be conducted with a conscious regard for the environment while mutually benefiting our tenants, investors, employees and the communities in which we operate. In November 2010, Boston Properties, Inc. launched a new page on its website to increase the transparency of our sustainability program. You may access our sustainability report on its website at http:// www.bostonproperties.com under the heading “Sustainability.”

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

In addition, although not part of our core strategy, we are currently developing two residential properties that are incidental to our office developments and may in the future decide to acquire or develop additional residential properties. As an owner and operator of apartments, we will also face competition for prospective residents from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. We will also compete against condominiums and single-family homes that are for sale or rent. Because we have limited experience with residential properties, we expect to retain third parties to manage our residential properties.

Our Hotel Property

We operate our hotel property through a taxable REIT subsidiary. The taxable REIT subsidiary, a wholly-owned subsidiary of BPLP, is the lessee pursuant to a lease for the hotel property. As lessor, we are entitled to a percentage of gross receipts from the hotel property. The hotel lease allows all the economic benefits of ownership to flow to us. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of the existing management agreements. Marriott has been engaged under a separate long-term incentive management agreement to operate and manage the hotel on behalf of the taxable REIT subsidiary. In connection with these arrangements, Marriott has agreed to operate and maintain our hotel in accordance with its system-wide standard for comparable hotels and to provide the hotel with the benefits of its central reservation system and other chain-wide programs and services. Under a management agreement for the hotel, Marriott acts as the taxable REIT subsidiary’s agent to supervise, direct and control the management and operation of the hotel and receives as compensation base management fees that are calculated as a percentage of the hotel’s gross revenues, and supplemental incentive fees if the hotel exceeds negotiated profitability breakpoints. In addition, the taxable REIT subsidiary compensates Marriott, on the basis of a formula applied to the hotel’s gross revenues, for certain system-wide services provided by Marriott, including central reservations, marketing and training. During 2010, 2009 and 2008, Marriott received an aggregate of approximately $2.2 million, $1.5 million and $3.0 million, respectively, from our taxable REIT subsidiary.

Seasonality

Our hotel property traditionally has experienced significant seasonality in its operating income, with the percentage of net operating income by quarter over the year ended December 31, 2010 shown below.

First Quarter	Second Quarter	Third Quarter	Fourth Quarter
8%	30%	24%	38%

Corporate Governance

Our sole general partner, Boston Properties Inc., is currently governed by a ten member Board of Directors, which is divided into three classes (Class I, Class II and Class III). The Board of Directors of Boston Properties, Inc. is currently comprised of three Class I directors (Mortimer B. Zuckerman, Carol B. Einiger and Dr. Jacob A. Frenkel), four Class II directors (Lawrence S. Bacow, Zoë Baird, Alan J. Patricof and Martin Turchin) and three Class III directors (Douglas T. Linde, Matthew J. Lustig and David A. Twardock). The terms of our current Class I, Class II and Class III directors expire at the annual meetings of stockholders of Boston Properties, Inc. to be held in 2013, 2011 and 2012, respectively.

At the 2010 annual meeting of stockholders of Boston Properties, Inc., the stockholders approved an amendment to the Amended and Restated Certificate of Incorporation of Boston Properties, Inc. that will, among other things, destagger the Board of Directors and provide for the annual election of directors. As a result, commencing with the class of directors standing for election at the 2011 annual meeting of stockholders of Boston Properties, Inc. the directors whose terms expire will stand for election for one-year terms expiring at the next succeeding annual meeting of stockholders. Directors elected prior to the 2011 annual meeting of stockholders of Boston Properties, Inc. will continue to serve their full three-year terms.

On January 20, 2011, Matthew J. Lustig was appointed as a Class III director to serve until the 2012 annual meeting of the stockholders of Boston Properties, Inc.

The Board of Directors of Boston Properties, Inc. has Audit, Compensation and Nominating and Corporate Governance Committees. The membership of each of these committees is described below.

Name of Director	Audit		Compensation		Nominating and Corporate Governance
Lawrence S. Bacow	X		X
Zoë Baird					X	*
Carol B. Einiger	X
Dr. Jacob A. Frenkel			X
Alan J. Patricof	X	*			X
David A. Twardock			X	*	X

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

Set forth below are the risks that we believe are material to our investors. We refer to our common, preferred and LTIP Units together as our “securities,” and the investors who own our securities “securityholders.” This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 46.

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

We are currently developing, and may in the future develop, properties either alone or through joint ventures with other persons that are known as “mixed-use” developments. This means that in addition to the development of office space, the project may also include space for residential or other commercial purposes. We have limited experience in developing and managing non-office and non-retail real estate. As a result, if a development project includes a non-office or non-retail use, we may seek to develop that component ourselves, sell the rights to that component to a third-party developer with experience in that use or we may seek to partner with such a developer. If we do not sell the rights or partner with such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, but also to specific risks associated with the development and ownership of non-office and non-retail real estate. In addition, even if we sell the rights to develop the other component or elect to participate in the development through a joint venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations necessitating that we complete the other component ourselves (including providing any necessary financing). In the case of residential properties, these risks include competition for prospective residents from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. We will also compete against condominiums and single-family homes that are for sale or rent. Because we have limited experience with residential properties, we expect to retain third parties to manage our residential properties. If we decide to not sell or participate in a joint venture and instead hire a third party manager, we would be dependent on them and their key personnel who provide services to us and we may not find a suitable replacement if the management agreement is terminated, or if key personnel leave or otherwise become unavailable to us.

We face risks associated with the use of debt to fund acquisitions and developments, including refinancing risk.

We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. We anticipate that only a small portion of the principal of our debt will be repaid prior to maturity. Therefore, we are likely to need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of our existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital, our cash flow may not be sufficient to repay all maturing debt in years when significant “balloon” payments come due. In addition, we may rely on debt to fund a portion of our new investments such as our acquisition and development activity. There is a risk that we may be unable to finance these activities on favorable terms or at all. This risk is currently heightened because of tightened underwriting standards and increased credit risk premiums. These conditions, which increase the cost and reduce the availability of debt, may continue or worsen in the future.

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

Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the continuing impact of high unemployment and constrained credit. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, financial condition and ability to pay distributions as a result of the following, among other potential consequences:

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

•

the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, a dislocation of the markets for our short-term investments, increased volatility in market rates for such investments or other factors;

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

As of February 18, 2011, we had approximately $317.5 million of indebtedness that bears interest at variable rates, and we may incur more of such indebtedness in the future. If interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our securityholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815 “Derivatives and Hedging” (formerly known as SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended”). In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

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

Our degree of leverage could limit our ability to obtain additional financing or affect the market price of Boston Properties, Inc.’s common stock or BPLP’s debt securities.

On February 18, 2011, our total consolidated debt was approximately $8.0 billion (i.e., excluding unconsolidated joint venture debt). Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $23.6 billion at February 18, 2011. Total consolidated market capitalization was calculated using Boston Properties, Inc.’s closing stock price of $94.99 per common share and the following: (1) 161,251,808 outstanding common units of limited partnership (including 141,864,497 common units held by Boston Properties, Inc.), (2) an aggregate of 1,460,688 common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest, (3) an aggregate of 1,682,095 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and (4) our consolidated debt totaling approximately $8.0 billion. The calculation of total consolidated market capitalization does not include 400,000 2011 OPP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. Our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, at February 18, 2011 represented approximately 33.74% of our total consolidated market capitalization. This percentage will fluctuate with changes in the value of our common units and therefore with changes in the value of Boston Properties, Inc.’s common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the consolidated debt to total consolidated market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

Our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes. Our senior unsecured debt is currently rated investment grade by the three major rating agencies. However, there can be no assurance that we will be able to maintain this rating, and in the event our senior debt is downgraded from its current rating, we would likely incur higher borrowing costs and/or difficulty in obtaining additional financing. Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally. There is a risk that changes in our debt to market capitalization ratio, which is in part a function of the stock price of Boston Properties, Inc. or our ratio of indebtedness to other measures of asset value used by financial analysts may have an adverse effect on the value of our securities.

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

•	we may be unable to obtain or assume financing for acquisitions on favorable terms or at all;

•	acquired properties may fail to perform as expected;

•	the actual costs of repositioning or redeveloping acquired properties may be greater than our estimates;

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

We have acquired in the past and in the future may acquire properties through the acquisition of first mortgage or mezzanine debt. Investments in these loans must be carefully structured to ensure that Boston Properties, Inc. continues to satisfy the various asset and income requirements applicable to REITs. If we fail to structure any such acquisition properly, Boston Properties, Inc. could fail to qualify as a REIT. In addition, acquisitions of first mortgage or mezzanine loans subject us to the risks associated with the borrower’s default, including potential bankruptcy, and there may be significant delays and costs associated with the process of foreclosure on collateral securing or supporting these investments. There can be no assurance that we would recover any or all of our investment in the event of such a default or bankruptcy.

We have acquired in the past and in the future may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for our partnership interests . This acquisition structure has the effect, among others, of reducing the amount of tax depreciation we can deduct over the tax life of the acquired properties, and typically requires that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.

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

In appropriate circumstances, we intend to develop and acquire properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. We currently have twelve joint ventures that are not consolidated with our financial statements. Our share of the aggregate revenue of these joint ventures represented approximately 17.9% of our total revenue (the sum of our total consolidated revenue and our share of such joint venture revenue) for the year ended December 31, 2010. Our participation in joint ventures is subject to the risks that:

•	we could become engaged in a dispute with any of our joint venture partners that might affect our ability to develop or operate a property;

•	our joint ventures are subject to debt and in the current credit markets the refinancing of such debt may require equity capital calls;

•	our joint venture partners may default on their obligations necessitating that we fulfill their obligation ourselves;

•	our joint venture partners may have different objectives than we have regarding the appropriate timing and terms of any sale or refinancing of properties; and

•	our joint venture partners may have competing interests in our markets that could create conflict of interest issues.

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

In order to enable our sole general partner, Boston Properties, Inc., to maintain its REIT status, we may be forced to borrow funds during unfavorable market conditions or to pay taxable distributions of its common stock.

In order to enable our sole general partner, Boston Properties, Inc. to maintain its REIT status, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings or, alternatively, for 2011, Boston Properties, Inc. could pay a taxable stock distribution. To qualify as a REIT, Boston Properties, Inc. generally must distribute to its stockholders at least 90% of its net taxable income each year, excluding capital gains. In addition, Boston Properties, Inc. will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by us in any calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years. Boston Properties, Inc. may need short-term debt or long-term debt or proceeds from asset sales, creation of joint ventures or sales of common stock to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. The inability of our cash flows to cover these distribution requirements could have an adverse impact on our ability to raise short-and long-term debt or sell equity securities in order to fund distributions required to maintain Boston Properties, Inc.’s REIT status. Alternatively, under recent IRS guidance that is effective through 2011, Boston Properties, Inc. may elect to declare taxable distributions that are payable up to 90% in the form of its common stock (with the remainder payable in cash). In this event, securityholders will be required to include the full amount of the distribution in income and securityholder’s tax liability could exceed the cash portion of their distribution.

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

Stock Ownership Limit

To facilitate maintenance of Boston Properties, Inc.’s qualification as a REIT and to otherwise address concerns relating to concentration of capital stock ownership, its certificate of incorporation generally prohibits ownership, directly, indirectly or beneficially, by any single stockholder of more than 6.6% of the number of outstanding shares of any class or series of Boston Properties, Inc.’s common stock. We refer to this limitation as the “ownership limit.” The Board of Directors of Boston Properties, Inc. may waive, in its sole discretion, or modify the ownership limit with respect to one or more persons if it is satisfied that ownership in excess of this limit will not jeopardize Boston Properties, Inc.’s status as a REIT for federal income tax purposes. In addition, under Boston Properties, Inc.’s certificate of incorporation each of Mortimer B. Zuckerman and the respective families and affiliates of Mortimer B. Zuckerman and Edward H. Linde, as well as, in general, pension plans and mutual funds, may actually and beneficially own up to 15% of the number of outstanding shares of any class or series of Boston Properties, Inc.’s equity common stock. Shares of Boston Properties, Inc. owned in violation of the ownership limit will be subject to the loss of rights to distributions and voting and other penalties. The ownership limit may have the effect of inhibiting or impeding a change in control of Boston Properties, Inc.

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

The two Executive Vice Presidents, the Chief Financial Officer and five Regional Managers of Boston Properties, Inc. also have strong reputations. Their reputations aid us in identifying opportunities, having opportunities brought to us, and negotiating with tenants and build-to-suit prospects. While we believe that we could find replacements for these key personnel, the loss of their services could materially and adversely affect our operations because of diminished relationships with lenders, prospective tenants and industry personnel.

Conflicts of interest exist with holders of our limited partnership interests.

Sales of properties and repayment of related indebtedness will have different effects on certain of our securityholders.

Some holders of our limited partnership interests, including Mr. Zuckerman and the estate of Mr. E. Linde, could incur adverse tax consequences upon the sale of certain of our properties and on the repayment of related debt which differ from the tax consequences to us. Consequently, such holders of our limited partnership interests may have different objectives regarding the appropriate pricing and timing of any such sale or repayment of debt. While Boston Properties, Inc. has exclusive authority under our limited partnership agreement to determine when to refinance or repay debt or whether, when, and on what terms to sell a property, subject, in the case of certain properties, to the contractual commitments described below, any such decision would require the approval of the Board of Directors of Boston Properties, Inc. While the Board of Directors of Boston Properties, Inc. has a policy with respect to these matters, as directors and executive officers of Boston Properties, Inc., Messrs. Zuckerman and D. Linde could exercise their influence in a manner inconsistent with the interests of some of Boston Properties, Inc.’s stockholders, including in a manner which could prevent completion of a sale of a property or the repayment of indebtedness.

Agreement not to sell some properties.

We have entered into tax protection agreements with respect to some properties that we have acquired in exchange for partnership interests in BPLP. Pursuant to those agreements, we have agreed not to sell or otherwise transfer some of our properties, prior to specified dates, in any transaction that would trigger taxable income and we are responsible for the reimbursement of certain tax-related costs to the prior owners if the subject properties are sold in a taxable sale. In general, our obligations to the prior owners are limited in time and only apply to actual damages suffered. As of December 31, 2010 there were a total of six properties subject to these restrictions and those properties accounted for approximately 24% of our total revenue for the year ended December 31, 2010.

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

Failure to comply with Federal government contractor requirements could result in substantial costs and loss of substantial revenue.

We are subject to compliance with a wide variety of complex legal requirements because we are a Federal government contractor. These laws regulate how we conduct business, require us to administer various compliance programs and require us to impose compliance responsibilities on some of our contractors. Our failure to comply with these laws could subject us to fines and penalties, cause us to be in default of our leases and other contracts with the Federal government and bar us from entering into future leases and other contracts with the Federal government. There can be no assurance that these costs and loss of revenue will not have a material adverse effect on our properties, operations or business.

Some potential losses are not covered by insurance.

We carry insurance coverage on our properties of types and in amounts and with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”). Currently, the per occurrence limits of our portfolio property insurance program are $1.0 billion, including coverage for acts of terrorism certified under TRIA other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). We currently insure certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), in a separate stand alone insurance program. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage, with $1.375 billion of Terrorism Coverage in excess of $250 million being provided by NYXP, LLC, (“NYXP”) as a direct insurer. We also currently carry nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under TRIA (“NBCR Coverage”), which is provided by IXP, LLC (“IXP”) as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding the properties owned by our Value-Added Fund and certain other properties owned in joint ventures with third parties or which we manage. The per occurrence limit for NBCR Coverage is $1 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage provided by IXP and the Terrorism Coverage provided by NYXP are backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” The program trigger is $100 million and the coinsurance is 15%. Under TRIPRA, if the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. We may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in our portfolio or for any other reason. We intend to continue to monitor the scope, nature and cost of available terrorism insurance and maintain insurance in amounts and on terms that are commercially reasonable.

We also currently carry earthquake insurance on our properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that we believe are commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, we currently carry earthquake insurance which covers our San Francisco region with a $120 million per occurrence limit and a $120 million annual aggregate limit, $20 million of which is provided by IXP, as a direct insurer. The amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact our ability to finance properties subject to earthquake risk. We may discontinue earthquake insurance on some or all of our properties in the future if the premiums exceed our estimation of the value of the coverage.

IXP, a captive insurance company which is a wholly-owned subsidiary, acts as a direct insurer with respect to a portion of our earthquake insurance coverage for our Greater San Francisco properties and our NBCR Coverage. NYXP, a captive insurance company which is a wholly-owned subsidiary, acts as a direct insurer with respect to a portion of our Terrorism Coverage for 767 Fifth Avenue. Currently, NYXP only insures losses which exceed the program trigger under TRIA and NYXP reinsures with a third-party insurance company any coinsurance payable under TRIA. Insofar as we own IXP and NYXP, we are responsible for their liquidity and capital resources, and the accounts of IXP and NYXP are part of our consolidated financial statements. In particular, if a loss occurs which is covered by our NBCR Coverage but is less than the applicable program trigger under TRIA, IXP would be responsible for the full amount of the loss without any backstop by the Federal Government. IXP and NYXP would also be responsible for any recoupment charges by the Federal Government in the event losses are paid out and their insurance policies are maintained after the payout by the Federal Government. If we experience a loss and IXP or NYXP are required to pay under their insurance policies, we would ultimately record the loss to the extent of the required payment. Therefore, insurance coverage provided by IXP and NYXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

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

Pursuant to Executive Order 13224 and other laws, the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) maintains a list of persons designated as terrorists or who are otherwise blocked or banned (“Prohibited Persons”). OFAC regulations and other laws prohibit conducting business or engaging in transactions with Prohibited Persons (the “OFAC Requirements”). Certain of our loan and other agreements require us to comply with OFAC Requirements. We have established a compliance program whereby tenants and others with whom we conduct business are checked against the OFAC list of Prohibited Persons prior to entering into any agreement and on a periodic basis thereafter. Our leases and other agreements, in general, require the other party to comply with OFAC Requirements. If a tenant or other party with whom we contract is placed on the OFAC list we may be required by the OFAC Requirements to terminate the lease or other agreement. Any such termination could result in a loss of revenue or a damage claim by the other party that the termination was wrongful.

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

Some of our properties are located in urban and previously developed areas where fill or current or historic industrial uses of the areas have caused site contamination. It is our policy to retain independent environmental consultants to conduct or update Phase I environmental site assessments and asbestos surveys with respect to our acquisition of properties. These assessments generally include a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, federal and historical documents, but do not involve invasive techniques such as soil and ground water sampling. Where appropriate, on a property-by-property basis, our practice is to have these consultants conduct additional testing, including sampling for asbestos, for lead in drinking water and, for soil and/or groundwater contamination where underground storage tanks are or were located or where other past site usage creates a potential environmental problem. Even though these environmental assessments are conducted, there is still the risk that:

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

From time to time changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income. These increased tax costs could adversely affect our financial condition and results of operations our ability to make distributions to our securityholders.

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

At December 31, 2010, we owned or had interests in 146 properties, totaling approximately 39.9 million net rentable square feet, including five properties under construction totaling approximately 2.0 million net rentable square feet. In addition, we had structured parking for approximately 40,664 vehicles containing approximately 13.7 million square feet. Our properties consisted of (1) 140 office properties, including 121 Class A office buildings, including three properties under construction, and 19 properties that support both office and technical uses, (2) three retail properties, (3) one hotel and (4) two residential properties (both of which are under construction). In addition, we own or control 513.3 acres of land for future development. The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at December 31, 2010. Information relating to properties owned by the Value-Added Fund is not included in our portfolio information tables or any other portfolio level statistics because the Value-Added Fund invests in assets within our existing markets that have deficiencies in property characteristics which provide an opportunity to create value through repositioning, refurbishment or renovation. We therefore believe including such information in our portfolio tables and statistics would render the portfolio information less useful to investors. Information relating to the Value-Added Fund is set forth separately below.

Properties	Location	% Leased as of December 31, 2010	Number of Buildings	Net Rentable Square Feet
Class A Office
General Motors Building (60% ownership)	New York, NY	98.4%	1	1,803,465
399 Park Avenue	New York, NY	98.8%	1	1,707,476
John Hancock Tower	Boston, MA	96.6%	1	1,693,553
601 Lexington Avenue	New York, NY	96.0%	1	1,629,685
Times Square Tower	New York, NY	99.1%	1	1,243,958
800 Boylston Street—The Prudential Center	Boston, MA	90.9%	1	1,226,475
599 Lexington Avenue	New York, NY	98.3%	1	1,043,649
Embarcadero Center Four	San Francisco, CA	93.6%	1	936,791
111 Huntington Avenue—The Prudential Center	Boston, MA	94.2%	1	859,641
Embarcadero Center One	San Francisco, CA	84.1%	1	833,723
Embarcadero Center Two	San Francisco, CA	97.2%	1	779,583
Embarcadero Center Three	San Francisco, CA	92.7%	1	775,086
South of Market	Reston, VA	99.7%	3	647,682
Two Grand Central Tower (60% ownership)	New York, NY	80.6%	1	646,227
Capital Gallery	Washington, DC	100.0%	1	621,009
Metropolitan Square (51% ownership)	Washington, DC	96.2%	1	586,950
125 West 55th Street (60% ownership)	New York, NY	100.0%	1	581,267
3200 Zanker Road	San Jose, CA	100.0%	4	543,900
901 New York Avenue (25% ownership)	Washington, DC	99.8%	1	539,229
Reservoir Place	Waltham, MA	79.5%	1	526,080
601 and 651 Gateway	South San Francisco, CA	96.2%	2	506,224
101 Huntington Avenue—The Prudential Center	Boston, MA	100.0%	1	505,939
One Freedom Square	Reston, VA	95.6%	1	423,922
Two Freedom Square	Reston, VA	96.7%	1	421,142

Properties	Location	% Leased as of December 31, 2010	Number of Buildings	Net Rentable Square Feet
One Tower Center	East Brunswick, NJ	47.2%	1	414,648
Market Square North (50% ownership)	Washington, DC	90.9%	1	402,740
140 Kendrick Street	Needham, MA	100.0%	3	380,987
One and Two Discovery Square	Reston, VA	95.3%	2	366,990
Weston Corporate Center	Weston, MA	100.0%	1	356,367
505 9th Street, NW (50% ownership)	Washington, DC	96.0%	1	321,943
1333 New Hampshire Avenue	Washington, DC	100.0%	1	315,371
One Reston Overlook	Reston, VA	100.0%	1	312,685
Waltham Weston Corporate Center	Waltham, MA	76.3%	1	306,789
230 CityPoint	Waltham, MA	95.8%	1	299,944
Wisconsin Place Office	Chevy Chase, MD	96.5%	1	299,186
540 Madison Avenue (60% ownership)	New York, NY	95.6%	1	288,580
12310 Sunrise Valley(1)	Reston, VA	100.0%	1	263,870
Reston Corporate Center	Reston, VA	100.0%	2	261,046
Quorum Office Park	Chelmsford, MA	100.0%	2	259,918
New Dominion Technology Park—Building Two	Herndon, VA	100.0%	1	257,400
611 Gateway	South San Francisco, CA	100.0%	1	256,302
200 West Street	Waltham, MA	29.0%	1	255,378
12300 Sunrise Valley(1)	Reston, VA	100.0%	1	255,244
1330 Connecticut Avenue	Washington, DC	98.3%	1	252,136
500 E Street, SW	Washington, DC	100.0%	1	248,336
Five Cambridge Center	Cambridge, MA	100.0%	1	240,480
Democracy Tower	Reston, VA	100.0%	1	235,436
New Dominion Technology Park—Building One	Herndon, VA	100.0%	1	235,201
510 Carnegie Center	Princeton, NJ	100.0%	1	234,160
One Cambridge Center	Cambridge, MA	90.4%	1	215,573
635 Massachusetts Avenue(1)	Washington, DC	100.0%	1	211,000
77 CityPoint	Waltham, MA	100.0%	1	209,707
Sumner Square	Washington, DC	93.7%	1	208,665
Four Cambridge Center	Cambridge, MA	58.6%	1	199,131
University Place	Cambridge, MA	100.0%	1	195,282
North First Business Park(1)	San Jose, CA	75.8%	5	190,636
1301 New York Avenue	Washington, DC	100.0%	1	188,357
One Preserve Parkway	Rockville, MD	76.7%	1	183,734
12290 Sunrise Valley	Reston, VA	100.0%	1	182,424
2600 Tower Oaks Boulevard	Rockville, MD	87.8%	1	178,865
Eight Cambridge Center	Cambridge, MA	100.0%	1	177,226
500 North Capitol (30% ownership)(1)	Washington, DC	100.0%	1	175,698
Lexington Office Park	Lexington, MA	77.3%	2	166,745
210 Carnegie Center	Princeton, NJ	92.8%	1	162,368
206 Carnegie Center	Princeton, NJ	100.0%	1	161,763
191 Spring Street	Lexington, MA	100.0%	1	158,900
303 Almaden	San Jose, CA	90.8%	1	158,499
Kingstowne Two	Alexandria, VA	98.2%	1	156,251
Ten Cambridge Center	Cambridge, MA	100.0%	1	152,664

Properties	Location	% Leased as of December 31, 2010	Number of Buildings	Net Rentable Square Feet
10 & 20 Burlington Mall Road	Burlington, MA	88.9%	2	152,097
Kingstowne One	Alexandria, VA	90.6%	1	150,838
214 Carnegie Center	Princeton, NJ	75.1%	1	150,774
212 Carnegie Center	Princeton, NJ	82.0%	1	149,354
506 Carnegie Center	Princeton, NJ	100.0%	1	145,213
Two Reston Overlook	Reston, VA	91.8%	1	134,615
202 Carnegie Center	Princeton, NJ	78.4%	1	130,582
508 Carnegie Center	Princeton, NJ	57.8%	1	128,662
101 Carnegie Center	Princeton, NJ	87.7%	1	123,659
Montvale Center	Gaithersburg, MD	79.3%	1	123,392
504 Carnegie Center	Princeton, NJ	100.0%	1	121,990
91 Hartwell Avenue	Lexington, MA	77.3%	1	121,425
40 Shattuck Road	Andover, MA	75.9%	1	121,216
701 Carnegie Center	Princeton, NJ	100.0%	1	120,000
502 Carnegie Center	Princeton NJ	82.1%	1	118,120
Annapolis Junction (50% ownership)	Annapolis, MD	100.0%	1	117,599
Three Cambridge Center	Cambridge, MA	43.0%	1	108,152
201 Spring Street	Lexington, MA	100.0%	1	106,300
104 Carnegie Center	Princeton, NJ	97.2%	1	102,830
Bedford Business Park	Bedford, MA	100.0%	1	92,207
33 Hayden Avenue	Lexington, MA	100.0%	1	80,128
Eleven Cambridge Center	Cambridge, MA	100.0%	1	79,616
Reservoir Place North	Waltham, MA	100.0%	1	73,258
105 Carnegie Center	Princeton, NJ	55.3%	1	69,955
32 Hartwell Avenue	Lexington, MA	100.0%	1	69,154
Waltham Office Center(1)	Waltham, MA	38.3%	1	67,005
302 Carnegie Center	Princeton, NJ	65.1%	1	64,926
195 West Street	Waltham, MA	100.0%	1	63,500
100 Hayden Avenue	Lexington, MA	100.0%	1	55,924
181 Spring Street	Lexington, MA	60.4%	1	55,793
211 Carnegie Center	Princeton, NJ	100.0%	1	47,025
92 Hayden Avenue	Lexington, MA	100.0%	1	31,100
201 Carnegie Center	Princeton, NJ	100.0%	—	6,500

Subtotal for Class A Office Properties		93.5%	118	35,320,190

Retail
Shops at The Prudential Center	Boston, MA	98.5%	1	510,405
Kingstowne Retail	Alexandria, VA	100.0%	1	88,288
Shaws Supermarket at The Prudential Center	Boston, MA	100.0%	1	57,235

Subtotal for Retail Properties		99.2%	3	655,928

Office/Technical Properties
Bedford Business Park	Bedford, MA	62.7%	2	379,056
Seven Cambridge Center	Cambridge, MA	100.0%	1	231,028
7601 Boston Boulevard	Springfield, VA	100.0%	1	103,750
7435 Boston Boulevard	Springfield, VA	100.0%	1	103,557
8000 Grainger Court	Springfield, VA	100.0%	1	88,775
7500 Boston Boulevard	Springfield, VA	100.0%	1	79,971
7501 Boston Boulevard	Springfield, VA	100.0%	1	75,756

Properties	Location	% Leased as of December 31, 2010		Number of Buildings	Net Rentable Square Feet
Fourteen Cambridge Center	Cambridge, MA	100.0%		1	67,362
164 Lexington Road	Billerica, MA	0.0%		1	64,140
103 Fourth Avenue(1)	Waltham, MA	58.5%		1	62,476
7450 Boston Boulevard	Springfield, VA	100.0%		1	62,402
7374 Boston Boulevard	Springfield, VA	100.0%		1	57,321
8000 Corporate Court	Springfield, VA	100.0%		1	52,539
7451 Boston Boulevard	Springfield, VA	100.0%		1	47,001
7300 Boston Boulevard	Springfield, VA	100.0%		1	32,000
17 Hartwell Avenue	Lexington, MA	100.0%		1	30,000
7375 Boston Boulevard	Springfield, VA	100.0%		1	26,865
6601 Springfield Center Drive(1)	Springfield, VA	100.0%		1	26,388

Subtotal for Office/Technical Properties		85.5%		19	1,590,387

Hotel Property
Cambridge Center Marriott	Cambridge, MA	77.9	%(2)	1	330,400

Subtotal for Hotel Property		77.9%		1	330,400

Subtotal for In-Service Properties		93.2%		141	37,896,905

Structured Parking					13,650,302

Properties Under Construction(3)
Office:
Atlantic Wharf	Boston, MA	79%		1	790,000
2200 Pennsylvania Avenue	Washington, DC	85%		1	460,000
510 Madison Avenue	New York, NY	13%		1	347,000
Residential:
Atlantic Wharf-Residential (86 units)	Boston, MA	N/A		1	78,000
Atlantic Wharf – Retail		0%			10,000
2221 I Street, NW – Residential (335 units)	Washington, DC	N/A		1	275,000
2221 I Street, NW – Retail		100.0%			50,000

Subtotal for Properties Under Construction		67%		5	2,010,000

Total Portfolio				146	53,557,207

(1)	Property held for redevelopment as of December 31, 2010.
(2)	Represents the weighted-average room occupancy for the year ended December 31, 2010. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2010.
(3)	Represents percentage leased as of February 18, 2011 and excludes residential space.

The following table shows information relating to properties owned through the Value-Added Fund at December 31, 2010:

Property	Location	% Leased as of December 31, 2010	Number of Buildings	Net Rentable Square Feet
Mountain View Research Park	Mountain View, CA	78.1%	16	600,449
Mountain View Technology Park	Mountain View, CA	61.1%	7	135,279
300 Billerica Road	Chelmsford, MA	100.0%	1	110,882

Total Value-Added Fund		78.3%	24	845,610

Percentage Leased and Average Annualized Revenue per Square Foot for In-Service Properties

The following table sets forth our percentage leased and average annualized revenue per square foot on a historical basis for our In-Service Properties.

	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010
Percentage leased	94.2%	94.9%	94.5%	92.4%	93.2%
Average annualized revenue per square foot(1)	$43.73	$45.57	$51.50	$52.84	$53.21

(1)	Annualized revenue is the contractual rental obligations and contractual reimbursements on an annualized basis at December 31, 2006, 2007, 2008, 2009 and 2010.

Top 20 Tenants by Square Feet

Our 20 largest tenants by square feet as of December 31, 2010 were as follows:

	Tenant	Square Feet		% of In-Service Portfolio
1	U.S. Government	1,974,528	(1)	5.26%
2	Citibank	1,047,695	(2)	2.79%
3	Lockheed Martin	1,029,935		2.74%
4	Kirkland & Ellis	648,566	(3)	1.73%
5	Genentech	640,271		1.70%
6	Biogen	576,393		1.53%
7	Ropes & Gray	528,931		1.41%
8	O’Melveny & Myers	511,659		1.36%
9	Bain Capital	476,653		1.27%
10	Shearman & Sterling	472,808		1.26%
11	Manulife	467,178		1.24%
12	Weil Gotshal Manges	444,982	(4)	1.18%
13	State Street Bank and Trust	408,552		1.09%
14	Parametric Technology	380,987		1.01%
15	Microsoft	342,478		0.91%
16	Ann Taylor	338,942		0.90%
17	Finnegan Henderson Farabow	336,396	(5)	0.90%
18	Northrop Grumman	323,097		0.86%
19	Accenture	310,312		0.83%
20	Bingham McCutchen	301,385		0.80%

(1)	Includes 36,126, 68,173, 75,074 and 175,698 square feet of space in properties in which we have a 60%, 51%, 50% and 30% interest, respectively.
(2)	Includes 10,080 and 2,761 square feet of space in properties in which we have a 60% and 51% interest, respectively.
(3)	Includes 256,904 square feet of space in a property in which we have a 51% interest.
(4)	All space is in a property in which we have a 60% interest.
(5)	Includes 266,539 square feet of space in a property in which we have a 25% interest.

Tenant Diversification (Gross Rent) *

Our tenant diversification as of December 31, 2010 was as follows:

Sector	Percentage of Gross Rent
Legal Services	26%
Financial Services	24%
Technical and Scientific Services	11%
Manufacturing / Consumer Products	8%
Other Professional Services	8%
Retail	6%
Government / Public Administration	5%
Other	5%
Real Estate and Insurance	4%
Media / Telecommunications	3%

*	The classification of our tenants is based on the U.S. Government’s North American Industry Classification System (NAICS), which has replaced the Standard Industrial Classification (SIC) system.

Lease Expirations (1)

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups(2)	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups p.s.f.(2)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-Ups(3)	Current Annualized Contractual Rent Under Expiring Leases With Future Step- Ups p.s.f.(3)	Percentage of Total Square Feet
2011(4)	2,580,850	$118,426,863	$45.89	$118,301,963	$45.84	6.9%
2012	2,866,666	148,104,547	51.66	145,699,635	50.83	7.6%
2013	1,776,914	77,640,644	43.69	79,499,084	44.74	4.7%
2014	3,684,200	144,574,970	39.24	156,047,706	42.36	9.8%
2015	3,309,033	165,197,728	49.92	178,829,358	54.04	8.8%
2016	3,108,195	174,251,791	56.06	186,654,369	60.05	8.3%
2017	3,305,887	217,783,647	65.88	234,083,494	70.81	8.8%
2018	935,573	60,086,681	64.22	66,038,776	70.59	2.5%
2019	3,028,222	173,963,593	57.45	194,286,312	64.16	8.1%
2020	2,959,954	166,525,270	56.26	186,840,846	63.12	7.9%
Thereafter	6,878,696	401,330,296	58.34	473,003,494	68.76	18.3%

(1)	Includes 100% of unconsolidated joint venture properties, except for properties owned by the Value-Added Fund.
(2)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2010 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.
(3)	Represents the monthly contractual base rent under expiring leases with future contractual increases upon expiration and recoveries from tenants under existing leases as of December 31, 2010 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.
(4)	Excludes approximately 420,138 square feet that was shown in occupancy on December 31, 2010 but was vacant as of January 1, 2011.

Item 3.	Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) There is no established public trading market for the common units. On February 18, 2011, there were approximately 1,558 holders of record and 161,251,808 common units outstanding, 141,864,497 of which were held by Boston Properties, Inc. The following table sets forth the quarterly distributions per common unit for the periods presented.

Quarter Ended	Distributions per common unit
December 31, 2010	$.50
September 30, 2010	.50
June 30, 2010	.50
March 31, 2010	.50
December 31, 2009	.50
September 30, 2009	.50
June 30, 2009	.50
March 31, 2009	.68

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

Each time Boston Properties, Inc. issues shares of stock (other than in exchange for OP Units when such OP Units are presented for redemption), it contributes the proceeds of such issuance to us in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the fourth quarter 2010, in connection with issuance of common stock by Boston Properties, Inc. pursuant to exercises of stock options and the settlement of deferred stock awards the Second Amendment and Restatement of the Boston Properties, Inc. 1997 Stock Option and Incentive Plan, we issued an aggregate of 22,253 common units to Boston Properties, Inc. in exchange for approximately $326,200, the aggregate proceeds to Boston Properties, Inc. of such common stock issuances. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b) None.

(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Common Units Purchased		(b) Average Price Paid per Common Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
October 1, 2010 – October 31, 2010	1,904		$0.25	N/A	N/A
November 1, 2010 – November 30, 2010	—		—	N/A	N/A
December 1, 2010 – December 31, 2010	—		—	N/A	N/A

Total	1,904	(1)	$0.25	N/A	N/A

(1)	Represents restricted LTIP Units that were repurchased in connection with the resignation of a director. Under the terms of the applicable restricted stock agreement, all of such LTIP units were repurchased by us at a price of $0.25 per unit, which was the amount originally paid by such director for such units.

Item 6.	Selected Financial Data

The following table sets forth our selected financial and operating data on a historical basis. Certain prior year amounts have been reclassified to conform to current year presentation. In addition, prior year amounts have been revised as a result of the adoption on January 1, 2009 of (1) ASC 470-20 “Debt with Conversion and Other Options” (“ASC 470-20”) (formerly known as FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”)) (Refer to Note 8 of the Consolidated Financial Statements), (2) the guidance included in ASC 810 “Consolidation” (“ASC 810”) (formerly known as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”)) and ASC 480-10-S99 “Distinguishing Liabilities from Equity” (“ASC 480-10-S99”) (formerly known as EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities” (Amended)) (Refer to Note 11 of the Consolidated Financial Statements), (3) the guidance included in ASC 260-10 “Earnings Per Share” (“ASC 260-10”) (formerly known as FSP EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-06-1”)) (Refer to Note 15 of the Consolidated Financial Statements), and which has been revised for the reclassifications related to the disposition of qualifying properties during 2007 and 2006 which have been reclassified as discontinued operations, for the periods presented, in accordance with the guidance in ASC 360 “Property, Plant and Equipment” (“ASC 360”) (formerly known as SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”)). The following data should be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

Our historical operating results may not be comparable to our future operating results.

	For the year ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per unit data)
Statement of Operations Information:
Total revenue	$1,550,804	$1,518,190	$1,469,442	$1,392,583	$1,380,950

Expenses:
Rental operating	501,694	501,799	488,030	455,840	437,705
Hotel operating	25,153	23,966	27,510	27,765	24,966
General and administrative	79,658	75,447	72,365	69,882	59,375
Acquisition costs	2,614	—	—	—	—
Loss (gain) from suspension of development	(7,200)	27,766	—	—	—
Depreciation and amortization	330,148	313,458	296,122	278,249	266,411

Total expenses	932,067	942,436	884,027	831,736	788,457
Operating income	618,737	575,754	585,415	560,847	592,493
Other income (expense):
Income (loss) from unconsolidated joint ventures	36,774	12,058	(182,018)	20,428	24,507
Interest and other income	7,332	4,059	18,958	89,706	36,677
Gains (losses) from investments in securities	935	2,434	(4,604)	—	—
Interest expense	(378,079)	(322,833)	(295,322)	(302,980)	(302,221)
Losses from early extinguishments of debt	(89,883)	(510)	—	(3,417)	(32,143)
Net derivative losses	—	—	(17,021)	—	—

Income from continuing operations	195,816	270,962	105,408	364,584	319,313
Discontinued operations	—	—	—	274,091	19,081
Gains on sales of real estate	2,734	11,760	33,340	957,406	727,131

Net income	198,550	282,722	138,748	1,596,081	1,065,525
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships	(3,464)	(2,778)	(1,997)	(84)	2,013
Noncontrolling interest-redeemable preferred units	(3,343)	(3,594)	(4,226)	(10,429)	(22,814)

Net income attributable to Boston Properties Limited Partnership	$191,743	$276,350	$132,525	$1,585,568	$1,044,724

	For the year ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per unit data)
Basic earnings per common unit attributable to Boston Properties Limited Partnership:
Income from continuing operations	$1.20	$1.83	$0.94	$9.37	$7.55
Discontinued operations	—	—	—	1.97	0.14

Net income	$1.20	$1.83	$0.94	$11.34	$7.69

Weighted average number of common units outstanding	159,821	140,336	139,290	139,290	135,923

Diluted earnings per common unit attributable to Boston Properties Limited Partnership:
Income from continuing operations	$1.20	$1.82	$0.94	$9.24	$7.42
Discontinued operations	—	—	—	1.94	0.14

Net income	$1.20	$1.82	$0.94	$11.18	$7.56

Weighted average number of common and common equivalent units outstanding	160,438	141,655	141,231	141,231	138,279

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet information:
Real estate, gross	$12,324,789	$10,659,412	$10,185,061	$9,833,850	$9,211,535
Real estate, net	10,041,954	8,658,495	8,440,813	8,318,655	7,828,615
Cash and cash equivalents	478,948	1,448,933	241,510	1,506,921	725,788
Total assets	12,949,100	11,941,317	10,501,867	10,793,104	9,363,234
Total indebtedness	7,786,001	6,719,771	6,092,884	5,378,360	4,548,550
Noncontrolling interests	1,927,357	1,529,634	1,227,395	2,057,287	2,639,799
Boston Properties Limited Partnership partners’ capital	2,693,939	3,182,020	2,664,853	1,953,898	915,080
Noncontrolling interests in property partnerships	(614)	5,671	6,900	25,805	12,454

	For the year ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per unit and percentage data)
Other Information:
Funds from operations(1)	$627,362	$700,350	$472,296	$639,556	$589,779
Funds from operations, as adjusted(1)	627,362	700,350	472,296	642,231	621,223
Distributions per common unit	2.00	2.18	2.72	8.70	8.12
Cash flows provided by operating activities	375,893	617,376	565,311	631,654	528,163
Cash flows provided by (used in) investing activities	(1,161,274)	(446,601)	(1,320,079)	574,655	229,572
Cash flows provided by (used in) financing activities	(184,604)	1,036,648	(510,643)	(425,176)	(293,443)
Total square feet at end of year (including development projects and parking)	53,557	50,468	49,761	43,814	43,389
In-service percentage leased at end of year	93.2%	92.4%	94.5%	94.9%	94.2%

(1)	Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate Funds from Operations, or “FFO,” by adjusting net income (loss) attributable to Boston Properties Limited Partnership (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships, joint ventures and preferred distributions. FFO is a non-GAAP financial measure. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently.

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

A reconciliation of FFO and FFO, as adjusted, to net income attributable to Boston Properties Limited Partnership computed in accordance with GAAP is provided under the heading of “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations.”

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	the continuing impact of high unemployment and constrained credit, which is having and may continue to have a negative effect on the following, among other things:

•	the fundamentals of our business, including overall market occupancy, tenant space utilization, and rental rates;

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

Our core strategy has always been to operate in supply-constrained markets with high barriers to entry and to focus on executing long-term leases with financially strong tenants. Historically, this combination has tended to reduce our exposure in down cycles and enhance revenues as market conditions improve. While the high rate of unemployment continues to negatively impact the fundamentals of our business in many of our markets, we believe that rental rates in all of our markets have stabilized and we are seeing gradual improvement in select submarkets.

To be successful in the current leasing environment, we believe all aspects of the tenant-landlord relationship must be considered. In this regard, we believe that our understanding of tenants’ short- and long-term space needs in the local markets, our relationships with local brokers, our reputation as a premier owner and operator of Class A office properties, our financial strength and our ability to maintain high building standards provide us with a competitive advantage in an increasingly fragmented office market. Additionally, the premier locations and high caliber of our assets are resulting in increased leasing activity as we are seeing a flight to quality by office tenants. In 2010 we signed leases for more than 6.5 million square feet of space, which exceeds by approximately 2.2 million square feet our annual average over the past five years, and we are seeing improvements in market economics in New York City and other isolated submarkets. Nevertheless, we continue to believe that general office market conditions are dependent on the impact of a recovery in the labor markets, and we are therefore not predicting significant rental rate growth or markedly fewer landlord concessions in the near-term.

As of December 31, 2010, leases representing approximately 6.9% of the space at our properties expire during 2011. While rental rates in our markets appear to have stabilized, as leases expire, assuming no change in current market rental rates, we expect the rental rates we are likely to achieve on any new leases will generally be less than the rates currently being paid, thereby generally resulting in less revenue from the same space. For example, we estimate that the average rent currently paid by our office tenants for leases that expire during 2011 is approximately 3% greater than current market rates for comparable space. Because the individual labor and industry markets may recover at different paces, we may see varying degrees of strength or softness in our core markets. We expect tenants in our markets to continue to take advantage of the ability to upgrade to high-quality space like ours, particularly those who value our operational expertise and financial stability when making their leasing decisions.

Current market conditions, characterized by overleveraged real estate assets and property owners with insufficient capital resources, have provided opportunities for well capitalized companies and seasoned operators, such as us, to acquire high-quality assets. Over the past six months, we acquired three Class A office properties that we had been monitoring and evaluating for some time, which are 510 Madison Avenue in New York City, the John Hancock Tower in Boston and Bay Colony Corporate Center in Waltham, Massachusetts. Each of these properties was for sale because of the aggressive capital structures used to develop or purchase them during the last economic cycle when high-leverage debt capital was readily available. We believe these acquisitions present attractive opportunities for long-term value creation through the use of our operational, managerial and financial strength. The acquisition of the approximately 1,700,000 square foot iconic John Hancock Tower will strengthen our foothold in Boston’s Back Bay office market. In addition, Bay Colony Corporate Center, an approximately 1,000,000 square foot, four-building office park that has undergone four ownership changes over the past few years, has experienced deteriorating occupancy and has recently received minimal capital investment. These factors combined with its strong location and historical reputation as one of the premier suburban Boston office addresses present an attractive repositioning and leasing opportunity for a developer and manager such as us. Finally, 510 Madison Avenue, an approximately 347,000 square foot office building that is under development, had been largely ignored by the leasing community due to its uncertain ownership status. Our initial leasing activity has been stronger than expected and we continue to generate positive interest in the building.

We believe other acquisition opportunities like those discussed above will continue to present themselves in 2011. However, potential buyers have also become more aggressive about expectations for a recovery as evidenced by the high level of interest we are seeing in marketed assets. The combination of relatively low interest rates and the abundance of capital seeking high-quality assets may have a dampening effect on return expectations. While our management team is actively seeking opportunities, we will maintain our disciplined investment strategy, which focuses on high-quality assets in supply-constrained markets that have historically provided long-term value creation. As we seek to deploy capital in 2011, we also expect to actively market some selected assets for sale. We structured the acquisition of the John Hancock Tower as a reverse like-kind exchange, which is intended to provide us the flexibility to sell certain assets and retain capital for future investments or the reduction of debt. We are currently evaluating market interest in a sale of all or a significant interest in our Carnegie Center portfolio and may identify other assets for potential sale in 2011.

Given the recent low interest rate environment and the opportunity to further enhance our capital position and elongate our debt maturity schedule, we have also been active in the capital markets. Since January 1, 2010, five of our joint ventures have refinanced approximately $714 million in secured financings. In April 2010, we completed a public offering of $700 million aggregate principal amount of 5.625% senior notes due 2020 that raised aggregate net proceeds of approximately $694 million, and in November 2010, we completed a public offering of $850 million aggregate principal amount of 4.125% senior notes due 2021 that raised aggregate net proceeds of approximately $837 million. We used the proceeds of the November offering to reduce a significant portion of our near-term debt maturities. Specifically, we redeemed $700 million of our 6.25% senior notes due 2013 and we repurchased $50 million of our 2.875% exchangeable senior notes due 2037 that the holders may require us to repurchase in February 2012. Our remaining liquidity, including available cash as of February 18, 2011 of approximately $327 million and full availability under our $1.0 billion line of credit, is expected to provide sufficient capacity to fund the completion of our development pipeline and provide capital for future investments. We believe the quality of our assets and our strong balance sheet are attractive to lenders’ and equity investors’ current investment selectivity and should enable us to continue to access multiple sources of capital.

We believe the successful lease-up and completion of our development pipeline will enhance our long-term return on equity and earnings growth as these developments are placed in-service through 2012. We are working towards the commencement of two new developments and two redevelopments in the Washington, DC market in 2011. We have also had discussions with potential tenants for our 250 West 55th Street development project in New York City. Although these discussions are in the preliminary stages and we have not yet made a decision to commence construction, we are encouraged that the market in midtown Manhattan has recovered to the point that these discussions are taking place.

For descriptions of significant transactions that we entered into during 2010, see “Item 1. Business—Transactions During 2010.”

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

Real Estate

Upon acquisitions of real estate, we assess the fair value of acquired tangible and intangible assets, including land, buildings, tenant improvements, “above-” and “below-market” leases, leasing and assumed financing origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities, and allocate the purchase price to the acquired assets and assumed liabilities, including land at appraised value and buildings as if vacant. We assess and consider fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that we deem appropriate, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also consider an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenant’s credit quality and expectations of lease renewals. Based on our acquisitions to date, our allocation to customer relationship intangible assets has been immaterial.

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

ASC 360 requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by Boston Properties, Inc.’s Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that the property sale within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets and the asset is written down to the lower of carrying value or fair market value.

Real estate is stated at depreciated cost. A variety of costs are incurred in the acquisition, development and leasing of properties. The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Effective January 1, 2009, we are required to expense costs that an acquirer incurs to effect a business combination such as legal, due diligence and other closing related costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, internal wages, property taxes, insurance, and other project costs incurred during the period of development. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project commences and capitalization begins, and when a development project is substantially complete and held available for occupancy and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by guidance in ASC 835-20 “Capitalization of Interest” and ASC 970 “Real Estate—General” (formerly known as SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Projects”). The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs necessary to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We begin the capitalization of costs during the pre-construction period which we define as activities that are necessary to the development of the property. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed, (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction, or (3) if activities necessary for the development of the property have been suspended.

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

These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over the life of the related asset. Under the equity method of accounting, our net equity is reflected within the Consolidated Balance Sheets, and our share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses, however, our recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. We may account for cash distributions in excess of our investment in an unconsolidated joint venture as income when we are not the general partner in a limited partnership and when we have neither the requirement nor the intent to provide financial support to the joint venture. For ownership interests in variable interest entities, we consolidate those in which we are the primary beneficiary. Our investments in unconsolidated joint ventures are reviewed for impairment periodically and we record impairment charges when events or circumstances change indicating that a decline in the fair value below the carrying values have occurred and such decline is other-than-temporary. The ultimate realization of our investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. We will record an impairment charge if we determine that a decline in the value below the carrying value of an investment in an unconsolidated joint venture is other than temporary.

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

For the year ended December 31, 2010, we recorded approximately $2.4 million of rental revenue representing the adjustments of rents from “above-” and “below-market” leases. For the year ended December 31, 2010, the impact of the straight-line rent adjustment increased rental revenue by approximately $85.1 million. These amounts exclude the adjustment of rents from “above-” and “below-market” leases and straight-line income from unconsolidated joint ventures, which are disclosed in Note 5 of the Consolidated Financial Statements.

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

Tenant receivables are assigned a credit rating of 1 through 4. A rating of 1 represents the highest possible rating and no allowance is recorded. A rating of 4 represents the lowest credit rating, in which case we record a full reserve against the receivable balance. Among the factors considered in determining the credit rating include:

•	payment history;

•	credit status and change in status (credit ratings for public companies and company financial statements are used as a primary metric);

•	change in tenant space utilization (i.e., expansion/downsize/sublease activity);

•	tenant financial performance;

•	economic conditions in a specific geographic region; and

•	industry specific credit considerations.

If our estimates of collectability differ from the cash received, then the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 7.1 years as of December 31, 2010. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

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

We receive management and development fees from third parties. Property management fees are recorded and earned based on a percentage of collected rents at the properties under management, and not on a straight-line basis, because such fees are contingent upon the collection of rents. We review each development agreement and record development fees as earned depending on the risk associated with each project. Profit on development fees earned from joint venture projects is recognized as revenue to the extent of the third party partners’ ownership interest.

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

Derivative Instruments and Hedging Activities

Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the Consolidated Statements of Operations as a component of net income or as a component of comprehensive income and as a component of equity on the Consolidated Balance Sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could materially affect expenses, net income and equity. We account for the effective portion of changes in the fair value of a derivative in other comprehensive income (loss) and subsequently reclassify the effective portion to earnings over the term that the hedged transaction affects earnings. We account for the ineffective portion of changes in the fair value of a derivative directly in earnings.

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2010, 2009 and 2008.

At December 31, 2010, 2009 and 2008, we owned or had interests in a portfolio of 146, 146 and 147 properties, respectively (the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio are necessarily meaningful. Therefore, the comparisons of operating results for the years ended 2010, 2009 and 2008 show separately the changes attributable to the properties that were owned by us throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in Properties Acquired, Sold, Repositioned and Placed-in Service.

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

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income attributable to Boston Properties Limited Partnership, the most directly comparable GAAP financial measure, plus income attributable to noncontrolling interests, losses from early extinguishments of debt, (losses) gains from investments in securities, net derivative losses, loss (gain) from suspension of development, depreciation and amortization, interest expense, acquisition costs and general and administrative expense, less gains on sales of real estate, income (loss) from unconsolidated joint ventures, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

Our management also uses NOI to evaluate regional property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties Limited Partnership. NOI excludes certain components from net income attributable to Boston Properties Limited Partnership in order to provide results that are more closely related to our properties’ results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income attributable to Boston Properties Limited Partnership as presented in our Consolidated Financial Statements. NOI should not be considered as an alternative to net income attributable to Boston Properties Limited Partnership as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions. For a reconciliation of NOI to net income attributable to Boston Properties Limited Partnership, see Note 14 to the Consolidated Financial Statements.

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 134 properties, including properties acquired or placed in-service on or prior to January 1, 2009 and owned through December 31, 2010, totaling approximately 34.8 million net rentable square feet of space (excluding square feet of structured parking). The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after January 1, 2009 or disposed of on or prior to December 31, 2010. There were no properties that were sold or repositioned after January 1, 2009. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the year ended December 31, 2010 and 2009 with respect to the properties which were acquired and placed in-service.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Total Property Portfolio
(dollars in thousands)	2010	2009	Increase/ (Decrease)	% Change	2010	2009	2010	2009	2010	2009	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$1,420,325	$1,423,459	$(3,134)	(0.22)%	$857	$—	$46,426	$15,058	$1,467,608	$1,438,517	$29,091	2.02%
Termination Income	9,165	14,410	(5,245)	(36.40)%	—	—	—	—	9,165	14,410	(5,245)	(36.40)%

Total Rental Revenue	1,429,490	1,437,869	(8,379)	(0.58)%	857	—	46,426	15,058	1,476,773	1,452,927	23,846	1.64%

Real Estate Operating Expenses	491,598	497,720	(6,122)	(1.23)%	358	—	9,738	4,079	501,694	501,799	(105)	(0.02)%

Net Operating Income, excluding hotel	937,892	940,149	(2,257)	(0.24)%	499	—	36,688	10,979	975,079	951,128	23,951	2.52%

Hotel Net Operating Income(1)	7,647	6,419	1,228	19.13%	—	—	—	—	7,647	6,419	1,228	19.13%

Consolidated Net Operating Income(1)	945,539	946,568	(1,029)	(0.11)%	499	—	36,688	10,979	982,726	957,547	25,179	2.63%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	41,231	34,878	6,353	18.21%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	79,658	75,447	4,211	5.58%
Acquisition costs	—	—	—	—	—	—	—	—	2,614	—	2,614	100.00%
Loss (gain) from suspension of development	—	—	—	—	—	—	—	—	(7,200)	27,766	(34,966)	(125.93)%
Depreciation and amortization	318,998	309,710	9,288	3.00%	394	—	10,756	3,748	330,148	313,458	16,690	5.32%

Total Other Expenses	318,998	309,710	9,288	3.00%	394	—	10,756	3,748	405,220	416,671	(11,451)	(2.75)%

Operating Income	626,541	636,858	(10,317)	(1.62)%	105	—	25,932	7,231	618,737	575,754	42,983	7.47%
Other Income:
Income from unconsolidated joint ventures	—	—	—	—	—	—	—	—	36,774	12,058	24,716	204.98%
Interest and other income	—	—	—	—	—	—	—	—	7,332	4,059	3,273	80.64%
Gains from investments in securities	—	—	—	—	—	—	—	—	935	2,434	(1,499)	(61.59)%
Other Expenses:
Interest expense	—	—	—	—	—	—	—	—	378,079	322,833	55,246	17.11%
Losses from early extinguishments of debt	—	—	—	—	—	—	—	—	89,883	510	89,373	17524.12%

Income from continuing operations									195,816	270,962	(75,146)	(27.73)%
Gains on sales of real estate									2,734	11,760	(9,026)	(76.75)%

Net income									198,550	282,722	(84,172)	(29.77)%
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships									(3,464)	(2,778)	(686)	(24.69)%
Noncontrolling interest–redeemable preferred units									(3,343)	(3,594)	251	6.98%

Net Income attributable to Boston Properties Limited Partnership									$191,743	$276,350	$(84,607)	(30.62)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 54. Hotel Net Operating Income for the years ended December 31, 2010 and 2009 is comprised of Hotel Revenue of $32,800 and $30,385, respectively, less Hotel Expenses of $25,153 and $23,966, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio decreased approximately $3.1 million for the year ended December 31, 2010 compared to 2009. Included in Same Property Portfolio rental revenue are decreases in (1) contractual rental revenue of approximately $10.9 million, (2) recoveries from tenants of approximately $23.9 million and (3) parking and other income of approximately $1.9 million. These decreases were partially offset by an approximately $33.6 million increase in straight-line rent. The decrease in contractual rental revenue and increase in straight-line rents are primarily due to (1) new leases at 399 Park Avenue and 601 Lexington Avenue in New York City and (2) a major law firm lease (approximately 480,000 square feet) in Boston being in free rent periods. The free rent periods for the new leases in New York City ranged from six to twelve months, while the law firm’s lease in Boston had twelve months of free rent, and these periods expired during 2010 or will expire during 2011.

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

Termination Income

Termination income decreased by approximately $5.2 million for the year ended December 31, 2010 compared to 2009.

Termination income for the year ended December 31, 2010 related to twenty-three tenants across the Same Property Portfolio and totaled approximately $9.2 million, which included (1) approximately $1.6 million from a small retail tenant in New York City, (2) approximately $4.1 million of negotiated termination income from our Reston, Virginia properties in order to accommodate growth of an existing tenant and to provide space early to a new tenant, (3) approximately $1.3 million from a tenant at 599 Lexington Avenue in New York City to accommodate growth of an existing tenant and (4) approximately $2.2 million spread across nineteen tenant terminations.

Termination income for the year ended December 31, 2009 related to sixteen tenants across the Same Property Portfolio and totaled approximately $14.4 million, which included (1) approximately $7.5 million of termination income related to a termination agreement with a tenant at 601 Lexington Avenue and (2) approximately $3.6 million was non-cash income consisting of the estimated value of furniture and fixtures that two tenants transferred to us in connection with the terminations of their leases.

Real Estate Operating Expenses

Real estate operating expenses from the Same Property Portfolio decreased approximately $6.1 million for the year ended December 31, 2010 compared to 2009. Included in Same Property Portfolio real estate operating expenses is a decrease in property general and administrative expenses of approximately $3.5 million, of which approximately $1.3 million is related to the write-off in 2009 of a leasing commission associated with a tenant that did not take occupancy that did not recur in 2010. In addition, we had overall savings in repairs and maintenance and other property-related expenses of approximately $2.2 million and $1.4 million, respectively. The savings in operating expenses were partially offset by an increase of approximately $1.0 million in insurance expense.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio increased approximately $9.3 million for the year ended December 31, 2010 compared to 2009. The increase consisted of (1) an approximately $11.7 million increase in the Washington, DC region that was primarily due to accelerated depreciation associated with the future redevelopment of two of our buildings, (2) an increase in depreciation of approximately $3.9 million related to our properties in the Boston region, a portion of which was related to the amortization of tenant improvements costs and (3) an aggregate increase in the other regions of approximately $1.1 million. These increases were partially offset by an approximately $7.4 million decrease due to accelerated depreciation related to a lease termination in New York City that occurred during the second quarter of 2009.

Properties Acquired Portfolio

On December 29, 2010, we completed the acquisition of the John Hancock Tower and Garage in Boston, Massachusetts for an aggregate purchase price of approximately $930.0 million. The John Hancock Tower is a 62-story, approximately 1,700,000 rentable square foot office tower located in the heart of Boston’s Back Bay neighborhood. The garage is an eight-level, 2,013 space parking facility. Refer to Note 3 of the Consolidated Financial Statements.

For the year ended December 31, 2010, the John Hancock Tower and Garage increased our revenue, real estate operating expenses and depreciation by approximately $0.9 million, $0.4 million and $0.4 million, respectively.

Properties Placed In-Service Portfolio

At December 31, 2010, we had five properties totaling approximately 1.2 million square feet that were placed in-service between January 1, 2009 and December 31, 2010.

Rental Revenue

Rental revenue from our Properties Placed In-Service Portfolio increased approximately $31.4 million, as detailed below:

Property	Quarter Placed In-Service	Rental Revenue for the year ended December 31,
		2010	2009	Change
		(in thousands)
One Preserve Parkway	Second Quarter, 2009	$5,309	$1,516	$3,793
Wisconsin Place Office	Second Quarter, 2009	14,318	7,753	6,565
Democracy Tower	Third Quarter, 2009	12,224	4,738	7,486
701 Carnegie Center	Fourth Quarter, 2009	4,529	1,051	3,478
Weston Corporate Center	Second Quarter, 2010	10,046	—	10,046

Total		$46,426	$15,058	$31,368

Real Estate Operating Expenses

Real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $5.7 million, as detailed below:

Property	Quarter Placed In-Service	Real Estate Operating Expenses for the year ended December 31,
		2010	2009	Change
		(in thousands)
One Preserve Parkway	Second Quarter, 2009	$1,519	$1,257	$262
Wisconsin Place Office	Second Quarter, 2009	3,453	1,777	1,676
Democracy Tower	Third Quarter, 2009	2,224	751	1,473
701 Carnegie Center	Fourth Quarter, 2009	1,397	294	1,103
Weston Corporate Center	Second Quarter, 2010	1,145	—	1,145

Total		$9,738	$4,079	$5,659

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Placed In-Service Portfolio increased by approximately $7.0 million for the year ended December 31, 2010 compared to 2009.

Other Operating Income and Expense Items

Hotel Net Operating Income

Net operating income for our hotel property increased approximately $1.2 million, a 19% increase for the year ended December 31, 2010 as compared to 2009. We expect our hotel net operating income for fiscal 2011 to be between $8.0 million and $8.5 million.

The following reflects our occupancy and rate information for our Cambridge Center Marriott hotel property for the year ended December 31, 2010 and 2009:

	2010	2009	Percentage Change
Occupancy	77.9%	75.1%	3.7%
Average daily rate	$197.29	$185.29	6.5%
Revenue per available room, REVPAR	$153.65	$139.19	10.4%

Development and Management Services

Development and management services income increased approximately $6.4 million for the year ended December 31, 2010 compared to 2009. Management fees increased by approximately $12.4 million for the year ended December 31, 2010 compared to 2009. On May 5, 2010, we satisfied the requirements of our master lease agreement related to the 2006 sale of 280 Park Avenue in New York City. Following the satisfaction of the master lease agreement, the buyer terminated the property management and leasing agreement entered into at the time of the sale, resulting in the recognition of non-cash deferred management fees totaling approximately $12.2 million. Development fees decreased by approximately $6.0 million for the year ended December 31, 2010 compared to 2009 due primarily to the completion of our 20 F Street third-party development project in the first quarter of 2010. We expect third-party fee income for fiscal 2011 to be between $20 million and $25 million.

General and Administrative Expense

General and administrative expenses increased approximately $4.2 million for the year ended December 31, 2010 compared to 2009. The increase was primarily due to (1) approximately $4.0 million of accelerated expense of the remaining stock-based compensation granted between 2006 and 2009 to Edward H. Linde, Boston Properties, Inc.’s late Chief Executive Officer, as a result of his passing on January 10, 2010, (2) an increase of approximately $1.3 million of other payroll related expense and (3) an approximately $0.6 million increase in other non-compensatory general and administrative expenses. These increases were partially offset by a decrease of approximately $1.7 million in the value of our deferred compensation plan. We expect general and administrative expense for fiscal 2011 to be between $80 million and $83 million, which includes an approximately $4.3 million charge related to the conclusion of the three-year measurement period on February 5, 2011 for the 2008 Outperformance Plan Awards (the “2008 OPP Awards”). The 2008 OPP Awards were not earned, and therefore the program was terminated, which resulted in the acceleration of the remaining unrecognized compensation expense during the first quarter of 2011. Refer to Notes 15, 17 and 20 of the Consolidated Financial Statements.

On January 20, 2011, the Compensation Committee of the Board of Directors of Boston Properties, Inc. approved outperformance awards under Boston Properties, Inc.’s 1997 Plan to certain officers of Boston

Properties, Inc. These awards (the “2011 OPP Awards”) are part of a broad-based, long-term incentive compensation program designed to provide Boston Properties, Inc.’s management team with the potential to earn equity awards subject to Boston Properties, Inc. “outperforming” and creating shareholder value in a pay-for-performance structure. 2011 OPP Awards utilize total return to shareholders (“TRS”) over a three-year measurement period as the performance metric and include two years of time-based vesting after the end of the performance measurement period (subject to acceleration in certain events) as a retention tool. Recipients of 2011 OPP Awards will share in an outperformance pool if Boston Properties, Inc.’s TRS, including both share appreciation and dividends, exceeds absolute and relative hurdles over a three-year measurement period from February 1, 2011 to January 31, 2014, based on the average closing price of a share of Boston Properties, Inc.’s common stock of $93.38 for the five trading days prior to and including February 1, 2011. The aggregate reward that recipients of all 2011 OPP Awards can earn, as measured by the outperformance pool, is subject to a maximum cap of $40.0 million. We expect that in accordance with ASC 718 “Compensation—Stock Compensation” the 2011 OPP Awards will have an aggregate value of approximately $7.8 million, which amount will be amortized into earnings over the five-year plan period under the graded vesting method. We expect to expense approximately $2.1 million in fiscal 2011 associated with the amortization related to the 2011 OPP Awards. Refer to Note 20 of the Consolidated Financial Statements.

Wages directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Capitalized wages for the year ended December 31, 2010 and 2009 were approximately $11.6 million and $11.3 million, respectively. These costs are not included in the general and administrative expense discussed above.

Acquisition Costs

Effective January 1, 2009, we are required to expense costs that an acquirer incurs to effect a business combination such as legal, due diligence and other closing related costs. During the year ended December 31, 2010, we incurred approximately $1.5 million and $0.9 million of acquisition costs associated with our acquisitions of 510 Madison Avenue in New York City and the John Hancock Tower & Garage in Boston, respectively. In addition for the year ended December 31, 2010, we incurred approximately $0.2 million of acquisition costs associated with our acquisition of Bay Colony Corporate Center in Waltham, Massachusetts.

Loss (Gain) from Suspension of Development

On February 6, 2009, we announced that we were suspending construction on our 1,000,000 square foot project at 250 West 55th Street in New York City. During December 2009, we completed the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and as a result ceased interest capitalization on the project. During the year ended December 31, 2009, we recognized a loss of approximately $27.8 million related to the suspension of development, which amount included a $20.0 million contractual amount due pursuant to a lease agreement. On January 19, 2010, we paid $12.8 million related to the termination of such lease. As a result, we recognized approximately $7.2 million of other income during the year ended December 31, 2010.

Other Income and Expense Items

Income from Unconsolidated Joint Ventures

For the year ended December 31, 2010 compared to 2009, income from unconsolidated joint ventures increased by approximately $24.7 million.

During the year ended December 31, 2009 we incurred non-cash impairment losses on the Value-Added Fund, which were not present during the year ended December 31, 2010, and therefore our share of the Value-Added Fund’s net income increased by approximately $14.9 million. In June 2009 and December 2009, we recognized non-cash impairment charges on our investment in the Value-Added Fund of approximately $7.4 million and $2.0 million, respectively. These charges represented the other-than-temporary decline in the fair values below the carrying value of our investment in the unconsolidated joint venture. In accordance with guidance in ASC 323 “Investments—Equity Method and Joint Ventures” (formerly known as Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (APB No. 18)) a loss of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized. If the fair value of our investments deteriorate further, we could recognize additional impairment charges that may be material to our results of operations. In addition, during December 2009, our Value-Added Fund recognized a non-cash impairment charge in accordance with the guidance in ASC 360 (formerly known as SFAS No. 144) related to our One and Two Circle Star Way properties in San Carlos, California totaling approximately $24.6 million, of which our share was approximately $4.2 million, which amount reflects the reduction in our basis of approximately $2.0 million from previous impairment losses. The Value-Added Fund was in discussions with the lender to modify the loan and as a result believed that the carrying value of the properties was not recoverable. Accordingly, the Value-Added Fund recognized the non-cash impairment charge to reduce the net book value of the properties to their estimated fair market value at December 31, 2009. On October 21, 2010, our Value-Added Fund conveyed the fee simple title to its One and Two Circle Star Way properties and paid $3.8 million to the lender in satisfaction of its outstanding obligations under the existing mortgage loan and guarantee.

In addition, (1) our share of the General Motors Building’s net income increased by approximately $6.7 million, which was primarily due to a decrease in depreciation expense related to two major tenant lease expirations, and (2) our share of the 125 West 55th Street’s net income increased by approximately $2.9 million, which was primarily due to a decrease in interest expense associated with the refinancing of the property’s mortgage loan. The remaining increase of approximately $0.2 million related to the other unconsolidated joint venture properties.

Interest and Other Income

Interest and other income increased approximately $3.3 million for the year ended December 31, 2010 compared to 2009 as a result of increased average cash balances offset by the net effect of lower overall interest rates. The average cash balances for the years ended December 31, 2010 and December 31, 2009 were approximately $1.5 billion and $0.6 billion, respectively.

Gains from Investments in Securities

We account for investments in trading securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The designation of trading securities is generally determined at acquisition. During the year ended December 31, 2009, investment in securities was comprised of an investment in an unregistered money market fund and investments in an account associated with our deferred compensation plan. In December 2007, the unregistered money market fund suspended cash redemptions by investors; investors could elect in-kind redemptions of the underlying securities or maintain their investment in the fund and receive distributions as the underlying securities matured or were liquidated by the fund sponsor. As a result, we retained this investment for a longer term than originally intended, and the valuation of our investment was subject to changes in market conditions. Because interests in this fund were previously valued at less than their $1.00 par value, we recognized gains of approximately $0.2 million on our investment during the year ended December 31, 2009. As of December 31, 2009, we no longer had investments in this unregistered money market fund.

The remainder of the gains from investments in securities for the years ended December 31, 2010 and 2009 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for Boston Properties, Inc.’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer.

In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to Boston Properties, Inc.’s officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains or losses from investments in securities. During the years ended December 31, 2010 and 2009 we recognized gains of approximately $0.9 million and $2.2 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $0.8 million and $2.4 million during the years ended December 31, 2010 and 2009, respectively, as a result of increases in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $55.2 million for the year ended December 31, 2010 compared to 2009 as detailed below:

Component	Change in interest expense for the year ended December 31, 2010 and December 31, 2009
(in thousands)
Increases to interest expense due to:
Issuance of $700 million in aggregate principal of 5.875% senior notes due 2019 on October 9, 2009	$31,786
Issuance of $700 million in aggregate principal of 5.625% senior notes due 2020 on April 19, 2010	27,702
Issuance of $850 million of aggregate principal of 4.125% senior notes due 2021 on November 18, 2010	4,345
Decrease in capitalized interest costs	7,835
New mortgage/properties placed in-service financings	1,983

Total increases to interest expense	$73,651

Decreases to interest expense due to:
Repayment of mortgage financings	$(8,562)
Repurchases of $236.3 million in aggregate principal of 2.875% exchangeable senior notes	(5,507)
Repurchases of $700 million in aggregate principal of 6.25% senior notes due 2013	(2,190)
Principal amortization of continuing debt and other (excluding senior notes)	(2,146)

Total decreases to interest expense	$(18,405)

Total change in interest expense	$55,246

The following properties are included in the repayment of mortgage financings line item: Reservoir Place, Eight Cambridge Center, Ten Cambridge Center, 1301 New York Avenue, 202, 206 & 214 Carnegie Center, South of Market, 10 and 20 Burlington Mall Road, 91 Hartwell Avenue and 1330 Connecticut Avenue. The following properties are included in the new mortgages/properties placed in-service financings line item: Reservoir Place, Democracy Tower, Wisconsin Place Office, 510 Madison Avenue and John Hancock Tower. As properties are placed in-service, we cease capitalizing interest and interest is then expensed.

Interest expense directly related to the development of rental properties is not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Interest capitalized for the year ended December 31, 2010 and 2009 were approximately $41.0 million and $48.8 million, respectively. These costs are not included in the interest expense referenced above.

We are evaluating refinancing alternatives on our $457 million mortgage loan on 601 Lexington Avenue and we believe we could raise approximately $700 million to $750 million through a new secured mortgage loan. Assuming such a refinancing, we anticipate our interest expense to be between approximately $410 million to $420 million for fiscal 2011. This amount reflects the impact of approximately $30 million to $35 million of capitalized interest. The actual amount of our net interest expense for fiscal 2011 will be impacted by, among other things, any additional indebtedness we incur, any pre-payments or repurchases of existing indebtedness, fluctuations in interest rates and any changes in our development activity.

At December 31, 2010, our variable rate debt consisted of our construction loan at Atlantic Wharf, our Unsecured Line of Credit, our secured financing at Reservoir Place and our cash secured financing at 510 Madison Avenue. For a summary of our consolidated debt as of December 31, 2010 and December 31, 2009 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Losses from Early Extinguishments of Debt

On December 12, 2010, we completed the redemption of $700.0 million in aggregate principal amount of our 6.25% senior notes due 2013. The redemption price was determined in accordance with the applicable indenture and was approximately $793.1 million. The redemption price included approximately $17.9 million of accrued and unpaid interest to, but not including, the redemption date. Excluding such accrued and unpaid interest, the redemption price was approximately 110.75% of the principal amount being redeemed. In addition, on November 29, 2010, we entered into two treasury lock agreements to fix the yield on the U.S. Treasury issue used in determining the redemption price on notional amounts aggregating $700.0 million. On December 9, 2010, we cash-settled the treasury lock agreements and paid approximately $2.1 million. As a result of the payment of the redemption premium, the settlement of the treasury locks and the write-off of deferred financing costs, we recognized an aggregate loss on early extinguishment of debt of approximately $79.3 million. Following the partial redemption, there is an aggregate of $225.0 million of these notes outstanding.

During the year ended December 31, 2010, we repurchased approximately $236.3 million aggregate principal amount of our 2.875% exchangeable senior notes due 2037, which the holders may require us to repurchase in February 2012, for approximately $236.6 million. The repurchased notes had an aggregate allocated liability and equity value of approximately $225.7 million and $0.4 million, respectively, at the time of repurchase resulting in the recognition of a loss on early extinguishment of debt of approximately $10.5 million during the year ended December 31, 2010. There remains an aggregate of approximately $626.2 million of these notes outstanding.

During the year ended December 31, 2010, we used available cash to repay approximately $501.2 million of outstanding mortgage loans. Associated with the repayments, we paid a prepayment penalty totaling approximately $0.3 million, wrote off approximately $0.2 million of unamortized deferred financing costs and recognized a gain of approximately $0.4 million related to the write off of a remaining historical fair value balance.

During the year ended December 31, 2009, we used available cash to repay approximately $98.4 million of outstanding mortgage loans. Associated with the repayments, we paid a prepayment penalty totaling approximately $0.5 million, wrote off approximately $42,000 of unamortized deferred financing costs and recognized a gain of approximately $32,000 related to the write off of a remaining historical fair value balance.

Gains on Sales of Real Estate

On April 14, 2008, we sold a parcel of land located in Washington, DC for approximately $33.7 million. We had previously entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet. Due to our involvement in the construction of the project, the gain on sale was deferred and has been recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs. As a result, we recognized a gain on sale during the year ended December 31, 2009 of approximately $11.8 million. During the year ended December 31, 2010, we completed construction of the project and recognized the remaining gain on sale totaling approximately $1.8 million. We have recognized a cumulative gain on sale of approximately $23.4 million.

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

Noncontrolling Interests in Property Partnerships

Noncontrolling interests in property partnerships increased by approximately $0.7 million for the year ended December 31, 2010 compared to 2009. Noncontrolling interests in property partnerships consist of the outside equity owners’ interests in the income from our 505 9th Street and our Wisconsin Place Office properties.

On December 23, 2010, we acquired the outside member’s 33.3% equity interest in our consolidated joint venture entity that owns the Wisconsin Place Office property located in Chevy Chase, Maryland for cash of approximately $25.5 million. The acquisition was accounted for as an equity transaction in accordance with ASC 810. The difference between the purchase price and the carrying value of the outside member’s equity interest, totaling approximately $19.1 million, reduced partners’ capital in our Consolidated Balance Sheets.

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

	Same Property Portfolio				Properties Sold Portfolio		Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties Repositioned		Total Property Portfolio
(dollars in thousands)	2009	2008	Increase/ (Decrease)	% Change	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$1,358,000	$1,344,408	$13,592	1.01%	$—	$90	$7,244	$1,828	$73,273	$43,283	$—	$—	$1,438,517	$1,389,609	$48,908	3.52%
Termination Income	14,410	12,443	1,967	15.81%	—	—	—	—	—	—	—	—	14,410	12,443	1,967	15.81%

Total Rental Revenue	1,372,410	1,356,851	15,559	1.15%	—	90	7,244	1,828	73,273	43,283	—	—	1,452,927	1,402,052	50,875	3.63%

Real Estate Operating Expenses	479,983	477,172	2,811	0.59%	—	46	1,274	274	20,542	10,538	—	—	501,799	488,030	13,769	2.82%

Net Operating Income, excluding hotel	892,427	879,679	12,748	1.45%	—	44	5,970	1,554	52,731	32,745	—	—	951,128	914,022	37,106	4.06%

Hotel Net Operating Income(1)	6,419	9,362	(2,943)	(31.44)%	—	—	—	—	—	—	—	—	6,419	9,362	(2,943)	(31.44)%

Consolidated Net Operating Income(1)	898,846	889,041	9,805	1.10%	—	44	5,970	1,554	52,731	32,745	—	—	957,547	923,384	34,163	3.70%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	—	—	—	—	34,878	30,518	4,360	14.29%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	—	—	75,447	72,365	3,082	4.26%
Loss from suspension of development	—	—	—	—	—	—	—	—	—	—	—	—	27,766	—	27,766	100.00%
Depreciation and amortization	290,952	285,579	5,373	1.88%	—	—	4,813	1,375	17,693	9,168	—	—	313,458	296,122	17,336	5.85%

Total Other Expenses	290,952	285,579	5,373	1.88%	—	—	4,813	1,375	17,693	9,168	—	—	416,671	368,487	48,184	13.08%

Operating Income	607,894	603,462	4,432	0.73%	—	44	1,157	179	35,038	23,577	—	—	575,754	585,415	(9,661)	(1.65)%
Other Income:
Income (loss) from unconsolidated joint ventures	—	—	—	—	—	—	—	—	—	—	—	—	12,058	(182,018)	194,076	106.62%
Interest and other	—	—	—	—	—	—	—	—	—	—	—	—	4,059	18,958	(14,899)	(78.59)%
Gains (losses) from investments in securities	—	—	—	—	—	—	—	—	—	—	—	—	2,434	(4,604)	7,038	152.87%
Other Expenses:
Interest expense	—	—	—	—	—	—	—	—	—	—	—	—	322,833	295,322	27,511	9.32%
Losses from early extinguishments of debt	—	—	—	—	—	—	—	—	—	—	—	—	510	—	510	100.00%
Net derivative loss													—	17,021	(17,021)	(100.00)%

Income from continuing operations													270,962	105,408	165,554	157.06%
Gains on sales of real estate													11,760	33,340	(21,580)	(64.73)%

Net income													282,722	138,748	143,974	103.77%
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships													(2,778)	(1,997)	(781)	(39.11)%
Noncontrolling interest–redeemable preferred units													(3,594)	(4,226)	632	14.96%

Net Income attributable to Boston Properties Limited Partnership													$276,350	$132,525	$143,825	108.53%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 54. Hotel Net Operating Income for the years ended December 31, 2009 and 2008 is comprised of Hotel Revenue of $30,385 and $36,872, respectively, less Hotel Expenses of $23,966 and $27,510, respectively, per the Consolidated Statements of Operations.

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

Termination Income

We recognized termination income totaling approximately $14.4 million for the year ended December 31, 2009, which was related to sixteen tenants across the Same Property Portfolio that terminated their leases. Approximately $7.5 million of termination income for 2009 related to a termination agreement with a tenant at 601 Lexington Avenue. Approximately $3.6 million is non-cash income consisting of the estimated value of furniture and fixtures that two tenants transferred to us in connection with the terminations of their leases. Termination income totaling approximately $12.4 million for the year ended December 31, 2008 was related to multiple tenants across the Same Property Portfolio that terminated their leases, including $7.5 million of termination income related to a termination agreement with Heller Ehrman LLP.

Real Estate Operating Expenses

Real estate operating expenses from the Same Property Portfolio increased approximately $2.8 million for the year ended December 31, 2009 compared to 2008. Included in Same Property Portfolio real estate operating expenses is an increase in real estate taxes of approximately $18.0 million, or 9%, which was predominately due to an increase in real estate taxes in the central business districts in Boston and New York City. This was offset by overall decreases in utilities expense of approximately $7.9 million, or 9%, and other property-related expenses of approximately $7.3 million of which approximately $3.0 million relates to repairs and maintenance.

Depreciation and Amortization

Depreciation and amortization expense for the Same Property Portfolio increased by approximately $5.4 million for the year ended December 31, 2009 compared to 2008. This increase was predominately due to accelerated amortization related to tenant terminations in New York City.

Properties Sold Portfolio

Revenue and real estate operating expenses from the Properties Sold Portfolio decreased by approximately $0.1 million and $46,000, respectively due to the transfer of Mountain View Research Park and Mountain View Technology Park to the Value-Added Fund on January 7, 2008. These properties have not been classified as discontinued operations due to our continuing involvement as the property manager for the properties and our continued ownership interest through the Value-Added Fund.

Properties Aquired Portfolio

The acquisition of 635 Massachusetts Avenue on September 26, 2008 increased rental revenue, real estate operating expenses, and depreciation by approximately $5.4 million, $1.0 million and $3.4 million, respectively for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Properties Placed In-Service Portfolio

At December 31, 2009, we had seven properties totaling approximately 2.0 million square feet that were placed in-service between January 1, 2008 and December 31, 2009.

Rental revenue from our Properties Placed In-Service Portfolio increased approximately $30.0 million, as detailed below:

Property	Quarter Placed In-Service	Rental Revenue for the year ended December 31,
		2009	2008	Change
		(in thousands)
505 9th Street	First Quarter, 2008	$21,974	$20,090	$1,884
South of Market	Fourth Quarter, 2008	27,280	20,010	7,270
77 CityPoint	Fourth Quarter, 2008	8,961	2,098	6,863
One Preserve Parkway	Second Quarter, 2009	1,516	1,085	431
Wisconsin Place Office	Second Quarter, 2009	7,753	—	7,753
Democracy Tower	Third Quarter, 2009	4,738	—	4,738
701 Carnegie Center	Fourth Quarter, 2009	1,051	—	1,051

Total		$73,273	$43,283	$29,990

Real Estate Operating Expenses

Real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $10.0 million, as detailed below:

Property	Quarter Placed In-Service	Real Estate Operating Expenses for the year ended December 31,
		2009	2008	Change
		(in thousands)
505 9th Street	First Quarter, 2008	$6,929	$5,672	$1,257
South of Market	Fourth Quarter, 2008	7,057	3,466	3,591
77 CityPoint	Fourth Quarter, 2008	2,477	883	1,594
One Preserve Parkway	Second Quarter, 2009	1,257	517	740
Wisconsin Place Office	Second Quarter, 2009	1,777	—	1,777
Democracy Tower	Third Quarter, 2009	751	—	751
701 Carnegie Center	Fourth Quarter, 2009	294	—	294

Total		$20,542	$10,538	$10,004

Depreciation and Amortization

Depreciation and amortization expense for our Properties Placed In-Service Portfolio increased by approximately $8.5 million for the year ended December 31, 2009 compared to 2008.

Other Operating Income and Expense Items

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

Development and Management Services

Development and management services income increased approximately $4.4 million for the year ended December 31, 2009 compared to 2008. Development fees increased by approximately $4.6 million for the year ended December 31, 2009 compared to 2008 due primarily to development fees of approximately $6.1 million for our 20 F Street and 1111 North Capitol Street third-party development projects. This increase was offset by a decrease in other development fees of approximately $1.5 million, of which approximately $0.5 million is related to the completion and placing in-service of our Annapolis Junction joint venture development project. Management fees decreased by approximately $0.2 million for the year ended December 31, 2009 compared to 2008 due to the net effect of an approximately $1.0 million increase in management fee income offset by a decrease of approximately $1.2 million in service income of which approximately $1.0 million is attributable to a decrease in work orders and overtime usage of HVAC in New York City.

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

On January 24, 2008, Boston Properties, Inc.’s compensation committee approved outperformance awards under the 1997 Plan to officers and employees of Boston Properties, Inc. These 2008 OPP Awards were part of a broad-based long-term incentive compensation program designed to provide Boston Properties, Inc.’s management team at several levels within the organization with the potential to earn equity awards subject to “outperforming” and creating shareholder value in a pay-for-performance structure. 2008 OPP Awards utilized Boston Properties, Inc.’s TRS over a three-year measurement period as the performance metric and include two years of time-based vesting after the end of the performance measurement period (subject to acceleration in certain events) as a retention tool. Recipients of 2008 OPP Awards were eligible to share in an outperformance pool if Boston Properties, Inc.’s TRS, including both share appreciation and dividends, exceeds absolute and relative hurdles over a three-year measurement period from February 5, 2008 to February 5, 2011, based on the average closing price of a share of Boston Properties, Inc.’s common stock of $92.8240 for the five trading days prior to and including February 5, 2008. The aggregate reward that recipients of all 2008 OPP Awards could earn, as measured by the outperformance pool, was subject to a maximum cap of $110 million, although only OPP awards for an aggregate of up to approximately $104.8 million were granted. Under guidance included in

ASC 718 “Compensation—Stock Compensation” (formerly known as Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment”) the 2008 OPP Awards had an aggregate value of approximately $19.7 million, which was generally being amortized into earnings over the five-year plan period (although awards for retirement-eligible employees will be amortized over a three-year period). Because the 2008 OPP Units required Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds were met by the end of the applicable reporting period, we excluded all the 2008 OPP Units from the diluted earnings per common unit calculation. The 2008 OPP Awards were not earned, and therefore the program was terminated, which resulted in the acceleration of the remaining unrecognized compensation expense during the first quarter of 2011. See Notes 15, 17 and 20 to the Consolidated Financial Statements.

Wages directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Capitalized wages for the year ended December 31, 2009 and 2008 were approximately $11.3 million and $12.2 million, respectively. These costs are not included in the general and administrative expense discussed above.

Loss from Suspension of Development

On February 6, 2009, we announced that we were suspending construction on our 1,000,000 square foot project at 250 West 55th Street in New York City. During December 2009, we completed the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and as a result ceased interest capitalization on the project. During the year ended December 31, 2009, we recognized a loss of approximately $27.8 million related to the suspension of development, which amount included a $20.0 million contractual amount due pursuant to a lease agreement. On January 19, 2010, we paid $12.8 million related to the termination of such lease. As a result, we recognized approximately $7.2 million of other income during the year ended December 31, 2010.

Between April 1, 2009 and December 31, 2009, we recognized approximately $1.1 million of additional costs associated with the suspension of development.

Other Income and Expense Items

Income (Loss) from Unconsolidated Joint Ventures

During December 2008, we recognized non-cash impairment charges which represented the other-than-temporary decline in the fair values below the carrying values of certain of our investments in unconsolidated joint ventures. In accordance with guidance in ASC 323 “Investments—Equity Method and Joint Ventures” (“ASC 323”) (formerly known as Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (APB No. 18)), a loss in value of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized. As a result, we recognized non-cash impairment charges of approximately $31.9 million, $74.3 million, $45.1 million and $13.8 million on our investments in 540 Madison Avenue, Two Grand Central Tower, 125 West 55th Street and the Value-Added Fund, respectively. In addition, in June 2009 and December 2009, we recognized additional non-cash impairment charges on our investment in the Value-Added Fund of approximately $7.4 million and $2.0 million, respectively. If the fair value of our investments deteriorates further, we could recognize additional impairment charges which may be material.

In addition, during December 2009, our Value-Added Fund recognized a non-cash impairment charge in accordance with the guidance in ASC 360 (formerly known as SFAS No. 144) related to our One and Two Circle Star Way properties in San Carlos, California totaling approximately $24.6 million, of which our share was approximately $4.2 million, which amount reflects the reduction in our basis of approximately $2.0 million from previous impairment losses. The Value-Added Fund was in discussions with the lender to modify the loan and as a result believed that the carrying value of the properties was not recoverable. Accordingly, the Value-Added Fund recognized the non-cash impairment charge to reduce the net book value of the properties to their estimated fair market value at December 31, 2009. On October 21, 2010, our Value-Added Fund conveyed the fee simple title to its One and Two Circle Star Way properties and paid $3.8 million to the lender in satisfaction of its outstanding obligations under the existing mortgage loan and guarantee.

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

Gains (Losses) from Investments in Securities

We account for investments in trading securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The designation of trading securities is generally determined at acquisition. During the year ended December 31, 2009 and 2008, investment in securities is comprised of an investment in an unregistered money market fund and investments in an account associated with our deferred compensation plan. In December 2007, the unregistered money market fund suspended cash redemptions by investors; investors could elect in-kind redemptions of the underlying securities or maintain their investment in the fund and receive distributions as the underlying securities matured or were liquidated by the fund sponsor. As a result, we retained this investment for a longer term than originally intended, and the valuation of our investment was subject to changes in market conditions. Because interests in this fund were valued at less than their $1.00 par value, we recognized gains (losses) of approximately $0.2 million and ($1.4) million on our investment during the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, we no longer had investments in this unregistered money market fund.

The remainder of the gains (losses) from investments in securities in 2009 and 2008 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for Boston Properties, Inc.’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to Boston Properties, Inc.’s officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gain (loss) from investments in securities. During the year ended December 31, 2009 and 2008, respectively, we recognized gains (losses) of $2.2 million and $(3.2) million on these investments. By comparison, our general and administrative expense increased (decreased) by $2.4 million and $(3.2) million during the year ended December 31, 2009 and 2008, respectively, as a result of increases and decreases in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $27.5 million for the year ended December 31, 2009 compared to 2008 as detailed below:

Component	Change in interest expense for the year ended December 31, 2009 and December 31, 2008
(in thousands)

Increases to interest expense due to:
New mortgages / properties placed in-service	$22,664
Issuance of $747.5 million in aggregate principal of 3.625% exchangeable senior notes due 2014 on August 19, 2008 (excluding the ASC 470-20 (formerly known as FSP No. APB 14-1) interest expense)	17,736
Issuance of $700 million in aggregate principal of 5.875% senior notes due 2019 on October 9, 2009	9,376
ASC 470-20 interest expense	10,888

Total increases to interest expense	$60,664

Decreases to interest expense due to:
Repayment of mortgages	$(22,308)
Increase in capitalized interest costs	(2,530)
Reduction in borrowings under our Unsecured Line of Credit	(4,852)
Principal amortization of continuing debt and other (excluding senior notes and exchangeable senior notes)	(3,463)

Total decreases to interest expense	$(33,153)

Total change in interest expense	$27,511

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

Interest expense directly related to the development of rental properties is not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Interest capitalized for the year ended December 31, 2009 and 2008 were approximately $48.8 million and $46.3 million, respectively. These costs are not included in the interest expense referenced above.

At December 31, 2009, our variable rate debt consisted of construction loans at our South of Market, Democracy Tower, Wisconsin Place Office and Atlantic Wharf construction projects, as well as our borrowings under our Unsecured Line of Credit and our secured financing at Reservoir Place.

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

Losses from Early Extinguishments of Debt

During the year ended December 31, 2009, we used available cash to repay approximately $98.4 million of outstanding mortgage loans. Associated with the repayments, we paid a prepayment penalty totaling approximately $0.5 million, wrote off approximately $42,000 of unamortized deferred financing costs and recognized a gain of approximately $32,000 related to the write off of a remaining historical fair value balance.

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

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	fund capital expenditures, including major renovations, tenant improvements and leasing costs;

•	fund development costs;

•	fund possible property acquisitions; and

•	make the minimum distribution required to enable Boston Properties, Inc. to maintain its REIT qualification under the Internal Revenue Code of 1986, as amended.

We expect to satisfy these needs using one or more of the following:

•	construction loans;

•	long-term secured and unsecured indebtedness (including unsecured exchangeable indebtedness);

•	cash flow from operations;

•	distribution of cash flows from joint ventures;

•	cash and cash equivalent balances;

•	sales of real estate;

•	issuances of Boston Properties, Inc. equity securities and/or additional preferred or common units; and

•	our Unsecured Line of Credit or other short-term bridge facilities.

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

The following table presents information on properties under construction as of December 31, 2010 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Square feet	Investment to Date(1)	Estimated Total Investment(1)	Percentage Leased(2)
Office
Atlantic Wharf(3)(4)	First Quarter, 2012	Boston, MA	1	790,000	$503,799	$552,900	79	%(4)
2200 Pennsylvania Avenue(5)	Second Quarter, 2012	Washington, DC	1	460,000	137,291	230,000	85	%(5)
510 Madison Avenue(6)	Fourth Quarter, 2012	New York, NY	1	347,000	319,071	375,000	13%

Total Office Properties under Construction			3	1,597,000	$960,161	$1,157,900	66%

Residential
Atlantic Wharf—Residential (86 units)(7)	Second Quarter, 2012	Boston, MA	1	78,000	$35,495	$47,100	N/A
Atlantic Wharf—Retail				10,000			0%
2221 I Street, NW—Residential (335 units)(8)	Third Quarter, 2012	Washington, DC	1	275,000	81,874	150,000	N/A
2221 Street, NW—Retail				50,000			100%

Total Residential Properties under Construction			2	413,000	$117,369	$197,100	83%

Total Properties under Construction			5	2,010,000	$1,077,530	$1,355,000	67%

(1)	Includes net revenue during lease up period and approximately $51.6 million of construction cost and leasing commission accruals.
(2)	Represents office and retail percentage leased as of February 18, 2011 and excludes residential space.

(3)	On October 1, 2010, we modified the construction facility by releasing from collateral the residential component and ground floor retail included in the “Russia Building” and reducing the loan commitment from $215.0 million to $192.5 million. We have not drawn any amounts under this facility but we reserve the right to do so in the future.
(4)	Project includes 17,000 square feet of retail space.
(5)	Project includes 20,000 square feet of retail space and is subject to a ground lease which expires in 2068.
(6)	Acquired September 24, 2010; base building is expected to be completed in the second quarter of 2011. Estimated future equity requirements include approximately $13 million of capitalized interest.
(7)	Project costs includes residential and retail components. Estimated total investment is net of $12.0 million of anticipated net proceeds from the sale of Federal historic tax credits.
(8)	Project costs includes residential and retail components and is subject to a ground lease expiring in 2068.

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

Given the recent low interest rate environment and the opportunity to further enhance our capital position and elongate our debt maturity schedule, we have also been active in the capital markets. Since January 1, 2010, five of our joint ventures have refinanced approximately $714 million in secured financings. In April 2010, we completed a public offering of $700 million aggregate principal amount of 5.625% senior notes due 2020 that raised aggregate net proceeds of approximately $694 million, and in November 2010, we completed a public offering of $850 million aggregate principal amount of 4.125% senior notes due 2021 that raised aggregate net proceeds of approximately $837 million. We used the proceeds of the November offering to reduce a significant portion of our near-term debt maturities. Specifically, we redeemed $700 million of our 6.25% senior notes due 2013 and we repurchased $50 million of our 2.875% exchangeable senior notes due 2037 that the holders may require us to repurchase in February 2012. Our remaining liquidity as of February 18, 2011, including available cash of approximately $327 million and full availability under our $1.0 billion line of credit, is expected to provide sufficient capacity to fund the completion of our development pipeline and provide capital for future investments.

Our most significant capital commitments in 2011 are to fund our development program and repay or refinance expiring debt. We believe the quality of our assets and our strong balance sheet are attractive to lenders’ and equity investors’ current investment selectivity and should enable us to continue to access multiple sources of capital. In 2010, we exercised our option to extend the maturity date under our $1.0 billion Unsecured Line of Credit to August 3, 2011 and we are currently in discussions on a longer term renewal. We are evaluating refinancing alternatives on our $457 million mortgage loan on 601 Lexington Avenue and we believe we could raise approximately $700 million to $750 million through a new secured mortgage loan. Our unconsolidated joint venture portfolio has three loans maturing in 2011, Mountain View Research Park, Annapolis Junction and Mountain View Technology Park which have balances of approximately $112 million, $43 million and $24 million, respectively (of which our share is $44 million, $22 million and $9 million, respectively).

In addition to our Unsecured Line of Credit and property-specific debt, as of February 18, 2011, we also had approximately $4.8 billion of unsecured senior notes outstanding (including approximately $1.8 billion of exchangeable senior notes). All of this debt either matures or is subject to repurchase at the holders’ option between 2012 and 2021. We are focused on our near – and medium-term debt maturities and, to date, we have repurchased approximately $236.3 million of our 2.875% exchangeable senior notes due 2037, which the holders may require us to repurchase in 2012, for approximately $236.6 million, and have redeemed $700 million of our 6.25% senior notes due 2013 for approximately $793.1 million, which included approximately $17.9 million of accrued and unpaid interest to, but not including, the redemption date. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase unsecured senior notes and unsecured exchangeable senior notes for cash in open market purchases or privately negotiated transactions, or both. We will evaluate any such potential transactions in light of then-existing market conditions, taking into account the trading prices of the notes, our current liquidity and prospects for future access to capital.

During the first quarter of 2011 through February 25, 2011, Boston Properties, Inc. issued 2,304,994 shares of common stock for gross proceeds of approximately $219.0 million. These shares were issued under its $400 million “at the market” equity offering program. Boston Properties, Inc. contributed the net proceeds from such sales to us in exchange for a number of OP Units equal to the number of shares issued. We intend to use the net proceeds from these issuances for general business purposes, which may include investment opportunities and debt reduction. Future potential sales under the program will depend on a variety of factors to be determined by Boston Properties, Inc. from time to time, including (among others) market conditions, the trading price of its common stock, our capital needs and its determinations as to the appropriate sources of funding for our activities.

In total, our remaining capital requirements, net of anticipated and potential funding from existing construction loans, to complete our ongoing developments and Weston Corporate Center is approximately $87.8 million, through late 2012. We are working towards the commencement of two new developments and two redevelopments in the Washington, DC market in 2011. With available cash, access to our Unsecured Line of Credit and the anticipated cash flow generated by the operating portfolio, we believe we have sufficient capacity to fund our remaining capital requirements and pursue attractive investment opportunities.

REIT Tax Distribution Considerations

Distributions

A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of our annual taxable income. Boston Properties, Inc.’s policy is to distribute at least 100% of its taxable income to avoid paying federal tax. With a view toward increasing equity over time and preserving additional capital, Boston Properties, Inc., our general partner, reduced our quarterly distribution in the second quarter of 2009 to $0.50 per common unit. Based on Boston Properties, Inc.’s current expectation for taxable income for 2011, and absent any unanticipated circumstances, we expect that our quarterly distribution will be approximately $0.50 per common unit. There can be no assurance that the actual distributions declared by Boston Properties, Inc.’s Board of Directors will not differ materially.

Sales

We structured the acquisition of the John Hancock Tower as a reverse like-kind exchange, which is intended to provide us the flexibility to sell certain assets within 180 days of the closing, defer any taxable gain and thereby retain capital for future investments or the reduction of debt. We are currently evaluating market interest in a sale of all or a significant interest in our Carnegie Center portfolio and may identify other assets for potential sale in 2011. To the extent that we sell assets and cannot efficiently use the proceeds in a tax deferred manner for either our development activities or attractive acquisitions, Boston Properties, Inc. would, at the appropriate time, decide whether it is better to declare a special distribution, adopt a stock repurchase program, reduce our indebtedness or retain the cash for future investment opportunities. Such a decision will depend on many factors including, among others, the timing, availability and terms of development and acquisition opportunities, our then-current and anticipated leverage, the cost and availability of capital from other sources, the price of Boston Properties, Inc.’s common stock and REIT distribution requirements. At a minimum, we expect that we would distribute at least that amount of proceeds necessary for Boston Properties, Inc. to avoid paying corporate level tax on the applicable gains realized from any asset sales.

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows in “Item 8. Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were $0.5 billion and $1.4 billion at December 31, 2010 and December 31, 2009, respectively, representing a decrease of $0.9 billion. The decrease was a result of the following changes in cash flows:

	Years ended December 31,
	2010	2009	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$375,893	$617,376	$(241,483)
Net cash (used in) investing activities	$(1,161,274)	$(446,601)	$(714,673)
Net cash provided by (used in) financing activities	$(184,604)	$1,036,648	$(1,221,252)

Our principal source of cash flow is related to the operation of our office properties. The average term of our tenant leases is approximately 7.1 years with portfolio occupancy rates historically in the range of 92% to 95%. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly distribution payment requirements. Items which contributed to the decrease in cash provided by operating activities for the year ended December 31, 2010 compared to the year ended December 31, 2009 were (1) the payment of the redemption premium of approximately $75.2 million and the payment of an aggregate of approximately $20.0 million of accrued interest and hedge settlement costs in connection with the redemption of $700.0 million aggregate principal amount of our 6.25% senior notes due 2013, (2) a net increase in the cash payments of interest expense of approximately $59.5 million, (3) the payment of approximately $17.6 million related to the payment of the accreted debt discount on the repurchase of our 2.875% exchangeable senior notes, (4) an increase in cash payments of approximately $13.2 million related to tenant leasing costs and (5) the payment of approximately $12.8 million related to the termination of a lease agreement at our 250 West 55th Street project.

Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in building acquisitions that meet our investment criteria. Cash used in investing activities for the year ended December 31, 2010 consisted primarily of funding our development projects, the acquisition of the John Hancock Building, our investment in the unconsolidated joint venture that owns 125 West 55th Street to repay the joint venture’s outstanding mezzanine loans and the proceeds from a mortgage loan being placed in escrow, and is detailed below:

(in thousands)
Acquisitions/additions to real estate	$(850,519)
Proceeds from redemptions of investments in securities	2,149
Capital contributions to unconsolidated joint ventures	(62,806)
Capital distributions from unconsolidated joint ventures	49,902
Proceeds from mortgage loan placed in escrow	(267,500)
Deposits on real estate	(10,000)
Acquisition of note receivable	(22,500)

Net cash (used in) investing activities	$(1,161,274)

Cash used in financing activities for the year ended December 31, 2010 totaled approximately $184.6 million. This consisted primarily of the redemption of a portion of our 6.25% senior notes due 2013, payments of distributions to our unitholders, the repurchase of a portion of our 2.875% exchangeable senior notes due 2037 and the repayment of mortgage notes payable partially offset by the net proceeds from the offerings in April and November 2010 of our 5.625% and 4.125% senior notes due 2020 and 2021, respectively, and the proceeds from mortgage notes payable. Future debt payments are discussed below under the heading “Capitalization-Debt Financing.”

Capitalization

At December 31, 2010, our total consolidated debt was approximately $7.8 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 5.56% per annum and the weighted-average maturity was approximately 5.4 years.

Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $21.8 billion at December 31, 2010. Total consolidated market capitalization was calculated using Boston Properties, Inc.’s December 31, 2010 closing stock price of $86.10 per common share and the following: (1) 159,586,886 common units of limited partnership interest (including 140,199,105 common units held by Boston Properties, Inc.), (2) an aggregate of 1,460,688 common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest, (3) an aggregate of 1,507,164 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and (4) our consolidated debt totaling approximately $7.8 billion. The calculation of total consolidated market capitalization does not include 1,080,938 2008 OPP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. Our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, at December 31, 2010 represented approximately 35.75% of our total consolidated market capitalization. This percentage will fluctuate with changes in the value of our common units and therefore with changes in the value of Boston Properties, Inc.’s common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the consolidated debt to total consolidated market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

For a discussion of our unconsolidated joint venture indebtedness, see “Off Balance Sheet Arrangements—Joint Venture Indebtedness.”

Debt Financing

As of December 31, 2010, we had approximately $7.8 billion of outstanding consolidated indebtedness, representing approximately 35.75% of our total consolidated market capitalization as calculated above consisting of approximately (1) $3.017 billion (net of discount) in publicly traded unsecured senior notes (excluding exchangeable senior notes) having a weighted-average interest rate of 5.38% per annum and maturities in 2013, 2015, 2019, 2020 and 2021; (2) $428.1 million (net of adjustment for the equity component allocation) of exchangeable senior notes having a GAAP interest rate of 5.958% per annum (an effective rate of 3.787% per annum, excluding the effect of the adjustment for the equity component allocation), an initial optional redemption date in 2013 and maturity in 2036; (3) $607.5 million (net of discount and adjustment for the equity component allocation) of exchangeable senior notes having a GAAP interest rate of 5.630% per annum (an effective rate of 3.462% per annum, excluding the effect of the adjustment for the equity component allocation), an initial optional redemption date in 2012 and maturing in 2037; (4) $686.1 million (net of discount and the adjustment for the equity component allocation ) of exchangeable senior notes having a GAAP interest rate of 6.555% per annum (an effective rate of 4.037%, excluding the effect of the adjustment for the equity component allocation) and maturing in 2014; (5) $267.5 million of debt fully secured by cash deposits having a GAAP interest rate of LIBOR plus 0.30% per annum and maturing February 24, 2012 and (6) $2.8 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 5.90% per annum and weighted-average term of 4.9 years. The table below summarizes our mortgage notes payable, our unsecured senior notes and our Unsecured Line of Credit at December 31, 2010 and December 31, 2009:

	December 31,
	2010	2009
	(dollars in thousands)
DEBT SUMMARY:
Balance
Fixed rate mortgage notes payable	$2,730,086	$2,249,880
Variable rate mortgage notes payable	317,500	393,421
Unsecured senior notes, net of discount	3,016,598	2,172,389
Unsecured exchangeable senior notes, net of discount and adjustment for the equity component allocation	1,721,817	1,904,081
Unsecured Line of Credit	—	—

Total	$7,786,001	$6,719,771

Percent of total debt:
Fixed rate	95.92%	94.15%
Variable rate	4.08%	5.85%

Total	100.00%	100.00%

GAAP weighted average interest rate at end of period:
Fixed rate	5.75%	6.12%
Variable rate	0.99%	1.98%

Total	5.56%	5.87%

Coupon/Stated weighted-average interest rate at end of period:
Fixed rate	5.25%	5.43%
Variable rate	0.86%	1.75%

Total	5.07%	5.21%

The variable rate debt shown above bears interest based on various spreads over the London Interbank Offered Rate (“LIBOR”) or Eurodollar rates. As of December 31, 2010, the weighted average interest rate on our variable rate debt was LIBOR/Eurodollar plus 0.60% per annum.

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

As of December 31, 2010, we had no borrowings and letters of credit totaling $24.6 million outstanding under the Unsecured Line of Credit, with the ability to borrow $975.4 million. As of February 18, 2011, we had no borrowings outstanding under the Unsecured Line of Credit.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of December 31, 2010 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	6.250%	6.381%	$182,432	January 15, 2013
10 Year Unsecured Senior Notes	6.250%	6.291%	42,568	January 15, 2013
12 Year Unsecured Senior Notes	5.625%	5.693%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015
10 Year Unsecured Senior Notes	5.875%	5.967%	700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021

Total principal			3,025,000
Net discount			(8,402)

Total			$3,016,598

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

On April 19, 2010, we completed a public offering of $700.0 million in aggregate principal amount of our 5.625% senior notes due 2020. The notes were priced at 99.891% of the principal amount to yield 5.708% to maturity. The aggregate net proceeds to us, after deducting underwriter discounts and offering expenses, were approximately $693.5 million. The notes mature on November 15, 2020, unless earlier redeemed. On April 7, 2010, in connection with the offering, we entered into two treasury lock agreements to fix the 10-year U.S. Treasury rate (which was used as a reference security in pricing) at 3.873% per annum on notional amounts aggregating $350.0 million. We subsequently cash-settled the treasury lock agreements and received approximately $0.4 million, which amount will be recognized as a reduction to our interest expense over the term of the notes.

On November 18, 2010, we completed a public offering of $850.0 million in aggregate principal amount of our 4.125% senior notes due 2021. The notes were priced at 99.26% of the principal amount to yield 4.289% to maturity. The aggregate net proceeds to us, after deducting underwriter discounts and offering expenses, were approximately $836.9 million. The notes mature on May 15, 2021, unless earlier redeemed.

On December 12, 2010, we completed the redemption of $700.0 million in aggregate principal amount of our 6.25% senior notes due 2013. The redemption price was determined in accordance with the applicable indenture and was approximately $793.1 million. The redemption price included approximately $17.9 million of accrued and unpaid interest to, but not including, the redemption date. Excluding such accrued and unpaid interest, the redemption price was approximately 110.75% of the principal amount being redeemed. In addition, on November 29, 2010, we entered into two treasury lock agreements to fix the yield on the U.S. Treasury issue used in determining the redemption price on notional amounts aggregating $700.0 million. On December 9, 2010, we cash-settled the treasury lock agreements and paid approximately $2.1 million. As a result of the payment of the redemption premium, the settlement of the treasury locks and the write-off of deferred financing costs, we recognized an aggregate loss on early extinguishment of debt of approximately $79.3 million. Following the partial redemption, there is an aggregate of $225.0 million of these notes outstanding.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (or 25 basis points in the case of the $250 million of notes that mature on June 1, 2015, 40 basis points in the case of the $700 million of notes that mature on October 15, 2019, and 30 basis points in the case of the $700 million and $850 million of notes that mature on November 15, 2020 and May 15, 2021, respectively), in each case plus accrued and unpaid interest to the redemption date. The indentures under which our unsecured senior notes were issued contain restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.50, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of December 31, 2010, we believe we were in compliance with each of these financial restrictions and requirements.

Unsecured Exchangeable Senior Notes

The following summarizes the unsecured exchangeable senior notes outstanding as of December 31, 2010 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by BPLP	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A	February 15, 2014
2.875% Exchangeable Senior Notes	2.875%	3.462%	7.0430	(3)	626,194	February 20, 2012(4)	February 15, 2037
3.750% Exchangeable Senior Notes	3.750%	3.787%	10.0066	(5)	450,000	May 18, 2013(6)	May 15, 2036

Total principal					1,823,694
Net discount					(8,249)
Adjustment for the equity component allocation, net of accumulated amortization					(93,628)

Total					$1,721,817

(1)	Yield on issuance date including the effects of discounts on the notes but excluding the effects of the adjustment for the equity component allocation.
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of Boston Properties, Inc.’s common stock). In addition, we entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions are expected to have the effect of increasing the effective exchange price to us of the notes from $117.58 to approximately $137.17 per share, representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of Boston Properties, Inc.’s common stock. The net cost of the capped call transactions was approximately $44.4 million. As of December 31, 2010, the effective exchange price was $135.85 per share.
(3)	In connection with the special dividend of $5.98 per share of Boston Properties, Inc.’s common stock declared on December 17, 2007, the exchange rate was adjusted from 6.6090 to 7.0430 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $141.98 per share of Boston Properties, Inc.’s common stock.
(4)	Holders may require us to repurchase the notes for cash on February 15, 2012, 2017, 2022, 2027 and 2032 and at any time prior to their maturity upon a fundamental change, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the repurchase date.
(5)	In connection with the special dividend of $5.98 per share of Boston Properties, Inc.’s common stock declared on December 17, 2007, the exchange rate was adjusted from 9.3900 to 10.0066 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $99.93 per share of Boston Properties, Inc.’s common stock.
(6)	Holders may require us to repurchase the notes for cash on May 18, 2013 and May 15, 2016, 2021, 2026 and 2031 and at any time prior to their maturity upon a fundamental change, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the repurchase date.

During the year ended December 31, 2010, we repurchased approximately $236.3 million aggregate principal amount of our 2.875% exchangeable senior notes due 2037, which the holders may require us to repurchase in February 2012, for approximately $236.6 million. The repurchased notes had an aggregate allocated liability and equity value of approximately $225.7 million and $0.4 million, respectively, at the time of repurchase resulting in the recognition of a loss on early extinguishment of debt of approximately $10.5 million during the year ended December 31, 2010. There remains an aggregate of approximately $626.2 million of these notes outstanding.

Mortgage Debt

The following represents the outstanding principal balances due under the mortgage notes payable at December 31, 2010:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
599 Lexington Avenue	5.57%	5.41%	$750,000	$—	$750,000	(2)(3)	March 1, 2017
John Hancock Tower	5.68%	5.05%	640,500	22,826	663,326	(1)(3)	January 6, 2017
601 Lexington Avenue	7.19%	7.24%	456,633	265	456,898	(1)	May 11, 2011
Embarcadero Center Four	6.10%	7.02%	374,634	—	374,634	(4)	December 1, 2016
510 Madison Avenue	0.56%	0.64%	267,500	—	267,500	(3)(5)	February 24, 2012
505 9th Street	5.73%	5.87%	127,901	—	127,901	(6)	November 1, 2017
One Freedom Square	7.75%	5.34%	67,031	1,721	68,752	(1)(7)	June 30, 2012
New Dominion Tech Park, Bldg. Two	5.55%	5.58%	63,000	—	63,000	(3)	October 1, 2014
140 Kendrick Street	7.51%	5.25%	50,093	2,027	52,120	(1)	July 1, 2013
Reservoir Place	2.46%	2.83%	50,000	—	50,000	(8)	July 30, 2014
New Dominion Tech. Park, Bldg. One	7.69%	7.84%	49,252	—	49,252		January 15, 2021
Kingstowne Two and Retail	5.99%	5.61%	37,959	679	38,638	(1)	January 1, 2016
Montvale Center	5.93%	6.07%	25,000	—	25,000	(3)(9)	June 6, 2012
Sumner Square	7.35%	7.54%	24,692	—	24,692		September 1, 2013
Kingstowne One	5.96%	5.68%	18,336	178	18,514	(1)	May 5, 2013
University Place	6.94%	6.99%	17,359	—	17,359		August 1, 2021
Atlantic Wharf	N/A	N/A	—	—	—	(10)	April 21, 2012

Total			$3,019,890	$27,696	$3,047,586

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required to reflect loans at their fair values upon acquisition. All adjustments to reflect loans at their fair value upon acquisition are noted above.
(2)	On December 19, 2006, we terminated the forward-starting interest rate swap contracts related to this financing and received approximately $10.9 million, which amount will reduce our interest expense for this mortgage over the term of the financing, resulting in an effective interest rate of 5.41% per annum for the financing. The stated interest rate is 5.57% per annum. The mortgage loan requires interest only payments with a balloon payment due at maturity.
(3)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(4)	On November 13, 2008, we closed on an eight-year, $375.0 million mortgage loan collateralized by this property. The mortgage loan bears interest at a fixed rate of 6.10% per annum. Under our interest rate hedging program, we will reclassify into earnings over the eight-year term of the loan as an increase in interest expense approximately $26.4 million (approximately $3.3 million per year) of the amounts recorded on our Consolidated Balance Sheets within Accumulated Other Comprehensive Loss resulting in an effective interest rate of 7.02% per annum.
(5)	The mortgage financing bears interest at a variable rate equal to LIBOR plus 0.30% per annum and is fully secured by cash deposits.
(6)	This property is owned by a consolidated joint venture in which we have a 50% interest.
(7)	We have agreed to guarantee approximately $7.9 million related to our obligation to provide funds for certain tenant re-leasing costs.
(8)	The mortgage financing currently bears interest at a variable rate equal to Eurodollar plus 2.20% per annum.

(9)	On several occasions in late 2010 and early 2011, we notified the master servicer of the non-recourse mortgage loan collateralized by our Montvale Center property located in Gaithersburg, Maryland, that the cash flows generated from the property were insufficient to fund debt service payments and capital improvements necessary to lease and operate the property and that we were not prepared to fund any cash shortfalls. Accordingly, we requested that the loan be placed with the special servicer. We have ceased making debt service payments and are currently in default. We are in discussions with the master servicer, but there can be no assurance as to the timing and ultimate resolution of these discussions.
(10)	We have not drawn any amounts under this construction loan facility. The construction financing bears interest at a variable rate equal to LIBOR plus 3.00% per annum and matures on April 21, 2012 with two, one-year extension options, subject to certain conditions. On October 1, 2010, we modified the construction loan facility by releasing from collateral the residential component and ground floor retail included in the “Russia Building” and reducing the loan commitment from $215.0 million to $192.5 million.

Contractual aggregate principal payments of mortgage notes payable at December 31, 2010 are as follows:

Year	Principal Payments
(in thousands)
2011	$471,818
2012	372,929
2013	101,289
2014	125,264
2015	14,312
Thereafter	1,934,278

Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Our primary market risk results from our indebtedness, which bears interest at fixed and variable rates. The fair value of our debt obligations are affected by changes in the market interest rates. We manage our market risk by matching long-term leases with long-term, fixed-rate, non-recourse debt of similar duration. We continue to follow a conservative strategy of generally pre-leasing development projects on a long-term basis to creditworthy tenants in order to achieve the most favorable construction and permanent financing terms. Approximately 96% of our outstanding debt has fixed interest rates, which minimizes the interest rate risk through the maturity of such outstanding debt. We also manage our market risk by entering into hedging arrangements with financial institutions. Our primary objectives when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure and to fix a portion of the interest rate for anticipated financing and refinancing transactions. This in turn, reduces the risks that the variability of cash flows imposes on variable rate debt. Our strategy mitigates us against future increases in interest rates.

At December 31, 2010, our outstanding variable rate debt based on LIBOR totaled approximately $317.5 million. At December 31, 2010, the interest rate on our variable rate debt was approximately 0.99% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $3.2 million for the year ended December 31, 2010.

At December 31, 2010 our weighted-average coupon/stated rate on all of our fixed and variable rate debt was 5.25% and 0.86%, respectively. The weighted-average coupon/stated rate for our senior notes and unsecured exchangeable debt was 5.30% and 3.67%, respectively.

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

The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership to FFO and FFO, as adjusted, for the years ended December 31, 2010, 2009, 2008, 2007 and 2006:

	Year ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$191,743	$276,350	$132,525	$1,585,568	$1,044,724
Add:
Noncontrolling interest—redeemable preferred units	3,343	3,594	4,226	10,429	22,814
Noncontrolling interests in property partnerships	3,464	2,778	1,997	84	(2,013)
Less:
Gains on sales of real estate from discontinued operations	—	—	—	266,817	—
Income from discontinued operations	—	—	—	7,274	19,081
Gains on sales of real estate	2,734	11,760	33,340	957,406	727,131

Income from continuing operations	195,816	270,962	105,408	364,584	319,313
Add:
Real estate depreciation and amortization(1)	442,323	438,495	374,575	287,854	279,199
Income from discontinued operations	—	—	—	7,274	19,081
Less:
Gains on sales of real estate included within income (loss) from unconsolidated joint ventures(2)	572	—	—	15,453	17,917
Noncontrolling interests in property partnerships’ share of funds from operations	6,862	5,513	3,949	437	479
Noncontrolling interest—redeemable preferred units(3)	3,343	3,594	3,738	4,266	9,418

Funds from operations attributable to Boston Properties Limited Partnership	627,362	700,350	472,296	639,556	589,779
Add:
Losses from early extinguishments of debt associated with the sales of real estate	—	—	—	2,675	31,444

Funds from operations attributable to Boston Properties Limited Partnership after supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate	$627,362	$700,350	$472,296	$642,231	$621,223

Weighted average units outstanding—basic	159,821	151,386	140,336	139,290	135,923

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $330,148, $313,458, $296,122, $278,249 and $266,411, our share of unconsolidated joint venture real estate depreciation and amortization of $113,945, $126,943, $80,303, $8,247 and $9,087, and depreciation and amortization from discontinued operations of $0, $0, $0, $2,948 and $6,197, less corporate related depreciation and amortization of $1,770, $1,906, $1,850, $1,590 and $1,584 and adjustment of asset retirement obligations of $0, $0, $0, $0 and $912 for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

(2)	Consists of approximately $0.6 million related to our share of the gain on sale associated with the sale of our 5.0% equity interest in the unconsolidated joint venture entity that owns the retail portion of the Wisconsin Place mixed-use property for the year ended December 31, 2010. Consists of approximately $15.5 million related to our share of the gain on sale and related loss from early extinguishment of debt associated with the sale of Worldgate Plaza for the year ended December 31, 2007. Consists of approximately $17.9 million related to our share of the gain on sale and related loss from early extinguishment of debt associated with the sale of 265 Franklin Street for the year ended December 31, 2006.
(3)	Excludes approximately $5.6 million and $12.2 million for the years ended December 31, 2007 and 2006, respectively, of income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special distributions that followed previously completed sales of real estate.

Reconciliation to Diluted Funds from Operations:

	For the years ended December 31,
	2010		2009		2008		2007		2006
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
Basic funds from operations after supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate	$627,362	159,821	$700,350	151,386	$472,296	140,336	$642,231	139,290	$621,223	135,923
Effect of Dilutive Securities:
Convertible Preferred Units(1)	3,343	1,461	3,594	1,461	3,738	1,461	4,266	1,674	9,418	3,629
Stock Options	—	618	—	462	—	1,319	—	1,941	—	2,356

Diluted funds from operations after supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate	$630,705	161,900	$703,944	153,309	$476,034	143,116	$646,497	142,905	$630,641	141,908

(1)	Excludes approximately $5.6 million and $12.2 million for the years ended December 31, 2007 and 2006, respectively, of income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special distributions that followed previously completed sales of real estate.

Net Operating Income

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income attributable to Boston Properties Limited Partnership, the most directly comparable GAAP financial measure, plus net income attributable to noncontrolling interests, losses from early extinguishments of debt, losses (gains) from investments in securities, net derivative losses, loss (gain) from suspension of development, depreciation and amortization, interest expense, acquisitions costs and general and administrative expense, less gains on sales of real estate from discontinued operations, income from discontinued operations, gains on sales of real estate, income (loss) from unconsolidated joint ventures, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

Our management also uses NOI to evaluate regional property level performance and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties Limited Partnership. NOI excludes certain components from net income attributable to Boston Properties Limited Partnership in order to provide results that are more closely related to our properties’ results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs and real estate companies that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income attributable to Boston Properties Limited Partnership as presented in our Consolidated Financial Statements. NOI should not be considered as an alternative to net income attributable to Boston Properties Limited Partnership as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.

The following sets forth a reconciliation of NOI to net income attributable to Boston Properties Limited Partnership for the fiscal years 2006 through 2010.

	Years ended December 31,
	2010	2009	2008	2007	2006
Net operating income	$982,726	$957,547	$923,384	$888,425	$898,459
Add:
Development and management services	41,231	34,878	30,518	20,553	19,820
Interest and other	7,332	4,059	18,958	89,706	36,677
Income (loss) from unconsolidated joint ventures	36,774	12,058	(182,018)	20,428	24,507
Gains on sales of real estate	2,734	11,760	33,340	957,406	727,131
Income from discontinued operations	—	—	—	7,274	19,081
Gains on sales of real estate from discontinued operations	—	—	—	266,817	—
Less:
General and administrative	79,658	75,447	72,365	69,882	59,375
Acquisition costs	2,614	—	—	—	—
Interest expense	378,079	322,833	295,322	302,980	302,221
Depreciation and amortization	330,148	313,458	296,122	278,249	266,411
Loss (gain) from suspension of development	(7,200)	27,766	—	—	—
Net derivative losses	—	—	17,021	—	—
Losses (gains) from investments in securities	(935)	(2,434)	4,604	—	—
Losses from early extinguishments of debt	89,883	510	—	3,417	32,143
Noncontrolling interests in property partnerships	3,464	2,778	1,997	84	(2,013)
Noncontrolling interest—redeemable preferred units	3,343	3,594	4,226	10,429	22,814

Net income attributable to Boston Properties Limited Partnership	$191,743	$276,350	$132,525	$1,585,568	$1,044,724

Contractual Obligations

As of December 31, 2010, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	Total	2011	2012	2013	2014	2015	Thereafter
	(Dollars in thousands)
Contractual Obligations:
Long-term debt
Mortgage debt(1)	$3,783,251	$619,654	$501,388	$223,032	$241,328	$125,847	$2,072,002
Unsecured senior notes(1)	4,324,084	158,708	159,000	376,969	144,938	680,250	2,804,219
Exchangeable senior notes(1)(2)	1,974,393	61,975	674,667	483,477	754,274	—	—
Unsecured line of credit(1)	—	—	—	—	—	—	—
Ground leases	1,006,229	12,496	12,704	12,916	13,257	13,603	941,253
Tenant obligations(3)	145,557	111,366	32,617	373	1,201	—	—
Construction contracts on development projects	376,143	262,638	90,749	22,756	—	—	—
Other Obligations	1,489	516	116	116	116	116	509

Total Contractual Obligations	$11,611,146	$1,227,353	$1,471,241	$1,119,639	$1,155,114	$819,816	$5,817,983

(1)	Amounts include principal and interest payments. The interest rate as of December 31, 2010 was used to calculate the interest that will be paid on our variable rate debt.
(2)	Amounts are included in the year in which the first optional redemption date occurs (or, in the case of the exchangeable notes due 2014, the year of maturity).
(3)	Committed tenant-related obligations based on executed leases as of December 31, 2010 (tenant improvements and lease commissions).

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

Off-Balance Sheet Arrangements – Joint Venture Indebtedness

We have investments in twelve unconsolidated joint ventures (including our investment in the Value-Added Fund) with our effective ownership interests ranging from 25% to 60%. Ten of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At December 31, 2010, the aggregate debt, including both our and our partners’ share, incurred by these ventures was approximately $3.2 billion. The table below summarizes the outstanding debt of these joint venture properties at December 31, 2010. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
General Motors Building:
Secured 1st Mortgage	60%	5.95%	6.50%	$1,300,000	$(44,072)	$1,255,928	(1)(2)(3)	October 7, 2017
Mezzanine Loan	60%	6.02%	8.00%	306,000	(35,702)	270,298	(1)(2)(4)	October 7, 2017
Partner Loans	60%	11.00%	11.00%	450,000	—	450,000	(5)	June 9, 2017
125 West 55th Street	60%	6.09%	6.15%	205,351	—	205,351	(6)	March 10, 2020
Two Grand Central Tower	60%	6.00%	6.07%	178,541	—	178,541		April 10, 2015
540 Madison Avenue	60%	5.20%	6.75%	119,000	(4,079)	114,921	(1)(7)	July 11, 2013
Metropolitan Square	51%	5.75%	5.81%	175,000	—	175,000		May 5, 2020
Market Square North	50%	4.85%	4.90%	130,000	—	130,000		October 1, 2020
Annapolis Junction	50%	1.26%	1.36%	42,698	—	42,698	(2)(8)	September 12, 2011
Mountain View Tech. Park	39.5%	5.52%	5.85%	24,462	—	24,462	(2)(9)(10)	March 31, 2011
Mountain View Research Park	39.5%	5.11%	5.36%	111,955	—	111,955	(2)(9)(11)	May 31, 2011
500 North Capitol	30%	5.75%	6.32%	22,000	—	22,000	(2)(12)	March 31, 2013
901 New York Avenue	25%	5.19%	5.27%	162,566	—	162,566		January 1, 2015
300 Billerica Road	25%	5.69%	6.04%	7,500	—	7,500	(2)(9)	January 1, 2016

Total				$3,235,073	$(83,853)	$3,151,220

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required to reflect loans at their fair values upon acquisition. All adjustments to reflect loans at their fair value upon acquisition are noted above.
(2)	The loan requires interest only payments with a balloon payment due at maturity.
(3)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of December 31, 2010, the maximum funding obligation under the guarantee was approximately $24.0 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.
(4)	Principal amount does not include the assumed mezzanine loan with an aggregate principal amount of $294.0 million and a stated rate of 6.02% per annum, as the venture acquired the lenders’ interest in this loan for a purchase price of approximately $263.1 million in cash.
(5)	In connection with the capitalization of the joint venture, loans in an aggregate amount of $450.0 million were funded by the venture’s partners on a pro-rata basis. Our share of the partner loans totaling $270.0 million has been reflected in Related Party Note Receivable on our Consolidated Balance Sheets.
(6)	In connection with the refinancing of this property’s secured loan by the joint venture, we have guaranteed the joint venture’s obligation to fund an escrow related to certain lease rollover costs in lieu of an initial cash deposit for the full amount. The maximum funding obligation under the guarantee was $21.3 million. At closing, the joint venture funded a $10.0 million cash deposit into an escrow account and the remaining $11.3 million will be further reduced with scheduled monthly deposits from operating cash flows. As of December 31, 2010, the maximum funding obligation under the guarantee was approximately $7.2 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.
(7)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund tenant improvements and leasing commissions.
(8)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.00% per annum and matures on September 12, 2011 and includes an additional one-year extension option, subject to certain conditions. In addition, we have guaranteed the repayment of approximately $9.1 million of principal (as well as interest on the loan), which amount is subject to reduction and eventual elimination upon attaining certain debt service coverage ratios.
(9)	This property is owned by the Value-Added Fund.

(10)	Mortgage financing totals $26.0 million (of which approximately $24.5 million has been disbursed as of December 31, 2010). The mortgage bears interest at a variable rate of LIBOR plus 1.50% and matures on March 31, 2011 with two, one-year extension options, subject to certain conditions. We do not currently expect to satisfy the conditions for extending the maturity date. The Value-Added Fund has entered into an interest rate swap contract to fix the one-month LIBOR index rate at 4.085% per annum on a notional amount of $24 million. The swap contract went into effect on June 12, 2008 and expires on March 31, 2011.
(11)	Mortgage financing totals $120.0 million (of which $103.0 million was drawn at closing, $9.0 million was drawn to fund tenant and capital costs, with the remaining $8.0 million available to fund future tenant and capital costs). The mortgage bears interest at a variable rate of LIBOR plus 1.75% and matures on May 31, 2011 with two, one-year extension options, subject to certain conditions. We do not currently expect to satisfy the conditions for extending the maturity date. The Value-Added Fund has guaranteed the payment of interest on the loan. The Value-Added Fund has entered into three interest rate swap contracts to fix the one-month LIBOR index rate at 3.63% per annum on an aggregate notional amount of $103 million. The swap contracts went into effect on June 2, 2008 and expire on April 1, 2011.
(12)	Mortgage loan bears interest at a variable rate equal to the greater of (1) the prime rate, as defined in the loan agreement, or (2) 5.75% per annum.

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

Some of our properties and certain properties owned by our affiliates are located in urban, industrial and other previously developed areas where fill or current or historical uses of the areas have caused site contamination. Accordingly, it is sometimes necessary to institute special soil and/or groundwater handling procedures and/or include particular building design features in connection with development, construction and other property operations in order to achieve regulatory closure and/or ensure that contaminated materials are addressed in an appropriate manner. In these situations it is our practice to investigate the nature and extent of detected contamination and estimate the costs of required response actions and special handling procedures. We then use this information as part of our decision-making process with respect to the acquisition and/or development of the property. For example, we own a parcel in Massachusetts which was formerly used as a quarry/asphalt batching facility. Pre-purchase testing indicated that the site contained relatively low levels of certain contaminants. We have developed an office park on this Property. Prior to and during redevelopment activities, we engaged a specially licensed environmental consultant to monitor environmental conditions at the site and prepare necessary regulatory submittals based on the results of an environmental risk characterization. A submittal has been made to the regulatory authorities in order to achieve regulatory closure at this site. The submittal included an environmental deed restriction that mandates compliance with certain protective measures in a portion of the site where low levels of residual soil contamination have been left in place in accordance with applicable laws.

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

As of December 31, 2010, approximately $7.5 billion of our consolidated borrowings bore interest at fixed rates and approximately $317.5 million of our consolidated borrowings bore interest at variable rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. As of December 31, 2010, the weighted-average interest rate on our variable rate debt was LIBOR/Eurodollar plus 0.60% (for an all in rate as of December 31, 2009 of 0.86%) per annum. The GAAP weighted-average interest rate on the variable rate debt as of December 31, 2010 was 0.99% per annum. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, refer to Note 5 to the Consolidated Financial Statements and “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2011	2012	2013	2014	2015	2016+	Total	Fair Value
	(dollars in thousands)
	Secured debt
Fixed Rate	$477,493	$110,127	$104,732	$80,398	$18,469	$1,938,867	$2,730,086	$2,802,906
Average Interest Rate	7.21%	5.69%	6.03%	5.79%	6.75%	5.66%	5.95%
Variable Rate	—	267,845	827	48,828	—	—	317,500	318,287

	Unsecured debt
Fixed Rate	$—	$—	$224,870	$—	$549,132	$2,242,596	$3,016,598	$3,241,542
Average Interest Rate	—	—	6.36%	—	5.47%	5.26%	5.38%
Variable Rate	—	—	—	—	—	—	—	—

	Unsecured exchangeable debt
Fixed Rate(1)	$—	$622,378	$450,000	$743,067	$—	$—	$1,815,445	$1,929,291
Adjustment for the equity component allocation	(38,946)	(29,192)	(23,052)	(2,438)	—	—	$(93,628)

Total Fixed Rate	(38,946)	593,186	426,948	740,629	—	—	1,721,817
Average Interest Rate	—	5.63%	5.96%	6.56%	—	—	6.08%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$438,547	$971,158	$757,377	$869,855	$567,601	$4,181,463	$7,786,001	$8,292,026

(1)	Amounts are included in the year in which the first optional redemption date occurs (or, in the case of the exchangeable notes due 2014, the year of maturity).

The fair value amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. Due to the uncertainty of specific actions we may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.

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

As of the end of the Company’s 2010 fiscal year, management conducted assessments of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these assessments, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 was effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 96, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

Report of Independent Registered Public Accounting Firm

To the Partners of

Boston Properties Limited Partnership:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Properties Limited Partnership and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 25, 2011

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(in thousands, except for unit amounts)

	December 31, 2010	December 31, 2009

ASSETS
Real estate, at cost:	$12,324,789	$10,659,412
Less: accumulated depreciation	(2,282,835)	(2,000,917)

Total real estate	10,041,954	8,658,495
Cash and cash equivalents	478,948	1,448,933
Cash held in escrows	308,031	21,867
Investment in securities	8,732	9,946
Tenant and other receivables (net of allowance for doubtful accounts of $2,081 and $4,125, respectively)	129,818	93,240
Related party note receivable	270,000	270,000
Accrued rental income (net of allowance of $3,116 and $2,645, respectively)	442,683	363,121
Deferred charges, net	436,019	294,395
Prepaid expenses and other assets	65,663	17,684
Investments in unconsolidated joint ventures	767,252	763,636

Total assets	$12,949,100	$11,941,317

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$3,047,586	$2,643,301
Unsecured senior notes (net of discount of $8,402 and $2,611, respectively)	3,016,598	2,172,389
Unsecured exchangeable senior notes (net of discount of $8,249 and $15,529, respectively)	1,721,817	1,904,081
Unsecured line of credit	—	—
Accounts payable and accrued expenses	186,059	220,089
Distributions payable	81,031	80,536
Accrued interest payable	62,327	76,058
Other liabilities	213,000	127,538

Total liabilities	8,328,418	7,223,992

Commitments and contingencies	—	—

Noncontrolling interests:
Redeemable partnership units—1,113,044 preferred units outstanding (1,460,688 common units at redemption value, if converted) at December 31, 2010 and December 31, 2009	125,765	97,968

Redeemable partnership units—19,387,871 and 19,814,499 common units and 1,507,164 and 1,416,162 long term incentive units outstanding at redemption value at December 31, 2010 and December 31, 2009, respectively	1,801,592	1,431,666

Capital:
Boston Properties Limited Partnership partners’ capital—1,610,941 and 1,601,107 general partner units and 138,588,164 and 137,278,903 limited partner units outstanding at December 31, 2010 and December 31, 2009, respectively	2,693,939	3,182,020
Noncontrolling interests in property partnerships	(614)	5,671

Total capital	2,693,325	3,187,691

Total liabilities and capital	$12,949,100	$11,941,317

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands, except for per unit amounts)
Revenue
Rental
Base rent	$1,231,564	$1,185,431	$1,129,215
Recoveries from tenants	180,719	200,899	204,732
Parking and other	64,490	66,597	68,105

Total rental revenue	1,476,773	1,452,927	1,402,052
Hotel revenue	32,800	30,385	36,872
Development and management services	41,231	34,878	30,518

Total revenue	1,550,804	1,518,190	1,469,442

Expenses
Operating
Rental	501,694	501,799	488,030
Hotel	25,153	23,966	27,510
General and administrative	79,658	75,447	72,365
Acquisition costs	2,614	—	—
Loss (gain) from suspension of development	(7,200)	27,766	—
Depreciation and amortization	330,148	313,458	296,122

Total expenses	932,067	942,436	884,027

Operating income	618,737	575,754	585,415
Other income (expense)
Income (loss) from unconsolidated joint ventures	36,774	12,058	(182,018)
Interest and other income	7,332	4,059	18,958
Gains (losses) from investments in securities	935	2,434	(4,604)
Interest expense	(378,079)	(322,833)	(295,322)
Losses from early extinguishments of debt	(89,883)	(510)	—
Net derivative losses	—	—	(17,021)

Income from continuing operations	195,816	270,962	105,408
Gains on sales of real estate	2,734	11,760	33,340

Net income	198,550	282,722	138,748
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(3,464)	(2,778)	(1,997)
Noncontrolling interest—redeemable preferred units	(3,343)	(3,594)	(4,226)

Net income attributable to Boston Properties Limited Partnership	$191,743	$276,350	$132,525

Basic earnings per common unit attributable to Boston Properties Limited Partnership:
Net income	$1.20	$1.83	$0.94

Weighted average number of common units outstanding	159,821	151,386	140,336

Diluted earnings per common unit attributable to Boston Properties Limited Partnership:
Net income	$1.20	$1.82	$0.94

Weighted average number of common and common equivalent units outstanding	160,438	151,848	141,655

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(dollars in thousands)

Total Partners’ Capital
Balance at December 31, 2007	$1,953,898
Contributions	37,729
Capped call transaction costs	(44,360)
Equity component of unsecured exchangeable senior notes	91,947
Net income allocable to general and limited partner units	113,302
Distributions	(326,713)
Accumulated other comprehensive loss	(620)
Unearned compensation	1,149
Conversion of redeemable partnership units	10,906
Adjustment to reflect redeemable partnership units at redemption value	827,615

Balance at December 31, 2008	2,664,853
Contributions	853,115
Net income allocable to general and limited partner units	239,228
Distributions	(290,534)
Accumulated other comprehensive loss	2,514
Unearned compensation	(579)
Conversion of redeemable partnership units	3,970
Adjustment to reflect redeemable partnership units at redemption value	(290,547)

Balance at December 31, 2009	3,182,020
Contributions	26,750
Net income allocable to general and limited partner units	167,295
Distributions	(279,268)
Accumulated other comprehensive loss	3,341
Unearned compensation	(1,075)
Acquisition of noncontrolling interest in property partnership	(19,098)
Acquisition of equity component of exchangeable senior notes	(439)
Conversion of redeemable partnership units	17,182
Adjustment to reflect redeemable partnership units at redemption value	(402,769)

Balance at December 31, 2010	$2,693,939

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

	For the year ended December 31,
	2010	2009	2008
	(in thousands)
Net income	$198,550	$282,722	$138,748
Other comprehensive income (loss):
Net effective portion of interest rate contracts	421	—	(727)
Amortization of interest rate contracts	3,408	2,904	2

Other comprehensive income (loss)	3,829	2,904	(725)

Comprehensive income	202,379	285,626	138,023
Comprehensive income attributable to noncontrolling interests	(6,807)	(6,372)	(6,223)

Comprehensive income attributable to Boston Properties Limited Partnership	$195,572	$279,254	$131,800

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2010	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$198,550	$282,722	$138,748
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	330,148	313,458	296,122
Non-cash portion of interest expense	56,174	55,664	39,323
Settlement of accreted debt discount on repurchases of unsecured exchangeable senior notes	(17,555)	—	—
Non-cash compensation expense	32,852	26,636	23,106
Non-cash rental revenue	—	(3,600)	(2,023)
Losses (gains) on investments in securities	(935)	(2,434)	4,604
Net derivative losses	—	—	17,021
Losses from early extinguishments of debt	12,211	10	—
Loss (gain) from suspension of development	(7,200)	27,766	—
(Income) loss from unconsolidated joint ventures	(36,774)	(12,058)	182,018
Distributions of net cash flow from operations of unconsolidated joint ventures	16,734	12,676	9,589
Gains on sales of real estate	(2,734)	(11,760)	(33,340)
Change in assets and liabilities:
Cash held in escrows	(8,664)	103	3,548
Tenant and other receivables, net	(5,115)	1,844	2,663
Accrued rental income, net	(79,562)	(46,410)	(20,001)
Prepaid expenses and other assets	3,239	4,717	(2,642)
Accounts payable and accrued expenses	(32,839)	14,848	5,762
Accrued interest payable	(13,731)	8,926	12,645
Other liabilities	(9,393)	(9,452)	(54,023)
Tenant leasing costs	(59,513)	(46,280)	(57,809)

Total adjustments	177,343	334,654	426,563

Net cash provided by operating activities	375,893	617,376	565,311

Cash flows from investing activities:
Acquisitions/additions to real estate	(850,519)	(442,844)	(580,377)
Proceeds from redemptions of investments in securities	2,149	4,078	14,697
Capital contributions to unconsolidated joint ventures	(62,806)	(11,015)	(901,524)
Capital distributions from unconsolidated joint ventures	49,902	3,180	5,497
Mortgage loan proceeds placed in escrow	(267,500)	—	—
Deposits on real estate	(10,000)	—	—
Acquisition of note receivable	(22,500)	—	—
Net proceeds from the sale/financing of real estate released from escrow	—	—	161,321
Issuance of note receivable	—	—	(270,000)
Proceeds from note receivable	—	—	123,000
Net proceeds from the sales of real estate	—	—	127,307

Net cash used in investing activities	(1,161,274)	(446,601)	(1,320,079)

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2010	2009	2008
	(in thousands)
Cash flows from financing activities:
Borrowings on unsecured line of credit	—	—	1,391,000
Repayments of unsecured line of credit	—	(100,000)	(1,291,000)
Repayments of mortgage notes payable	(730,191)	(125,238)	(603,054)
Proceeds from mortgage notes payable	268,964	107,929	537,569
Proceeds from unsecured exchangeable senior notes	—	—	647,046
Proceeds from unsecured senior notes	1,542,947	699,517	—
Repurchases of unsecured exchangeable senior notes	(218,592)
Repurchase of equity component of unsecured exchangeable senior notes	(439)	—	—
Repurchases of unsecured senior notes	(700,000)	—	—
Payments on real estate financing transactions	—	—	(6,208)
Advance from joint venture partners	—	—	30,000
Repayment of advance from joint venture partners	—	—	(30,000)
Distributions	(324,686)	(357,328)	(1,235,767)
Partner contributions	22,593	850,624	37,410
Equity component of unsecured exchangeable senior notes	—	—	91,947
Capped call transaction costs	—	—	(44,360)
Distributions to noncontrolling interests in property partnerships	(3,365)	(4,007)	(20,909)
Acquisition of noncontrolling interest in property partnership	(25,482)	—	—
Repayment of note payable	—	(25,000)	—
Deferred financing costs	(16,353)	(9,849)	(14,317)

Net cash provided by (used in) financing activities	(184,604)	1,036,648	(510,643)

Net increase (decrease) in cash and cash equivalents	(969,985)	1,207,423	(1,265,411)
Cash and cash equivalents, beginning of the year	1,448,933	241,510	1,506,921

Cash and cash equivalents, end of the year	$478,948	$1,448,933	$241,510

Supplemental disclosures:
Cash paid for interest	$394,172	$307,059	$289,640

Interest capitalized	$40,981	$48,816	$46,286

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$3,693	$36,789	$18,075

Mortgage notes payable assumed in connection with acquisitions of real estate	$843,104	$—	$—

Note receivable converted to real estate	$22,500	$—	$—

Distributions declared but not paid	$81,031	$80,536	$97,162

Issuance of OP Units in connection with the acquisition of real estate	$—	$—	$15,000

Issuance of OP Units in connection with an investment in an unconsolidated joint venture	$—	$—	$10,000

Conversions of redeemable partnership units to partners’ capital	$17,182	$3,970	$10,906

Note receivable issued in connection with the transfer of real estate	$—	$—	$123,000

Issuance of restricted securities to employees	$19,222	$22,964	$43,536

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation

Organization

Boston Properties Limited Partnership (the “Company”), a Delaware limited partnership, is the entity through which Boston Properties, Inc., a self-administered and self-managed real estate investment trust (“REIT”), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Boston Properties, Inc. is the sole general partner of the Company and at December 31, 2010 owned an approximate 86.2% (86.0% at December 31, 2009) general and limited partnership interest in the Company. Partnership interests in the Company are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). In addition, in February 2008, the Company issued LTIP Units in connection with the granting to employees of 2008 outperformance awards (also referred to as “2008 OPP Units”). Because the rights, preferences and privileges of 2008 OPP Units differ from other LTIP Units granted to employees as part of the annual compensation process, unless specifically noted otherwise, all references to LTIP Units exclude 2008 OPP Units. For a complete description of the terms of the 2008 OPP Units, see Note 17. (Also see Note 20.)

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

At December 31, 2010, there was one series of Preferred Units outstanding (i.e., Series Two Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Company. Preferred Units may also be converted into OP Units at the election of the holder thereof or the Company in accordance with the amendment to the partnership agreement (See Note 11).

All references to the Company refer to Boston Properties Limited Partnership and its consolidated subsidiaries, collectively, unless the context otherwise requires.

Properties

At December 31, 2010, the Company owned or had interests in a portfolio of 146 commercial real estate properties (the “Properties”) aggregating approximately 39.9 million net rentable square feet, including five properties under construction totaling approximately 2.0 million net rentable square feet. In addition, the Company had structured parking for approximately 40,664 vehicles containing approximately 13.7 million square feet. At December 31, 2010, the Properties consist of:

•	140 office properties, including 121 Class A office properties (including three properties under construction) and 19 Office/Technical properties;

•	one hotel;

•	three retail properties; and

•	two residential properties (both of which are under construction).

The Company owns or controls undeveloped land parcels totaling approximately 513.3 acres. In addition, the Company has a noncontrolling interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company has pursued the acquisition of value-added investments in assets within its existing markets. The Company’s investments through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At December 31, 2010, the Value-Added Fund had investments in 24 buildings comprised of an office property in Chelmsford, Massachusetts and office complexes in Mountain View, California.

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

Real Estate

Upon acquisitions of real estate, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-” and “below-market” leases, leasing and assumed financing origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities, and allocates the purchase price to the acquired assets and assumed liabilities, including land at appraised value and buildings as if vacant. The Company assesses and considers fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenant’s credit quality and expectations of lease renewals. Based on its acquisitions to date, the Company’s allocation to customer relationship intangible assets has been immaterial.

The Company records acquired “above-” and “below-market” leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below- market leases. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses.

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

Real estate is stated at depreciated cost. A variety of costs are incurred in the acquisition, development and leasing of properties. The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Effective January 1, 2009, the Company was required to expense costs that an acquirer incurs to effect a business combination such as legal, due diligence and other closing related costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, internal wages, property taxes, insurance, and other project costs incurred during the period of development. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determinations of when a development project commences and capitalization begins, and when a development project is substantially complete and held available for occupancy and capitalization must cease, involve a degree of judgment. The Company’s capitalization policy on development properties is guided by guidance in ASC 835-20 “Capitalization of Interest” and ASC 970 “Real Estate – General” (formerly known as SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Projects”). The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs necessary to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company begins the capitalization of costs during the pre-construction period, which it defines as activities that are necessary to the development of the property. The Company considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction, or if activities necessary for the development of the property have been suspended. Interest costs capitalized for the years ended December 31, 2010, 2009 and 2008 were $41.0 million, $48.8 million and $46.3 million, respectively. Salaries and related costs capitalized for the years ended December 31, 2010, 2009 and 2008 were $6.2 million, $7.9 million and $7.8 million, respectively.

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

Investment in Securities

The Company accounts for investments in trading securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The designation of trading securities is generally determined at acquisition. The Company maintains a deferred compensation plan that is designed to allow officers of the Company to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these deferrals. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2010 and 2009, the Company has funded approximately $8.7 million and $9.9 million, respectively, into a separate account, which is not restricted as to its use. The Company recognized gains (losses) of approximately $0.9 million, $2.2 million and $(3.2) million on its investments in the account associated with the Company’s deferred compensation plan during the years ended December 31, 2010, 2009 and 2008, respectively.

During the years ended December 31, 2009 and 2008, investment in securities is comprised of an investment in an unregistered money market fund and investments in an account associated with the Company’s deferred compensation plan (See Note 16). In December 2007, the unregistered money market fund suspended cash redemptions by investors; investors could elect in-kind redemptions of the underlying securities or maintain their investment in the fund and receive distributions as the underlying securities matured or were liquidated by the fund sponsor. As a result, the Company retained this investment for a longer term than originally intended, and the valuation of the Company’s investment was subject to changes in market conditions. Because interests in this fund were valued at less than their $1.00 par value, the Company recognized gains (losses) of approximately $0.2 million and $(1.4) million on its investment during the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, the Company no longer had investments in this unregistered money market fund.

Tenant and other receivables

Tenant and other accounts receivable, other than accrued rents receivable, are expected to be collected within one year.

Deferred Charges

Deferred charges include leasing costs and financing fees. Leasing costs include an allocation for acquired intangible in-place lease values and direct and incremental fees and costs incurred in the successful negotiation of leases, including brokerage, legal, internal leasing employee salaries and other costs which have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Internal leasing salaries and related costs capitalized for the years ended December 31, 2010, 2009 and 2008 were $5.4 million, $3.3 million and $4.4 million, respectively. External fees and costs incurred to obtain long-term financing have been deferred and are being amortized over the terms of the respective loans on a basis that approximates the effective interest method and are included with interest expense. Unamortized financing and leasing costs are charged to expense upon the early repayment or significant modification of the financing or upon the early termination of the lease, respectively. Fully amortized deferred charges are removed from the books upon the expiration of the lease or maturity of the debt.

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

These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over the life of the related asset. Under the equity method of accounting, the net equity investment of the Company is reflected within the Consolidated Balance Sheets, and the Company’s share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses, however, the Company’s recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. The Company may account for cash distributions in excess of its investment in an unconsolidated joint venture as income when the Company is not the general partner in a limited partnership and when the Company has neither the requirement nor the intent to provide financial support to the joint venture. For ownership interests in variable interest entities, the Company consolidates those in which it is the primary beneficiary. The Company’s investments in unconsolidated joint ventures are reviewed for impairment periodically and the Company records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of the investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. The Company will record an impairment charge if it determines that a decline in the value below the carrying value of an investment in an unconsolidated joint venture is other than temporary.

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

Revenue Recognition

Contractual rental revenue is reported on a straight-line basis over the terms of the respective leases. The impact of the straight-line rent adjustment increased revenue by approximately $85.1 million, $42.2 million and $24.5 million for the years ended December 31, 2010, 2009 and 2008, respectively, as the revenue recorded exceeded amounts billed. The straight-line rent adjustment for the year ended December 31, 2008 includes an approximately $21.0 million decrease due to the establishment of reserves for the full amount of the accrued straight-line rent balances associated with two of the Company’s leases in New York City. In accordance with ASC 805 (formerly SFAS No. 141(R)), the Company recognizes rental revenue of acquired in-place “above-” and “below-market” leases at their fair values over the terms of the respective leases. The impact of the acquired in-place “above-” and “below-market” leases increased revenue by approximately $2.4 million, $4.2 million and $5.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Accrued rental income, as reported on the Consolidated Balance Sheets, represents cumulative rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements. The Company maintains an allowance against accrued rental income for future potential tenant credit losses. The credit assessment is based on the estimated accrued rental income that is recoverable over the term of the lease. The Company also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or geographic specific credit considerations. If the Company’s estimates of collectability differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The credit risk is mitigated by the high quality of the Company’s existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of the Company’s portfolio to identify potential problem tenants.

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

The Company receives management and development fees from third parties. Property management fees are recorded and earned based on a percentage of collected rents at the properties under management, and not on a straight-line basis, because such fees are contingent upon the collection of rents. The Company reviews each development agreement and records development fees as earned depending on the risk associated with each project. Profit on development fees earned from joint venture projects is recognized as revenue to the extent of the third party partners’ ownership interest.

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

Earnings Per Common Unit

Basic earnings per common unit is computed by dividing net income available to common unitholders, as adjusted for unallocated earnings (if any) of certain securities issued by the Company, by the weighted average number of common units outstanding during the year. Diluted earnings per common unit reflects the potential dilution that could occur from units issuable in connection with awards under Boston Properties, Inc.’s stock-based compensation plans, including upon the exercise of stock options, and conversion of preferred units of the Company.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, marketable securities, escrows, receivables, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the short maturities of these instruments.

In April 2009, the FASB issued ASC 825-10-65 “Transition Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825-10-65”) (formerly known as FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1”)). ASC 825-10-65 requires disclosures about fair-value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements. ASC 825-10-65 requires those disclosures in summarized financial information at interim reporting periods. ASC 825-10-65 was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. For purposes of financial reporting disclosures, the Company calculates the fair value of mortgage notes payable, unsecured senior notes and unsecured exchangeable senior notes. The Company discounts the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt and unsecured notes based on a current market rate. In determining the current market rate, the Company adds its estimation of a market spread to the quoted yields on federal government treasury securities with similar maturity dates to its debt. Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair value of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate. The following table presents the aggregate carrying value of the Company’s indebtedness and the Company’s corresponding estimate of fair value as of December 31, 2010 and 2009 (in thousands):

	December 31, 2010			December 31, 2009
	Carrying Amount		Estimated Fair Value	Carrying Amount		Estimated Fair Value
Mortgage notes payable	$3,047,586		$3,121,193	$2,643,301		$2,615,099
Unsecured senior notes	3,016,598		3,241,542	2,172,389		2,318,868
Unsecured exchangeable senior notes	1,721,817	(1)	1,929,291	1,904,081	(1)	2,059,796

Total	$7,786,001		$8,292,026	$6,719,771		$6,993,763

(1)	Includes the net impact of ASC 470-20 (formerly known as FSP No. APB 14-1) totaling approximately $93.6 million and $140.4 million at December 31, 2010 and 2009, respectively (See Note 8).

Derivative Instruments and Hedging Activities

Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the consolidated statements of operations as a component of net income or as a component of comprehensive income and as a component of equity on the consolidated balance sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could materially affect expenses, net income and equity. The Company accounts for the effective portion of changes in the fair value of a derivative in other comprehensive income (loss) and subsequently reclassifies the effective portion to earnings over the term that the hedged transaction affects earnings. The Company accounts for the ineffective portion of changes in the fair value of a derivative directly in earnings. The Company recognized net derivative losses of approximately $17.0 million for the year ended December 31, 2008 within the caption Net Derivative Losses in the Consolidated Statements of Operations.

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

The Company owns a hotel property which is managed through a taxable REIT subsidiary. The hotel taxable REIT subsidiary, a wholly owned subsidiary of the Company, is the lessee pursuant to the lease for the hotel property. As lessor, the Company is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of the existing management agreements. In connection with the restructuring, the revenue and expenses of the hotel property are being reflected in the Company’s Consolidated Statements of Operations. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, the Company has recorded a tax provision in the Company’s Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008.

The net difference between the tax basis and the reported amounts of the Company’s assets and liabilities is approximately $1.5 billion and $1.1 billion as of December 31, 2010 and 2009, respectively, which is primarily related to the difference in basis of contributed property and accrued rental income.

Certain entities included in the Company’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.

The following reconciles GAAP net income attributable to Boston Properties Limited Partnership to taxable income:

	For the year ended December 31,
	2010	2009	2008
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$191,743	$276,350	$132,525
Straight-line rent adjustments	(87,503)	(44,529)	(24,025)
Book/Tax differences from depreciation and amortization	70,276	56,276	87,565
Book/Tax differences on gains/losses from capital transactions	(2,734)	(11,760)	(33,340)
Book/Tax differences from stock-based compensation	(2,255)	18,568	(22,695)
Book/Tax differences on losses from early extinguishments of debt	7,429	—	—
Impairment loss on investments in unconsolidated joint ventures	—	7,413	188,325
Other book/tax differences, net	12,450	13,503	39,158

Taxable income	$189,406	$315,821	$367,513

Stock-based employee compensation plans

At December 31, 2010, Boston Properties, Inc. has a stock-based employee compensation plan. Effective January 1, 2005, the Company adopted early ASC 718 “Compensation – Stock Compensation” (“ASC 718”) (formerly SFAS No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment”), which revised the fair value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified previous guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.

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

3.    Real Estate

Real estate consisted of the following at December 31 (in thousands):

	2010	2009
Land	$2,107,708	$1,874,004
Land held for future development	753,651	714,620
Buildings and improvements	7,275,523	6,561,240
Tenant improvements	1,090,462	922,224
Furniture, fixtures and equipment	24,043	23,679
Construction in progress	1,073,402	563,645

Total	12,324,789	10,659,412
Less: Accumulated depreciation	(2,282,835)	(2,000,917)

	$10,041,954	$8,658,495

Acquisitions

On July 1, 2010, the Company acquired the mortgage loan collateralized by a land parcel zoned for residential use located in Reston, Virginia for approximately $20.3 million. In connection with the acquisition of the loan, the Company entered into a forbearance agreement pursuant to which it obtained the fee interest in the land by deed in lieu of foreclosure.

On September 24, 2010, the Company acquired fee title to 510 Madison Avenue in New York City for a purchase price of approximately $287.0 million. In connection with the acquisition, the Company also incurred approximately $1.5 million of acquisition costs that were expensed during the year ended December 31, 2010. Previously, on August 10, 2010, the Company had acquired the junior mezzanine loan that was secured by a pledge of a subordinate ownership interest in the property for a purchase price of approximately $22.5 million. 510 Madison Avenue is an approximately 347,000 square foot Class A office tower. The Company has not included any pro forma information as the property is under development. In connection with the acquisition, the Company assumed the mortgage loan totaling approximately $202.6 million and, at closing, the Company caused the assignment of the mortgage to a new lender and subsequently increased the amount borrowed to $267.5 million. This amount is fully secured by cash deposits included within “Cash Held in Escrows” in the Company’s Consolidated Balance Sheets. The mortgage financing bears interest at a variable rate equal to LIBOR plus 0.30% per annum and matures on February 24, 2012.

On December 29, 2010, the Company completed the acquisition of the John Hancock Tower and Garage in Boston, Massachusetts for an aggregate purchase price of approximately $930.0 million. The purchase price consisted of approximately $289.5 million of cash and the assumption of approximately $640.5 million of indebtedness. The assumed debt is a securitized senior mortgage loan that bears interest at a fixed rate of 5.68% per annum and matures on January 6, 2017. The loan requires interest-only payments with a balloon payment due at maturity. In connection with the acquisition, the Company incurred an aggregate of approximately $0.9 million of acquisition costs that were expensed during the year ended December 31, 2010. The John Hancock Tower is a 62-story, approximately 1,700,000 net rentable square foot office tower located in Boston’s Back Bay neighborhood. The garage is an eight-level, 2,013 space parking facility. The seller has agreed to (1) fund the cost of and complete certain capital projects and (2) fund the cost of certain tenant improvements, both of which are currently underway, totaling approximately $46.0 million, of which approximately $35.3 million represents the aggregate cost to complete the projects and is included with prepaid expenses and other assets within the Company’s consolidated balance sheets. The following table summarizes the allocation of the aggregate purchase price of the John Hancock Tower and Garage, at the date of acquisition (in thousands).

Land	$219,543
Building and improvements	627,074
Tenant improvements	40,810
Tenant leasing costs	114,494
Other assets/liabilities, net	33,045
Above market rents	15,368
Below market rents	(97,481)
Above market assumed debt adjustment	(22,853)

Total aggregate purchase price	$930,000
Less: Indebtedness assumed	(640,500)

Net assets acquired	$289,500

The following table summarizes the estimated annual amortization of the acquired below market leases (net of acquired above market leases) and the acquired in-place lease intangibles for the John Hancock Tower and Garage for each of the five succeeding years (in thousands).

	Acquired In-Place Lease Intangible	Acquired Net Below Market Lease Intangible
2011	$20,659	$(9,313)
2012	19,305	(9,389)
2013	17,792	(9,332)
2014	15,890	(9,171)
2015	5,607	(5,124)

The accompanying unaudited pro forma information for the years ended December 31, 2010 and 2009 is presented as if the acquisition of the John Hancock Tower and Garage on December 29, 2010 had occurred on January 1, 2009. This pro forma information is based upon the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto. This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

Pro Forma	Year Ended December 31,
(in thousands, except per unit data)	2010	2009
Total revenue	$1,657,995	$1,625,309
Income from continuing operations	$177,627	$251,635
Net income attributable to Boston Properties Limited Partnership	$173,554	$257,023
Basic earnings per unit:
Net income per unit attributable to Boston Properties Limited Partnership	$1.09	$1.70
Diluted earnings per unit:
Net income per unit attributable to Boston Properties Limited Partnership	$1.08	$1.69

Developments

On February 6, 2009, the Company announced that it was suspending construction on its 1,000,000 square foot project at 250 West 55th Street in New York City. During the year ended December 31, 2009, the Company recognized costs aggregating approximately $27.8 million related to the suspension of development, which amount included a $20.0 million contractual amount due pursuant to a lease agreement. During December 2009, the Company completed the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and as a result ceased interest capitalization on the project. On January 19, 2010, the Company paid $12.8 million related to the termination of the lease agreement. As a result, the Company recognized approximately $7.2 million of income during the year ended December 31, 2010.

On June 1, 2010, the Company placed in-service Weston Corporate Center, an approximately 356,000 net rentable square foot Class A office property located in Weston, Massachusetts. The property is 100% leased.

On October 20, 2010, the Company closed a transaction with a financial institution (the “HTC Investor”) related to the historic rehabilitation of the residential component of the Company’s Atlantic Wharf development in Boston, Massachusetts (the “residential project”). The residential project is expected to result in the development of approximately 86 units of residential rental apartments and approximately 10,000 square feet of retail space. Because, as a REIT, Boston Properties, Inc. may not take full advantage of available historic tax credits, the Company admitted the HTC Investor as a partner in the residential project. The HTC Investor has agreed to contribute an aggregate of approximately $14 million to the project in three installments in 2010 and 2011, subject to the Company’s achievement of certain conditions that include construction milestones and its compliance with the federal rehabilitation regulations. In exchange for its contribution, the HTC Investor will receive substantially all of the benefits derived from the tax credits.

Dispositions

On April 14, 2008, the Company sold a parcel of land located in Washington, DC for approximately $33.7 million. The Company had previously entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet. Due to the Company’s involvement in the construction of the project, the gain on sale was deferred and has been recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs. During the year ended December 31, 2010, the Company completed construction of the project and recognized the remaining gain on sale totaling approximately $1.8 million. The Company has recognized a cumulative gain on sale of approximately $23.4 million.

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

4. Deferred Charges

Deferred charges consisted of the following at December 31, (in thousands):

	2010	2009
Leasing costs (and lease related intangibles)	$558,620	$399,302
Financing costs	89,680	76,915

	648,300	476,217
Less: Accumulated amortization	(212,281)	(181,822)

	$436,019	$294,395

5. Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consists of the following at December 31, 2010:

Entity	Properties	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50.0%
The Metropolitan Square Associates LLC	Metropolitan Square	51.0%
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(1)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3	%(2)
RBP Joint Venture LLC	Eighth Avenue and 46th Street	50.0	%(3)
Boston Properties Office Value-Added Fund, L.P.	300 Billerica Road and Mountain View Research and Technology Parks	36.9	%(1)(4)
Annapolis Junction NFM, LLC	Annapolis Junction	50.0	%(5)
767 Venture, LLC	The General Motors Building	60.0%
2 GCT Venture LLC	Two Grand Central Tower	60.0%
540 Madison Venture LLC	540 Madison Avenue	60.0%
125 West 55th Street Venture LLC	125 West 55th Street	60.0%
500 North Capitol LLC	500 North Capitol Street, NW	30.0%

(1)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(2)	The Company’s wholly-owned entity that owns the office component of the project owns a 33.3% interest in the entity owning the land and infrastructure of the project.
(3)	This property is not in operation and consists of assembled land.
(4)	Represents the Company’s effective ownership interest. The Company has a 25.0% interest in the 300 Billerica Road property and a 39.5% interest in the Mountain View Research and Technology Park properties.
(5)	Two of the three Annapolis Junction land parcels are undeveloped land.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

The combined summarized financial information of the unconsolidated joint ventures is as follows (in thousands):

	December 31,
Balance Sheets	2010	2009
Real estate and development in process, net	$5,028,851	$5,149,868
Other assets	749,308	760,001

Total assets	$5,778,159	$5,909,869

Mortgage and Notes payable	$3,151,220	$3,217,893
Other liabilities	969,082	1,071,904
Members’/Partners’ equity	1,657,857	1,620,072

Total liabilities and members’/partners’ equity	$5,778,159	$5,909,869

Company’s share of equity	$924,235	$927,184
Basis differential(1)	(156,983)	(163,548)

Carrying value of the Company’s investments in unconsolidated joint ventures	$767,252	$763,636

(1)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials occur from impairment of investments and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

Statements of Operations	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Total revenue(1)	$607,915	$595,533	$363,168
Expenses
Operating	175,309	163,209	101,670
Depreciation and amortization	215,533	232,047	144,712

Total expenses	390,842	395,256	246,382
Operating income	217,073	200,277	116,786
Other income (expense)
Interest expense	(235,723)	(232,978)	(139,154)
Gains (losses) from early extinguishments of debt	17,920	—	(152)
Loss on guarantee obligation	(3,800)	—	—
Impairment losses	—	(24,568)	(40,570)

Net loss	$(4,530)	$(57,269)	$(63,090)

Company’s share of net loss	$(5,691)	$(22,197)	$(30,910)
Impairment losses on investments	—	(9,385)	(168,040)
Gain on sale of investment	572	—	—
Basis differential	6,565	11,299	—
Elimination of inter-entity interest on partner loan	35,328	32,341	16,932

Income (loss) from unconsolidated joint ventures	$36,774	$12,058	$(182,018)

(1)	Includes straight-line rent adjustments of $24.5 million, $28.0 million and $14.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Includes net “above” and “below” market rent adjustments of $132.1 million, $157.5 million and $91.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

On March 1, 2010, a joint venture in which the Company has a 60% interest refinanced at maturity its mortgage loan collateralized by 125 West 55th Street located in New York City. The mortgage loan totaling $200.0 million bore interest at a fixed rate of 5.75% per annum. The new mortgage loan totaling $207.0 million bears interest at a fixed rate of 6.09% per annum and was scheduled to mature on March 10, 2015. On July 23, 2010, the joint venture modified the mortgage loan by extending the maturity date of the loan to March 10, 2020. All other terms of the mortgage loan remain unchanged. In connection with the new mortgage loan, the Company has guaranteed the joint venture’s obligation to fund an escrow related to certain lease rollover costs in lieu of an initial cash deposit for the full amount. The maximum funding obligation under the guarantee was $21.3 million. At closing, the joint venture funded a $10.0 million cash deposit into the escrow account and the remaining $11.3 million will be further reduced with scheduled monthly deposits into the escrow account from operating cash flows. As of December 31, 2010, the maximum funding obligation under the guarantee was approximately $7.2 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. In addition, on February 25, 2010, the joint venture repaid outstanding mezzanine loans totaling $63.5 million utilizing available cash and cash contributions from the joint venture’s partners on a pro rata basis. The mezzanine loans bore interest at a weighted-average fixed rate of approximately 7.81% per annum and were scheduled to mature on March 1, 2010.

On April 1, 2010, the Company acquired a 30% interest in a joint venture entity that owns 500 North Capitol Street, NW located in Washington, DC. 500 North Capitol Street is an approximately 176,000 net rentable square foot office property that is fully-leased to a single tenant through March 25, 2011. On April 1, 2010, the joint venture entity refinanced at maturity the mortgage loan collateralized by the property totaling approximately $26.8 million. The new mortgage loan totaling $22.0 million bears interest at a variable rate equal to the greater of (1) the prime rate, as defined in the loan agreement, or (2) 5.75% per annum. The loan currently bears interest at 5.75% per annum and matures on March 31, 2013. The Company’s investment in the joint venture totaling approximately $1.9 million was financed with cash contributions to the venture totaling approximately $1.4 million and the issuance to the seller of 5,906 OP Units.

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

On April 16, 2010, a joint venture in which the Company has a 51% interest refinanced its mortgage loan collateralized by Metropolitan Square located in Washington, DC. The previous mortgage loan totaling approximately $123.6 million bore interest at a fixed rate of 8.23% per annum and was scheduled to mature on May 1, 2010. The new mortgage loan totaling $175.0 million bears interest at a fixed rate of 5.75% per annum and matures on May 5, 2020. On April 26, 2010, the joint venture distributed excess loan proceeds to the partners totaling approximately $49.0 million, of which the Company’s share was approximately $25.0 million.

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

On September 20, 2010, a joint venture in which the Company has a 50% interest refinanced its mortgage loan collateralized by Market Square North located in Washington, DC. The previous mortgage loan totaling approximately $81.1 million bore interest at a fixed rate of 7.70% per annum and was scheduled to mature on December 19, 2010. The new mortgage loan totaling $130.0 million bears interest at a fixed rate of 4.85% per annum and matures on October 1, 2020. On October 22, 2010, the joint venture distributed excess loan proceeds to the partners totaling approximately $40.8 million, of which the Company’s share was approximately $20.4 million.

On October 21, 2010, the Company’s Value-Added Fund conveyed the fee simple title to its One and Two Circle Star Way properties and paid $3.8 million to the lender in satisfaction of its outstanding obligations under the existing mortgage loan and guarantee. The Company’s Value-Added Fund recognized a net gain on early extinguishment of debt totaling approximately $17.9 million. The Company had previously recognized impairment losses on its investment in the Value-Added Fund. The mortgage loan had an outstanding principal amount of $42.0 million, bore interest at a fixed rate of 6.57% per annum and was scheduled to mature on September 1, 2013.

On December 23, 2010, the Company sold its 5.0% equity interest in its unconsolidated joint venture entity that owned the retail portion of the Wisconsin Place mixed-use property for approximately $1.4 million of cash, resulting in the recognition of a gain of approximately $0.6 million, which amount is included within income (loss) from unconsolidated joint ventures within the Company’s Consolidated Statements of Operations.

6. Mortgage Notes Payable

The Company had outstanding mortgage notes payable totaling approximately $3.0 billion and $2.6 billion as of December 31, 2010 and 2009, respectively, each collateralized by one or more buildings and related land included in real estate assets. The mortgage notes payable are generally due in monthly installments and mature at various dates through August 1, 2021.

Fixed rate mortgage notes payable totaled approximately $2.7 billion and $2.2 billion at December 31, 2010 and 2009, respectively, with contractual interest rates ranging from 5.55% to 7.75% per annum at December 31, 2010 and 5.55% to 8.13% per annum at December 31, 2009 (with weighted-averages of 6.18% and 6.45% at December 31, 2010 and 2009, respectively).

Variable rate mortgage notes payable (including construction loans payable) totaled approximately $317.5 million and $393.4 million at December 31, 2010 and 2009, respectively, with interest rates ranging from 0.30% to 2.20% above the London Interbank Offered Rate (“LIBOR”)/Eurodollar at December 31, 2010 and ranging from 1.00% to 3.85% above LIBOR at December 31, 2009. As of December 31, 2010 and 2009, the LIBOR rate was 0.26% and 0.23%, respectively.

On June 15, 2010, the Company used available cash to repay the mortgage loan collateralized by its Eight Cambridge Center property located in Cambridge, Massachusetts totaling approximately $22.6 million. The mortgage loan bore interest at a fixed rate of 7.73% per annum and was scheduled to mature on July 15, 2010. There was no prepayment penalty.

On July 1, 2010, the Company used available cash to repay the mortgage loans collateralized by its 202, 206 & 214 Carnegie Center properties located in Princeton, New Jersey totaling approximately $55.8 million. The mortgage loans bore interest at a fixed rate of 8.13% per annum and were scheduled to mature on October 1, 2010. There were no prepayment penalties.

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

On October 1, 2010, the Company modified its construction loan facility collateralized by its Atlantic Wharf development project in Boston, Massachusetts. The construction loan facility bears interest at a variable rate equal to LIBOR plus 3.00% per annum and matures on April 21, 2012 with two, one-year extension options, subject to certain conditions. The modification consisted of releasing from collateral the residential component and ground floor retail included in the “Russia Building” and reducing the loan commitment from $215.0 million to $192.5 million. All other terms of the mortgage loan remain unchanged. The Company has not drawn any amounts under the facility.

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

On December 23, 2010, the Company used available cash to repay the mortgage loan collateralized by its Wisconsin Place Office property totaling approximately $97.2 million. The mortgage loan bore interest at a variable rate equal to LIBOR plus 1.10% per annum and was scheduled to mature on January 29, 2011. There was no prepayment penalty.

On December 29, 2010, in connection with the Company’s acquisition of the John Hancock Tower and Garage in Boston, Massachusetts, the Company assumed the mortgage loan collateralized by the property totaling approximately $640.5 million. The assumed debt is a securitized senior mortgage loan that requires interest-only payments with a balloon payment due at maturity. Pursuant to the provisions of ASC 805, the assumed mortgage loan, which bears contractual interest at a fixed rate of 5.68% per annum and matures on January 6, 2017, was recorded at its fair value of approximately $663.4 million using an effective interest rate of 5.00% per annum.

Six mortgage loans totaling approximately $883.4 million at December 31, 2010 and six mortgage loans totaling approximately $295.0 million at December 31, 2009 have been accounted for at their fair values on the date the mortgage loans were assumed. The impact of recording the mortgage loans at fair value resulted in a decrease to interest expense of $3.8 million, $4.1 million and $4.3 million for the years ended December 31,

2010, 2009 and 2008, respectively. The cumulative liability related to the fair value adjustments was $27.7 million and $9.1 million at December 31, 2010 and 2009, respectively, and is included in mortgage notes payable in the Consolidated Balance Sheets.

Contractual aggregate principal payments of mortgage notes payable at December 31, 2010 are as follows:

Principal Payments
(in thousands)
2011	$471,818
2012	372,929
2013	101,289
2014	125,264
2015	14,312
Thereafter	1,934,278

Total aggregate principal payments	3,019,890
Unamortized balance of historical fair value adjustments	27,696

Total carrying value of mortgage notes payable	$3,047,586

7.    Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of December 31, 2010 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	6.250%	6.381%	$182,432	January 15, 2013
10 Year Unsecured Senior Notes	6.250%	6.291%	42,568	January 15, 2013
12 Year Unsecured Senior Notes	5.625%	5.693%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015
10 Year Unsecured Senior Notes	5.875%	5.967%	700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021

Total principal			3,025,000
Net unamortized discount			(8,402)

Total			$3,016,598

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

On April 19, 2010, the Company completed a public offering of $700.0 million in aggregate principal amount of its 5.625% senior notes due 2020. The notes were priced at 99.891% of the principal amount to yield 5.708% to maturity. The aggregate net proceeds to the Company, after deducting underwriter discounts and offering expenses, were approximately $693.5 million. The notes mature on November 15, 2020, unless earlier redeemed. On April 7, 2010, in connection with the offering, the Company entered into two treasury lock agreements to fix the 10-year U.S. Treasury rate (which was used as a reference security in pricing) at 3.873% per annum on notional amounts aggregating $350.0 million. The Company subsequently cash-settled the treasury lock agreements and received approximately $0.4 million, which amount will be recognized as a reduction to the Company’s interest expense over the term of the notes.

On November 18, 2010, the Company completed a public offering of $850.0 million in aggregate principal amount of its 4.125% senior notes due 2021. The notes were priced at 99.26% of the principal amount to yield 4.289% to maturity. The aggregate net proceeds to the Company, after deducting underwriter discounts and offering expenses, were approximately $836.9 million. The notes mature on May 15, 2021, unless earlier redeemed.

On December 12, 2010, the Company completed the redemption of $700.0 million in aggregate principal amount of its 6.25% senior notes due 2013. The redemption price was determined in accordance with the applicable indenture and was approximately $793.1 million. The redemption price included approximately $17.9 million of accrued and unpaid interest to, but not including, the redemption date. Excluding such accrued and unpaid interest, the redemption price was approximately 110.75% of the principal amount being redeemed. In addition, on November 29, 2010, the Company entered into two treasury lock agreements to fix the yield on the U.S. Treasury issue used in determining the redemption price on notional amounts aggregating $700.0 million. On December 9, 2010, the Company cash-settled the treasury lock agreements and paid approximately $2.1 million. As a result of the payment of the redemption premium, the settlement of the treasury locks and the write-off of deferred financing costs, the Company recognized an aggregate loss on early extinguishment of debt of approximately $79.3 million. Following the partial redemption, there is an aggregate of $225.0 million of the notes outstanding.

The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At December 31, 2010 and 2009, the Company was in compliance with each of these financial restrictions and requirements.

8.    Unsecured Exchangeable Senior Notes

The following summarizes the unsecured exchangeable senior notes outstanding as of December 31, 2010 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by Company	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A	February 15, 2014
2.875% Exchangeable Senior Notes	2.875%	3.462%	7.0430	(3)	626,194	February 20, 2012(4)	February 15, 2037
3.750% Exchangeable Senior Notes	3.750%	3.787%	10.0066	(5)	450,000	May 18, 2013(6)	May 15, 2036

Total principal					1,823,694
Net unamortized discount					(8,249)
Adjustment for the equity component allocation, net of accumulated amortization					(93,628)

Total					$1,721,817

(1)	Yield on issuance date including the effects of discounts on the notes but excluding the effects of the adjustment for the equity component allocation.
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of Boston Properties, Inc.’s common stock). In addition, the Company entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions were intended to increase the effective exchange price to the Company of the notes from $117.58 to approximately $137.17 per share (subject to adjustment), representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of Boston Properties, Inc.’s common stock. The net cost of the capped call transactions was approximately $44.4 million. As of December 31, 2010, the effective exchange price was $135.85 per share.

(3)	In connection with the special distribution of $5.98 per share of Boston Properties, Inc.’s common stock declared on December 17, 2007, the exchange rate was adjusted from 6.6090 to 7.0430 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $141.98 per share of Boston Properties, Inc.’s common stock.
(4)	Holders may require the Company to repurchase the notes for cash on February 15, 2012, 2017, 2022, 2027 and 2032 and at any time prior to their maturity upon a fundamental change, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the repurchase date.
(5)	In connection with the special distribution of $5.98 per share of Boston Properties, Inc.’s common stock declared on December 17, 2007, the exchange rate was adjusted from 9.3900 to 10.0066 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $99.93 per share of Boston Properties, Inc.’s common stock.
(6)	Holders may require the Company to repurchase the notes for cash on May 18, 2013 and May 15, 2016, 2021, 2026 and 2031 and at any time prior to their maturity upon a fundamental change, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the repurchase date.

ASC 470-20 (formerly known as FSP No. APB 14-1) requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires that the initial proceeds from the sale of the Company’s $862.5 million of 2.875% exchangeable senior notes due 2037, $450.0 million of 3.75% exchangeable senior notes due 2036 and $747.5 million of 3.625% exchangeable senior notes due 2014 be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The Company measured the fair value of the debt components of the 2.875%, 3.75% and 3.625% exchangeable senior notes for the periods presented based on effective interest rates of 5.630%, 5.958% and 6.555%, respectively. The aggregate carrying amount of the debt component was approximately $1.72 billion and $1.90 billion (net of the ASC 470-20 adjustment of approximately $93.6 million and $140.4 million) at December 31, 2010 and December 31, 2009, respectively. As a result, the Company attributed an aggregate of approximately $230.3 million of the proceeds to the equity component of the notes, which represents the excess proceeds received over the fair value of the notes at the date of issuance. The equity component of the notes has been reflected within Partners’ Capital in the Consolidated Balance Sheets. The Company reclassified approximately $1.0 million of deferred financing costs to Partners’ Capital, which represented the costs attributable to the equity components of the notes. The carrying amount of the equity component was approximately $228.8 million and $229.3 million at December 31, 2010 and December 31, 2009, respectively. The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption dates or, in the case of the 2014 notes, the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each debt security will increase in subsequent reporting periods through the first optional redemption date (or, in the case of the 2014 notes, the maturity date) as the debt accretes to its par value over the same period. The aggregate contractual interest expense was approximately $69.0 million, $74.4 million and $56.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. As a result of applying ASC 470-20, the Company reported additional non-cash interest expense of approximately $38.3 million, $38.6 million and $27.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. ASC 470-20 requires companies to retrospectively apply the requirements of the pronouncement to all periods presented. As a result, the revised diluted earnings per common unit reflect a reduction of $0.16 for the year ended December 31, 2008.

During the year ended December 31, 2010, the Company repurchased approximately $236.3 million aggregate principal amount of its 2.875% exchangeable senior notes due 2037, which the holders may require the Company to repurchase in February 2012, for approximately $236.6 million. The repurchased notes had an aggregate allocated liability and equity value of approximately $225.7 million and $0.4 million, respectively, at the time of repurchase resulting in the recognition of a loss on early extinguishment of debt of approximately $10.5 million during the year ended December 31, 2010. There remains an aggregate of approximately $626.2 million of these notes outstanding.

9.    Unsecured Line of Credit

On June 6, 2008, the Company utilized an accordion feature under its unsecured revolving credit facility (the “Unsecured Line of Credit”) with a consortium of lenders to increase the current lenders’ total commitment under the Unsecured Line of Credit from $605.0 million to $923.3 million. On July 21, 2008, the Company further increased the total commitment from $923.3 million to $1.0 billion. All other material terms under the facility remain unchanged. The Company’s Unsecured Line of Credit bears interest at a variable interest rate equal to Eurodollar plus 0.475% per annum and matured on August 3, 2010, with a provision for a one-year extension at the option of the Company, subject to certain conditions. Effective as of August 3, 2010, the maturity date under the Unsecured Line of Credit was extended to August 3, 2011. All other terms of the unsecured revolving credit facility remain unchanged. The Unsecured Line of Credit is a recourse obligation of the Company. Under the Unsecured Line of Credit, a facility fee equal to 0.125% per annum is payable in quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in the Company’s unsecured debt ratings. The Unsecured Line of Credit involves a syndicate of lenders. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a negotiated LIBOR-based rate. There were no amounts outstanding on the Unsecured Line of Credit at December 31, 2010 and 2009. There were no amounts drawn on the Unsecured Line of Credit during the year ended December 31, 2010. The weighted-average balance outstanding was approximately $45.2 million during the year ended December 31, 2009 with a weighted-average interest rate on amounts outstanding of approximately 0.95% per annum during the year ended December 31, 2009.

The terms of the Unsecured Line of Credit require that the Company maintain a number of customary financial and other covenants on an ongoing basis, including: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within 180 days, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within 180 days, (5) a minimum net worth requirement, (6) an unsecured debt interest coverage ratio of at least 1.75 and (7) limitations on permitted investments, development, partially owned entities, business outside of commercial real estate and commercial non-office properties. At December 31, 2010 and 2009, the Company was in compliance with each of these financial and other covenant requirements.

10.    Commitments and Contingencies

General

In the normal course of business, the Company guarantees its performance of services or indemnifies third parties against its negligence.

The Company has letter of credit and performance obligations of approximately $27.0 million related to lender and development requirements.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

In connection with the assumption of the General Motors Building’s secured loan by the Company’s unconsolidated joint venture, 767 Venture, LLC, the Company guaranteed the unconsolidated joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of December 31, 2010, the maximum funding obligation under the guarantee was approximately $24.0 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. In connection with the refinancing of the 125 West 55th Street property’s secured loan by the Company’s unconsolidated joint venture, 125 West 55th Street Venture LLC, the Company has guaranteed the unconsolidated joint venture’s obligation to fund an escrow related to certain lease rollover costs in lieu of an initial cash deposit for the full amount. The maximum funding obligation under the guarantee was $21.3 million. At closing, the joint venture funded a $10.0 million cash deposit into the escrow account and the remaining $11.3 million will be further reduced with scheduled monthly deposits into the escrow account from operating cash flows. As of December 31, 2010, the maximum funding obligation under the guarantee was approximately $7.2 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. In connection with the mortgage financing collateralized by the Company’s One Freedom Square property located in Reston, Virginia, the Company has agreed to guarantee approximately $7.9 million related to its obligation to provide funds for certain tenant re-leasing costs. From time to time, the Company (or the applicable joint venture) has also agreed to guarantee portions of the principal, interest or other amounts in connection with other unconsolidated joint venture borrowings. In addition to the financial guarantees referenced above, the Company has agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of its unconsolidated joint venture loans.

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

The Company carries insurance coverage on its properties of types and in amounts and with deductibles that it believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”). Currently, the Company’s property insurance program per occurrence limits are $1.0 billion for its portfolio insurance program, including coverage for acts of terrorism certified under TRIA other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). The Company currently insures certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), in separate stand alone insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage, with $1.375 billion of Terrorism Coverage in excess of $250 million being provided by NYXP, LLC (“NYXP”), as a direct insurer. The Company also currently carries nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under TRIA (“NBCR Coverage”), which is provided by IXP, LLC (“IXP”) as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding the properties owned by the Company’s Value-Added Fund and certain other properties owned in joint ventures with third parties or which we manage. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage provided by IXP and the Terrorism Coverage provided by NYXP are backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” The program trigger is $100 million and the coinsurance is 15%. Under TRIPRA, if the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. The Company may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in its portfolio or for any other reason. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance and maintain insurance in amounts and on terms that are commercially reasonable.

The Company also currently carries earthquake insurance on its properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that the Company believes are commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, the Company currently carries earthquake insurance which covers its San Francisco region with a $120 million per occurrence limit and a $120 million annual aggregate limit, $20 million of which is provided by IXP, as a direct insurer. The amount of the Company’s earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact the Company’s ability to finance properties subject to earthquake risk. The Company may discontinue earthquake insurance on some or all of its properties in the future if the premiums exceed the Company’s estimation of the value of the coverage.

IXP, a captive insurance company which is a wholly-owned subsidiary of the Company, acts as a direct insurer with respect to a portion of the Company’s earthquake insurance coverage for its Greater San Francisco properties and the Company’s NBCR Coverage. NYXP, a captive insurance company which is a wholly-owned subsidiary of the Company, acts as a direct insurer with respect to a portion of the Company’s Terrorism Coverage for 767 Fifth Avenue. Currently, NYXP only insures losses which exceed the program trigger under TRIA and NYXP reinsures with a third-party insurance company any coinsurance payable under TRIA. Insofar as the Company owns IXP and NYXP, it is responsible for their liquidity and capital resources, and the accounts of IXP and NYXP are part of the Company’s consolidated financial statements. In particular, if a loss occurs which is covered by the Company’s NBCR Coverage but is less than the applicable program trigger under TRIA, IXP would be responsible for the full amount of the loss without any backstop by the Federal Government. IXP and NYXP would also be responsible for any recoupment charges by the Federal Government in the event losses are paid out and their insurance policies are maintained after the payout by the Federal Government. If the Company experiences a loss and IXP or NYXP are required to pay under their insurance policies, the Company would ultimately record the loss to the extent of the required payment. Therefore, insurance coverage provided by IXP and NYXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

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

Some of the Company’s properties and certain properties owned by the Company’s affiliates are located in urban, industrial and other previously developed areas where fill or current or historical uses of the areas have caused site contamination. Accordingly, it is sometimes necessary to institute special soil and/or groundwater handling procedures and/or include particular building design features in connection with development, construction and other property operations in order to achieve regulatory closure and/or ensure that contaminated materials are addressed in an appropriate manner. In these situations it is the Company’s practice to investigate the nature and extent of detected contamination and estimate the costs of required response actions and special handling procedures. The Company then uses this information as part of its decision-making process with respect to the acquisition and/or development of the property. For example, the Company owns a parcel in Massachusetts which was formerly used as a quarry/asphalt batching facility. Pre-purchase testing indicated that the site contained relatively low levels of certain contaminants. The Company has developed an office park on this property. Prior to and during redevelopment activities, the Company engaged a specially licensed environmental consultant to monitor environmental conditions at the site and prepare necessary regulatory submittals based on the results of an environmental risk characterization. A submittal has been made to the regulatory authorities in order to achieve regulatory closure at this site. The submittal included an environmental deed restriction that mandates compliance with certain protective measures in a portion of the site where low levels of residual soil contamination have been left in place in accordance with applicable laws.

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

Noncontrolling interests relate to the interests in the Company not owned by Boston Properties, Inc. and interests in property partnerships not wholly-owned by the Company. As of December 31, 2010, the noncontrolling interests consisted of 19,387,871 OP Units, 1,507,164 LTIP Units, 1,080,938 2008 OPP Units and 1,113,044 Series Two Preferred Units (or 1,460,688 OP Units on an as converted basis) held by parties other than Boston Properties, Inc.

Noncontrolling Interest—Redeemable Preferred Units

The Preferred Units at December 31, 2010 and 2009 consisted solely of 1,113,044 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) a rate ranging from 5.00% to 7.00% per annum on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). Distributions on the Series Two Preferred Units are payable quarterly and, unless the greater rate described in the next sentence applies, accrue at 7.0% until May 12, 2009 and 6.0% thereafter. If distributions on the number of OP Units into which the Series Two Preferred Units are convertible are greater than distributions calculated using the rates described in the preceding sentence for the applicable quarterly period, then the greater distributions are payable instead. The holders of Series Two Preferred Units have the right to require the Company to redeem their units for cash at the redemption price of $50.00 per unit on May 12, 2011, May 14, 2012, May 14, 2013 and May 12, 2014. The maximum number of units that may be required to be redeemed from all holders on each of these dates is 1,007,662, which is one-sixth of the number of Series Two Preferred Units that were originally issued. The holders had the right to have their Series Two Preferred Units redeemed for cash on May 12, 2009 and May 12, 2010, although no holder exercised such right. The Company also has the right, under certain conditions and at certain times, to redeem Series Two Preferred Units for cash and to convert into OP Units any Series Two Preferred Units that are not redeemed when they are eligible for redemption.

On February 16, 2010, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.75616 per unit. On May 17, 2010, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.73151 per unit. On August 16, 2010, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.75616 per unit. On November 15, 2010, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.75616 per unit.

Due to the redemption option and the conversion option existing outside the control of the Company, such Preferred Units are not included in Partners’ Capital and are reflected in the Consolidated Balance Sheets at an amount equivalent to the value of such units had such units been redeemed at December 31, 2010. The value of the Series Two Preferred Units had all of such units been converted and then redeemed at December 31, 2010 was approximately $125.8 million based on the closing price of Boston Properties, Inc.’s common stock of $86.10 per share.

The following table reflects the activity for noncontrolling interests—redeemable preferred units for the years ended December 31, 2010, 2009 and 2008:

Balance at December 31, 2007	$134,106
Net income	4,226
Distributions	(3,738)
Reallocation of partnership interest	(54,256)

Balance at December 31, 2008	80,338
Net income	3,594
Distributions	(3,594)
Reallocation of partnership interest	17,630

Balance at December 31, 2009	97,968
Net income	3,343
Distributions	(3,343)
Reallocation of partnership interest	27,797

Balance at December 31, 2010	$125,765

Noncontrolling Interest—Redeemable Common Units

During the years ended December 31, 2010 and 2009, 591,900 and 138,856 OP Units, respectively, were presented by the holders for redemption and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.

At December 31, 2010, the Company had outstanding 1,080,938 2008 OPP Units. Prior to the measurement date on February 5, 2011, 2008 OPP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of 2008 OPP Units, both vested and unvested, which 2008 OPP award recipients have earned, if any, based on the establishment of an outperformance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.

On January 29, 2010, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.50 per unit and a distribution on the 2008 OPP Units in the amount of $0.05 per unit to holders of record as of the close of business on December 31, 2009. On April 30, 2010, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.50 per unit and a distribution on the 2008 OPP Units in the amount of $0.05 per unit to holders of record as of the close of business on March 31, 2010. On July 30, 2010, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.50 per unit and a distribution on the 2008 OPP Units in the amount of $0.05 per unit to holders of record as of the close of business on June 30, 2010. On October 29, 2010, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.50 per unit and a distribution on the 2008 OPP Units in the amount of $0.05 per unit to holders of record as of the close of business on September 30, 2010. On December 20, 2010, Boston Properties, Inc., as general partner of the Company, declared a distribution on the OP Units and LTIP Units in the amount of $0.50 per unit and a distribution on the 2008 OPP Units in the amount of $0.05 per unit, in each case payable on January 28, 2011 to holders of record as of the close of business on December 31, 2010.

Pursuant to the Company’s Partnership Agreement, certain limited partners in the Company have the right to redeem all or any portion of their interest for cash from the Company. However, Boston Properties, Inc. may elect to acquire the interest by issuing its Common Stock in exchange for their interest. The amount of cash to be paid to the limited partner if the redemption right is exercised and the cash option is elected is based on the trading price of Boston Properties, Inc.’s common stock at that time. Due to the redemption option existing outside the control of the Company, such limited partners’ units are not included in Partners’ Capital. The value of the OP Units not owned by Boston Properties, Inc. (including LTIP Units assuming that all conditions have been met for the conversion thereof) had all of such units been redeemed at December 31, 2010 was approximately $1.80 billion based on the closing price of Boston Properties, Inc.’s common stock of $86.10 per share.

The following table reflects the activity for noncontrolling interests—redeemable common units for the years ended December 31, 2010, 2009 and 2008:

Balance at December 31, 2007	$1,923,181
Contributions	68,209
Net income	19,223
Distributions	(57,608)
Conversion of redeemable partnership units	(10,906)
Unearned compensation	(21,578)
Accumulated other comprehensive loss	(105)
Adjustments to reflect redeemable partnership units at redemption value	(773,359)

Balance at December 31, 2008	1,147,057
Contributions	20,474
Net income	37,122
Distributions	(46,574)
Conversion of redeemable partnership units	(3,970)
Unearned compensation	4,250
Accumulated other comprehensive loss	390
Adjustments to reflect redeemable partnership units at redemption value	272,917

Balance at December 31, 2009	1,431,666
Contributions	15,065
Net income	24,448
Distributions	(42,570)
Conversion of redeemable partnership units	(17,182)
Unearned compensation	14,705
Accumulated other comprehensive loss	488
Adjustments to reflect redeemable partnership units at redemption value	374,972

Balance at December 31, 2010	$1,801,592

Noncontrolling Interest—Property Partnerships

The noncontrolling interests in property partnerships consist of the outside equity interests in joint ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $(0.6) million and $5.7 million at December 31, 2010 and December 31, 2009, respectively, are included in Noncontrolling Interests in Property Partnerships on the accompanying Consolidated Balance Sheets.

On December 23, 2010, the Company acquired the outside member’s 33.3% equity interest in its consolidated joint venture entity that owns the Wisconsin Place Office property located in Chevy Chase, Maryland for cash of approximately $25.5 million. The acquisition was accounted for as an equity transaction in accordance with ASC 810. The difference between the purchase price and the carrying value of the outside member’s equity interest, totaling approximately $19.1 million, reduced partners’ capital in the Company’s Consolidated Balance Sheets.

The following table reflects the activity for noncontrolling interests in property partnerships for the years ended December 31, 2010, 2009 and 2008:

Balance at December 31, 2007	$25,805
Net income	1,997
Distributions	(20,902)

Balance at December 31, 2008	6,900
Net income	2,778
Distributions	(4,007)

Balance at December 31, 2009	5,671
Net income	3,464
Distributions	(3,365)
Acquisition of noncontrolling interest in property partnership	(6,384)

Balance at December 31, 2010	$(614)

12.    Partners’ Capital

The following table presents the changes in the issued and outstanding partners’ capital units since January 1, 2008:

	General Partner Units	Limited Partner Units	Total Partners’ Capital Units
Outstanding at December 31, 2007	1,404,499	118,097,986	119,502,485
Units issued to Boston Properties, Inc. related to Common Stock issued under the Employee Stock Purchase Plan	73	7,682	7,755
Units issued to Boston Properties, Inc. related to Common Stock issued under the Stock Option and Incentive Plan	9,823	1,029,295	1,039,118
Units issued to Boston Properties, Inc. related to Common Stock issued in exchange for OP Units	5,967	625,330	631,297

Outstanding at December 31, 2008	1,420,362	119,760,293	121,180,655
Units issued to Boston Properties, Inc. related to Common Stock issued under the Employee Stock Purchase Plan	124	11,981	12,105
Units issued to Boston Properties, Inc. related to Common Stock issued under the Stock Option and Incentive Plan, net	3,047	295,347	298,394
Units issued to Boston Properties, Inc. related to Common Stock issued in exchange for OP Units	1,418	137,438	138,856
Units issued to Boston Properties, Inc. related to Common Stock issued for the completion of a public offering	176,156	17,073,844	17,250,000

Outstanding at December 31, 2009	1,601,107	137,278,903	138,880,010
Units issued to Boston Properties, Inc. related to Common Stock issued under the Employee Stock Purchase Plan	68	9,063	9,131
Units issued to Boston Properties, Inc. related to Common Stock issued under the Stock Option and Incentive Plan, net	5,353	712,711	718,064
Units issued to Boston Properties, Inc. related to Common Stock issued in exchange for OP Units	4,413	587,487	591,900

Outstanding at December 31, 2010	1,610,941	138,588,164	140,199,105

As of December 31, 2010, Boston Properties, Inc. owned 1,610,941 general partnership units and 138,588,164 limited partnership units.

On January 29, 2010, the Company paid a distribution in the amount of $0.50 per OP Unit to unitholders of record as of the close of business on December 31, 2009. On April 30, 2010, the Company paid a distribution in the amount of $0.50 per OP Unit to unitholders of record as of the close of business on March 31, 2010. On July 30, 2010, the Company paid a distribution in the amount of $0.50 per OP Unit to unitholders of record as of the close of business on June 30, 2010. On October 29, 2010, the Company paid a distribution in the amount of $0.50 per OP Unit to unitholders of record as of the close of business on September 30, 2010. On December 20, 2010, Boston Properties, Inc., as general partner of the Company, declared a distribution in the amount of $0.50 per OP Unit payable on January 28, 2011 to unitholders of record as of the close of business on December 31, 2010.

On April 21, 2010, Boston Properties, Inc. announced that it had established an “at the market” (ATM) stock offering program through which it may sell from time to time up to an aggregate of $400.0 million of its common stock through sales agents for a three-year period (See Note 20).

During the years ended December 31, 2010 and 2009, Boston Properties, Inc. acquired 591,900 and 138,856 OP Units, respectively, in connection with the redemption of an equal number of redeemable OP Units from third parties.

During the years ended December 31, 2010 and 2009, the Company issued 638,957 and 242,507 OP Units, respectively, to Boston Properties, Inc. in connection with the exercise by certain employees of options to purchase Common Stock of Boston Properties, Inc.

13.    Future Minimum Rents

The properties are leased to tenants under net operating leases with initial term expiration dates ranging from 2011 to 2049. The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of December 31, 2010, under non-cancelable operating leases which expire on various dates through 2049, are as follows:

Years Ending December 31,	(in thousands)
2011	$1,254,752
2012	1,228,751
2013	1,206,567
2014	1,160,446
2015	1,050,280
Thereafter	5,242,678

No single tenant represented more than 10.0% of the Company’s total rental revenue for the years ended December 31, 2010, 2009 and 2008.

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

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services, acquisition costs, general and administrative expenses, interest expense, depreciation and amortization expense, loss (gain) from suspension of development, net derivative losses, gains (losses) from investments in securities, losses from early extinguishments of debt, income (loss) from unconsolidated joint ventures, gains on sales of real estate and noncontrolling interests are not included in Net Operating Income as internal reporting addresses these items on a corporate level.

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

Information by geographic area and property type (dollars in thousands):

For the year ended December 31, 2010:

	Greater Boston	Greater Washington, DC	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A Office	$368,841	$335,508	$445,296	$215,468	$65,475	$1,430,588
Office/Technical	30,336	15,849	—	—	—	46,185
Hotels	32,800	—	—	—	—	32,800

Total	431,977	351,357	445,296	215,468	65,475	1,509,573
% of Grand Totals	28.62%	23.27%	29.50%	14.27%	4.34%	100.0%
Rental Expenses:
Class A Office	138,722	92,892	146,381	78,978	31,486	488,459
Office/Technical	9,067	4,168	—	—	—	13,235
Hotels	25,153	—	—	—	—	25,153

Total	172,942	97,060	146,381	78,978	31,486	526,847
% of Grand Totals	32.83%	18.42%	27.78%	14.99%	5.98%	100.0%

Net operating income	$259,035	$254,297	$298,915	$136,490	$33,989	$982,726

% of Grand Totals	26.36%	25.88%	30.42%	13.89%	3.45%	100.0%

For the year ended December 31, 2009:

	Greater Boston	Greater Washington, DC	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A Office	$364,064	$318,786	$441,571	$218,432	$63,189	$1,406,042
Office/Technical	30,655	16,230	—	—	—	46,885
Hotels	30,385	—	—	—	—	30,385

Total	425,104	335,016	441,571	218,432	63,189	1,483,312
% of Grand Totals	28.66%	22.58%	29.77%	14.73%	4.26%	100.0%
Rental Expenses:
Class A Office	137,785	93,799	146,398	80,269	29,751	488,002
Office/Technical	9,475	4,322	—	—	—	13,797
Hotels	23,966	—	—	—	—	23,966

Total	171,226	98,121	146,398	80,269	29,751	525,765
% of Grand Totals	32.57%	18.66%	27.84%	15.27%	5.66%	100.0%

Net operating income	$253,878	$236,895	$295,173	$138,163	$33,438	$957,547

% of Grand Totals	26.51%	24.74%	30.83%	14.43%	3.49%	100.0%

For the year ended December 31, 2008:

	Greater Boston	Greater Washington, DC	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A Office	$360,468	$282,166	$435,219	$214,202	$63,908	$1,355,963
Office/Technical	30,634	15,455	—	—	—	46,089
Hotels	36,872	—	—	—	—	36,872

Total	427,974	297,621	435,219	214,202	63,908	1,438,924
% of Grand Totals	29.74%	20.68%	30.25%	14.89%	4.44%	100.0%
Rental Expenses:
Class A Office	139,448	82,227	142,764	79,553	30,705	474,697
Office/Technical	9,650	3,683	—	—	—	13,333
Hotels	27,510	—	—	—	—	27,510

Total	176,608	85,910	142,764	79,553	30,705	515,540
% of Grand Totals	34.26%	16.66%	27.69%	15.43%	5.96%	100.0%

Net operating income	$251,366	$211,711	$292,455	$134,649	$33,203	$923,384

% of Grand Totals	27.22%	22.93%	31.67%	14.58%	3.60%	100.0%

The following is a reconciliation of Net Operating Income to net income attributable to Boston Properties Limited Partnership (in thousands):

	Years ended December 31,
	2010	2009	2008
Net operating income	$982,726	$957,547	$923,384
Add:
Development and management services	41,231	34,878	30,518
Income (loss) from unconsolidated joint ventures	36,774	12,058	(182,018)
Interest and other income	7,332	4,059	18,958
Gains (losses) from investments in securities	935	2,434	(4,604)
Gains on sales of real estate	2,734	11,760	33,340
Less:
General and administrative	79,658	75,447	72,365
Acquisition costs	2,614	—	—
Loss (gain) from suspension of development	(7,200)	27,766	—
Depreciation and amortization	330,148	313,458	296,122
Interest expense	378,079	322,833	295,322
Losses from early extinguishments of debt	89,883	510	—
Net derivative losses	—	—	17,021
Noncontrolling interests in property partnerships	3,464	2,778	1,997
Noncontrolling interest—redeemable preferred units.	3,343	3,594	4,226

Net income attributable to Boston Properties Limited Partnership	$191,743	$276,350	$132,525

15.    Earnings Per Common Unit

Earnings per common unit has been computed pursuant to the provisions of ASC 260-10 “Earnings Per Share” (“ASC 260-10”). During 2004, the Company adopted the guidance included in ASC 260-10 (formerly known as EITF 03-6 “Participating Securities and the Two-Class Method under FASB 128” (“EITF 03-6”)), which provides further guidance on the definition of participating securities. Pursuant to the guidance included in

ASC 260-10, the Company’s Series Two Preferred Units, which are reflected as Noncontrolling Interests—Redeemable Partnership Units in the Company’s Consolidated Balance Sheets, are considered participating securities and are included in the computation of basic and diluted earnings per common unit of the Company if the effect of applying the if-converted method is dilutive. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of the Company. In June 2008, the FASB issued guidance included in ASC 260-10 (formerly known as FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”)). The guidance included in ASC 260-10 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common unit pursuant to the two-class method. The guidance included in ASC 260-10 requires the retrospective adjustment of all prior-period earnings per common unit data presented (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of the guidance. Early application was not permitted. As a result, the Company’s unvested restricted stock, LTIP Units and 2008 OPP Units are considered participating securities and are included in the computation of basic and diluted earnings per common unit of the Company if the effect of applying the if-converted method is dilutive. The adoption of the guidance included in ASC 260-10 on January 1, 2009 did not have a material impact on the Company’s computation of earnings per common unit. Because the 2008 OPP Units require Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes all of the 2008 OPP Units from the diluted earnings per common unit calculation. For the years ended December 31, 2010, 2009 and 2008, the absolute and relative return thresholds for the 2008 OPP Units were not met and as a result the 2008 OPP Units have been excluded from the diluted earnings per common unit calculation (See Note 20). Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 20,381,000, 20,336,000 and 20,356,000 redeemable common units for the years ended December 31, 2010, 2009 and 2008, respectively. The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership by the weighted-average number of common units outstanding during the period.

	For the year ended December 31, 2010
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$191,743	159,821	$1.20
Effect of Dilutive Securities:
Stock Based Compensation	—	617	(0.00)
Diluted Earnings:

Net income	$191,743	160,438	$1.20

	For the year ended December 31, 2009
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$276,350	151,386	$1.83
Effect of Dilutive Securities:
Stock Based Compensation	—	462	(0.01)
Diluted Earnings:

Net income	$276,350	151,848	$1.82

	For the year ended December 31, 2008
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$132,525	140,336	$0.94
Effect of Dilutive Securities:
Stock Based Compensation	—	1,319	(0.00)
Diluted Earnings:

Net income	$132,525	141,655	$0.94

16.    Employee Benefit Plans

Effective January 1, 1985, the predecessor of the Company adopted a 401(k) Savings Plan (the “Plan”) for its employees. Under the Plan, as amended, employees, as defined, are eligible to participate in the Plan after they have completed three months of service. Upon formation, the Company adopted the Plan and the terms of the Plan.

Effective January 1, 2000, the Company amended the Plan by increasing the Company’s matching contribution to 200% of the first 3% from 200% of the first 2% of participant’s eligible earnings contributed (utilizing earnings that are not in excess of an amount established by the IRS ($245,000, $245,000 and $230,000 in 2010, 2009 and 2008, respectively), indexed for inflation) and by eliminating the vesting requirement. The Company’s aggregate matching contribution for the years ended December 31, 2010, 2009 and 2008 was $2.9 million, $3.0 million and $2.7 million, respectively.

Effective January 1, 2001, the Company amended the Plan to provide a supplemental retirement contribution to employees who have at least ten years of service on January 1, 2001, and who are 40 years of age or older as of January 1, 2001. The maximum supplemental retirement contribution will not exceed the annual limit on contributions established by the Internal Revenue Service. The Company will record an annual supplemental retirement credit for the benefit of each participant. The Company’s supplemental retirement contribution and credit for the years ended December 31, 2010, 2009 and 2008 was $48,000, $122,000 and $210,000, respectively.

The Company also maintains a deferred compensation plan that is designed to allow officers of the Company to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these deferrals. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2010 and 2009, the Company has funded approximately $8.7 million and $9.9 million, respectively, into a separate account, which is not restricted as to its use. The Company’s liability under the plan is equal to the total amount of compensation deferred by the plan participants and earnings on the deferred compensation pursuant to investments elected by the plan participants. The Company’s liability as of December 31, 2010 and 2009 was $8.7 million and $9.8 million, respectively, which are included in the accompanying Consolidated Balance Sheets.

17.    Stock Option and Incentive Plan and Stock Purchase Plan

Boston Properties, Inc. has established a stock option and incentive plan for the purpose of attracting and retaining qualified employees and rewarding them for superior performance in achieving the Company’s business goals and enhancing stockholder value.

Under Boston Properties, Inc.’s 1997 Stock Option and Incentive Plan (the “1997 Plan”), the number of shares of Common Stock of Boston Properties, Inc. available for issuance was 4,019,174 shares. At December 31, 2010, the number of shares available for issuance under the plan was 1,575,669, of which a maximum of 1,122,204 shares may be granted as awards other than stock options. The 1997 Plan expires on May 15, 2017.

On January 24, 2008, the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of Boston Properties, Inc. approved outperformance awards under the 1997 Plan to officers and key employees of Boston Properties, Inc. These awards (the “2008 OPP Awards”) were part of a broad-based, long-term incentive compensation program designed to provide the Company’s management team at several levels within the organization with the potential to earn equity awards subject to Boston Properties, Inc. “outperforming” and creating shareholder value in a pay-for-performance structure. 2008 OPP Awards utilize total return to shareholders (“TRS”) over a three-year measurement period as the performance metric and include two years of time-based vesting after the end of the performance measurement period (subject to acceleration in certain events) as a retention tool. Recipients of 2008 OPP Awards were eligible to share in an outperformance pool if Boston Properties, Inc.’s TRS, including both share appreciation and dividends, exceeds absolute and relative hurdles over a three-year measurement period from February 5, 2008 to February 5, 2011, based on the average closing price of a share of Boston Properties, Inc.’s common stock (a “REIT Share”) of $92.8240 for the five trading days prior to and including February 5, 2008. The aggregate reward that recipients of all 2008 OPP Awards could earn, as measured by the outperformance pool, was subject to a maximum cap of $110 million, although only awards for an aggregate of up to approximately $104.8 million were granted. Prior to the measurement date, 2008 OPP Units were entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but were not entitled to receive any special distributions (See Note 20).

Boston Properties, Inc. issued 69,499, 62,876 and 4,723 shares of restricted stock and the Company issued 252,597, 515,007 and 288,507 LTIP Units to employees and directors under the 1997 Plan during the years ended December 31, 2010, 2009 and 2008, respectively. The Company issued 1,085,861 2008 OPP Units under the 1997 Plan during the year ended December 31, 2008. Employees paid $0.01 per share of restricted common stock and $0.25 per LTIP and 2008 OPP Unit. An LTIP Unit is generally the economic equivalent of a share of restricted stock in Boston Properties, Inc. The aggregate value of the LTIP Units is included in Noncontrolling Interests-Redeemable Partnership Units in the Consolidated Balance Sheets. The restricted stock and LTIP Units granted to employees between January 1, 2004 and October 2006 vest over a five-year term. Grants of restricted stock and LTIP Units made on and after November 2006 vest in four equal annual installments. Restricted stock and LTIP Units are measured at fair value on the date of grant based on the number of shares or units granted, as adjusted for forfeitures, and the price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. As the 2008 OPP Awards are subject to both a service condition and a market condition, the Company recognizes the compensation expense related to the 2008 OPP Awards under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Partners’ Capital and Redeemable Partnership Units, respectively, in the Consolidated Balance Sheets. Stock-based compensation expense associated with restricted stock, LTIP Units and 2008 OPP Units was approximately $31.9 million, $25.6 million and $22.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. For the year ended December 31, 2010, stock-based compensation expense includes an aggregate of approximately $5.8 million of remaining previously unvested stock-based compensation granted between 2006 and 2009 to Edward H. Linde, Boston Properties, Inc.’s former Chief Executive Officer, which expense was accelerated as a result of his passing on January 10, 2010. At December 31, 2010, there was $27.7 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and $4.4 million of unrecognized compensation expense related to unvested 2008 OPP Units that is expected to be recognized over a weighted-average period of approximately 2.0 years. Upon the conclusion of the three-year measurement period on February 5, 2011, the 2008 OPP Awards were not earned, and therefore the program was terminated, which resulted in the Company accelerating the remaining unrecognized compensation expense totaling approximately $4.3 million during the first quarter of 2011.

The shares of restricted stock were valued at approximately $4.5 million ($65.31 per share weighted-average), $2.8 million ($43.89 per share weighted-average) and $0.5 million ($96.09 per share weighted-average) for the years ended December 31, 2010, 2009 and 2008, respectively.

LTIP Units were valued using a Monte Carlo simulation method model in accordance with the provisions of ASC 718 “Compensation—Stock Compensation” (“ASC 718”) (formerly SFAS No. 123R). LTIP Units issued during the years ended December 31, 2010, 2009 and 2008 were valued at approximately $15.3 million, $21.1 million and $25.4 million, respectively. The weighted-average per unit fair value of LTIP Unit grants in 2010, 2009 and 2008 was $60.49, $41.05 and $88.08, respectively. The per unit fair value of each LTIP Unit granted in 2010, 2009 and 2008 was estimated on the date of grant using the following assumptions; an expected life of 5.7 years, 5.6 years and 5.6 years, a risk-free interest rate of 2.60%, 1.87% and 2.75% and an expected price volatility of 36.0%, 40.0% and 25.0%, respectively.

The 2008 OPP Units were valued at approximately $19.7 million utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the unit on the award date. Assumptions used in the valuations included (1) factors associated with the underlying performance of Boston Properties, Inc.’s stock price and total shareholder return over the term of the performance awards including total stock return volatility and risk-free interest and (2) factors associated with the relative performance of Boston Properties, Inc.’s stock price and total shareholder return when compared to the SNL Equity REIT Index. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. The fair value of the 2008 OPP Units is based on the sum of: (1) the present value of the expected payoff to the OPP Award on the measurement date, if the TRS over the applicable measurement period exceeds performance hurdles of the Absolute and the Relative Components; and (2) the present value of the distributions payable on the 2008 OPP Units. The ultimate reward realized on account of the OPP Award by the holders of the 2008 OPP Units is contingent on the TRS achieved on the measurement date, both in absolute terms and relative to the TRS of the SNL Equity REIT Index. The per unit fair value of each 2008 OPP Unit was estimated on the date of grant using the following assumptions in the Monte-Carlo valuation: expected price volatility for Boston Properties, Inc. and the SNL Equity REIT index of 25% and 20%, respectively; a risk free rate of 2.08%; and estimated total dividend payments over the measurement period of $8.23 per share.

A summary of the status of Boston Properties, Inc.’s stock options as of December 31, 2010, 2009 and 2008 and changes during the years ended December 31, 2010, 2009 and 2008 are presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	2,264,535	$35.22
Granted	—	—
Exercised	(1,058,133)	$36.36
Canceled	—	—

Outstanding at December 31, 2008	1,206,402	$34.23
Granted	—	—
Exercised	(242,507)	$33.41
Canceled	—	—

Outstanding at December 31, 2009	963,895	$34.44
Granted	—	—
Exercised	(638,957)	$35.35
Canceled	—	—

Outstanding at December 31, 2010	324,938	$32.65

The following table summarizes information about stock options outstanding at December 31, 2010:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/10	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/10	Weighted-Average Exercise Price
$32.62-$34.14	324,938	1.1 Years	$32.65	324,938	$32.65

The total intrinsic value of the outstanding and exercisable stock options as of December 31, 2010 was approximately $17.4 million. In addition, the Company had 963,895 and 1,206,402 options exercisable at weighted-average exercise prices of $34.44 and $34.23 at December 31, 2009 and 2008, respectively.

Boston Properties, Inc. adopted the 1999 Non-Qualified Employee Stock Purchase Plan (the “Stock Purchase Plan”) to encourage the ownership of Common Stock by eligible employees. The Stock Purchase Plan became effective on January 1, 1999 with an aggregate maximum of 250,000 shares of Common Stock available for issuance. The Stock Purchase Plan provides for eligible employees to purchase on the business day immediately following the end of the biannual purchase periods (i.e., January 1-June 30 and July 1-December 31) shares of Common Stock at a purchase price equal to 85% of the average closing prices of the Common Stock during the last ten business days of the purchase period. The Company issued 9,131, 12,105 and 7,755 shares with the weighted average purchase price equal to $61.61 per share, $42.65 per share and $80.80 per share under the Stock Purchase Plan during the years ended December 31, 2010, 2009 and 2008, respectively.

18.    Related Party Transactions

A firm controlled by Mr. Raymond A. Ritchey’s brother was paid aggregate leasing commissions of approximately $960,000, $257,000 and $2,219,000 for the years ended December 31, 2010, 2009 and 2008, respectively, related to certain exclusive leasing arrangements for certain Northern Virginia properties. Mr. Ritchey is an Executive Vice President of Boston Properties, Inc.

Mr. Martin Turchin, a member of the Board of Directors of Boston Properties, Inc., is a non-executive/non-director Vice Chairman of CB Richard Ellis (“CBRE”). Through an arrangement with CBRE and its predecessor, Insignia/ESG, Inc. that has been in place since 1985, Mr. Turchin and Turchin & Associates, an entity owned by Mr. Turchin (95%) and his son (5%), participate in brokerage activities for which CBRE is retained as leasing agent, some of which involve leases for space within buildings owned by the Company. Additionally, Mr. Turchin’s son is employed by CBRE and works on transactions for which CBRE earns commission income from the Company. Mr. Turchin’s son’s compensation from CBRE is in the form of salary and bonus, neither of which is directly tied to CBRE’s transactions with the Company. For the years ended December 31, 2010, 2009 and 2008, Mr. Turchin, directly and through Turchin & Associates, received commission income of $93,000, $29,000 and $138,000, respectively, from commissions earned by CBRE and its predecessor, Insignia/ESG, Inc., from the Company. Pursuant to its arrangement with CBRE, Turchin & Associates has confirmed to the Company that it is paid on the same basis with respect to properties owned by the Company as it is with respect to properties owned by other clients of CBRE. Mr. Turchin does not participate in any discussions or other activities relating to the Company’s contractual arrangements with CBRE either in his capacity as a member of the Board of Directors of Boston Properties, Inc. or as a Vice Chairman of CBRE.

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

In accordance with Boston Properties, Inc.’s 1997 Plan, and as approved by the Board of Directors of Boston Properties, Inc., three non-employee directors made an election to receive deferred stock units in lieu of cash fees for 2010. The deferred stock units will be settled in shares of common stock upon the cessation of such director’s service on the Board of Directors of Boston Properties, Inc. As a result of these elections, the aggregate cash fees otherwise payable to a non-employee director during a fiscal quarter are converted into a number of deferred stock units equal to the aggregate cash fees divided by the last reported sales price of a share of Boston Properties, Inc.’s common stock on the last trading of the applicable fiscal quarter. The deferred stock units are also credited with dividend equivalents as dividends are paid by Boston Properties, Inc. At December 31, 2010 and 2009, the Company had outstanding 73,218 and 87,302 deferred stock units, respectively.

19.    Selected Interim Financial Information (unaudited)

The tables below reflect the Company’s selected quarterly information for the years ended December 31, 2010 and 2009. Certain prior period amounts have been reclassified to conform to the current year presentation.

	2010 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per unit amounts)
Total revenue	$378,071	$393,841	$386,410	$392,482
Income (loss) from continuing operations	$62,798	$73,573	$70,145	$(10,700)
Net income (loss) attributable to Boston Properties Limited Partnership	$62,867	$72,842	$68,436	$(12,402)
Income (loss) attributable to Boston Properties Limited Partnership per unit—basic	$0.39	$0.46	$0.43	$(0.08)
Income (loss) attributable to Boston Properties Limited Partnership per unit—diluted	$0.39	$0.45	$0.43	$(0.08)

	2009 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per unit amounts)
Total revenue	$377,224	$389,048	$375,790	$376,128
Income from continuing operations	$53,291	$77,636	$77,311	$62,724
Net income attributable to Boston Properties Limited Partnership	$54,586	$80,466	$77,819	$63,479
Income attributable to Boston Properties Limited Partnership per unit—basic	$0.39	$0.55	$0.49	$0.40
Income attributable to Boston Properties Limited Partnership per unit—diluted	$0.39	$0.55	$0.49	$0.40

20.    Subsequent Events

On January 14, 2011, the Company placed in-service approximately 57% of the office component of its Atlantic Wharf development project located in Boston, Massachusetts. The office component, which is comprised of approximately 790,000 net rentable square feet, is currently 79% leased.

On January 20, 2011, the Compensation Committee of the Board of Directors of Boston Properties, Inc. approved outperformance awards under Boston Properties, Inc.’s 1997 Stock Option and Incentive Plan to certain officers of Boston Properties, Inc. These awards (the “2011 OPP Awards”) are part of a broad-based, long-term incentive compensation program designed to provide the Company’s management team with the potential to earn equity awards subject to Boston Properties, Inc. “outperforming” and creating shareholder value in a pay-for-performance structure. 2011 OPP Awards utilize TRS over a three-year measurement period as the performance metric and include two years of time-based vesting after the end of the performance measurement period (subject to acceleration in certain events) as a retention tool. Recipients of 2011 OPP Awards will share in an outperformance pool if Boston Properties, Inc.’s TRS, including both share appreciation and dividends, exceeds absolute and relative hurdles over a three-year measurement period from February 1, 2011 to January 31, 2014, based on the average closing price of a share of Boston Properties, Inc.’s common stock of $93.38 for the five trading days prior to and including February 1, 2011. The aggregate reward that recipients of all 2011 OPP

Awards can earn, as measured by the outperformance pool, is subject to a maximum cap of $40.0 million. The Company expects that in accordance with ASC 718 “Compensation – Stock Compensation” the 2011 OPP Awards will have an aggregate value of approximately $7.8 million, which amount will be amortized into earnings over the five-year plan period under the graded vesting method.

The outperformance pool will consist of (i) two percent (2%) of the excess total return above a cumulative absolute TRS hurdle of 27% over the full three-year measurement period (equivalent to 9% per annum) (the “Absolute TRS Component”) and (ii) two percent (2%) of the excess or deficient excess total return above or below a relative TRS hurdle equal to the total return of the SNL Equity REIT Index over the three-year measurement period (the “Relative TRS Component”). In the event that the Relative TRS Component is potentially positive because Boston Properties, Inc.’s TRS is greater than the total return of the SNL Equity REIT Index, but Boston Properties, Inc. achieves a cumulative absolute TRS below 27% over the three-year measurement period (equivalent to 9% per annum), the actual contribution to the outperformance pool from the Relative TRS Component will be subject to a sliding scale factor as follows: (i) 100% of the potential Relative TRS Component will be earned if Boston Properties, Inc.’s TRS is equal to or greater than a cumulative 27% over three years, (ii) 0% will be earned if Boston Properties, Inc.’s TRS is 0% or less, and (iii) a percentage from 0% to 100% calculated by linear interpolation will be earned if Boston Properties, Inc.’s cumulative TRS over three years is between 0% and 27%. For example, if Boston Properties, Inc. achieves a cumulative absolute TRS of 18% over the full three-year measurement period (equivalent to a 6% absolute annual TRS), the potential Relative TRS Component would be prorated by 66.67%. The potential Relative TRS Component before application of the sliding scale factor will be capped at $40.0 million. In the event that the Relative TRS Component is negative because Boston Properties, Inc.’s TRS is less than the total return of the SNL Equity REIT Index, any outperformance reward potentially earned under the Absolute TRS Component will be reduced dollar for dollar, provided that the potential Absolute TRS Component before reduction for any negative Relative TRS Component will be capped at $40.0 million. The algebraic sum of the Absolute TRS Component and the Relative TRS Component determined as described above will never exceed $40.0 million.

Each employee’s 2011 OPP Award was designated as a specified percentage of the aggregate outperformance pool. Assuming the applicable absolute and/or relative TRS thresholds are achieved at the end of the measurement period, the algebraic sum of the Absolute TRS Component and the Relative TRS Component will be calculated and then allocated among the 2011 OPP Award recipients in accordance with each individual’s percentage. Rewards earned with respect to 2011 OPP Awards will vest 25% on February 1, 2014, 25% on February 1, 2015, and 50% on February 1, 2016, based on continued employment. Vesting will be accelerated in the event of a change of control of Boston Properties, Inc., termination of employment without cause, termination of employment by the award recipient for good reason, death, disability or retirement, although restrictions on transfer will continue to apply in certain of these situations. All determinations, interpretations and assumptions relating to the calculation of performance and vesting relating to 2011 OPP Awards will be made by the Compensation Committee. 2011 OPP Awards will be in the form of LTIP Units. LTIP Units will be issued prior to the determination of the outperformance pool, but will remain subject to forfeiture depending on the extent of rewards earned with respect to 2011 OPP Awards. The number of LTIP Units issued initially to recipients of the 2011 OPP Awards is an estimate of the maximum number of LTIP Units that they could earn, based on certain assumptions. The number of LTIP Units actually earned by each award recipient will be determined at the end of the performance measurement period by dividing his or her share of the outperformance pool by the average closing price of a REIT Share for the 15 trading days immediately preceding the measurement date. Total return for Boston Properties, Inc. and for the SNL Equity REIT Index over the three-year measurement period and other circumstances will determine how many LTIP Units are earned by each recipient; if they are fewer than the number issued initially, the balance will be forfeited as of the performance measurement date. Prior to the measurement date, LTIP Units issued on account of 2011 OPP Awards will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on a common unit of limited partnership interest in the Company (a “Common Unit”), but will not be entitled to receive any special distributions. After the measurement date, the number of LTIP Units, both vested and unvested, which 2011 OPP Award recipients have earned based on the establishment of an outperformance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on a Common Unit. LTIP Units are designed to qualify as “profits interests” in the Company for federal income tax purposes. As a general matter, the profits interests characteristics of the LTIP Units mean that initially they will not be economically equivalent in value to a Common Unit. If and when events specified by applicable tax regulations occur, LTIP Units can over time increase in value up to the point where they are equivalent to Common Units on a one-for-one basis. After LTIP Units are fully vested, and to the extent the special tax rules applicable to profits interests have allowed them to become equivalent in value to Common Units, LTIP Units may be converted on a one-for-one basis into Common Units. Common Units in turn have a one-for-one relationship in value with Boston Properties, Inc. common stock, and are exchangeable on such one-for-one basis for cash or, at the election of Boston Properties, Inc., shares of Boston Properties, Inc. common stock.

On January 28, 2011, Boston Properties, Inc. issued 17,795 shares of restricted common stock and 146,844 non-qualified stock options and the Company issued 184,416 LTIP units under the 1997 Plan to certain employees of the Company.

On February 1, 2011, the Company completed the acquisition of Bay Colony Corporate Center in Waltham, Massachusetts for an aggregate purchase price of approximately $185.0 million. The purchase price consisted of approximately $41.1 million of cash and the assumption of approximately $143.9 million of indebtedness. The assumed debt is a securitized senior mortgage loan that bears interest at a fixed rate of 6.53% per annum and matures on June 11, 2012. The loan requires interest-only payments with a balloon payment due at maturity. Bay Colony Corporate Center is an approximately 1,000,000 net rentable square foot, four-building Class A office park situated on a 58-acre site in Waltham, Massachusetts.

On February 5, 2011, the measurement period for the Company’s 2008 OPP Awards expired and Boston Properties, Inc.’s TRS performance was not sufficient for employees to earn and therefore become eligible to vest in any of the 2008 OPP Awards. Accordingly, all 2008 OPP Awards were automatically forfeited and the Company repaid employees an amount equal to $0.25 (which is equal to what they paid upon acceptance of the award) multiplied by the number of 2008 OPP Awards they received.

During the first quarter of 2011 through February 25, 2011, Boston Properties, Inc. utilized its “at the market” (ATM) stock offering program to issue an aggregate of approximately 2,304,994 shares of its common stock for gross proceeds of approximately $219.0 million. Boston Properties, Inc. contributed the net proceeds from such sales to the Company in exchange for a number of OP Units equal to the number of shares issued. Boston Properties, Inc.’s ATM stock offering program provides Boston Properties, Inc. with the ability to sell from time to time up to an aggregate of $400.0 million of its common stock through sales agents for a three-year period.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the management of Boston Properties, Inc., with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Boston Properties, Inc. concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is set forth on page 95 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We are managed by Boston Properties, Inc. in its capacity as our general partner. The information concerning Boston Properties, Inc.’s directors and executive officers required by Item 10 will be included in Boston Properties, Inc.’s Proxy Statement to be filed relating to its 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Section 16(a) of the Exchange Act requires the executive officers and directors of Boston Properties, Inc., our general partner, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to the executive officers, directors and greater than ten percent beneficial owners of BPLP were satisfied.

Item 11.	Executive Compensation

We are managed by Boston Properties, Inc., in its capacity as our general partner. The information required by Item 11 will be included in Boston Properties, Inc.’s Proxy Statement to be filed relating to its 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Boston Properties, Inc. maintains the 1997 Plan and the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. The following table summarizes Boston Properties, Inc.’s equity compensation plans as of December 31, 2010.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders(1)	2,986,257	(2)	$32.65	(2)	1,575,669
Equity compensation plans not approved by security holders(3)	N/A		N/A		142,856

Total	2,986,257		$32.65		1,718,525

(1)	Includes information related to Boston Properties, Inc.’s 1997 Plan (See Note 17).
(2)

Includes (a) 324,938 shares of common stock issuable upon the exercise of outstanding options, (b) 1,507,164 LTIP units that, upon the satisfaction of certain conditions, are convertible into common units, which may then be presented to the Company for redemption and acquired by Boston Properties, Inc. for shares of common stock, (c) 1,080,938 2008 OPP Units and (d) 73,217 deferred stock units which were granted pursuant to elections by our non-employee directors to defer all cash compensation to be paid to such directors and to receive their deferred cash compensation in shares of Boston Properties, Inc.’s common stock upon their retirement from its Board of Directors. Does not include 115,506 shares of restricted stock, as they have been reflected in our total shares outstanding. Because there is no exercise price associated with LTIP Units, 2008 OPP Units or deferred stock units, such shares are not included in the weighed-average exercise price calculation. On February 5, 2008, we granted 2008 OPP Units to officers and key employees. The 2008 OPP Units are earned if Boston Properties, Inc. outperforms absolute and relative thresholds. Such thresholds were not met as of December 31, 2010.

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

Additional information concerning security ownership of certain beneficial owners and management required by Item 12 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statement Schedule

Boston Properties Limited Partnership

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2010

(dollars in thousands)

Property Name				Original		Costs Capitalized Subsequent to Acquisition	Land and Improve- ments	Building and Improve- ments	Land Held for Develop- ment	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
	Type	Location	Encumbrances	Land	Building
Embarcadero Center	Office	San Francisco, CA	$374,634	$179,697	$847,410	$209,353	$180,417	$1,056,043	$—	$—	$1,236,460	$356,724	1970/1989	(1)
Prudential Center	Office	Boston, MA	—	92,077	734,594	251,200	92,328	970,056	15,487	—	1,077,871	306,963	1965/1993/2002	(1)
399 Park Avenue	Office	New York, NY	—	339,200	700,358	26,974	339,200	727,332	—	—	1,066,532	150,138	1961	(1)
601 Lexington Avenue	Office	New York, NY	456,898	241,600	494,782	156,595	279,281	613,696	—	—	892,977	140,389	1977/1997	(1)
The John Hancock Tower and Garage	Office	Boston, MA	663,326	219,543	667,884	—	219,543	667,884	—	—	887,427	202	1976	(1)
Times Square Tower	Office	New York, NY	—	165,413	380,438	44,195	159,694	430,352	—	—	590,046	93,007	2004	(1)
Carnegie Center	Office	Princeton, NJ	—	105,107	377,259	39,646	98,731	421,486	1,795	—	522,012	134,358	1983-1999	(1)
599 Lexington Avenue	Office	New York, NY	750,000	81,040	100,507	90,570	81,040	191,077	—	—	272,117	124,323	1986	(1)
Gateway Center	Office	San Francisco, CA	—	28,255	139,245	41,802	29,029	180,273	—	—	209,302	56,727	1984/1986/2002	(1)
South of Market	Office	Reston, VA	—	13,603	164,144	7,247	13,603	171,391	—	—	184,994	17,237	2008	(1)
Reservoir Place	Office	Waltham, MA	50,000	18,605	92,619	28,604	19,099	120,729	—	—	139,828	46,589	1955/1987	(1)
Kingstowne Towne Center	Office	Alexandria, VA	57,152	18,021	109,038	(400)	18,021	108,638	—	—	126,659	15,876	2003-2006	(1)
3200 Zanker Road	Office	San Jose, CA	—	36,705	82,863	6,485	36,705	88,147	1,201	—	126,053	16,029	1988	(1)
505 9th Street	Office	Washington, DC	127,901	38,885	83,719	2,252	38,885	85,971	—	—	124,856	10,470	2007	(1)
1333 New Hampshire Avenue	Office	Washington, DC	—	34,032	85,660	2,159	34,032	87,819	—	—	121,851	22,639	1996	(1)
1330 Connecticut Avenue	Office	Washington, DC	—	25,982	82,311	11,388	25,982	93,699	—	—	119,681	19,406	1984	(1)
Weston Corporate Center	Office	Weston, MA	—	25,753	92,312	—	25,753	92,312	—	—	118,065	1,786	2010	(1)
635 Massachusetts Avenue	Office	Washington, DC	—	95,281	22,221	15	95,281	22,221	—	15	117,517	9,037	1968/1992	(1)
Capital Gallery	Office	Washington, DC	—	4,725	29,565	80,215	6,128	108,377	—	—	114,505	42,459	1981/2006	(1)
One Freedom Square	Office	Reston, VA	68,752	9,929	84,504	8,382	9,883	92,932	—	—	102,815	33,490	2000	(1)
Seven Cambridge Center	Office	Cambridge, MA	—	3,457	97,136	210	3,457	97,346	—	—	100,803	29,341	2006	(1)
Two Freedom Square	Office	Reston, VA	—	13,930	77,739	6,225	13,866	84,028	—	—	97,894	26,623	2001	(1)
One and Two Reston Overlook	Office	Reston, VA	—	16,456	66,192	4,905	16,456	71,097	—	—	87,553	24,786	1999	(1)
140 Kendrick Street	Office	Needham, MA	52,120	18,095	66,905	256	18,095	67,161	—	—	85,256	11,519	2000	(1)
Discovery Square	Office	Reston, VA	—	11,198	71,782	644	11,146	72,478	—	—	83,624	21,878	2001	(1)
12310 Sunrise Valley Drive	Office	Reston, VA	—	9,367	67,431	5,687	10,542	71,653	—	290	82,485	29,951	1987/1988	(1)
Five Cambridge Center	Office	Cambridge, MA	—	18,863	53,346	7,255	18,863	60,601	—	—	79,464	11,690	1981/1996	(1)
77 CityPoint	Office	Waltham, MA	—	13,847	60,383	3,010	13,847	63,393	—	—	77,240	5,121	2008	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—	10,385	60,694	5,395	10,350	66,124	—	—	76,474	22,356	2003	(1)
12300 Sunrise Valley Drive	Office	Reston, VA	—	9,062	58,884	6,533	10,235	63,105	1,139	—	74,479	22,858	1987/1988	(1)
Four Cambridge Center	Office	Cambridge, MA	—	19,104	52,078	3,090	19,104	55,168	—	—	74,272	6,950	1983/1998	(1)
Democracy Tower	Office	Reston, VA	—	—	73,335	298	—	73,633	—	—	73,633	3,680	2009	(1)
North First Business Park	Office	San Jose, CA	—	58,402	13,069	1,764	23,371	14,154	35,710	—	73,235	4,849	1981	(1)
230 CityPoint	Office	Waltham, MA	—	13,189	49,823	8,826	13,189	58,649	—	—	71,838	11,656	1992	(1)
Wisconsin Place	Office	Chevy Chase, MD	—	—	53,349	10,808	—	64,157	—	—	64,157	3,523	2009	(1)
Reston Corporate Center	Office	Reston, VA	—	9,135	50,857	2,723	9,496	53,219	—	—	62,715	16,269	1984	(1)
New Dominion Technology Park, Bldg. Two	Office	Herndon, VA	63,000	5,584	51,868	(90)	5,574	51,788	—	—	57,362	10,862	2004	(1)
One Preserve Parkway	Office	Rockville, MD	—	5,357	42,186	5,531	5,357	47,717	—	—	53,074	2,650	2009	(1)
191 Spring Street	Office	Lexington, MA	—	2,850	27,166	21,151	2,850	48,317	—	—	51,167	30,176	1971/1995	(1)
303 Almaden Boulevard	Office	San Jose, CA	—	10,836	35,606	3,454	10,836	39,060	—	—	49,896	6,036	1995	(1)
New Dominion Technology Park, Bldg. One	Office	Herndon, VA	49,252	3,880	43,227	1,762	3,880	44,989	—	—	48,869	14,517	2001	(1)
1301 New York Avenue	Office	Washington, DC	—	9,250	18,750	18,222	9,250	36,972	—	—	46,222	13,565	1983/1998	(1)
Sumner Square	Office	Washington, DC	24,692	624	28,745	16,134	958	44,545	—	—	45,503	17,862	1985	(1)
200 West Street	Office	Waltham, MA	—	16,148	24,983	1,833	16,148	26,816	—	—	42,964	10,801	1999	(1)

Boston Properties Limited Partnership

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2010

(dollars in thousands)

Property Name				Original		Costs Capitalized Subsequent to Acquisition	Land and Improve- ments	Building and Improve- ments	Land Held for Develop- ment	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
	Type	Location	Encumbrances	Land	Building
University Place	Office	Cambridge, MA	17,359	—	37,091	5,104	27	42,168	—	—	42,195	16,162	1985	(1)
Bedford Business Park	Office	Bedford, MA	—	534	3,403	36,428	1,773	38,592	—	—	40,365	22,359	1980	(1)
Quorum Office Park	Office	Chelmsford, MA	—	3,750	32,454	3,478	4,762	34,920	—	—	39,682	9,872	2001	(1)
2600 Tower Oaks Boulevard	Office	Rockville, MD	—	4,243	31,125	4,002	4,244	35,126	—	—	39,370	12,661	2001	(1)
12290 Sunrise Valley Drive	Office	Reston, VA	—	3,594	32,977	(286)	3,594	32,691	—	—	36,285	7,580	2006	(1)
One Cambridge Center	Office	Cambridge, MA	—	134	25,110	9,382	134	34,492	—	—	34,626	21,338	1987	(1)
500 E Street	Office	Washington, DC	—	109	22,420	8,793	1,569	29,753	—	—	31,322	17,738	1987	(1)
Eight Cambridge Center	Office	Cambridge, MA	—	850	25,042	1,566	822	26,636	—	—	27,458	7,315	1999	(1)
10 and 20 Burlington Mall Road	Office	Burlington, MA	—	930	6,928	12,913	652	20,119	—	—	20,771	12,789	1984-1989/95-96	(1)
Ten Cambridge Center	Office	Cambridge, MA	—	1,299	12,943	4,003	1,868	16,377	—	—	18,245	9,312	1990	(1)
Montvale Center	Office	Gaithersburg, MD	25,000	1,574	9,786	6,098	2,399	15,059	—	—	17,458	9,232	1987	(1)
40 Shattuck Road	Office	Andover, MA	—	709	14,740	1,784	709	16,524	—	—	17,233	4,685	2001	(1)
Lexington Office Park	Office	Lexington, MA	—	998	1,426	14,539	1,073	15,890	—	—	16,963	10,492	1982	(1)
201 Spring Street	Office	Lexington, MA	—	2,849	15,303	(1,245)	2,849	14,058	—	—	16,907	4,508	1997	(1)
Three Cambridge Center	Office	Cambridge, MA	—	174	12,200	4,027	174	16,227	—	—	16,401	9,402	1987	(1)
6601 & 6605 Springfield Center Drive	Office	Springfield, VA	—	14,041	2,375	(175)	3,777	2,375	10,089	—	16,241	2,220	1990	(1)
103 4th Avenue	Office	Waltham, MA	—	11,911	2,507	—	11,911	2,507	—	—	14,418	2,093	1961	(1)
92-100 Hayden Avenue	Office	Lexington, MA	—	594	6,748	6,088	619	12,811	—	—	13,430	7,389	1985	(1)
181 Spring Street	Office	Lexington, MA	—	1,066	9,520	2,791	1,066	12,311	—	—	13,377	4,136	1999	(1)
195 West Street	Office	Waltham, MA	—	1,611	6,652	3,186	1,611	9,838	—	—	11,449	4,776	1990	(1)
Waltham Office Center	Office	Waltham, MA	—	422	2,719	7,686	223	7,963	2,641	—	10,827	7,336	1968-1970/87-88	(1)
91 Hartwell Avenue	Office	Lexington, MA	—	784	6,464	3,322	784	9,786	—	—	10,570	6,312	1985	(1)
7501 Boston Boulevard, Building Seven	Office	Springfield, VA	—	665	9,273	39	665	9,312	—	—	9,977	3,120	1997	(1)
Eleven Cambridge Center	Office	Cambridge, MA	—	121	5,535	3,903	121	9,438	—	—	9,559	6,595	1984	(1)
33 Hayden Avenue	Office	Lexington, MA	—	266	3,234	5,405	266	8,639	—	—	8,905	6,339	1979	(1)
7450 Boston Boulevard, Building Three	Office	Springfield, VA	—	1,165	4,681	1,501	1,327	6,020	—	—	7,347	2,337	1987	(1)
7435 Boston Boulevard, Building One	Office	Springfield, VA	—	392	3,822	2,902	486	6,630	—	—	7,116	4,401	1982	(1)
8000 Grainger Court, Building Five	Office	Springfield, VA	—	366	4,282	2,318	453	6,513	—	—	6,966	4,365	1984	(1)
7500 Boston Boulevard, Building Six	Office	Springfield, VA	—	138	3,749	1,680	273	5,294	—	—	5,567	3,495	1985	(1)
7300 Boston Boulevard, Building Thirteen	Office	Springfield, VA	—	608	4,773	18	608	4,791	—	—	5,399	2,858	2002	(1)
7601 Boston Boulevard, Building Eight	Office	Springfield, VA	—	200	878	4,182	378	4,882	—	—	5,260	3,020	1986	(1)
Fourteen Cambridge Center	Office	Cambridge, MA	—	110	4,483	569	110	5,052	—	—	5,162	3,330	1983	(1)
8000 Corporate Court, Building Eleven	Office	Springfield, VA	—	136	3,071	1,132	687	3,652	—	—	4,339	1,921	1989	(1)
7375 Boston Boulevard, Building Ten	Office	Springfield, VA	—	23	2,685	955	47	3,616	—	—	3,663	2,047	1988	(1)
7374 Boston Boulevard, Building Four	Office	Springfield, VA	—	241	1,605	1,322	303	2,865	—	—	3,168	1,948	1984	(1)
7451 Boston Boulevard, Building Two	Office	Springfield, VA	—	249	1,542	1,000	535	2,256	—	—	2,791	1,930	1982	(1)
32 Hartwell Avenue	Office	Lexington, MA	—	168	1,943	665	168	2,608	—	—	2,776	2,423	1968-1979/1987	(1)
164 Lexington Road	Office	Billerica, MA	—	592	1,370	212	592	1,582	—	—	2,174	649	1982	(1)
17 Hartwell Avenue	Office	Lexington, MA	—	26	150	1,240	26	1,390	—	—	1,416	960	1968	(1)
Cambridge Center Marriott	Hotel	Cambridge, MA	—	478	37,918	25,440	478	63,358	—	—	63,836	36,279	1986	(1)
Cambridge Center East Garage	Garage	Cambridge, MA	—	—	35,035	1,073	—	36,108	—	—	36,108	3,759	1984	(1)
Cambridge Center West Garage	Garage	Cambridge, MA	—	1,256	15,697	69	1,256	15,766	—	—	17,022	2,063	2006	(1)
Cambridge Center North Garage	Garage	Cambridge, MA	—	1,163	11,633	1,085	1,163	12,718	—	—	13,881	6,768	1990	(1)
Atlantic Wharf	Development	Boston, MA	—	—	—	525,894	—	—	—	525,894	525,894	—	Various	N/A
510 Madison Avenue	Development	New York, NY	267,500	—	—	317,055	—	—	—	317,055	317,055	—	Various	N/A
2200 Pennsylvania Avenue	Development	Washington, DC	—	—	—	230,148	—	—	—	230,148	230,148	—	Various	N/A
250 West 55th Street	Land	New York, NY	—	—	—	475,780	—	—	475,780	—	475,780	—	Various	N/A
Plaza at Almaden	Land	San Jose, CA	—	—	—	33,401	—	—	33,401	—	33,401	—	Various	N/A
Springfield Metro Center	Land	Springfield, VA	—	—	—	30,408	—	—	30,408	—	30,408	—	Various	N/A
Tower Oaks Master Plan	Land	Rockville, MD	—	—	—	28,332	—	—	28,332	—	28,332	—	Various	N/A
Prospect Hill	Land	Waltham, MA	—	—	—	23,971	—	667	23,304	—	23,971	—	Various	N/A

Boston Properties Limited Partnership

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2010

(dollars in thousands)

Property Name					Original		Costs Capitalized Subsequent to Acquisition	Land and Improve- ments	Building and Improve- ments	Land Held for Develop- ment	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
	Type	Location	Encumbrances		Land	Building
Reston Land	Land	Reston, VA	—		—	—	20,949	—	—	20,949	—	20,949	—	Various	N/A
17 Cambridge Center	Land	Cambridge, MA	—		—	—	17,954	—	—	17,954	—	17,954	—	Various	N/A
Washingtonian North	Land	Gaithersburg, MD	—		—	—	17,644	—	—	17,644	—	17,644	—	Various	N/A
Reston Gateway	Land	Reston, VA	—		—	—	9,382	—	—	9,382	—	9,382	—	Various	N/A
Reston Eastgate	Land	Reston, VA	—		—	—	9,077	—	—	9,077	—	9,077	—	Various	N/A
Crane Meadow	Land	Marlborough, MA	—		—	—	8,721	—	—	8,721	—	8,721	—	Various	N/A
Broad Run Business Park	Land	Loudon County, VA	—		—	—	7,663	1,621	—	6,042	—	7,663	—	Various	N/A
Cambridge Master Plan	Land	Cambridge, MA	—		—	—	3,450	—	—	3,450	—	3,450	—	Various	N/A
30 Shattuck Road	Land	Andover, MA	—		—	—	1,145	—	—	1,145	—	1,145	—	Various	N/A

			$3,047,586	(2)	$2,113,011	$7,094,259	$3,093,476	$2,107,708	$8,365,985	$753,651	$1,073,402	$12,300,746	$2,267,682

Note: Real Estate and Accumulated Depreciation amounts do not include Furniture, Fixtures and Equipment.

The aggregate cost and accumulated depreciation for tax purposes was approximately $12.0 billion and $2.3 billion, respectively.

(1)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.
(2)	Includes the unamortized balance of the historical fair value adjustment totaling approximately $27.7 million.

A summary of activity for real estate and accumulated depreciation is as follows:

	2010	2009	2008
Real Estate:
Balance at the beginning of the year	$10,635,733	$10,162,132	$9,813,376
Additions to/improvements of real estate	1,669,926	481,237	598,992
Assets sold/written-off	(4,913)	(7,636)	(250,236)

Balance at the end of the year	$12,300,746	$10,635,733	$10,162,132

Accumulated Depreciation:
Balance at the beginning of the year	$1,987,296	$1,731,063	$1,503,283
Depreciation expense	284,338	261,171	250,764
Assets sold/written-off	(3,952)	(4,938)	(22,984)

Balance at the end of the year	$2,267,682	$1,987,296	$1,731,063

Note: Real Estate and Accumulated Depreciation amounts do not include Furniture, Fixtures and Equipment.

(b) Exhibits

3.1	Form of Amended and Restated Certificate of Incorporation of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)

3.2	Amended and Restated Certificate of Designations of Series E Junior Participating Cumulative Preferred Stock of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on June 18, 2007.)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on May 20, 2010.)

3.4	Second Amended and Restated Bylaws of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on October 24, 2008.)

3.5	Amendment to Second Amended and Restated By-laws of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.2 to Boston Properties, Inc.’s Current Report on Form 8-K filed on May 20, 2010.)

4.1	Shareholder Rights Agreement, dated as of June 18, 2007, between Boston Properties, Inc. and Computershare Trust Company, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on June 18, 2007.)

4.2	Form of Certificate of Designations for Series A Preferred Stock. (Incorporated by reference to Exhibit 99.26 to Boston Properties, Inc.’s Current Report on Form 8-K filed on November 25, 1998.)

4.3	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.3 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)

4.4	Indenture, dated as of December 13, 2002, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1 to Boston Properties, Inc.’s Current Report on Form 8-K/A filed on December 13, 2002.)

4.5	Supplemental Indenture No. 1, dated as of December 13, 2002, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, including a form of the 6.25% Senior Note due 2013. (Incorporated by reference to Exhibit 4.2 to Boston Properties, Inc.’s Current Report on Form 8-K/A filed on December 13, 2002.)

4.6	Supplemental Indenture No. 2, dated as of January 17, 2003, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, including a form of the 6.25% Senior Note due 2013. (Incorporated by reference to Exhibit 4.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 23, 2003.)

4.7	Supplemental Indenture No. 3, dated as of March 18, 2003, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, including a form of the 5.625% Senior Note due 2015. (Incorporated by reference to Exhibit 4.6 to Boston Properties Limited Partnership’s Amendment No. 3 to Form 10 filed on May 13, 2003.)

4.8	Supplemental Indenture No. 4, dated as of May 22, 2003, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, including a form of the 5.00% Senior Note due 2015. (Incorporated by reference to Exhibit 4.2 to Boston Properties Limited Partnership’s Form S-4 filed on June 13, 2003, File No. 333-106127.)

4.9	Supplemental Indenture No. 5, dated as of April 6, 2006, by and between Boston Properties Limited Partnership and The Bank of New York Trust Company, N.A., as Trustee, including a form of the 3.75% Exchangeable Senior Note due 2036. (Incorporated by reference to Exhibit 4.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on May 10, 2006.)

4.10	Supplemental Indenture No. 6, dated February 6, 2007, by and between Boston Properties Limited Partnership and The Bank of New York Trust Company, N.A., as Trustee, including a form of the 2.875% Exchangeable Senior Note due 2037. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of Boston Properties Limited Partnership filed on February 6, 2007.)

4.11	Supplemental Indenture No. 7, dated as of August 19, 2008, between the Company and the Trustee, including a form of the 3.625% Exchangeable Senior Note due 2014. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on August 20, 2008.)

4.12	Supplemental Indenture No. 8, dated as of October 9, 2009, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 5.875% Senior Note due 2019. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on October 9, 2009.)

4.13	Supplemental Indenture No. 9, dated as of April 19, 2010, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 5.625% Senior Note due 2020. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on April 19, 2010.)

4.14	Supplemental Indenture No. 10, dated as of November 18, 2010, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 4.125% Senior Note due 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on November 18, 2010).

4.15	Registration Rights Agreement, dated as of February 6, 2007, among Boston Properties Limited Partnership, Boston Properties, Inc., JP Morgan Securities Inc. and Morgan Stanley & Co. Incorporated. (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on February 6, 2007.)

4.16	Registration Rights Agreement, dated as of August 19, 2008, among the Company, Boston Properties, Inc., JP Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as the representatives of the initial purchasers of the Notes. (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on August 20, 2008.)

10.1	Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of June 29, 1998. (Incorporated by reference to Exhibit 99.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on July 15, 1998.)

10.2	Certificate of Designations for the Series Two Preferred Units, dated November 12, 1998, constituting an amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership. (Incorporated by reference to Exhibit 99.24 to Boston Properties, Inc.’s Current Report on Form 8-K filed on November 25, 1998.)

10.3*	Forty-Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of April 11, 2003, by Boston Properties, Inc., as general partner. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.4*	Seventy-Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of January 24, 2008, by Boston Properties, Inc., as general partner. (Incorporated by reference to Exhibit 10.3 to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 29, 2008.)

10.5	Ninety-Eighth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of October 21, 2010. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 5, 2010.)

10.6*	Second Amendment and Restatement of Boston Properties, Inc. 1997 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit A to Boston Properties, Inc.’s Proxy Statement on Schedule 14A filed on April 6, 2007.)

10.7*	Form of 2008 Outperformance Award Agreement. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 29, 2008.)

10.8*	Form of 2011 Outperformance Award Agreement. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 21, 2011.)

10.9*	Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.59 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 15, 2005.)

10.10*	First Amendment to the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.60 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 15, 2005.)

10.11*	Second Amendment to the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.61 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 15, 2005.)

10.12*	Boston Properties Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2009. (Incorporated by reference to Exhibit 10.10 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.13*	Employment Agreement by and between Mortimer B. Zuckerman and Boston Properties, Inc. dated as of January 17, 2003. (Incorporated by reference to Exhibit 10.7 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.14*	First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.15*	Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.13 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.16*	Employment Agreement by and between Douglas T. Linde and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.12 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.17*	First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Douglas T. Linde. (Incorporated by reference to Exhibit 10.3 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.18*	Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Douglas T. Linde. (Incorporated by reference to Exhibit 10.19 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.19*	Amended and Restated Employment Agreement by and between Raymond A. Ritchey and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.15 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.20*	First Amendment to Amended and Restated Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Raymond A. Ritchey. (Incorporated by reference to Exhibit 10.4 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.21*	Second Amendment to Amended and Restated Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Raymond A. Ritchey. (Incorporated by reference to Exhibit 10.22 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.22*	Amended and Restated Employment Agreement by and between E. Mitchell Norville and Boston Properties, Inc. dated as of August 25, 2005. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2005.)

10.23*	First Amendment to Amended and Restated Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and E. Mitchell Norville. (Incorporated by reference to Exhibit 10.5 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.24*	Second Amendment to Amended and Restated Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and E. Mitchell Norville. (Incorporated by reference to Exhibit 10.25 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.25*	Employment Agreement by and between Michael E. LaBelle and Boston Properties, Inc. dated as of January 24, 2008. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 29, 2008.)

10.26*	First Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Michael E. LaBelle. (Incorporated by reference to Exhibit 10.27 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.27*	Employment Agreement by and between Peter D. Johnston and Boston Properties, Inc. dated as of August 25, 2005. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2005.)

10.28*	First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Peter D. Johnston. (Incorporated by reference to Exhibit 10.6 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.29*	Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Peter D. Johnston. (Incorporated by reference to Exhibit 10.30 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.30*	Employment Agreement by and between Bryan J. Koop and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.10 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.31*	First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Bryan J. Koop. (Incorporated by reference to Exhibit 10.7 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.32*	Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Bryan J. Koop. (Incorporated by reference to Exhibit 10.33 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.33*	Amended and Restated Employment Agreement by and between Robert E. Selsam and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.16 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.34*	First Amendment to Amended and Restated Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Robert E. Selsam. (Incorporated by reference to Exhibit 10.8 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.35*	Second Amendment to Amended and Restated Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Robert E. Selsam. (Incorporated by reference to Exhibit 10.36 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.36*	Compensation Agreement between Boston Properties, Inc. and Robert E. Selsam, dated as of August 10, 1995 relating to 90 Church Street. (Incorporated by reference to Exhibit 10.26 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)

10.37*	Employment Agreement by and between Robert E. Pester and Boston Properties, Inc. dated as of December 16, 2002. (Incorporated by reference to Exhibit 10.14 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.38*	First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Robert E. Pester. (Incorporated by reference to Exhibit 10.9 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.39*	Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Robert E. Pester. (Incorporated by reference to Exhibit 10.40 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.40*	Employment Agreement by and between Mitchell S. Landis and Boston Properties, Inc. dated as of November 26, 2002. (Incorporated by reference to Exhibit 10.11 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.41*	First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Mitchell S. Landis. (Incorporated by reference to Exhibit 10.10 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.42*	Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Mitchell S. Landis. (Incorporated by reference to Exhibit 10.43 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.43*	Senior Executive Severance Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.17 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.44*	First Amendment to the Senior Executive Severance Agreement, dated as of November 1, 2007, by and among Boston Properties, Inc., Boston Properties Limited Partnership and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.11 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.45*	Second Amendment to the Senior Executive Severance Agreement, dated as of December 15, 2008, by and among Boston Properties, Inc., Boston Properties Limited Partnership and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.46 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.46*	Boston Properties, Inc. Senior Executive Severance Plan. (Incorporated by reference to Exhibit 10.19 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.47*	First Amendment to the Boston Properties, Inc. Senior Executive Severance Plan, dated as of October 18, 2007. (Incorporated by reference to Exhibit 10.13 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.48*	Second Amendment to the Boston Properties, Inc. Senior Executive Severance Plan, dated as of December 15, 2008. (Incorporated by reference to Exhibit 10.52 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.49*	Boston Properties, Inc. Executive Severance Plan, dated as of July 30, 1998. (Incorporated by reference to Exhibit 10.20 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.50*	First Amendment to the Boston Properties, Inc. Executive Severance Plan, dated as of October 18, 2007. (Incorporated by reference to Exhibit 10.14 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.51*	Boston Properties, Inc. Officer Severance Plan, dated as of July 30, 1998. (Incorporated by reference to Exhibit 10.15 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.52*	First Amendment to the Boston Properties, Inc. Officer Severance Plan, dated as of October 18, 2007. (Incorporated by reference to Exhibit 10.16 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.53*	Second Amendment to the Boston Properties, Inc. Officer Severance Plan, dated as of December 15, 2008. (Incorporated by reference to Exhibit 10.57 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.54*	Form of Indemnification Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and certain officers and directors of the Company. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2004.)

10.55*	Director Appointment Agreement, dated as of January 20, 2011, by and between Matthew J. Lustig and Boston Properties, Inc. (Incorporated by reference to Exhibit 10.55 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 25, 2011.)

10.56	Fifth Amended and Restated Revolving Credit Agreement, dated as of August 3, 2006, among Boston Properties Limited Partnership and the banks identified therein and Bank of America, N.A. as administrative agent, swingline lender and fronting bank, JPMorgan Chase Bank, N.A. as syndication agent, and Eurohypo AG-New York Branch, Keybank National Association, Wells Fargo Bank National Association as documentation agents, with The Bank of New York, Citicorp North America, Inc., Citizens Bank of Massachusetts, Deutsche Bank Trust Company, PNC Bank-National Association as co-managing agents and J.P. Morgan Securities Inc. and Banc of America Securities LLC acting as joint lead arrangers and joint bookrunners. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2006.)

10.57	Commitment Increase Agreement, dated as of June 6, 2008, among Boston Properties Limited Partnership and the lenders identified therein. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on June 12, 2008.)

10.58	Commitment Increase Agreement, dated as of July 21, 2008, among Boston Properties Limited Partnership and the lenders identified therein. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on July 23, 2008.)

10.59	Purchase and Sale Agreement, dated as of October 4, 2010, between 100 & 200 Clarendon LLC, a Delaware limited liability company, and Boston Properties Limited Partnership, a Delaware limited partnership. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on October 8, 2010.)

12.1	Statement re Computation of Ratios. (Filed herewith.)

21.1	Subsidiaries of Boston Properties Limited Partnership. (Filed herewith.)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting firm. (Filed herewith.)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

32.2	Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

101

The following materials from Boston Properties Limited Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Capital, (iv) the Consolidated Statements of Comprehensive Income (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

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
Date:
February 25, 2011	By:	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Senior Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Boston Properties, Inc., as general partner of the Registrant, and in the capacities and on the dates indicated.

February 25, 2011

	By:	/s/ MORTIMER B. ZUCKERMAN
Mortimer B. Zuckerman Chairman of the Board and Chief Executive Officer

	By:	/s/ DOUGLAS T. LINDE
Douglas T. Linde Director and President

	By:	/s/ LAWRENCE S. BACOW
Lawrence S. Bacow Director

	By:	/s/ ZOË BAIRD
Zoë Baird Director

	By:	/s/ CAROL B. EINIGER
Carol B. Einiger Director

	By:	/s/ DR. JACOB A. FRENKEL
Dr. Jacob A. Frenkel Director

By:
Matthew J. Lustig Director

	By:	/s/ ALAN J. PATRICOF
Alan J. Patricof Director

	By:	/s/ MARTIN TURCHIN
Martin Turchin Director

By:	/s/ DAVID A. TWARDOCK
David A. Twardock Director

By:	/s/ MICHAEL E. LABELLE
Michael E. LaBelle Senior Vice President, Chief Financial Officer and Principal Financial Officer

By:	/s/ ARTHUR S. FLASHMAN
Arthur S. Flashman Vice President, Controller and Principal Accounting Officer