Form 10-Q
period 2011-06-30
BOSTON PROPERTIES LTD PARTNERSHIP
filed 2011-08-08
CIK 1043121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q

for the quarter ended June 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1—Financial Statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for unit amounts)

	June 30, 2011	December 31, 2010
ASSETS
Real estate, at cost	$11,350,112	$10,497,736
Construction in progress	982,318	1,073,402
Land held for future development	280,210	753,651
Less: accumulated depreciation	(2,423,071)	(2,282,835)

Total real estate	10,189,569	10,041,954
Cash and cash equivalents	780,584	478,948
Cash held in escrows	302,439	308,031
Investments in securities	9,975	8,732
Tenant and other receivables (net of allowance for doubtful accounts of $1,798 and $2,081, respectively)	44,470	60,813
Related party notes receivable	276,375	270,000
Interest receivable from related party note receivable	79,884	69,005
Accrued rental income (net of allowance of $2,252 and $3,116, respectively)	491,878	442,683
Deferred charges, net	449,014	436,019
Prepaid expenses and other assets	92,470	65,663
Investments in unconsolidated joint ventures	772,502	767,252

Total assets	$13,489,160	$12,949,100

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$3,181,469	$3,047,586
Unsecured senior notes (net of discount of $8,163 and $8,402, respectively)	3,016,837	3,016,598
Unsecured exchangeable senior notes (net of discount of $5,892 and $8,249, respectively)	1,743,337	1,721,817
Unsecured line of credit	—	—
Accounts payable and accrued expenses	173,257	186,059
Distributions payable	83,369	81,031
Accrued interest payable	62,046	62,327
Other liabilities	231,702	213,000

Total liabilities	8,492,017	8,328,418

Commitments and contingencies	—	—

Noncontrolling interests:
Redeemable partnership units—1,113,044 preferred units outstanding (1,460,688 common units at redemption value, if converted) at June 30, 2011 and December 31, 2010	155,067	125,765

Redeemable partnership units—17,812,723 and 19,387,871 common units and 1,620,736 and 1,507,164 long term incentive units outstanding at redemption value at June 30, 2011 and December 31, 2010, respectively	2,063,056	1,801,592

Capital:
Boston Properties Limited Partnership partners’ capital—1,658,205 and 1,610,941 general partner units and 144,728,816 and 138,588,164 limited partner units outstanding at June 30, 2011 and December 31, 2010, respectively	2,779,602	2,693,939
Noncontrolling interests in property partnerships	(582)	(614)

Total capital	2,779,020	2,693,325

Total liabilities and capital	$13,489,160	$12,949,100

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands, except for per unit amounts)
Revenue
Rental
Base rent	$348,474	$305,823	$688,009	$608,206
Recoveries from tenants	48,874	44,340	94,770	89,884
Parking and other	21,101	16,423	40,169	31,720

Total rental revenue	418,449	366,586	822,948	729,810
Hotel revenue	8,904	8,371	14,852	14,274
Development and management services	9,098	18,884	16,526	27,828

Total revenue	436,451	393,841	854,326	771,912

Expenses
Operating
Rental	144,875	123,284	284,846	248,269
Hotel	6,281	6,089	12,020	11,357
General and administrative	20,069	17,648	44,712	44,470
Acquisition costs	13	—	85	—
Gain from suspension of development	—	—	—	(7,200)
Depreciation and amortization	109,024	79,345	216,397	160,364

Total expenses	280,262	226,366	558,060	457,260

Operating income	156,189	167,475	296,266	314,652
Other income (expense)
Income from unconsolidated joint ventures	8,882	7,465	16,858	15,375
Interest and other income	1,953	2,117	2,927	3,827
Gains (losses) from investments in securities	6	(678)	379	(478)
Interest expense	(95,236)	(96,755)	(194,387)	(188,784)
Losses from early extinguishments of debt	—	(6,051)	—	(8,221)

Income from continuing operations	71,794	73,573	122,043	136,371
Gain on sale of real estate	—	969	—	2,734

Net income	71,794	74,542	122,043	139,105
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(503)	(864)	(1,032)	(1,668)
Noncontrolling interest—redeemable preferred units	(842)	(836)	(1,665)	(1,728)

Net income attributable to Boston Properties Limited Partnership	$70,449	$72,842	$119,346	$135,709

Basic earnings per common unit attributable to Boston Properties
Limited Partnership
Net income	$0.43	$0.46	$0.73	$0.85

Weighted average number of common units outstanding	165,029	159,660	163,563	159,567

Diluted earnings per common unit attributable to Boston Properties
Limited Partnership
Net income	$0.42	$0.45	$0.73	$0.85

Weighted average number of common and common equivalent units outstanding	165,860	160,373	164,183	160,257

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited and in thousands)

Total Partners’ Capital
Balance at December 31, 2010	$2,693,939

Contributions	405,232
Net income allocable to general and limited partner units	105,060
Distributions	(145,723)
Accumulated other comprehensive loss	1,142
Unearned compensation	2,750
Conversion of redeemable partnership units	47,551
Adjustment to reflect redeemable partnership units at redemption value	(330,349)

Balance at June 30, 2011	$2,779,602

Balance at December 31, 2009	$3,182,020

Contributions	9,984
Net income allocable to general and limited partner units	118,243
Distributions	(139,139)
Accumulated other comprehensive loss	1,622
Unearned compensation	(2,337)
Conversion of redeemable partnership units	3,981
Adjustment to reflect redeemable partnership units at redemption value	(93,338)

Balance at June 30, 2010	$3,081,036

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net income	$71,794	$74,542	$122,043	$139,105
Other comprehensive income:
Effective portion of interest rate contracts	—	421	—	421
Amortization of interest rate contracts	648	715	1,297	1,441

Other comprehensive income	648	1,136	1,297	1,862

Comprehensive income	72,442	75,678	123,340	140,967
Comprehensive income attributable to noncontrolling interests	(1,345)	(1,700)	(2,697)	(3,396)

Comprehensive income attributable to Boston Properties Limited Partnership	$71,097	$73,978	$120,643	$137,571

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$122,043	$139,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	216,397	160,364
Non-cash compensation expense	17,765	20,345
Income from unconsolidated joint ventures	(16,858)	(15,375)
Distributions of net cash flow from operations of unconsolidated joint ventures	17,442	4,674
Losses (gains) from investments in securities	(379)	478
Non-cash portion of interest expense	27,014	28,594
Settlement of accreted debt discount on repurchases of unsecured exchangeable senior notes	—	(13,230)
Losses from early extinguishments of debt	—	8,221
Gain from suspension of development	—	(7,200)
Gain on sale of real estate	—	(2,734)
Change in assets and liabilities:
Cash held in escrows	(4,408)	(3,515)
Tenant and other receivables, net	16,346	10,548
Accrued rental income, net	(49,195)	(37,933)
Prepaid expenses and other assets	(6,505)	(4,701)
Accounts payable and accrued expenses	169	(34,421)
Accrued interest payable	(281)	4,463
Other liabilities	(28,517)	(29,489)
Tenant leasing costs	(20,932)	(17,690)

Total adjustments	168,058	71,399

Net cash provided by operating activities	290,101	210,504

Cash flows from investing activities:
Acquisition of real estate	(41,100)	—
Construction in progress	(137,258)	(181,258)
Building and other capital improvements	(13,390)	(7,403)
Tenant improvements	(28,290)	(63,232)
Proceeds from land transaction	43,887	—
Deposits on real estate released from escrow	10,000	—
Issuance of note receivable	(6,375)	—
Capital contributions to unconsolidated joint ventures	(16,716)	(61,105)
Capital distributions from unconsolidated joint ventures	—	24,990
Investments in securities, net	(864)	2,442

Net cash used in investing activities	(190,106)	(285,566)

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(Unaudited)

	For the six months ended June 30,
	2011	2010
	(in thousands)
Cash flows from financing activities:
Proceeds from mortgage notes payable	453,306	1,464
Repayments of mortgage notes payable	(468,639)	(36,188)
Proceeds from unsecured senior notes	—	699,237
Repurchases of unsecured exchangeable senior notes	—	(172,294)
Deposit on mortgage loan financing	(14,500)	—
Deferred financing costs	(6,220)	(5,651)
Net proceeds from ATM stock issuances	394,717	—
Net proceeds from equity transactions	8,807	6,054
Distributions	(164,830)	(162,045)
Distributions to noncontrolling interest in property partnership	(1,000)	(1,000)

Net cash provided by financing activities	201,641	329,577

Net increase in cash and cash equivalents	301,636	254,515
Cash and cash equivalents, beginning of period	478,948	1,448,933

Cash and cash equivalents, end of period	$780,584	$1,703,448

Supplemental disclosures:
Cash paid for interest	$190,851	$186,067

Interest capitalized	$23,197	$17,110

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$19,154	$652

Mortgage note payable assumed in connection with the acquisition of real estate	$143,900	$—

Distributions declared but not paid	$83,369	$80,865

Conversions of redeemable partnership units to partners’ capital	$47,551	$3,981

Issuance of restricted securities to employees and directors	$25,087	$18,768

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Boston Properties Limited Partnership (the “Company”), a Delaware limited partnership, is the entity through which Boston Properties, Inc., a self-administered and self-managed real estate investment trust (“REIT”), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Boston Properties, Inc. is the sole general partner of the Company and at June 30, 2011 owned an approximate 87.5% (85.9% at June 30, 2010) general and limited partnership interest in the Company. Partnership interests in the Company are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). In addition, in February 2008 and February 2011, the Company issued LTIP Units in connection with the granting to employees of outperformance awards (also referred to as “2008 OPP Units” and “2011 OPP Units,” respectively). Because the rights, preferences and privileges of 2008 OPP Units and 2011 OPP Units differ from other LTIP Units granted to employees as part of the annual compensation process, unless specifically noted otherwise, all references to LTIP Units exclude 2008 OPP Units and 2011 OPP Units. On February 5, 2011, the measurement period for the Company’s 2008 OPP Unit awards expired and Boston Properties, Inc.’s total return to shareholders (“TRS”) was not sufficient for employees to earn and therefore become eligible to vest in any of the 2008 OPP Unit awards. Accordingly, all 2008 OPP Unit awards were automatically forfeited (See Notes 8 and 11).

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

At June 30, 2011, there was one series of Preferred Units outstanding (i.e., Series Two Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Company. Preferred Units may also be converted into OP Units or redeemed for cash at the election of the holder thereof or the Company in accordance with the terms and conditions set forth in the applicable amendment to the partnership agreement (See Note 8).

All references herein to the Company refer to Boston Properties Limited Partnership and its consolidated subsidiaries, collectively, unless the context otherwise requires.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Properties

At June 30, 2011, the Company owned or had interests in a portfolio of 152 commercial real estate properties (the “Properties”) aggregating approximately 42.1 million net rentable square feet, including eight properties under construction totaling approximately 3.4 million net rentable square feet. In addition, the Company has structured parking for approximately 43,539 vehicles containing approximately 14.7 million square feet. At June 30, 2011, the Properties consist of:

•	146 office properties, including 127 Class A office properties (including six properties under construction) and 19 Office/Technical properties;

•	one hotel;

•	three retail properties; and

•	two residential properties (both of which are under construction).

The Company owns or controls undeveloped land parcels totaling approximately 511.6 acres. In addition, the Company has a noncontrolling interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company has pursued the acquisition of value-added investments in assets within its existing markets. The Company’s investments through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At June 30, 2011, the Value-Added Fund had investments in 24 buildings comprised of an office property in Chelmsford, Massachusetts and office complexes in Mountain View, California.

The Company considers Class A office properties to be centrally located buildings that are professionally managed and maintained, attract high-quality tenants and command upper-tier rental rates, and that are modern structures or have been modernized to compete with newer buildings. The Company considers Office/Technical properties to be properties that support office, research and development, laboratory and other technical uses. The Company’s definitions of Class A Office and Office/Technical properties may be different than those used by other companies.

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disclosure required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report in the Company’s Form 10-K for its fiscal year ended December 31, 2010. Certain prior year amounts have been reclassified to conform to the current year presentation.

For purposes of financial reporting disclosures, the Company estimates the fair value of mortgage notes payable, unsecured senior notes and unsecured exchangeable senior notes. The Company discounts the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt and unsecured notes based on current market rates for similar securities. In determining the current market rates, the Company adds its estimates of market spreads to the quoted yields on federal government treasury securities with similar maturity dates to its debt. Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate. The following table presents the aggregate carrying value of the Company’s indebtedness and the Company’s corresponding estimate of fair value as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011			December 31, 2010
	Carrying Amount		Estimated Fair Value	Carrying Amount		Estimated Fair Value
Mortgage notes payable	$3,181,469		$3,265,715	$3,047,586		$3,121,193
Unsecured senior notes	3,016,837		3,218,348	3,016,598		3,241,542
Unsecured exchangeable senior notes	1,743,337	(1)	2,000,833	1,721,817	(1)	1,929,291

Total	$7,941,643		$8,484,896	$7,786,001		$8,292,026

(1)	Includes the net impact of Accounting Standards Codification (“ASC”) ASC 470-20 (formerly known as FSP No. APB 14-1) totaling approximately $74.5 million and $93.6 million at June 30, 2011 and December 31, 2010, respectively.

3. Real Estate Activity During the Six Months Ended June 30, 2011

Acquisitions

On February 1, 2011, the Company completed the acquisition of Bay Colony Corporate Center in Waltham, Massachusetts for an aggregate purchase price of approximately $185.0 million. The purchase price consisted of approximately $41.1 million of cash and the assumption of approximately $143.9 million of indebtedness. The assumed debt is a securitized senior mortgage loan that bears interest at a fixed rate of 6.53% per annum and matures on June 11, 2012. The loan requires interest-only payments with a balloon payment due at maturity. Bay Colony Corporate Center is an approximately 966,000 net rentable square foot, four-building Class A office park situated on a 58-acre site in Waltham, Massachusetts. The following table summarizes the allocation of the aggregate purchase price of Bay Colony Corporate Center at the date of acquisition (in thousands).

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated amortization of the acquired above-market lease intangibles (net of acquired below-market lease intangibles) and the acquired in-place lease intangibles for Bay Colony Corporate Center for the remainder of 2011 and each of the four succeeding years (in thousands).

	Acquired In-Place Lease Intangibles	Acquired Net Above- Market Lease Intangibles
Period from July 1, 2011 through December 31, 2011	$3,388	$302
2012	5,192	520
2013	3,423	349
2014	2,543	221
2015	1,867	300

The accompanying pro forma information for the six months ended June 30, 2011 and 2010 is presented as if the acquisition of Bay Colony Corporate Center on February 1, 2011 had occurred on January 1, 2010. This pro forma information is based upon the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

Pro Forma	Six Months Ended June 30,
(in thousands, except per unit data)	2011	2010
Total revenue	$856,671	$781,458
Income from continuing operations	$121,869	$132,048
Net income attributable to Boston Properties Limited Partnership	$119,172	$131,386
Basic earnings per unit:
Net income per share attributable to Boston Properties Limited Partnership	$0.73	$0.82
Diluted earnings per unit:
Net income per share attributable to Boston Properties Limited Partnership	$0.73	$0.82

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

On May 1, 2011, the Company placed in-service approximately 16% of its 510 Madison Avenue development project located in New York City. 510 Madison Avenue is an approximately 347,000 net rentable square foot Class A office property.

On May 11, 2011, the Company partially placed in-service the Residences on The Avenue, the residential component of its 2221 I Street, NW development project located in Washington, DC. The residential component is comprised of 335 units and retail space aggregating approximately 325,000 square feet.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 24, 2011, the Company signed a lease with a law firm for approximately 184,000 square feet at 250 West 55th Street in New York City. In conjunction with the execution of the lease, the Company has resumed development of the planned approximately 989,000 square foot Class A office project and has commenced capitalization of interest.

Dispositions

On May 23, 2011, the Company entered into a ground lease for 75 Ames Street, a vacant land parcel in Cambridge, Massachusetts located on the same site as the Company’s Cambridge Center West Garage property and adjacent to the Company’s Seven Cambridge Center property, to a third party. In addition, the Company entered into a development agreement to serve as project manager for a 250,000 square foot research laboratory building to be developed on the site at the ground lessee’s expense and will also serve, upon completion of development, as property manager. The terms of the ground lease require the Company to form a condominium for the site upon completion of the development, at which time each party will subject their respective interests in the buildings and land to the condominium and will in turn be conveyed a condominium unit comprised of their respective building as well as an undivided ownership interest in the land. Gross proceeds to the Company are expected to be $56.8 million, including $11.4 million in development fees for the Company’s services. As of June 30, 2011, the Company has received approximately $47.4 million and anticipates receiving another $9.4 million in development fees through the third quarter of 2014. The cash received under the ground lease will initially be recognized as unearned revenue and recognized over the 99-year term of the ground lease. The Company will recognize approximately $459,000 per year in ground lease payments prior to the anticipated conveyance of the condominium interest in 2014. Upon completion of the development and conveyance of the condominium interest, the transaction and related remaining costs will be accounted for and recognized as a gain on sale of real estate in accordance with ASC 360-20 “Real Estate Sales.”

On June 6, 2011, the Company terminated its agreement, dated April 21, 2011, to sell its Carnegie Center portfolio located in Princeton, New Jersey for approximately $468.0 million. Carnegie Center is a sixteen building Class A office park set on 560 acres and totaling more than 2.0 million net rentable square feet. Under the terms of the agreement, either party had the right to terminate the agreement at any time without any cost or payment to the other party.

4. Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consist of the following at June 30, 2011:

Entity	Properties	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50.0%
The Metropolitan Square Associates LLC	Metropolitan Square	51.0%
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(1)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3	%(2)
RBP Joint Venture LLC	Eighth Avenue and 46th Street	50.0	%(3)
Boston Properties Office Value-Added Fund, L.P.	300 Billerica Road and Mountain View Research and Technology Parks	37.6	%(1)(4)
Annapolis Junction NFM, LLC	Annapolis Junction	50.0	%(5)
767 Venture, LLC	The General Motors Building	60.0%
2 GCT Venture LLC	Two Grand Central Tower	60.0%
540 Madison Venture LLC	540 Madison Avenue	60.0%
125 West 55th Street Venture LLC	125 West 55th Street	60.0%
500 North Capitol LLC	500 North Capitol Street, NW	30.0%

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(2)	The Company’s wholly-owned entity that owns the office component of the project owns a 33.3% interest in the entity owning the land and infrastructure of the project.
(3)	This property consists of assembled land.
(4)	Represents the Company’s effective ownership interest. The Company has a 25.0% interest in the 300 Billerica Road property and a 39.5% interest in the Mountain View Research and Technology Park properties.
(5)	Comprised of one building, one building under construction and two undeveloped land parcels.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
ASSETS
Real estate and development in process, net	$5,000,878	$5,028,851
Other assets	734,831	749,308

Total assets	$5,735,709	$5,778,159

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable	$3,138,849	$3,151,220
Other liabilities	929,977	969,082
Members’/Partners’ equity	1,666,883	1,657,857

Total liabilities and members’/partners’ equity	$5,735,709	$5,778,159

Company’s share of equity	$925,970	$924,235
Basis differentials(1)	(153,468)	(156,983)

Carrying value of the Company’s investments in unconsolidated joint ventures	$772,502	$767,252

(1)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials occur from impairment of investments and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The combined summarized statements of operations of the unconsolidated joint ventures are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Total revenue(1)	$144,987	$151,129	$290,632	$302,091
Expenses
Operating	42,272	42,833	85,114	84,537
Interest	57,007	59,249	114,768	117,585
Depreciation and amortization	48,243	57,391	98,880	114,215

Total expenses	147,522	159,473	298,762	316,337

Net loss	$(2,535)	$(8,344)	$(8,130)	$(14,246)

Company’s share of net loss	$(2,284)	$(3,775)	$(5,339)	$(6,720)
Basis differential	1,759	2,516	3,515	4,793
Elimination of inter-entity interest on partner loan	9,407	8,724	18,682	17,302

Income (loss) from unconsolidated joint ventures	$8,882	$7,465	$16,858	$15,375

(1)	Includes straight-line rent adjustments of $4.0 million and $5.6 million for the three months ended June 30, 2011 and 2010, respectively, and $8.1 million and $13.8 million for the six months ended June 30, 2011 and 2010, respectively. Includes net “above-” and “below-market” rent adjustments of $29.2 million and $30.4 million for the three months ended June 30, 2011 and 2010, respectively, and $58.7 million and $67.2 million for the six months ended June 30, 2011 and 2010, respectively.

On March 16, 2011, the Company’s Value-Added Fund extended the maturity date by two months to May 31, 2011 of the mortgage loan collateralized by its Mountain View Technology Park property located in Mountain View, California totaling approximately $24.7 million. The mortgage loan bears interest at a variable rate equal to LIBOR plus 1.50% per annum and was scheduled to mature on March 31, 2011. On June 29, 2011, the Company’s Value-Added Fund extended the maturity date to November 15, 2011.

On March 26, 2011, a joint venture in which the Company has a 30% interest removed from service and commenced the redevelopment of 500 North Capitol Street, NW located in Washington, DC. On January 18, 2011, the joint venture entered into a lease with a law firm for approximately 171,000 square feet of space.

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

On June 3, 2011, a joint venture in which the Company has a 50% interest amended its joint venture agreement to add a new development project to its Annapolis Junction property located in Annapolis, Maryland. The outside joint venture partner contributed the improved parcel of land and the Company contributed cash for its 50% interest. The development project is an approximately 120,000 net rentable square foot Class A office project.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 28, 2011, the Company’s Value-Added Fund modified the mortgage loan collateralized by its Mountain View Research Park property located in Mountain View, California. The mortgage loan totaling approximately $112.3 million bore interest at a variable rate equal to LIBOR plus 1.75% per annum and had matured on May 31, 2011. The new mortgage loan totaling $92.0 million bears interest at a variable rate equal to LIBOR plus 2.50% per annum and matures on May 31, 2014. In connection with the loan modification, the joint venture repaid approximately $20.3 million of the previous mortgage loan utilizing unfunded capital commitments from the joint venture’s partners on a pro rata basis, existing cash reserves and the proceeds from a loan from the Company. The loan from the Company consists of an agreement to lend up to $12.0 million to the Company’s Value-Added Fund, of which approximately $6.4 million has been advanced. The loan from the Company bears interest at a fixed rate of 10.0% per annum and matures on May 31, 2014.

5. Mortgage Notes Payable

On January 12, 2011, the Company notified the master servicer of the non-recourse mortgage loan collateralized by its Montvale Center property located in Gaithersburg, Maryland that the cash flows generated from the property were insufficient to fund debt service payments and capital improvements necessary to lease and operate the property and that the Company was not prepared to fund any cash shortfalls. Accordingly, the Company requested that the loan be placed with the special servicer. The Company has ceased making debt service payments and is currently in default. The Company is currently accruing interest at the default interest rate of 9.93% per annum.

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

On May 11, 2011, the Company refinanced at maturity its mortgage loan collateralized by its 601 Lexington Avenue property located in New York City totaling approximately $453.3 million utilizing the proceeds of a draw under its Unsecured Line of Credit, which borrowing was secured by a mortgage on the property. The mortgage loan bore interest at a fixed rate of 7.19% per annum.

6. Unsecured Line of Credit

On June 24, 2011, the Company amended and restated the revolving credit agreement governing the Company’s Unsecured Line of Credit, which (1) reduced the total commitment from $1.0 billion to $750.0 million, (2) extended the maturity date from August 3, 2011 to June 24, 2014, with a provision for a one-year extension at the Company’s option, subject to certain conditions and the payment of an extension fee equal to 0.20% of the total commitment then in effect, and (3) increased the per annum variable interest rates available, which resulted in an increase of the per annum variable interest rate on outstanding balances from Eurodollar plus 0.475% per annum to Eurodollar plus 1.225% per annum. Under the amended Unsecured Line of Credit, the Company may increase the total commitment to $1.0 billion, subject to syndication of the increase. In addition, a facility fee currently equal to an aggregate of 0.225% per annum of the total commitment is payable by the Company in equal quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in the Company’s unsecured debt ratings. The Unsecured Line of Credit is a recourse obligation of the Company. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a reduced interest rate. At June 30, 2011, the Company had an outstanding balance on the Unsecured Line of Credit of approximately $453.3 million, which is collateralized by the Company’s 601 Lexington Avenue property and included in Mortgage Notes Payable.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The terms of the Unsecured Line of Credit require that the Company maintain a number of customary financial and other covenants on an ongoing basis, including: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (5) a minimum net worth requirement of $3.5 billion, (6) an unsecured debt interest coverage ratio of at least 1.75 and (7) limitations on permitted investments, development, partially owned entities, business outside of commercial real estate and commercial non-office properties. At June 30, 2011, the Company was in compliance with each of these financial and other covenant requirements.

7. Commitments and Contingencies

General

In the normal course of business, the Company guarantees its performance of services or indemnifies third parties against its negligence.

The Company has letter of credit and performance obligations of approximately $16.3 million related to lender and development requirements.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

In connection with the assumption of the General Motors Building’s secured loan by the Company’s unconsolidated joint venture, 767 Venture, LLC, the Company guaranteed the unconsolidated joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of June 30, 2011, the maximum funding obligation under the guarantee was approximately $21.3 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.

In connection with the refinancing in March 2010 of the 125 West 55th Street property’s secured loan by the Company’s unconsolidated joint venture, 125 West 55th Street Venture LLC, the Company has guaranteed the unconsolidated joint venture’s obligation to fund an escrow related to certain lease rollover costs in lieu of an initial cash deposit for the full amount. The maximum funding obligation under the guarantee was $21.3 million. At closing, the joint venture funded a $10.0 million cash deposit into the escrow account and the remaining $11.3 million will be further reduced with scheduled monthly deposits into the escrow account from operating cash flows. As of June 30, 2011, the remaining funding obligation under the guarantee was approximately $4.5 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

8. Noncontrolling Interests

Noncontrolling interests relate to the interests in the Company not owned by Boston Properties, Inc. and interests in property partnerships not wholly-owned by the Company. As of June 30, 2011, the noncontrolling interests consisted of 17,812,723 OP Units, 1,620,736 LTIP Units, 400,000 2011 OPP Units and 1,113,044 Series Two Preferred Units (or 1,460,688 OP Units on an as converted basis) held by parties other than Boston Properties, Inc.

Noncontrolling Interest—Redeemable Preferred Units

The Preferred Units at June 30, 2011 consisted solely of 1,113,044 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) 6.00% per annum on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). The holders of Series Two Preferred Units have the right to require the Company to redeem their units for cash at the

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

redemption price of $50.00 per unit on May 14, 2012, May 14, 2013 and May 12, 2014. The maximum number of units that may be required to be redeemed from all holders on each of these dates is 1,007,662, which is one-sixth of the number of Series Two Preferred Units that were originally issued. The holders also had the right to have their Series Two Preferred Units redeemed for cash on May 12, 2009, May 12, 2010 and May 12, 2011, although no holder exercised such right. On May 14, 2013 and May 12, 2014, the Company also has the right, subject to certain conditions, to redeem Series Two Preferred Units for cash or to convert into OP Units any Series Two Preferred Units that are not redeemed when they are eligible for redemption.

On February 15, 2011, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.75616 per unit. On May 16, 2011, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.73151 per unit.

Due to the redemption option and the conversion option existing outside the control of the Company, the Preferred Units are not included in Partners’ Capital and are reflected in the Consolidated Balance Sheets at an amount equivalent to the value of such units had such units been redeemed at June 30, 2011. The value of the Series Two Preferred Units had all of such units been converted and then redeemed at June 30, 2011 was approximately $155.1 million based on the closing price of Boston Properties, Inc.’s common stock of $106.16 per share on that date.

The following table reflects the activity of the noncontrolling interests—redeemable preferred units for the six months ended June 30, 2011 and 2010 (in thousands):

Balance at January 1, 2011	$125,765
Net income	1,665
Distributions	(1,665)
Reallocation of partnership interest	29,302

Balance at June 30, 2011	$155,067

Balance at January 1, 2010	$97,968
Net income	1,728
Distributions	(1,728)
Reallocation of partnership interest	6,237

Balance at June 30, 2010	$104,205

Noncontrolling Interest—Common Units

During the six months ended June 30, 2011, 1,649,708 OP Units were presented by the holders for redemption (including 43,048 OP Units issued upon conversion of LTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.

At June 30, 2011, the Company had outstanding 400,000 2011 OPP Units (See Note 10). Prior to the measurement date on January 31, 2014, 2011 OPP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of 2011 OPP Units, both vested and unvested, that 2011 OPP award recipients have earned, if any, based on the establishment of an outperformance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On January 28, 2011, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.50 per unit, and a distribution on the 2008 OPP Units in the amount of $0.05 per unit, to holders of record as of the close of business on December 31, 2010. On April 29, 2011, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.50 per unit, and a distribution on the 2011 OPP Units in the amount of $0.05 per unit, to holders of record as of the close of business on March 31, 2011. On June 17, 2011, Boston Properties, Inc., as general partner of the Company, declared a distribution on the OP Units and LTIP Units in the amount of $0.50 per unit and a distribution on the 2011 OPP Units in the amount of $0.05 per unit, in each case payable on July 29, 2011 to holders of record as of the close of business on June 30, 2011.

The following table reflects the activity of the noncontrolling interests—redeemable common units for the six months ended June 30, 2011 and 2010 (in thousands):

Balance at January 1, 2011	$1,801,592
Contributions	23,379
Net income	14,286
Distributions	(19,780)
Conversion of redeemable partnership units	(47,551)
Unearned compensation	(10,072)
Accumulated other comprehensive loss	155
Adjustment to reflect redeemable partnership units at redemption value	301,047

Balance at June 30, 2011	$2,063,056

Balance at January 1, 2010	$1,431,666
Contributions	14,838
Net income	17,466
Distributions	(21,507)
Conversion of redeemable partnership units	(3,981)
Unearned compensation	3,914
Accumulated other comprehensive loss	240
Adjustment to reflect redeemable partnership units at redemption value	87,101

Balance at June 30, 2010	$1,529,737

Pursuant to the Company’s Partnership Agreement, certain limited partners in the Company have the right to redeem all or any portion of their interest for cash from the Company. However, Boston Properties, Inc. may elect to acquire the limited partner’s interest by issuing its Common Stock in exchange for the interest. The amount of cash to be paid to the limited partner if the redemption right is exercised and Boston Properties, Inc. does not elect to issue its Common Stock is based on the trading price of Boston Properties, Inc.’s common stock at that time. Due to the redemption option existing outside the control of the Company, such limited partners’ units are not included in Partners’ Capital. The value of the OP Units not owned by Boston Properties, Inc. (including LTIP Units assuming that all conditions have been met for the conversion thereof) had all of such units been redeemed at June 30, 2011 was approximately $2.06 billion based on the closing price of Boston Properties, Inc.’s common stock of $106.16 per share.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Noncontrolling Interest—Property Partnerships

The noncontrolling interests in property partnerships consist of the outside equity interest in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $(0.6) million at June 30, 2011 and December 31, 2010, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.

The following table reflects the activity of the noncontrolling interests—property partnerships for the six months ended June 30, 2011 and 2010 (in thousands):

Balance at January 1, 2011	$(614)
Net income	1,032
Distributions	(1,000)

Balance at June 30, 2011	$(582)

Balance at January 1, 2010	$5,671
Net income	1,668
Distributions	(1,000)

Balance at June 30, 2010	$6,339

9. Partners’ Capital

As of June 30, 2011, Boston Properties, Inc. owned 1,658,205 general partnership units and 144,728,816 limited partnership units.

During the six months ended June 30, 2011, Boston Properties, Inc. utilized its “at the market” (ATM) stock offering program to issue an aggregate of 4,228,993 shares of Common Stock for gross proceeds of approximately $400.0 million and net proceeds of approximately $394.7 million. No amount remains available for issuance under this ATM program. Boston Properties, Inc. contributed the net proceeds from such sales to the Company in exchange for a number of OP Units equal to the number of shares issued. The Company intends to use the net proceeds from the sales for general business purposes, which may include investment opportunities and debt reduction. Boston Properties, Inc.’s ATM stock offering program provided Boston Properties, Inc. with the ability to sell from time to time up to an aggregate of $400.0 million of its common stock through sales agents over a three-year period.

On June 2, 2011, Boston Properties, Inc. established a new ATM stock offering program through which it may sell from time to time up to an aggregate of $600.0 million of its common stock through sales agents over a three-year period. Boston Properties, Inc. did not issue any shares of common stock under this ATM program during the six months ended June 30, 2011.

During the six months ended June 30, 2011, the Company issued 299,263 OP Units to Boston Properties, Inc. in connection with the exercise by certain employees of options to purchase Common Stock of Boston Properties, Inc.

During the six months ended June 30, 2011 Boston Properties, Inc. acquired 1,649,708 OP Units in connection with the redemption of an equal number of redeemable OP Units from third parties.

On January 28, 2011, the Company paid a distribution in the amount of $0.50 per OP Unit to unitholders of record as of the close of business on December 31, 2010. On April 29, 2011, the Company paid a distribution in the amount of $0.50 per OP Unit to unitholders of record as of the close of business on March 31, 2011. On June 17, 2011, Boston Properties, Inc.’s Board of Directors declared a distribution in the amount of $0.50 per OP Unit payable on July 29, 2011 to unitholders of record as of the close of business on June 30, 2011.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Earnings Per Common Unit

The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership by the weighted-average number of common units outstanding during the period. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of the Company. As a result, the Series Two Preferred Units are considered participating securities and are included in the computation of basic and diluted earnings per common unit of the Company if the effect of applying the if-converted method is dilutive. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common unit pursuant to the two-class method. As a result, unvested restricted common stock of Boston Properties, Inc. and the Company’s LTIP Units, 2008 OPP Units and 2011 OPP Units are considered participating securities and are included in the computation of basic and diluted earnings per common unit of the Company if the effect of applying the if-converted method is dilutive. Because the 2008 OPP Units and 2011 OPP Units require Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes such units from the diluted earnings per common unit calculation. For the three and six months ended June 30, 2011, assuming the measurement period for the 2011 OPP Units ended on June 30, 2011, the Company’s total return to stockholders compared to the absolute and relative return thresholds for the 2011 OPP Units would have resulted in participants earning the full outperformance awards. As a result, the 2011 OPP Units have been included in the diluted earnings per common unit calculation. For the three and six months ended June 30, 2010, the absolute and relative return thresholds for the 2008 OPP Units were not met and as a result the 2008 OPP Units have been excluded from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 19,165,000 and 20,547,000 redeemable common units for the three months ended June 30, 2011 and 2010, respectively, and approximately 19,573,000 and 20,545,000 redeemable common units for the six months ended June 30, 2011 and 2010, respectively.

	For the three months ended June 30, 2011
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$70,449	165,029	$0.43
Effect of Dilutive Securities:
Stock Based Compensation	—	831	(0.01)

Diluted Earnings:
Net income	$70,449	165,860	$0.42

	For the three months ended June 30, 2010
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$72,842	159,660	$0.46
Effect of Dilutive Securities:
Stock Based Compensation	—	713	(0.01)

Diluted Earnings:
Net income	$72,842	160,373	$0.45

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the six months ended June 30, 2011
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$119,346	163,563	$0.73
Effect of Dilutive Securities:
Stock Based Compensation	—	620	(0.00)

Diluted Earnings:
Net income	$119,346	164,183	$0.73

	For the six months ended June 30, 2010
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$135,709	159,567	$0.85
Effect of Dilutive Securities:
Stock Based Compensation	—	690	(0.00)

Diluted Earnings:
Net income	$135,709	160,257	$0.85

11. Stock Option and Incentive Plan

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Rewards earned with respect to 2011 OPP Awards will vest 25% on February 1, 2014, 25% on February 1, 2015 and 50% on February 1, 2016, based on continued employment. Vesting will be accelerated in the event of a change in control of Boston Properties, Inc., termination of employment without cause, termination of employment by the award recipient for good reason, death, disability or retirement, although restrictions on transfer will continue to apply in certain of these situations. All determinations, interpretations and assumptions relating to the calculation of performance and vesting relating to 2011 OPP Awards will be made by the Compensation Committee. 2011 OPP Awards will be in the form of LTIP Units. LTIP Units will be issued prior to the determination of the outperformance pool, but will remain subject to forfeiture depending on the extent of rewards earned with respect to 2011 OPP Awards. The number of LTIP Units issued initially to recipients of the 2011 OPP Awards is an estimate of the maximum number of LTIP Units that they could earn, based on certain assumptions. The number of LTIP Units actually earned by each award recipient will be determined at the end of the performance measurement period by dividing his or her share of the outperformance pool by the average closing price of a REIT Share for the 15 trading days immediately preceding the measurement date. Total return for Boston Properties, Inc. and for the SNL Equity REIT Index over the three-year measurement period and other circumstances will determine how many LTIP Units are earned by each recipient; if they are fewer than the number issued initially, the balance will be forfeited as of the performance measurement date. Prior to the measurement date, LTIP units issued on account of 2011 OPP Awards will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of LTIP Units, both vested and unvested, which 2011 OPP Award recipients have earned based on the establishment of an outperformance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit. LTIP Units are designed to qualify as “profits interests” in the Operating Partnership for federal income tax purposes. As a general matter, the profits interests characteristics of the LTIP Units mean that initially they will not be economically equivalent in value to an OP Unit. If and when

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

events specified by applicable tax regulations occur, LTIP Units can over time increase in value up to the point where they are equivalent to OP Units on a one-for-one basis. After LTIP Units are fully vested, and to the extent the special tax rules applicable to profits interests have allowed them to become equivalent in value to OP Units, LTIP Units may be converted on a one-for-one basis into OP Units. OP Units in turn have a one-for-one relationship in value with Boston Properties, Inc. common stock, and are exchangeable on such one-for-one basis for cash or, at the election of Boston Properties, Inc., Boston Properties, Inc. common stock.

The 2011 OPP Units were valued at approximately $7.8 million utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the unit on the award date. Assumptions used in the valuations included (1) factors associated with the underlying performance of Boston Properties, Inc.’s stock price and total shareholder return over the term of the performance awards including total stock return volatility and risk-free interest and (2) factors associated with the relative performance of Boston Properties, Inc.’s stock price and total shareholder return when compared to the SNL Equity REIT Index. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. The fair value of the 2011 OPP Units is based on the sum of: (1) the present value of the expected payoff to the OPP Award on the measurement date, if the TRS over the applicable measurement period exceeds performance hurdles of the Absolute and the Relative Components; and (2) the present value of the distributions payable on the 2011 OPP Units. The ultimate reward realized on account of the OPP Award by the holders of the 2011 OPP Units is contingent on the TRS achieved on the measurement date, both in absolute terms and relative to the TRS of the SNL Equity REIT Index. The per unit fair value of each 2011 OPP Unit was estimated on the date of grant using the following assumptions in the Monte Carlo valuation: expected price volatility for Boston Properties, Inc. and the SNL Equity REIT index of 41% and 37%, respectively; a risk free rate of 0.98%; and total dividend payments over the measurement period of $6.10 per share.

During the six months ended June 30, 2011, Boston Properties, Inc. issued 19,030 shares of restricted common stock and 146,844 non-qualified stock options and the Company issued 190,067 LTIP Units and 400,000 2011 OPP Units to employees and non-employee directors under the 1997 Plan. Employees and directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2011 OPP Unit. An LTIP Unit is generally the economic equivalent of a share of restricted stock in Boston Properties, Inc. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. Grants of restricted stock and LTIP Units vest in four equal annual installments. Restricted stock and LTIP Units are measured at fair value on the date of grant based on the number of shares or units granted, as adjusted for forfeitures, and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted stock granted during the six months ended June 30, 2011 were valued at approximately $1.8 million ($93.40 per share weighted-average). The non-qualified stock options granted during the six months ended June 30, 2011 had a fair value on the date of grant of $24.67 per option, which was computed using the Black-Scholes option-pricing model utilizing the following assumptions: an expected life of 6.0 years, a risk-free interest rate of 2.37%, an expected price volatility of 35.0% and an expected dividend yield of 3.0%. The exercise price of the options is $92.71, which was the closing price of Boston Properties, Inc.’s common stock on the date of grant. The LTIP Units granted during the six months ended June 30, 2011 were valued at approximately $16.5 million ($86.74 per unit fair value weighted-average) using a Monte Carlo simulation method model. The per unit fair value of each LTIP Unit granted was estimated on the date of grant using the following assumptions: an expected life of 5.8 years, a risk-free interest rate of 2.22% and an expected price volatility of 30.0%. As the 2011 OPP Awards are subject to both a service condition and a market

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

condition, the Company recognizes the compensation expense related to the 2011 OPP Awards under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Partners’ Capital in the Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2008 OPP Units and 2011 OPP Units was approximately $5.6 million and $6.1 million for the three months ended June 30, 2011 and 2010, respectively, and approximately $17.2 million and $19.9 million for the six months ended June 30, 2011 and 2010, respectively. Upon the conclusion of the three-year measurement period in February 2011, the 2008 OPP Awards were not earned, the program was terminated and the Company accelerated the then remaining unrecognized compensation expense totaling approximately $4.3 million during the six months ended June 30, 2011. For the six months ended June 30, 2010, stock-based compensation expense includes an aggregate of approximately $5.8 million of remaining previously unvested stock-based compensation granted between 2006 and 2009 to Edward H. Linde, Boston Properties, Inc.’s late Chief Executive Officer, which expense was accelerated as a result of his passing on January 10, 2010. At June 30, 2011, there was $34.3 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and $6.6 million of unrecognized compensation expense related to unvested 2011 OPP Units that is expected to be recognized over a weighted-average period of approximately 2.8 years.

12. Segment Information

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Greater Boston, Greater Washington, DC, Midtown Manhattan, Greater San Francisco and New Jersey. Segments by property type include: Class A Office, Office/Technical, Residential and Hotels.

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services, general and administrative expenses, acquisition costs, interest expense, depreciation and amortization expense, gain from suspension of development, gains (losses) from investments in securities, losses from early extinguishments of debt, income from unconsolidated joint ventures, gain on sale of real estate and noncontrolling interests are not included in Net Operating Income as internal reporting addresses these items on a corporate level.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information by geographic area and property type:

Three months ended June 30, 2011 (dollars in thousands):

	Greater Boston	Greater Washington, DC	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$136,126	$86,752	$113,407	$54,168	$15,811	$406,264
Office/Technical	7,659	3,950	—	—	—	11,609
Residential	—	576	—	—	—	576
Hotel	8,904	—	—	—	—	8,904

Total	152,689	91,278	113,407	54,168	15,811	427,353

% of Total	35.73%	21.36%	26.54%	12.67%	3.70%	100.00%
Real Estate Operating Expenses:
Class A	51,070	24,676	37,378	20,118	7,487	140,729
Office/Technical	2,412	1,011	—	—	—	3,423
Residential	—	723	—	—	—	723
Hotel	6,281	—	—	—	—	6,281

Total	59,763	26,410	37,378	20,118	7,487	151,156

% of Total	39.54%	17.47%	24.73%	13.31%	4.95%	100.00%

Net Operating Income	$92,926	$64,868	$76,029	$34,050	$8,324	$276,197

% of Total	33.64%	23.49%	27.53%	12.33%	3.01%	100.00%

Three months ended June 30, 2010 (dollars in thousands):

	Greater Boston	Greater Washington, DC	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$91,479	$82,573	$110,976	$53,484	$16,526	$355,038
Office/Technical	7,597	3,951	—	—	—	11,548
Residential	—	—	—	—	—	—
Hotel	8,371	—	—	—	—	8,371

Total	107,447	86,524	110,976	53,484	16,526	374,957

% of Total	28.66%	23.07%	29.60%	14.26%	4.41%	100.00%
Real Estate Operating Expenses:
Class A	33,919	22,052	36,824	19,621	7,792	120,208
Office/Technical	2,107	969	—	—	—	3,076
Residential	—	—	—	—	—	—
Hotel	6,089	—	—	—	—	6,089

Total	42,115	23,021	36,824	19,621	7,792	129,373

% of Total	32.55%	17.80%	28.46%	15.17%	6.02%	100.00%

Net Operating Income	$65,332	$63,503	$74,152	$33,863	$8,734	$245,584

% of Total	26.60%	25.86%	30.19%	13.79%	3.56%	100.00%

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six months ended June 30, 2011 (dollars in thousands):

	Greater Boston	Greater Washington, DC	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$263,554	$170,094	$226,414	$107,061	$32,090	$799,213
Office/Technical	15,217	7,942	—	—	—	23,159
Residential	—	576	—	—	—	576
Hotel	14,852	—	—	—	—	14,852

Total	293,623	178,612	226,414	107,061	32,090	837,800

% of Total	35.05%	21.32%	27.02%	12.78%	3.83%	100.00%
Real Estate Operating Expenses:
Class A	98,967	48,185	75,092	39,452	15,402	277,098
Office/Technical	4,892	2,133	—	—	—	7,025
Residential	—	723	—	—	—	723
Hotel	12,020	—	—	—	—	12,020

Total	115,879	51,041	75,092	39,452	15,402	296,866

% of Total	39.03%	17.19%	25.30%	13.29%	5.19%	100.00%

Net Operating Income	$177,744	$127,571	$151,322	$67,609	$16,688	$540,934

% of Total	32.86%	23.58%	27.97%	12.50%	3.09%	100.00%

Six months ended June 30, 2010 (dollars in thousands):

	Greater Boston	Greater Washington, DC	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$179,686	$166,418	$220,918	$106,631	$33,005	$706,658
Office/Technical	15,181	7,971	—	—	—	23,152
Residential	—	—	—	—	—	—
Hotel	14,274	—	—	—	—	14,274

Total	209,141	174,389	220,918	106,631	33,005	744,084

% of Total	28.11%	23.44%	29.69%	14.33%	4.43%	100.00%
Real Estate Operating Expenses:
Class A	67,399	45,723	74,269	38,731	15,630	241,752
Office/Technical	4,373	2,144	—	—	—	6,517
Residential	—	—	—	—	—	—
Hotel	11,357	—	—	—	—	11,357

Total	83,129	47,867	74,269	38,731	15,630	259,626

% of Total	32.02%	18.43%	28.61%	14.92%	6.02%	100.00%

Net Operating Income	$126,012	$126,522	$146,649	$67,900	$17,375	$484,458

% of Total	26.01%	26.12%	30.27%	14.01%	3.59%	100.00%

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of Net Operating Income to net income attributable to Boston Properties Limited Partnership:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net Operating Income	$276,197	$245,584	$540,934	$484,458
Add:
Development and management services income	9,098	18,884	16,526	27,828
Income from unconsolidated joint ventures	8,882	7,465	16,858	15,375
Interest and other income	1,953	2,117	2,927	3,827
Gains on sales of real estate	—	969	—	2,734
Less:
General and administrative expense	20,069	17,648	44,712	44,470
Acquisition costs	13	—	85	—
Gain from suspension of development	—	—	—	(7,200)
Depreciation and amortization expense	109,024	79,345	216,397	160,364
Losses (gains) from investments in securities	(6)	678	(379)	478
Interest expense	95,236	96,755	194,387	188,784
Losses from early extinguishments of debt	—	6,051	—	8,221
Noncontrolling interest in property partnerships	503	864	1,032	1,668
Noncontrolling interest—redeemable preferred units	842	836	1,665	1,728

Net income attributable to Boston Properties Limited Partnership	$70,449	$72,842	$119,346	$135,709

13. Subsequent Events

On July 1, 2011, the Company placed in-service The Lofts at Atlantic Wharf, the residential component of its Atlantic Wharf development project located in Boston, Massachusetts. The residential component is comprised of 86 units and retail space aggregating approximately 88,000 square feet.

On July 13, 2011, the Company completed and placed in-service the Residences on The Avenue, the residential component of its 2221 I Street, NW development project located in Washington, DC. The residential component is comprised of 335 units and retail space aggregating approximately 325,000 square feet.

On July 14, 2011, the Company entered into a 15-year lease for 100% of a build-to-suit development project with approximately 190,000 net rentable square feet of Class A office space located on land owned by the Company at 17 Cambridge Center in Cambridge, Massachusetts.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	the continuing impact of high unemployment and other macroeconomic trends, which is having and may continue to have a negative effect on the following, among other things:

•	the fundamentals of our business, including overall market occupancy, tenant space utilization, and rental rates;

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

•

risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments, including the impact of higher interest rates on the cost and/or availability of financing;

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

With respect to leasing trends, we believe that rental rates and occupancy levels in all of our markets have stabilized. Leasing trends continue to improve in the Back Bay, Cambridge and Waltham submarkets of Boston, Reston, Virginia, and the Central Business District and suburban submarkets of San Francisco, which suggests that there are pockets of the economy that are growing despite the uncertainty and challenging macroeconomic issues facing the country. These submarkets are experiencing stronger leasing velocity, additional space growth, increasing rental rates and/or lower transaction concessions. The midtown Manhattan market has seen a modest reduction in transaction velocity from its strong activity over the past few quarters. In Washington, DC, the leasing activity in the public sector market has been adversely impacted by the federal budgetary uncertainty and the reductions in discretionary spending programs, while the private sector market has been stable with modest activity.

Overall, during the second quarter of 2011, leases for approximately 1.2 million square feet of space commenced revenue recognition, including leases for approximately 479,000 square feet of first generation space, stemming mostly from completion of development projects, and approximately 761,000 square feet of second generation leases. These second generation leases had an average lease term of approximately 64 months and included an average of approximately 73 days of free rent and total transaction costs, including tenant improvements and leasing commissions, of approximately $22 per square foot. Transaction costs were relatively low compared to recent historical standards due to a high percentage of renewing tenants and leasing activity emanating from suburban locations. The starting gross rents for second generation leases for approximately 1.2 million square feet of space that had been occupied within the prior 12 months increased on average by approximately 2.5% compared to the ending gross rents from the previous leases for this space. Lease terms are highly dependent on location (i.e., whether the property is in a Central Business District or suburban location), whether the lease is a renewal or with a new tenant, and the length of the lease term.

As of June 30, 2011, leases representing approximately 4.0% of the space at our properties expire through December 31, 2011. While rental rates in our markets have stabilized and have begun to increase in select submarkets, as these leases expire, assuming no further change in current market rental rates, we expect the rental rates we are likely to achieve on new leases will generally be less than the rates currently being paid, thereby generally resulting in less revenue from the same space. We estimate that the average rent currently paid by our office tenants for leases that expire during the remainder of 2011 is approximately 10% greater than current market rates for comparable space. Much of this expected roll-down is due to expiring leases at Embarcadero Center in San Francisco, California. Because the individual labor and industry markets may recover at different paces, we may see varying degrees of strength or softness in our core markets.

The improvement in the leasing markets has also provided us the opportunity to utilize our strong development capabilities with the start of approximately $1.1 billion in new ground-up projects. The largest project is the resumption of development of 250 West 55th Street, an approximately 989,000 square foot office tower in midtown Manhattan for which we have signed a lease for 19% of the project and are in the process of resuming construction. In addition, we (1) signed a lease for a 190,000 square foot build-to-suit project for Biogen Idec in Cambridge, Massachusetts, (2) began construction for the Defense Intelligence Agency on its 523,000 square foot headquarters in Reston, Virginia, (3) commenced the redevelopment of 500 North Capitol Street in Washington, DC, which is 74% pre-leased, and (4) started a 120,000 square foot speculative project, our second building in a office development located outside Fort Meade in Annapolis, Maryland.

We believe the successful lease-up and completion of our development pipeline will enhance our long-term return on equity and earnings growth as these developments are placed in-service through 2014. Since the beginning of 2011, we have partially or fully placed in-service Atlantic Wharf, The Lofts at Atlantic Wharf, 2200

Pennsylvania Avenue, the Residences on The Avenue and 510 Madison Avenue. We continue to have discussions with prospective tenants for the commencement of additional developments in our Washington, DC market. We are also finalizing design for the development of a 359 unit residential project adjacent to our mixed-use office and retail complex in Reston Town Center.

We also continue to actively explore acquisition opportunities. Since September 2010, we acquired approximately $1.5 billion of Class A office properties in four transactions. We believe acquisition opportunities will continue to present themselves in 2011. However, potential buyers have also become more aggressive about expectations for a recovery as evidenced by the high level of interest we are seeing in marketed assets. The combination of relatively low interest rates and the abundance of capital seeking high-quality assets may have a dampening effect on return expectations, particularly in our existing core markets. In light of this fact, we are open to investments in new markets both in the United States and possibly outside the United States. We are primarily interested in investing in markets that share common traits with our existing core markets, namely 24-hour world class cities with highly educated work forces, high barriers to entry and a diverse and strong international tenant base, and in which we would expect to establish an operating platform over time. In evaluating other markets, we believe it is important that we understand the political and legal structures and that those structures are stable. We believe, for example, that London fits these parameters, and while an investment there is not imminent, we have been evaluating opportunities in that market, as well as others, and we expect to continue to do so. While our management team is actively seeking opportunities, our management team intends to carefully evaluate the risks inherent in investing in any new markets and maintain our disciplined investment strategy, which focuses on high-quality assets in supply-constrained markets that have historically provided long-term value creation.

These same market conditions which make acquiring assets at attractive yields challenging provide us with the opportunity to sell assets. We currently have our Two Grand Central Tower joint venture asset (our share is 60%) on the market and may consider the sale of other assets in our portfolio. Given the low interest rate environment and the opportunity to further enhance our capital position and elongate our debt maturity schedule, we have also been active in the capital markets. During the second quarter of 2011, we renewed our Unsecured Line of Credit for a term of three years with a maximum commitment of $750 million, which can be increased to $1.0 billion subject to certain conditions. We are actively working to refinance 601 Lexington Avenue, which was previously financed with a secured loan that matured on May 11, 2011 and was temporarily refinanced using our Unsecured Line of Credit. We expect to finalize a new long-term secured mortgage of approximately $725 million with a per annum interest rate of approximately 4.75% during the third quarter of 2011. Our remaining liquidity, including available cash as of August 1, 2011 of approximately $600 million and availability under our $750 million Unsecured Line of Credit, is expected to provide sufficient capacity to fund the completion of our development pipeline and provide capital for future investments. In addition, during the quarter, Boston Properties, Inc. established a new $600 million “at the market” (ATM) equity offering program that provides an additional source of liquidity. We believe the quality of our assets and our strong balance sheet are attractive to lenders’ and equity investors’ current investment selectivity and should enable us to continue to access multiple sources of capital.

Transactions during the three months ended June 30, 2011 included the following:

•

During the second quarter of 2011, Boston Properties, Inc. utilized its “at the market” (ATM) stock offering program to issue an aggregate of 533,778 shares of its common stock for gross proceeds of approximately $50.0 million and net proceeds of approximately $49.3 million. Boston Properties, Inc. contributed the net proceeds from such sales to us in exchange for a number of OP Units equal to the number of shares issued. We intend to use the net proceeds from the sales for general business purposes, which may include investment opportunities and debt reduction. Boston Properties, Inc.’s ATM stock offering program provided it with the ability to sell from time to time up to an aggregate of $400.0 million of its common stock through sales agents over a three-year period. No amount remains available for issuance under this ATM program.

On June 2, 2011, Boston Properties, Inc. established a new ATM stock offering program through which it may sell from time to time up to an aggregate of $600.0 million of its common stock through sales agents over a three-year period. No shares of common stock have yet been issued under this new ATM program.

•

On May 1, 2011, we placed in-service approximately 16% of our 510 Madison Avenue development project located in New York City. 510 Madison Avenue is an approximately 347,000 net rentable square foot Class A office property.

•

On May 11, 2011, we refinanced at maturity our mortgage loan collateralized by 601 Lexington Avenue in New York City totaling approximately $453.3 million utilizing the proceeds of a draw under our Unsecured Line of Credit, which borrowing was secured by a mortgage on the property. The mortgage loan bore interest at a fixed rate of 7.19% per annum. We expect to enter into a long-term financing during the third quarter of 2011 totaling approximately $725.0 million at a per annum interest rate of approximately 4.75%.

•

On May 11, 2011, we partially placed in-service the Residences on The Avenue, the residential component of our 2221 I Street, NW development project located in Washington, DC. The residential component is comprised of 335 units and retail space aggregating approximately 325,000 square feet. On July 13, 2011, the residential component was completed and placed in-service.

•

On May 23, 2011, we entered into a ground lease for 75 Ames Street, a vacant land parcel in Cambridge, Massachusetts located on the same site as our Cambridge Center West Garage property and adjacent to our Seven Cambridge Center property, to a third party. In addition, we entered into a development agreement to serve as project manager for a 250,000 square foot research laboratory building to be developed on the site at the ground lessee’s expense and will also serve, upon completion of development, as property manager. The terms of the ground lease require us to form a condominium for the site upon completion of the development, at which time each party will subject their respective interests in the buildings and land to the condominium and will in turn be conveyed a condominium unit comprised of their respective building as well as an undivided ownership interest in the land. Gross proceeds to us are expected to be $56.8 million, including $11.4 million in development fees for our services. As of June 30, 2011, we had received approximately $47.4 million and anticipate receiving another $9.4 million in development fees through the third quarter of 2014. The cash received under the ground lease will initially be recognized as unearned revenue and recognized over the 99-year term of the ground lease. We will recognize approximately $459,000 per year in ground lease payments prior to the anticipated conveyance of the condominium interest in 2014. Upon completion of the development and conveyance of the condominium interest, the transaction and related remaining costs will be accounted for and recognized as a gain on sale of real estate in accordance with ASC 360-20 “Real Estate Sales.”

•

On May 24, 2011, we signed a lease with the law firm of Morrison & Foerster LLP for approximately 184,000 square feet at 250 West 55th Street, our planned approximately 989,000 square foot office project in midtown Manhattan. Construction of the project is scheduled to resume as early as the fall of 2011, and the law firm expects to move into the completed building in the spring of 2014. Our incremental cost to complete the project, excluding capitalized interest, is expected to be approximately $400.0 million. Including our investment to date and capitalized interest, the total project cost upon building completion is expected to be approximately $1.05 billion. In conjunction with the execution of the lease, we have resumed development and commenced capitalization of interest on our existing investment in the project of approximately $480.0 million and will capitalize the remaining project costs as incurred.

•

On June 3, 2011, a joint venture in which we have a 50% interest amended its joint venture agreement to add a new development project to its Annapolis Junction property located in Annapolis, Maryland. The outside joint venture partner contributed the improved parcel of land and we contributed cash for our 50% interest. The development project is an approximately 120,000 net rentable square foot Class A office project which is expected to be completed during the first quarter of 2012.

•

On June 6, 2011, we terminated our agreement, dated April 21, 2011, to sell our Carnegie Center portfolio located in Princeton, New Jersey for approximately $468.0 million. Carnegie Center is a sixteen building Class A office park set on 560 acres and totaling more than 2.0 million net rentable square feet. Under the terms of the agreement, either party had the right to terminate the agreement at any time without any cost or payment to the other party. We are not currently marketing the portfolio for sale.

•

On June 24, 2011, we amended and restated the revolving credit agreement governing our Unsecured Line of Credit, which (1) reduced the total commitment from $1.0 billion to $750.0 million, (2) extended the maturity date from August 3, 2011 to June 24, 2014, with a provision for a one-year extension at our option, subject to certain conditions and the payment of an extension fee equal to 0.20% of the total commitment then in effect, and (3) increased the per annum variable interest rates available, which resulted in an increase of the per annum variable interest rate on outstanding balances from Eurodollar plus 0.475% per annum to Eurodollar plus 1.225% per annum. Under the amended Unsecured Line of Credit, we may increase the total commitment to $1.0 billion, subject to syndication of the increase. In addition, a facility fee currently equal to an aggregate of 0.225% per annum of the total commitment is payable in equal quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in our unsecured debt ratings. The amended Unsecured Line of Credit also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to us at a reduced interest rate.

•

On June 28, 2011, our Value-Added Fund modified the mortgage loan collateralized by its Mountain View Research Park property located in Mountain View, California. The mortgage totaling approximately $112.3 million bore interest at a variable rate equal to LIBOR plus 1.75% per annum and had matured on May 31, 2011. The new mortgage loan totaling $92.0 million bears interest at a variable rate equal to LIBOR plus 2.50% per annum and matures on May 31, 2014. In connection with the loan modification, the joint venture repaid approximately $20.3 million of the previous mortgage loan utilizing unfunded capital commitments from the joint venture’s partners on a pro rata basis, existing cash reserves and the proceeds from a loan from us. The loan from us consists of an agreement to lend up to $12.0 million to our Value-Added Fund, of which approximately $6.4 million has been advanced. The loan from us bears interest at a fixed rate of 10.0% per annum and matures on May 31, 2014.

•

On June 29, 2011, our Value-Added Fund extended the maturity date to November 15, 2011 of the mortgage loan collateralized by its Mountain View Technology Park property located in Mountain View, California totaling approximately $24.7 million. The mortgage loan bears interest at a variable rate equal to LIBOR plus 1.50% per annum.

Transactions completed subsequent to June 30, 2011:

•

On July 1, 2011, we placed in-service The Lofts at Atlantic Wharf, the residential component of our Atlantic Wharf development project located in Boston, Massachusetts. The residential component is comprised of 86 units and retail space aggregating approximately 88,000 square feet.

•

On July 1, 2011, we entered into lease amendments with the existing tenant at our three-building complex in Reston, Virginia, which will be redeveloped as the headquarters for the Defense Intelligence Agency. Under the agreements, the tenant will terminate early its leases for approximately 523,000 square feet at the complex and be responsible for certain payments to us aggregating approximately $14.8 million, of which approximately $13.0 million will be recognized in the third and fourth quarters of 2011 with the remaining $1.8 million to be recognized in 2012.

•

On July 14, 2011, we entered into a 15-year lease with Biogen Idec for 100% of a build-to-suit development project with approximately 190,000 net rentable square feet of Class A office space located on land owned by us at 17 Cambridge Center in Cambridge, Massachusetts. We expect that the project will be complete and available for occupancy during the third quarter of 2013.

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

We record acquired “above-” and “below-market” leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.

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

For the three and six months ended June 30, 2011, we recorded approximately $2.6 million and $5.3 million, respectively, of rental revenue representing the net adjustments of rents from “above-” and “below-market” leases. For the three and six months ended June 30, 2011, the impact of the straight-line rent adjustment increased rental revenue by approximately $22.2 million and $40.7 million, respectively. Those amounts exclude the adjustment of rents from “above-” and “below-market” leases and straight-line income from unconsolidated joint ventures, which are disclosed in Note 4 to the Consolidated Financial Statements.

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

If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 6.9 years as of June 30, 2011. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the three and six months ended June 30, 2011 and 2010.

At June 30, 2011 and June 30, 2010, we owned or had interests in a portfolio of 152 and 144 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio are necessarily meaningful. Therefore, the comparison of operating results for the three and six months ended June 30, 2011 and 2010 show separately the changes attributable to the properties that were owned by us and in service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired or Development or Redevelopment Portfolios.

In our analysis of operating results, particularly to make comparisons of net operating income between periods meaningful, it is important to provide information for properties that were in-service and owned by us throughout each period presented. We refer to properties acquired or placed in-service prior to the beginning of the earliest period presented and owned by us and in service through the end of the latest period presented as our Same Property Portfolio. The Same Property Portfolio therefore excludes properties placed in-service, acquired, repositioned or in development or redevelopment after the beginning of the earliest period presented or disposed of prior to the end of the latest period presented.

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income attributable to Boston Properties Limited Partnership, the most directly comparable GAAP financial measure, plus income attributable to noncontrolling interests, (gains) losses from investments in securities, losses from early extinguishments of debt, gain from suspension of development, depreciation and amortization, interest expense, acquisition costs, general and administrative expense, less gain on sale of real estate, income from unconsolidated joint ventures, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

Comparison of the six months ended June 30, 2011 to the six months ended June 30, 2010.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 130 properties totaling approximately 30.7 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2010 and owned and in service through June 30, 2011. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired, repositioned or in development or redevelopment after January 1, 2010 or disposed of on or prior to June 30, 2011. There were no properties that were sold or repositioned after January 1, 2010. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the six months ended June 30, 2011 and 2010 with respect to the properties which were placed in-service, acquired or in development or redevelopment.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Total Property Portfolio
(dollars in thousands)	2011	2010	Increase/ (Decrease)	% Change	2011	2010	2011	2010	2011	2010	2011	2010	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$729,290	$724,994	$4,296	0.59%	$62,183	$—	$29,194	$1,435	$67	$—	$820,734	$726,429	$94,305	12.98%
Termination Income	2,214	3,381	(1,167)	(34.52)%	—	—	—	—	—	—	2,214	3,381	(1,167)	(34.52)%

Total Rental Revenue	731,504	728,375	3,129	0.43%	62,183	—	29,194	1,435	67	—	822,948	729,810	93,138	12.76%

Real Estate Operating Expenses	248,037	246,925	1,112	0.45%	26,494	—	9,293	113	1,022	1,231	284,846	248,269	36,577	14.73%

Net Operating Income, excluding hotel	483,467	481,450	2,017	0.42%	35,689	—	19,901	1,322	(955)	(1,231)	538,102	481,541	56,561	11.75%

Hotel Net Operating Income(1)	2,832	2,917	(85)	(2.91)%	—	—	—	—	—	—	2,832	2,917	(85)	(2.91)%

Consolidated Net Operating Income(1)	486,299	484,367	1,932	0.40%	35,689	—	19,901	1,322	(955)	(1,231)	540,934	484,458	56,476	11.66%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	—	—	16,526	27,828	(11,302)	(40.61)%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	44,712	44,470	242	0.54%
Acquisition costs	—	—	—	—	—		—	—			85	—	85	100.00%
Gain from suspension of development	—	—	—	—	—	—	—	—	—	—	—	(7,200)	7,200	100.00%
Depreciation and amortization	177,985	160,074	17,911	11.19%	29,938	—	8,474	290	—	—	216,397	160,364	56,033	34.94%

Total Other Expenses	177,985	160,074	17,911	11.19%	29,938	—	8,474	290	—	—	261,194	197,634	63,560	32.16%

Operating Income	308,314	324,293	(15,979)	(4.93)%	5,751	—	11,427	1,032	(955)	(1,231)	296,266	314,652	(18,386)	(5.84)%
Other Income:
Income from unconsolidated joint ventures	—	—	—	—	—	—	—	—	—	—	16,858	15,375	1,483	9.65%
Interest and other	—	—	—	—	—	—	—	—	—	—	2,927	3,827	(900)	(23.52)%
Gains (losses) from investments in securities	—	—	—	—	—	—	—	—	—	—	379	(478)	857	179.29%
Other Expenses:
Interest expense	—	—	—	—	—	—	—	—	—	—	194,387	188,784	5,603	2.97%
Losses from early extinguishments of debt	—	—	—	—	—	—	—	—	—	—	—	8,221	(8,221)	(100.00)%

Income from continuing operations											122,043	136,371	(14,328)	(10.51)%
Gains on sales of real estate											—	2,734	(2,734)	(100.00)%

Net income											122,043	139,105	(17,062)	(12.27)%
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships											(1,032)	(1.668)	(636)	(38.13)%
Noncontrolling interest—redeemable preferred units											(1,665)	(1,728)	(63)	(3.65)%

Net Income attributable to Boston Properties Limited Partnership.											$119,346	$135,709	$(16,363)	(12.06)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 40. Hotel Net Operating Income for the six months ended June 30, 2011 and 2010 are comprised of Hotel Revenue of $14,852 and $14,274 less Hotel Expenses of $12,020 and $11,357, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio increased approximately $4.3 million for the six months ended June 30, 2011 compared to 2010. The increase was primarily the result of an increase of approximately $1.0 million in rental revenue from our leases, coupled with increases in parking and other revenue and other recoveries of approximately $2.0 million and $1.3 million, respectively. The increase in rental revenue from our leases of approximately $1.0 million is the result of our average revenue per square foot increasing by approximately $0.25 per square foot, contributing approximately $3.5 million, offset by an approximately $2.5 million decrease due to a decline in occupancy from 92.2% to 91.8%.

We expect rental revenue from the Same Property Portfolio to decline sequentially over the remainder of 2011 and into 2012 as a result of the expiration of leases totaling approximately 187,000 square feet at Embarcadero Center Four in San Francisco during the second half of 2011 and the expiration of an approximately 270,000 square foot lease at 111 Huntington Avenue in Boston in October 2011. Although we have re-leased a portion of the Embarcadero Center Four space and we have re-leased the entire 111 Huntington Avenue space, there will still be an interruption in revenue in the second half of 2011 and into 2012 projected to be approximately $7 million and $16 million, respectively, as we transition between tenancies. In addition, we have begun the redevelopment of the first phase of a two-building redevelopment in Reston, Virginia, which is fully leased to the Defense Intelligence Agency. The first building was removed from service, and therefore also removed from the Same Property Portfolio, in July 2011 and the second building will be similarly removed in the first quarter 2012. These buildings contributed an aggregate of approximately $10.7 million in revenue for the six months ended June 30, 2011. Due to our decreased occupancy at Embarcadero Center Four, 111 Huntington Avenue and the removal from service of the first of the buildings being redeveloped in Reston, Virginia, we expect a decline in our occupancy to approximately 90% by the end of 2011. With an approximately 279,000 square foot lease commencing at 111 Huntington Avenue in January 2012 and the leasing activity we are currently experiencing in San Francisco and Boston, we expect our occupancy to then begin improving during 2012.

Termination Income

Termination income decreased by approximately $1.2 million for the six months ended June 30, 2011 compared to 2010.

Termination income for the six months ended June 30, 2011 related to six tenants across the Same Property Portfolio and totaled approximately $2.2 million, which included approximately $1.8 million of termination income related to a default by a 30,000 square foot law firm tenant in one of our New York City assets.

Termination income for the six months ended June 30, 2010 was related to twelve tenants across the Same Property Portfolio that terminated their leases and totaled approximately $3.4 million, which included approximately $1.6 million of termination income from a small retail tenant in New York City.

On July 1, 2011, we entered into lease amendments with the existing tenant at our three-building complex in Reston, Virginia, which will be redeveloped as the headquarters for the Defense Intelligence Agency. Under the agreements, the tenant will terminate early its leases for approximately 523,000 square feet at the complex and be responsible for certain payments to us aggregating approximately $14.8 million, of which we anticipate approximately $13.0 million will be recognized in the third and fourth quarters of 2011 with the remaining $1.8 million to be recognized in 2012. Once these buildings are placed in redevelopment, they will no longer be considered part of the Same Property Portfolio and any operating results will be shown under the Properties in Development or Redevelopment Portfolio.

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio increased approximately $1.1 million for the six months ended June 30, 2011 compared to 2010 due to a net increase in general property operating expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio increased approximately $17.9 million for the six months ended June 30, 2011 compared to 2010. The increase was primarily the result of the acceleration of depreciation expense during the six months ended June 30, 2011 totaling approximately $21.7 million in anticipation of the planned redevelopment of our 12300 & 12310 Sunrise Valley Drive properties located in Reston, Virginia, partially offset by a decrease in depreciation of approximately $1.8 million resulting from the acceleration of depreciation expense in 2010 related to our decision in 2010 to reclassify three in-service properties to land held for future development that did not recur in 2011. These three properties totaled approximately 131,000 square feet, are currently planned for redevelopment and are no longer held available for lease.

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

On February 1, 2011, we completed the acquisition of Bay Colony Corporate Center in Waltham, Massachusetts for an aggregate purchase price of approximately $185.0 million. Bay Colony Corporate Center is an approximately 966,000 net rentable square foot, four-building Class A office park situated on a 58-acre site in Waltham, Massachusetts.

Rental Revenue

Rental revenue from our Properties Acquired Portfolio increased approximately $62.2 million for the six months ended June 30, 2011 compared to 2010, as detailed below:

Property	Date Acquired	Rental Revenue for the six months ended June 30,
		2011	2010	Change
		(in thousands)
John Hancock Tower and Garage	December 29, 2010	$53,264	$—	$53,264
Bay Colony Corporate Center	February 1, 2011	8,919	—	8,919

Total		$62,183	$—	$62,183

Real Estate Operating Expenses

Real estate operating expenses from our Properties Acquired Portfolio increased approximately $26.5 million for the six months ended June 30, 2011 compared to 2010, as detailed below:

Property	Date Acquired	Real Estate Operating Expenses for the six months ended June 30,
		2011	2010	Change
		(in thousands)
John Hancock Tower and Garage	December 29, 2010	$21,265	$—	$21,265
Bay Colony Corporate Center	February 1, 2011	5,229	—	5,229

Total		$26,494	$—	$26,494

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Acquired Portfolio increased by approximately $29.9 million for the six months ended June 30, 2011 compared to 2010 as a result of the expense associated with the John Hancock Tower and Garage and Bay Colony Corporate Center, which were acquired after June 30, 2010.

Properties Placed In-Service Portfolio

At June 30, 2011, we had five additional properties totaling approximately 2,279,000 square feet that were placed in-service or partially placed in-service between January 1, 2010 and June 30, 2011.

Rental Revenue

Rental revenue from our Properties Placed In-Service Portfolio increased approximately $27.8 million for the six months ended June 30, 2011 compared to 2010, as detailed below:

Property	Quarter Placed In-Service	Rental Revenue for the six months ended June 30,
		2011	2010	Change
		(in thousands)
Weston Corporate Center	Second Quarter, 2010	$8,803	$1,435	$7,368
Atlantic Wharf—Office	First Quarter, 2011	14,617	—	14,617
2200 Pennsylvania Avenue	First Quarter, 2011	3,938	—	3,938
510 Madison Avenue	Second Quarter, 2011	1,260	—	1,260
Residences on The Avenue	Second Quarter, 2011	576	—	576

Total		$29,194	$1,435	$27,759

Real Estate Operating Expenses

Real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $9.2 million for the six months ended June 30, 2011 compared to 2010, as detailed below:

Property	Quarter Placed In-Service	Real Estate Operating Expenses for the six months ended June 30,
		2011	2010	Change
		(in thousands)
Weston Corporate Center	Second Quarter, 2010	$1,260	$113	$1,147
Atlantic Wharf—Office	First Quarter, 2011	4,083	—	4,083
2200 Pennsylvania Avenue	First Quarter, 2011	2,619	—	2,619
510 Madison Avenue	Second Quarter, 2011	608	—	608
Residences on The Avenue	Second Quarter, 2011	723	—	723

Total		$9,293	$113	$9,180

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Placed In-Service Portfolio increased by approximately $8.2 million for the six months ended June 30, 2011 compared to 2010 as a result of the depreciation expense associated with our properties that were placed in-service or partially placed in-service after June 30, 2010 as well as the additional depreciation expense incurred for the six months ended June 30, 2011 associated with Weston Corporate Center that was placed in-service in the second quarter of 2010 and, as a result, was not recognizing depreciation expense for the full six months ended June 30, 2010.

Properties in Development or Redevelopment Portfolio

On February 6, 2009, we announced that we were suspending construction on our 989,000 square foot office project at 250 West 55th Street in New York City. During December 2009, we completed the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and as a result ceased interest capitalization on the project. During the six months ended June 30, 2011 and June 30, 2010, we recognized approximately $0.8 million and $1.2 million, respectively, of additional costs associated with the suspension and ongoing maintenance of the development project. On May 24, 2011, we signed a lease with the law firm of Morrison & Foerster LLP for approximately 184,000 square feet at 250 West 55th Street and construction of the project is scheduled to resume as early as the fall of 2011. As a result of our decision to resume development, in May 2011 we began interest capitalization and will no longer be expensing costs associated with this project. In addition, during the six months ended June 30, 2011, we recognized approximately $0.2 million of costs associated with other projects we had under development.

Other Operating Income and Expense Items

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property decreased by approximately $85,000 for the six months ended June 30, 2011 compared to 2010. We expect our hotel net operating income for fiscal 2011 to be between $8.0 million and $8.5 million.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the six months ended June 30, 2011 and 2010.

	2011	2010	Percentage Change
Occupancy	77.4%	78.4%	(1.3)%
Average daily rate	$201.17	$183.18	9.8%
Revenue per available room, REVPAR	$155.61	$143.63	8.3%

Development and Management Services

Development and management services income decreased approximately $11.3 million for the six months ended June 30, 2011 compared to 2010. The decrease was primarily due to a decrease in management fee income of approximately $12.5 million partially offset by an approximately $1.2 million increase in development income. On May 5, 2010, we satisfied the requirements of our master lease agreement related to the 2006 sale of 280 Park Avenue in New York City. Following the satisfaction of the master lease agreement, the buyer terminated the property management and leasing agreement entered into at the time of the sale, resulting in the recognition of non-cash deferred management fees totaling approximately $12.2 million during the six months ended June 30, 2010. The increase in development fees is due to an increase in development fees related to 75 Ames Street in Cambridge, MA offset by a decrease in development fees as a result of our completion of the 20 F Street third-party development project. We anticipate development and management services income of between $29 million and $31 million for 2011.

General and Administrative

General and administrative expenses increased approximately $0.2 million for the six months ended June 30, 2011 compared to 2010 due primarily to expensing approximately $1.3 million of transaction pursuit costs offset by a decrease in compensation expense of approximately $1.4 million, primarily due to the accelerated expense during first quarter of 2010 of the remaining stock-based compensation granted between 2006 and 2009 to Edward H. Linde, Boston Properties, Inc.’s late Chief Executive Officer, as a result of his passing on January 10, 2010 totaling approximately $5.8 million, offset by the acceleration of the remaining unrecognized compensation expense totaling approximately $4.3 million associated with the termination of the 2008 OPP Awards during the first quarter of 2011. The remaining increase of $0.3 million was related to other general and administrative expenses. We estimate our general and administrative expenses will be between $81 million and $83 million for fiscal 2011.

Wages directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Capitalized wages for the six months ended June 30, 2011 and 2010 were approximately $5.5 million and $5.2 million, respectively. These costs are not included in the general and administrative expenses discussed above.

Acquisition Costs

Effective January 1, 2009, we were required to expense costs such as legal, due diligence and other closing costs that an acquirer incurs to effect a business combination. During the six months ended June 30, 2011, we incurred approximately $85,000 of acquisition costs. We did not incur any such expenses during the six months ended June 30, 2010.

Gain from Suspension of Development

On February 6, 2009, we announced that we were suspending construction on our office project at 250 West 55th Street in New York City. During the first quarter of 2009, we recognized costs aggregating approximately $27.8 million related to the suspension of development, which amount included a $20.0 million contractual amount due pursuant to a lease agreement. During December 2009, we completed the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and as a result ceased interest capitalization on the project. On January 19, 2010, we paid $12.8 million related to the termination of the lease agreement. As a result, we recognized approximately $7.2 million of income during the first quarter of 2010.

Other Income and Expense Items

Income from Unconsolidated Joint Ventures

For the six months ended June 30, 2011 compared to 2010, income from unconsolidated joint ventures increased by approximately $1.5 million. The increase was primarily the result of the Value-Added Fund having a decrease in interest expense as a result of the conveyance of fee simple title to its One and Two Circle Star Way properties on October 21, 2010 offset partially by a decrease in termination fee income and rental revenue received by our Two Grand Central Tower property located in New York City. See Note 4 to our Consolidated Financial Statements for additional details regarding the operating results of our unconsolidated joint ventures. For 2012, we expect the cash contributions from our unconsolidated joint ventures to increase, but we will realize a decrease of approximately $16 million (our share) of “above-” and “below-market” lease income under ASC 805 “Business Combinations” due to the expiration of certain leases, which will adversely impact our net operating income. In addition, for 2012 we expect a decrease of approximately $8 million (our share) in depreciation expense due to the expiration of those leases.

Interest and Other Income

Interest and other income decreased approximately $0.9 million for the six months ended June 30, 2011 compared to 2010. Interest income decreased by approximately $1.7 million as a result of decreased average cash balances and the effect of lower overall interest rates. The average daily cash balances for the six months ended June 30, 2011 and June 30, 2010 were approximately $0.9 billion and $1.5 billion, respectively.

On June 6, 2006, we sold 280 Park Avenue in New York City. In connection with the sale, in lieu of a closing adjustment in favor of the buyer for certain unfunded tenant improvements, we retained the obligation to pay for the improvements, subject to the tenant initiating the request for reimbursement. The total amount of unfunded tenant improvements at closing was approximately $1.0 million and has yet to be requested by the tenants. During the six months ended June 30, 2011, a tenant’s lease expired for which we had unfunded tenant improvement liabilities of approximately $0.8 million, resulting in the recognition of other income in that amount.

Gains (Losses) from Investments in Securities

Gains (losses) from investments in securities for the six months ended June 30, 2011 and 2010 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for our officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to our officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the six months ended June 30, 2011 and 2010, we recognized gains (losses) of approximately $0.4 million and $(0.5) million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $0.4 million and $(0.4) million during the six months ended June 30, 2011 and 2010, respectively, as a result of increases (decreases) in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $5.6 million for the six months ended June 30, 2011 compared to 2010 as detailed below:

Component	Change in interest expense for the six months ended June 30, 2011 compared to June 30, 2010
(in thousands)
Increases to interest expense due to:
Issuance of $700 million in aggregate principal of 5.625% senior notes due 2020 on April 19, 2010	$11,716
Issuance of $850 million of aggregate principal of 4.125% senior notes due 2021 on November 18, 2010	17,774
New mortgage/properties placed in-service financings	20,051
Interest on our Unsecured Line of Credit	622

Total increases to interest expense	$50,163

Decreases to interest expense due to:
Repurchases of $236.3 million in aggregate principal of 2.875% exchangeable senior notes	$(1,929)
Redemption of $700 million in aggregate principal of 6.25% senior notes due 2013	(22,001)
Repayment of mortgage financings	(12,590)
Increase in capitalized interest costs	(6,087)
Principal amortization of continuing debt and other (excluding senior notes)	(1,953)

Total decreases to interest expense	$(44,560)

Total change in interest expense	$5,603

The following properties are included in the repayment of mortgage financings line item: Eight Cambridge Center, 202, 206 & 214 Carnegie Center, South of Market, Democracy Tower, 10 and 20 Burlington Mall Road, 91 Hartwell Avenue, 1330 Connecticut Avenue, Wisconsin Place Office and 601 Lexington Avenue. The following properties are included in the new mortgages/properties placed in-service financings line item: John Hancock Tower, Bay Colony Corporate Center, 510 Madison Avenue and Atlantic Wharf. As properties are placed in-service, we cease capitalizing interest and interest is then expensed. Included within the interest on our Unsecured Line of Credit line item is the interest expense associated with our borrowing secured by 601 Lexington Avenue.

On May 11, 2011 we refinanced at maturity the mortgage loan collateralized by our 601 Lexington Avenue property located in New York City totaling approximately $453.3 million utilizing the proceeds of a draw under our Unsecured Line of Credit, which borrowing was secured by a mortgage on the property. We expect to enter into a long-term financing collateralized by 601 Lexington Avenue during the third quarter of 2011 totaling approximately $725 million at a per annum interest rate of approximately 4.75%, which we expect to generate approximately $270 million of additional cash proceeds above the amount needed to repay the secured draw under our Unsecured Line of Credit. Such additional cash proceeds will be used to refinance the $267.5 million mortgage loan currently encumbering 510 Madison Avenue. In connection with the refinancing, the lien of the 510 Madison Avenue mortgage will be spread to 601 Lexington Avenue and released from 510 Madison Avenue so that 510 Madison Avenue is no longer encumbered by any mortgage debt. Assuming we complete the refinancings on the terms currently contemplated, we anticipate our interest expense for 2011 to be between approximately $386 million to $389 million, including amounts capitalized as a result of the resumption of construction on 250 West 55th Street for fiscal year 2011. This amount reflects the impact of approximately $48 million to $50 million of capitalized interest. The actual amount of our interest expense for fiscal 2011 will be impacted by, among other things, any additional indebtedness we incur, any pre-payments or repurchases of existing indebtedness, fluctuations in interest rates and any changes in our development activity.

Interest expense directly related to the development of rental properties is not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Interest capitalized for the six months ended June 30, 2011 and 2010 was approximately $23.2 million and $17.1 million, respectively. These costs are not included in the interest expense referenced above.

At June 30, 2011, our variable rate debt consisted of our construction loan at Atlantic Wharf, our $750.0 million Unsecured Line of Credit, our secured financing at Reservoir Place and our cash secured financing at 510 Madison Avenue. For a summary of our consolidated debt as of June 30, 2011 and June 30, 2010 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Losses from Early Extinguishments of Debt

During the six months ended June 30, 2010, we repurchased approximately $186.3 million aggregate principal amount of our 2.875% exchangeable senior notes due 2037, which the holders may require us to repurchase in February 2012, for approximately $185.5 million. The repurchased notes had an aggregate carrying value of approximately $177.3 million, resulting in the recognition of a loss on extinguishment of approximately $8.2 million during the six months ended June 30, 2010. We did not repurchase any outstanding debt securities during the six months ended June 30, 2011.

Gain on sale of real estate

On April 14, 2008, we sold a parcel of land located in Washington, DC for approximately $33.7 million. We had previously entered into a development management agreement with the buyer to develop a Class A office property on the parcel totaling approximately 165,000 net rentable square feet. Due to our involvement in the construction of the project, the gain on sale was deferred and has been recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs. During the six months ended June 30, 2010, we completed construction of the project and recognized the remaining gain on sale totaling approximately $1.8 million. We recognized a cumulative gain on sale of approximately $23.4 million.

Pursuant to the purchase and sale agreement related to the 2006 sale of 280 Park Avenue in New York City, we entered into a master lease agreement with the buyer at closing. Under the master lease agreement, we guaranteed that the buyer will receive at least a minimum amount of base rent from approximately 74,340 square feet of space during the ten-year period following the expiration of the leases for this space. The leases for this space expired at various times between June 2006 and October 2007. The aggregate amount of base rent we guaranteed over the entire period from 2006 to 2017 was approximately $67.3 million. On May 5, 2010, we satisfied the requirements of our master lease agreement, and our guarantee obligation was extinguished, resulting in the recognition of the remaining deferred gain on sale of real estate totaling approximately $1.0 million.

Noncontrolling interests in property partnerships

Noncontrolling interests in property partnerships decreased by approximately $0.6 million for the six months ended June 30, 2011 compared to 2010.

For the six months ended June 30, 2010, noncontrolling interests in property partnerships consisted of the outside owners’ equity interests in the income from our 505 9th Street property and Wisconsin Place Office property.

For the six months ended June 30, 2011, noncontrolling interests in property partnerships consisted of the outside owner’s equity interest in the income from our 505 9th Street property. On December 23, 2010, we acquired the outside member’s 33.3% equity interest in our consolidated joint venture entity that owns the Wisconsin Place Office property for cash of approximately $25.5 million.

Comparison of the three months ended June 30, 2011 to the three months ended June 30, 2010.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 130 properties totaling approximately 30.7 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to April 1, 2010 and owned and in service through June 30, 2011. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired, repositioned or in development or redevelopment after April 1, 2010 or disposed of on or prior to June 30, 2011. There were no properties that were sold or repositioned after April 1, 2010. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended June 30, 2011 and 2010 with respect to the properties which were placed in-service, acquired or in development or redevelopment.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Total Property Portfolio
(dollars in thousands)	2011	2010	Increase/ (Decrease)	% Change	2011	2010	2011	2010	2011	2010	2011	2010	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$368,599	$362,805	$5,794	1.60%	$31,688	$—	$17,940	$1,435	$—	$—	$418,227	$364,240	$53,987	14.82%
Termination Income	222	2,346	(2,124)	(90.54)%	—	—	—	—	—	—	222	2,346	(2,124)	(90.54)%

Total Rental Revenue	368,821	365,151	3,670	1.01%	31,688	—	17,940	1,435	—	—	418,449	366,586	51,863	14.15%

Real Estate Operating Expenses	124,585	122,552	2,033	1.66%	13,490	—	6,379	113	421	619	144,875	123,284	21,591	17.51%

Net Operating Income, excluding hotel	244,236	242,599	1,637	0.67%	18,198	—	11,561	1,322	(421)	(619)	273,574	243,302	30,272	12.44%

Hotel Net Operating Income(1)	2,623	2,282	341	14.94%	—	—	—	—	—	—	2,623	2,282	341	14.94%

Consolidated Net Operating Income(1)	246,859	244,881	1,978	0.81%	18,198	—	11,561	1,322	(421)	(619)	276,197	245,584	30,613	12.47%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	—	—	9,098	18,884	(9,786)	(51.82)%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	20,069	17,648	2,421	13.72%
Acquisition costs	—	—	—	—	—	—	—	—			13	—	13	100.00%
Depreciation and amortization	88,098	79,055	9,043	11.44%	15,807	—	5,119	290	—	—	109,024	79,345	29,679	37.41%

Total Other Expenses	88,098	79,055	9,043	11.44%	15,807	—	5,119	290	—	—	129,106	96,993	32,113	33.11%

Operating Income	158,761	165,826	(7,065)	(4.26)%	2,391	—	6,442	1,032	(421)	(619)	156,189	167,475	(11,286)	(6.74)%
Other Income:
Income from unconsolidated joint ventures	—	—	—	—	—	—	—	—	—	—	8,882	7,465	1,417	18.98%
Interest and other	—	—	—	—	—	—	—	—	—	—	1,953	2,117	(164)	(7.75)%
Gains (losses) from investments in securities	—	—	—	—	—	—	—	—	—	—	6	(678)	684	100.88%
Other Expenses:
Interest expense	—	—	—	—	—	—	—	—	—	—	95,236	96,755	(1,519)	(1.57)%
Losses from early extinguishments of debt	—	—	—	—	—	—	—	—	—	—	—	6,051	(6,051)	(100.00)%

Income from continuing operations											71,794	73,573	(1,779)	(2.42)%
Gains on sales of real estate											—	969	(969)	(100.00)%

Net income											71,794	74,542	(2,748)	(3.69)%
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships											(503)	(864)	(361)	(41.78)%
Noncontrolling interest–redeemable preferred units											(842)	(836)	6	0.72%

Net Income attributable to Boston Properties Limited Partnership.											$70,449	$72,842	$(2,393)	(3.29)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 40. Hotel Net Operating Income for the three months ended June 30, 2011 and 2010 are comprised of Hotel Revenue of $8,904 and $8,371 less Hotel Expenses of $6,281 and $6,089, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio increased approximately $5.8 million for the three months ended June 30, 2011 compared to 2010. The increase was primarily the result of an increase of approximately $2.5 million in rental revenue from our leases, coupled with increases in parking and other revenue and other recoveries of approximately $1.3 million and $2.0 million, respectively. The increase in rental revenue from our leases of approximately $2.5 million is the result of our average revenue per square foot increasing by approximately $0.59 per square foot, contributing approximately $4.1 million, offset by an approximately $1.6 million decrease due to a decline in occupancy from 92.2% to 91.7%.

Termination Income

Termination income decreased by approximately $2.1 million for the three months ended June 30, 2011 compared to 2010.

Termination income for the three months ended June 30, 2011 related to two tenants across the Same Property Portfolio and totaled approximately $0.2 million.

Termination income for the three months ended June 30, 2010 was related to nine tenants across the Same Property Portfolio that terminated their leases and totaled approximately $2.3 million, which included approximately $1.6 million of termination income from a small retail tenant in New York City.

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio increased approximately $2.0 million for the three months ended June 30, 2011 compared to 2010 due to a net increase in general property operating expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio increased approximately $9.0 million for the three months ended June 30, 2011 compared to 2010. The increase was primarily the result of the acceleration of depreciation expense during the three months ended June 30, 2011 totaling approximately $10.7 million in anticipation of the planned redevelopment of our 12300 & 12310 Sunrise Valley Drive properties located in Reston, Virginia.

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

On February 1, 2011, we completed the acquisition of Bay Colony Corporate Center in Waltham, Massachusetts for an aggregate purchase price of approximately $185.0 million. Bay Colony Corporate Center is an approximately 966,000 net rentable square foot, four-building Class A office park situated on a 58-acre site in Waltham, Massachusetts.

Rental Revenue

Rental revenue from our Properties Acquired Portfolio increased approximately $31.7 million for the three months ended June 30, 2011 compared to 2010, as detailed below:

Property	Date Acquired	Rental Revenue for the three months ended June 30,
		2011	2010	Change
		(in thousands)
John Hancock Tower and Garage	December 29, 2010	$26,427	$—	$26,427
Bay Colony Corporate Center	February 1, 2011	5,261	—	5,261

Total		$31,688	$—	$31,688

Real Estate Operating Expenses

Real estate operating expenses from our Properties Acquired Portfolio increased approximately $13.5 million for the three months ended June 30, 2011 compared to 2010, as detailed below:

Property	Date Acquired	Real Estate Operating Expenses for the three months ended June 30,
		2011	2010	Change
		(in thousands)
John Hancock Tower and Garage	December 29, 2010	$10,297	$—	$10,297
Bay Colony Corporate Center	February 1, 2011	3,193	—	3,193

Total		$13,490	$—	$13,490

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Acquired Portfolio increased by approximately $15.8 million for the three months ended June 30, 2011 compared to 2010 as a result of the expense associated with the John Hancock Tower and Garage and Bay Colony Corporate Center, which were acquired after June 30, 2010.

Properties Placed In-Service Portfolio

At June 30, 2011, we had five additional properties totaling approximately 2,279,000 square feet that were placed in-service or partially placed in-service between April 1, 2010 and June 30, 2011.

Rental Revenue

Rental revenue from our Properties Placed In-Service Portfolio increased approximately $16.5 million for the three months ended June 30, 2011 compared to 2010, as detailed below:

Property	Quarter Placed In-Service	Rental Revenue for the three months ended June 30,
		2011	2010	Change
		(in thousands)
Weston Corporate Center	Second Quarter, 2010	$4,434	$1,435	$2,999
Atlantic Wharf—Office	First Quarter, 2011	8,095	—	8,095
2200 Pennsylvania Avenue	First Quarter, 2011	3,575	—	3,575
510 Madison Avenue	Second Quarter, 2011	1,260	—	1,260
Residences on The Avenue	Second Quarter, 2011	576	—	576

Total		$17,940	$1,435	$16,505

Real Estate Operating Expenses

Real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $6.3 million for the three months ended June 30, 2011 compared to 2010, as detailed below:

Property	Quarter Placed In-Service	Real Estate Operating Expenses for the three months ended June 30,
		2011	2010	Change
		(in thousands)
Weston Corporate Center	Second Quarter, 2010	$647	$113	$534
Atlantic Wharf—Office	First Quarter, 2011	2,154	—	2,154
2200 Pennsylvania Avenue	First Quarter, 2011	2,247	—	2,247
510 Madison Avenue	Second Quarter, 2011	608	—	608
Residences on The Avenue	Second Quarter, 2011	723	—	723

Total		$6,379	$113	$6,266

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Placed In-Service Portfolio increased by approximately $4.8 million for the three months ended June 30, 2011 compared to 2010 as a result of the depreciation expense associated with our properties that were placed in-service or partially placed in-service after June 30, 2010 as well as the additional depreciation expense incurred for the three months ended June 30, 2011 associated with Weston Corporate Center that was placed in-service in the second quarter of 2010 and, as a result, was not recognizing depreciation expense for the full three months ended June 30, 2010.

Properties in Development or Redevelopment Portfolio

On February 6, 2009, we announced that we were suspending construction on our 989,000 square foot office project at 250 West 55th Street in New York City. During December 2009, we completed the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and as a result ceased interest capitalization on the project. During the three months ended June 30, 2011 and June 30, 2010, we recognized approximately $0.4 million and $0.6 million, respectively, of additional costs associated with the suspension and ongoing maintenance of the development project. On May 24, 2011, we signed a lease with the law firm of Morrison & Foerster LLP for approximately 184,000 square feet at 250 West 55th Street and construction of the project is scheduled to resume as early as the fall of 2011. As a result of our decision to resume development, in May 2011 we began interest capitalization and will no longer be expensing costs associated with this project.

Other Operating Income and Expense Items

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property increased by approximately $0.3 million for the three months ended June 30, 2011 compared to 2010.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the three months ended June 30, 2011 and 2010.

	2011	2010	Percentage Change
Occupancy	85.5%	82.4%	3.8%
Average daily rate	$223.11	$209.16	6.7%
Revenue per available room, REVPAR	$190.78	$172.39	10.7%

Development and Management Services

Development and management services income decreased approximately $9.8 million for the three months ended June 30, 2011 compared to 2010. The decrease was primarily due to a decrease in management fee income of approximately $12.6 million partially offset by an approximately $2.8 million increase in development income. On May 5, 2010, we satisfied the requirements of our master lease agreement related to the 2006 sale of 280 Park Avenue in New York City. Following the satisfaction of the master lease agreement, the buyer terminated the property management and leasing agreement entered into at the time of the sale, resulting in the recognition of non-cash deferred management fees totaling approximately $12.2 million during the three months ended June 30, 2010. The increase in development fees is due to an increase in development fees related to 75 Ames Street in Cambridge, MA.

General and Administrative

General and administrative expenses increased approximately $2.4 million for the three months ended June 30, 2011 compared to 2010. The increase was primarily due to expensing approximately $1.3 million of transaction pursuit costs coupled with an increase in professional fees and other general and administrative expenses of approximately $0.4 million and $0.7 million, respectively.

Wages directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Capitalized wages for the three months ended June 30, 2011 and 2010 were approximately $2.9 million and $2.7 million, respectively. These costs are not included in the general and administrative expenses discussed above.

Acquisition Costs

Effective January 1, 2009, we were required to expense costs such as legal, due diligence and other closing costs that an acquirer incurs to effect a business combination. During the three months ended June 30, 2011, we incurred approximately $13,000 of acquisition costs. We did not incur any such expenses during the three months ended June 30, 2010.

Other Income and Expense Items

Income from Unconsolidated Joint Ventures

For the three months ended June 30, 2011 compared to 2010, income from unconsolidated joint ventures increased by approximately $1.4 million. The increase was primarily the result of the Value-Added Fund having a decrease in interest expense as a result of the conveyance of fee simple title to its One and Two Circle Star Way properties on October 21, 2010 offset partially by a decrease in termination fee income received by our Two Grand Central Tower property located in New York City. See Note 4 to our Consolidated Financial Statements for additional details regarding the operating results of our unconsolidated joint ventures.

Interest and Other Income

Interest and other income decreased approximately $0.2 million for the three months ended June 30, 2011 compared to 2010. Interest income decreased by approximately $1.0 million as a result of decreased average cash balances and the effect of lower overall interest rates. The average daily cash balances for the three months ended June 30, 2011 and June 30, 2010 were approximately $1.0 billion and $1.8 billion, respectively.

On June 6, 2006, we sold 280 Park Avenue in New York City. In connection with the sale, in lieu of a closing adjustment in favor of the buyer for certain unfunded tenant improvements, we retained the obligation to pay for the improvements, subject to the tenant initiating the request for reimbursement. The total amount of unfunded tenant improvements at closing was approximately $1.0 million and has yet to be requested by the tenants. During the three months ended June 30, 2011, a tenant’s lease expired for which we had unfunded tenant improvement liabilities of approximately $0.8 million, resulting in the recognition of other income in that amount.

Gains (Losses) from Investments in Securities

Gains (losses) from investments in securities for the three months ended June 30, 2011 and 2010 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for our officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to our officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the three months ended June 30, 2011 and 2010, we recognized gains (losses) of approximately $6,000 and $(0.7) million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $23,000 and $(0.7) million during the three months ended June 30, 2011 and 2010, respectively, as a result of increases (decreases) in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.

Interest Expense

Interest expense for the Total Property Portfolio decreased approximately $1.5 million for the three months ended June 30, 2011 compared to 2010 as detailed below:

Component	Change in interest expense for the three months ended June 30, 2011 compared to June 30, 2010
(in thousands)
Increases to interest expense due to:
Issuance of $700 million in aggregate principal of 5.625% senior notes due 2020 on April 19, 2010	$1,866
Issuance of $850 million of aggregate principal of 4.125% senior notes due 2021 on November 18, 2010	8,887
New mortgage/properties placed in-service financings	10,300
Interest on our Unsecured Line of Credit	592

Total increases to interest expense	$21,645

Decreases to interest expense due to:
Redemption of $700 million in aggregate principal of 6.25% senior notes due 2013	(11,001)
Repayment of mortgage financings	(8,870)
Increase in capitalized interest costs	(2,935)
Principal amortization of continuing debt and other (excluding senior notes)	(358)

Total decreases to interest expense	$(23,164)

Total change in interest expense	$(1,519)

The following properties are included in the repayment of mortgage financings line item: Eight Cambridge Center, 202, 206 & 214 Carnegie Center, South of Market, Democracy Tower, 10 and 20 Burlington Mall Road, 91 Hartwell Avenue, 1330 Connecticut Avenue, Wisconsin Place Office and 601 Lexington Avenue. The

following properties are included in the new mortgages/properties placed in-service financings line item: John Hancock Tower, Bay Colony Corporate Center, 510 Madison Avenue and Atlantic Wharf. As properties are placed in-service, we cease capitalizing interest and interest is then expensed. Included within the interest on our Unsecured Line of Credit line item is the interest expense associated with our borrowing secured by 601 Lexington Avenue.

Interest expense directly related to the development of rental properties is not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Interest capitalized for the three months ended June 30, 2011 and 2010 was approximately $12.0 million and $9.0 million, respectively. These costs are not included in the interest expense referenced above.

At June 30, 2011, our variable rate debt consisted of our construction loan at Atlantic Wharf, our $750.0 million Unsecured Line of Credit, our secured financing at Reservoir Place and our cash secured financing at 510 Madison Avenue. For a summary of our consolidated debt as of June 30, 2011 and June 30, 2010 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Losses from Early Extinguishments of Debt

During the second quarter of 2010, we repurchased approximately $132.8 million aggregate principal amount of our 2.875% exchangeable senior notes due 2037, which the holders may require us to repurchase in February 2012, for approximately $132.5 million. The repurchased notes had an aggregate carrying value of approximately $126.4 million, resulting in the recognition of a non-cash loss on extinguishment of approximately $6.1 million. We did not repurchase any outstanding debt securities during the three months ended June 30, 2011.

Gain on sale of real estate

Pursuant to the purchase and sale agreement related to the 2006 sale of 280 Park Avenue in New York City, we entered into a master lease agreement with the buyer at closing. Under the master lease agreement, we guaranteed that the buyer will receive at least a minimum amount of base rent from approximately 74,340 square feet of space during the ten-year period following the expiration of the leases for this space. The leases for this space expired at various times between June 2006 and October 2007. The aggregate amount of base rent we guaranteed over the entire period from 2006 to 2017 was approximately $67.3 million. On May 5, 2010, we satisfied the requirements of our master lease agreement, and our guarantee obligation was extinguished, resulting in the recognition of the remaining deferred gain on sale of real estate totaling approximately $1.0 million.

Noncontrolling interests in property partnerships

Noncontrolling interests in property partnerships decreased by approximately $0.4 million for the three months ended June 30, 2011 compared to 2010.

For the three months ended June 30, 2010, noncontrolling interests in property partnerships consisted of the outside owners’ equity interests in the income from our 505 9th Street property and Wisconsin Place Office property.

For the three months ended June 30, 2011, noncontrolling interests in property partnerships consisted of the outside owner’s equity interest in the income from our 505 9th Street property. On December 23, 2010, we acquired the outside member’s 33.3% equity interest in our consolidated joint venture entity that owns the Wisconsin Place Office property for cash of approximately $25.5 million.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	meet repurchase obligations that may be elected by holders of our 2.875% exchangeable senior notes in February 2012;

•	fund capital expenditures, including major renovations, tenant improvements and leasing costs;

•	fund development costs;

•	fund possible property acquisitions; and

•	make the minimum distribution required to enable Boston Properties, Inc. to maintain its REIT qualification under the Internal Revenue Code of 1986, as amended.

We expect to satisfy these needs using one or more of the following:

•	cash flow from operations;

•	distribution of cash flows from joint ventures;

•	cash and cash equivalent balances;

•	issuances of Boston Properties, Inc.’s equity securities and/or additional preferred or common units;

•	our Unsecured Line of Credit or other short-term bridge facilities;

•	construction loans;

•	long-term secured and unsecured indebtedness (including unsecured exchangeable indebtedness); and

•	sales of real estate.

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

The following table presents information on properties under construction as of June 30, 2011 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Square feet	Investment to Date (1)	Estimated Total Investment (1)	Percentage Leased (2)
Office
Atlantic Wharf Office	First Quarter, 2012	Boston, MA	1	790,000	$521,698	$552,900	90%
2200 Pennsylvania Avenue(3)	Fourth Quarter, 2011	Washington, DC	1	460,000	172,695	220,000	89%
510 Madison Avenue	Fourth Quarter, 2012	New York, NY	1	347,000	338,769	375,000	39%
Annapolis Junction—Lot Six (50% ownership	Third Quarter, 2013	Annapolis, MD	1	120,000	6,071	14,000	0%
500 North Capitol Street (30% ownership)	Fourth Quarter, 2013	Washington, DC	1	232,000	5,896	36,540	74%
250 West 55th Street(4)	Fourth Quarter, 2015	New York, NY	1	989,000	482,742	1,050,000	19%

Total Office Properties under Construction			6	2,938,000	$1,527,871	$2,248,440	55%

Residential/Retail
The Lofts at Atlantic Wharf—(86 units)(5)	Second Quarter, 2012	Boston, MA	1	78,000	$52,127	$47,100	23%
Atlantic Wharf—Retail				10,000			55%
Residences on The Avenue—(335 units)(6)	Third Quarter, 2012	Washington, DC	1	275,000	107,210	130,000	54%
2221 Street, NW—Retail				50,000			100%

Total Residential Properties under Construction			2	413,000	$159,337	$177,100	54%

Total Properties under Construction			8	3,351,000	$1,687,208	$2,425,540	55%

(1)	Represents our share. Includes net revenue during lease up period and approximately $40.2 million of construction cost and leasing commission accruals.

(2)	Represents percentage leased as of August 1, 2011.
(3)	Project is subject to a ground lease which expires in 2068.
(4)	Estimated Total Investment includes approximately $230.0 million of interest capitalization.
(5)	Project costs includes residential and retail components. Estimated Total Investment is net of $12.0 million of net proceeds from the sale of Federal Historic Tax Credits. Investment to date includes approximately $0.7 million received to date.
(6)	Project costs includes residential and retail components and is subject to a ground lease expiring in 2068.

In addition to the above developments, on July 14, 2011, we entered into a 15-year lease with Biogen Idec for 100% of a build-to-suit development project with approximately 190,000 net rentable square feet of Class A office space located on land owned by us at 17 Cambridge Center in Cambridge, Massachusetts. Our estimated total investment for this project is approximately $86 million and we expect the project will be complete and available for occupancy during the third quarter of 2013.

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

Material adverse changes in one or more sources of capital may adversely affect our net cash flows. Such changes, in turn, could adversely affect our ability to fund dividends and distributions, debt service payments and tenant improvements. In addition, a material adverse change in the cash provided by our operations may affect our ability to comply with the financial performance covenants under our Unsecured Line of Credit and unsecured senior notes.

During the six months ended June 30, 2011, Boston Properties, Inc. fully utilized its $400 million ATM stock offering program by issuing an aggregate of 4,228,993 shares of its common stock for gross proceeds of approximately $400 million and net proceeds of approximately $395 million. Boston Properties, Inc. contributed the net proceeds to us in exchange for 4,228,993 OP Units. On June 2, 2011, Boston Properties, Inc. established a new ATM stock offering program through which it may sell from time to time up to an aggregate of $600.0 million of its common stock through sales agents over a three-year period. No shares of common stock have yet been issued under this new ATM program.

On May 11, 2011, we refinanced at maturity our mortgage loan collateralized by our 601 Lexington Avenue property located in New York City totaling approximately $453.3 million utilizing the proceeds of a draw under our Unsecured Line of Credit, which borrowing was secured by a mortgage on the property. We expect to enter into a long-term financing collateralized by 601 Lexington Avenue during the third quarter of 2011 totaling approximately $725 million at a per annum interest rate of approximately 4.75%, which we expect to generate approximately $270 million of additional cash proceeds above the amount needed to repay the secured draw under our Unsecured Line of Credit. Such additional cash proceeds will be used to refinance the $267.5 million mortgage loan currently encumbering 510 Madison Avenue. In connection with the refinancing, the lien of the 510 Madison Avenue mortgage will be spread to 601 Lexington Avenue and released from 510 Madison Avenue so that 510 Madison Avenue is no longer encumbered by any mortgage debt. In addition, on June 24, 2011, we renewed our Unsecured Line of Credit for a three-year term, with a provision for a one-year extension at our option. Our remaining liquidity as of August 1, 2011, including available cash of approximately $600 million and approximately $300 million available under our Unsecured Line of Credit, is expected to provide sufficient capacity to fund the completion of our development pipeline and provide capital for future investments.

Our most significant capital commitments in 2011 are to fund our development program and repay or refinance expiring debt. We believe the quality of our assets and our strong balance sheet are attractive to lenders’

and equity investors’ current investment selectivity and should enable us to continue to access multiple sources of capital. We have one loan maturing in 2011: Mountain View Technology Park, which is in our unconsolidated joint venture portfolio, and has a balance of approximately $24.7 million (of which our share is approximately $9.8 million).

In addition to our Unsecured Line of Credit and property-specific debt, as of August 1, 2011, we had approximately $4.8 billion of unsecured senior notes outstanding (including approximately $1.8 billion of exchangeable senior notes). All of this debt either matures or is subject to repurchase at the holders’ option between 2012 and 2021. In particular, we currently have approximately $626.2 million of our 2.875% exchangeable senior notes due 2037 outstanding. In February 2012, we expect to repurchase all remaining amounts outstanding under these notes as both the holders and we have repurchase rights at that time. We are considering our options for satisfying this obligation and, given current market conditions, believe that refinancing this debt using proceeds from an offering of senior debt securities may be advisable. Given the relatively low interest rates currently available to us, we may seek to raise the necessary proceeds in the near term, which may result in us carrying additional cash and cash equivalents pending our repurchase of the notes. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase unsecured senior notes and unsecured exchangeable senior notes for cash in open market purchases or privately negotiated transactions, or both. We will evaluate any such potential transactions in light of then-existing market conditions, taking into account the trading prices of the notes, our current liquidity and prospects for future access to capital.

The completion of our ongoing development, through late 2014 is expected to be fully funded by cash and available draws from construction loans. With available cash, access to our Unsecured Line of Credit and the anticipated cash flow generated by the operating portfolio, we believe we have sufficient capacity to fund our remaining capital requirements, our foreseeable potential development activity and pursue attractive additional investment opportunities.

REIT Tax Distribution Considerations

Dividend

A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. Boston Properties, Inc.’s policy is to distribute at least 100% of its taxable income to avoid paying federal tax. With a view toward increasing our equity and preserving additional capital, Boston Properties, Inc., our general partner, reduced our quarterly distribution in the second quarter of 2009 to $0.50 per common unit. We continue to evaluate this current distribution rate in light of our actual and projected taxable income, liquidity requirements and other circumstances, and there can be no assurance that the actual distributions declared by Boston Properties, Inc.’s Board of Directors will not differ materially.

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

Cash and cash equivalents were approximately $0.8 billion and $1.7 billion at June 30, 2011 and 2010, respectively, representing a decrease of approximately $0.9 billion. The following table sets forth changes in cash flows:

	Six months ended June 30,
	2011	2010	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$290,101	$210,504	$79,597
Net cash used in investing activities	(190,106)	(285,566)	95,460
Net cash provided by financing activities	201,641	329,577	(127,936)

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

Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. Cash used in investing activities for the six months ended June 30, 2011 and 2010 consisted primarily of funding our development projects and the acquisition of Bay Colony Corporate Center, as detailed below:

	Six months ended June 30,
	2011	2010
	(in thousands)
Acquisitions of real estate	$(41,100)	$—
Construction in progress	(137,258)	(181,258)
Building and other capital improvements	(13,390)	(7,403)
Tenant improvements	(28,290)	(63,232)
Proceeds from land transaction	43,887	—
Deposit on real estate released from escrow	10,000	—
Issuance of note receivable	(6,375)	—
Capital contributions to unconsolidated joint ventures	(16,716)	(61,105)
Capital distributions from unconsolidated joint ventures	—	24,990
Investments in securities, net	(864)	2,442

Net cash used in investing activities	$(190,106)	$(285,566)

Cash used in investing activities changed primarily due to the following:

•

On February 1, 2011, we completed the acquisition of Bay Colony Corporate Center for an aggregate purchase price of approximately $185.0 million. The purchase price consisted of approximately $41.1 million of cash and the assumption of approximately $143.9 million of indebtedness. In connection with this transaction, we deposited $10.0 million in escrow, which was returned to us at closing.

•

Construction in progress for the six months ended June 30, 2010 includes costs associated with the development of Atlantic Wharf, 2200 Pennsylvania Avenue and Waltham Weston Corporate Center. Construction in progress for the six months ended June 30, 2011 includes ongoing expenditures associated with our Atlantic Wharf, 2200 Pennsylvania Avenue and 510 Madison Avenue

developments, which were partially placed in-service during the six months ended June 30, 2011. In addition, we incurred costs associated resuming construction at 250 West 55th Street. The completion of our ongoing developments, including our share of our unconsolidated joint venture developments, through 2014 is expected to be fully funded by cash and available draws from construction loans. We estimate our future funding requirement to complete our developments, which includes our share of our unconsolidated joint venture developments, to be approximately $955 million.

•	Tenant improvement costs decreased by approximately $34.9 million due to the completion and occupancy of large tenant projects in 2010.

•

Proceeds from land transaction relates to the portion of the payment received by us for our 75 Ames Street land parcel from a third-party which we estimate will relate to the ultimate conveyance of a condominium interest to the third-party upon the anticipated completion of the development of the property and does not include the portion attributable to rental of the land during the period of development. See Note 3 to the Consolidated Financial Statements.

•

Capital contributions to unconsolidated joint ventures decreased by approximately $44.4 million primarily due to a capital contribution to the joint venture that owns our 125 West 55th Street property in connection with the refinancing of the property during the six months ended June 30, 2010.

•

Capital distributions from unconsolidated joint ventures decreased by approximately $25.0 million primarily due to the distribution of excess loan proceeds to the joint venture that owns our Metropolitan Square property in connection with the refinancing of the property during the six months ended June 30, 2010.

Cash provided by financing activities for the six months ended June 30, 2011 totaled approximately $201.6 million. This consisted primarily of the net proceeds from the issuance of shares of Boston Properties, Inc.’s common stock under its ATM program, which proceeds were contributed to us and proceeds from mortgage notes payable, offset by the payments of distributions to our unitholders and the repayment of mortgage notes payable. Future debt payments are discussed below under the heading “Capitalization-Debt Financing.”

Capitalization

At June 30, 2011, our total consolidated debt was approximately $7.9 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 5.24% (with a coupon/stated rate of 4.73%) and the weighted-average maturity was approximately 5.0 years.

Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $25.7 billion at June 30, 2011. Total consolidated market capitalization was calculated using the June 30, 2011 closing stock price of $106.16 per common share and the following: (1) 164,199,744 outstanding common units of limited partnership (including 146,387,021 shares held by Boston Properties, Inc.), (2) an aggregate of 1,460,688 common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest, (3) an aggregate of 1,620,736 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and (4) our consolidated debt totaling approximately $7.9 billion. The calculation of total consolidated market capitalization does not include 400,000 2011 OPP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. Our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, at June 30, 2011, represented approximately 30.90% of our total consolidated market capitalization. This percentage will fluctuate with changes in the market value of Boston Properties, Inc.’s common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the consolidated debt to total consolidated market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

For a discussion of our unconsolidated joint venture indebtedness, see “Liquidity and Capital Resources—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Debt Financing

As of June 30, 2011, we had approximately $7.9 billion of outstanding consolidated indebtedness, representing approximately 30.90% of our total consolidated market capitalization as calculated above consisting of approximately (1) $3.017 billion (net of discount) in publicly traded unsecured senior notes (excluding exchangeable senior notes) having a weighted-average interest rate of 5.38% per annum and maturities in 2013, 2015, 2019, 2020 and 2021; (2) $432.5 million (net of adjustment for the equity component allocation) of exchangeable senior notes having a GAAP interest rate of 5.958% per annum (an effective rate of 3.787% per annum, excluding the effect of the adjustment for the equity component allocation), an initial optional redemption date in 2013 and maturity in 2036; (3) $615.7 million (net of discount and adjustment for the equity component allocation) of exchangeable senior notes having a GAAP interest rate of 5.630% per annum (an effective rate of 3.462% per annum, excluding the effect of the adjustment for the equity component allocation), an initial optional redemption date in 2012 and maturing in 2037; (4) $695.2 million (net of discount and the adjustment for the equity component allocation ) of exchangeable senior notes having a GAAP interest rate of 6.555% per annum (an effective rate of 4.037%, excluding the effect of the adjustment for the equity component allocation) and maturing in 2014; (5) $267.5 million of debt fully secured by cash deposits having a GAAP interest rate of LIBOR plus 0.30% per annum and maturing February 24, 2012, (6) $453.3 million of debt drawn on our Unsecured Line of Credit which has been secured by our 601 Lexington Avenue property having a GAAP interest rate of Eurodollar plus 1.225% per annum and maturing June 24, 2014 and (7) $2.5 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 5.56% per annum and weighted-average term of 5.0 years. The table below summarizes our mortgage notes payable, our unsecured senior notes and our Unsecured Line of Credit at June 30, 2011 and June 30, 2010:

	2011	2010
Debt Summary:
Balance
Fixed rate mortgage notes payable	$2,410,663	$2,213,693
Variable rate mortgage notes payable	770,806 (1)	394,884
Unsecured senior notes, net of discount	3,016,837	2,871,909
Unsecured exchangeable senior notes, net of discount and adjustment for the equity component allocation	1,743,337	1,748,814

Total	$7,941,643	$7,229,300

Percent of total debt:
Fixed rate	90.29%	94.54%
Variable rate	9.71%	5.46%

Total	100.00%	100.00%

GAAP Weighted-average interest rate at end of period:
Fixed rate	5.63%	6.08%
Variable rate	1.60%	2.07%

Total	5.24%	5.86%

Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	5.16%	5.48%
Variable rate	0.77%	1.84%

Total	4.73%	5.28%

(1)	On May 11, 2011 we refinanced at maturity the mortgage loan collateralized by our 601 Lexington Avenue property located in New York City totaling approximately $453.3 million utilizing the proceeds of a draw under our Operating Partnership’s Unsecured Line of Credit, which borrowing was secured by a mortgage on the property and this amount is included in Variable rate mortgage notes payable.

The variable rate debt shown above bears interest based on various spreads over the London Interbank Offered Rate or Eurodollar rates. As of June 30, 2011, the weighted-average interest rate on our variable rate debt was LIBOR/Eurodollar plus 0.58% per annum.

Unsecured Line of Credit

On June 24, 2011, we amended and restated the revolving credit agreement governing our Unsecured Line of Credit, which (1) reduced the total commitment from $1.0 billion to $750.0 million, (2) extended the maturity date from August 3, 2011 to June 24, 2014, with a provision for a one-year extension at our option, subject to certain conditions and the payment of an extension fee equal to 0.20% of the total commitment then in effect, and (3) increased the per annum variable interest rates available, which resulted in an increase of the per annum variable interest rate on outstanding balances from Eurodollar plus 0.475% per annum to Eurodollar plus 1.225% per annum. Under the amended Unsecured Line of Credit, we may increase the total commitment to $1.0 billion, subject to syndication of the increase. In addition, a facility fee currently equal to an aggregate of 0.225% per annum of the total commitment is payable in equal quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in our unsecured debt ratings. The amended Unsecured Line of Credit also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to us at a reduced interest rate. Our ability to borrow under our Unsecured Line of Credit is subject to our compliance with a number of customary financial and other covenants on an ongoing basis, including:

•	a leverage ratio not to exceed 60%, however the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year;

•	a secured debt leverage ratio not to exceed 55%;

•	a fixed charge coverage ratio of at least 1.40;

•	an unsecured leverage ratio not to exceed 60%, however the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year;

•	a minimum net worth requirement of $3.5 billion;

•	an unsecured debt interest coverage ratio of at least 1.75; and

•	limitations on permitted investments.

We believe we are in compliance with the financial and other covenants listed above.

As of June 30, 2011, we had $453.3 million of borrowings and outstanding letters of credit totaling approximately $13.8 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $282.9 million. As of August 1, 2011, we had $453.3 million of borrowings outstanding under the Unsecured Line of Credit.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of June 30, 2011 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	6.250%	6.381%	$182,432	January 15, 2013
10 Year Unsecured Senior Notes	6.250%	6.291%	42,568	January 15, 2013
12 Year Unsecured Senior Notes	5.625%	5.693%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015
10 Year Unsecured Senior Notes	5.875%	5.967%	700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021

Total principal			3,025,000
Net unamortized discount			(8,163)

Total			$3,016,837

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (or 25 basis points in the case of the $250 million of notes that mature on June 1, 2015, 40 basis points in the case of the $700 million of notes that mature on October 15, 2019 and 30 basis points in the case of the $700 million and $850 million of notes that mature on November 15, 2020 and May 15, 2021, respectively), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our unsecured senior notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of June 30, 2011, we believe we were in compliance with each of these financial restrictions and requirements.

Unsecured Exchangeable Senior Notes

The following summarizes the unsecured exchangeable senior notes outstanding as of June 30, 2011 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by Company		Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A		February 15, 2014
2.875% Exchangeable Senior Notes	2.875%	3.462%	7.0430	(3)	626,194	February 20, 2012	(4)	February 15, 2037
3.750% Exchangeable Senior Notes	3.750%	3.787%	10.0066	(5)	450,000	May 18, 2013	(6)	May 15, 2036

Total principal					1,823,694
Net unamortized discount					(5,892)
Adjustment for the equity component allocation, net of accumulated amortization					(74,465)

Total					$1,743,337

(1)	Yield on issuance date including the effects of discounts on the notes but excluding the effects of the adjustment for the equity component allocation.
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of Boston Properties, Inc.’s common stock). In addition, we entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions were expected to have the effect of increasing the effective exchange price to us of the notes from $117.58 to approximately $137.17 per share (subject to adjustment), representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of Boston Properties, Inc.’s common stock. The net cost of the capped call transactions was approximately $44.4 million. As of June 30, 2011, the effective exchange price was $135.52 per share.
(3)	In connection with the special distribution of $5.98 per share of Boston Properties, Inc.’s common stock declared on December 17, 2007, the exchange rate was adjusted from 6.6090 to 7.0430 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $141.98 per share of Boston Properties, Inc.’s common stock.
(4)	Holders may require us to repurchase the notes for cash on February 15, 2012, 2017, 2022, 2027 and 2032 and at any time prior to their maturity upon a fundamental change, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the repurchase date.
(5)	In connection with the special distribution of $5.98 per share of Boston Properties, Inc.’s common stock declared on December 17, 2007, the exchange rate was adjusted from 9.3900 to 10.0066 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $99.93 per share of Boston Properties, Inc.’s common stock.
(6)	Holders may require us to repurchase the notes for cash on May 18, 2013 and May 15, 2016, 2021, 2026 and 2031 and at any time prior to their maturity upon a fundamental change, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the repurchase date.

Mortgage Notes Payable

The following represents the outstanding principal balances due under the mortgage notes payable at June 30, 2011:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
599 Lexington Avenue	5.57%	5.41%	$750,000	$—	$750,000	(2)(3)	March 1, 2017
John Hancock Tower	5.68%	5.05%	640,500	21,200	661,700	(1)(3)	January 6, 2017
601 Lexington Avenue	0.75%	2.07%	453,306	—	453,306	(3)(4)	June 24, 2014
Embarcadero Center Four	6.10%	7.02%	372,397	—	372,397	(5)	December 1, 2016
510 Madison Avenue	0.50%	0.58%	267,500	—	267,500	(3)(6)	February 24, 2012
Bay Colony Corporate Center	6.53%	3.98%	143,900	3,721	147,621	(1)(3)	June 11, 2012
505 9th Street	5.73%	5.87%	126,887	—	126,887	(7)	November 1, 2017
One Freedom Square	7.75%	5.34%	66,286	1,155	67,441	(1)(8)	June 30, 2012
New Dominion Tech Park, Bldg. Two	5.55%	5.58%	63,000	—	63,000	(3)	October 1, 2014
Reservoir Place	2.42%	2.79%	50,000	—	50,000	(9)	July 30, 2014
140 Kendrick Street	7.51%	5.25%	49,572	1,645	51,217	(1)	July 1, 2013
New Dominion Tech Park, Bldg. One	7.69%	7.84%	48,346	—	48,346		January 15, 2021
Kingstowne Two and Retail	5.99%	5.61%	37,202	613	37,815	(1)	January 1, 2016
Montvale Center	9.93%	10.07%	25,000	—	25,000	(3)(10)	June 6, 2012
Sumner Square	7.35%	7.54%	24,267	—	24,267		September 1, 2013
Kingstowne One	5.96%	5.68%	18,032	140	18,172	(1)	May 5, 2013
University Place	6.94%	6.99%	16,800	—	16,800		August 1, 2021
Atlantic Wharf	N/A	N/A	—	—	—	(11)	April 21, 2012

Total			$3,152,995	$28,474	$3,181,469

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required to reflect loans at their fair values upon acquisition. All adjustments to reflect loans at their fair value upon acquisition are noted above.

(2)	On December 19, 2006, we terminated the forward-starting interest rate swap contracts related to this financing and received approximately $10.9 million, which amount is reducing our GAAP interest expense for this mortgage over the term of the financing, resulting in an effective interest rate of 5.41% per annum for the financing. The stated interest rate is 5.57% per annum.
(3)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(4)	On May 11, 2011 we refinanced at maturity our mortgage loan collateralized by this property utilizing the proceeds of a draw under our Operating Partnership’s Unsecured Line of Credit, which borrowing was secured by a mortgage on the property and this amount is reflected in Mortgage Notes Payable on our Consolidated Balance Sheets.
(5)	On November 13, 2008, we closed on an eight-year, $375.0 million mortgage loan collateralized by this property. The mortgage loan bears interest at a fixed rate of 6.10% per annum. Under our interest rate hedging program, we are reclassifying into earnings over the eight-year term of the loan as an increase in interest expense approximately $26.4 million (approximately $3.3 million per year) of the amounts recorded on our Consolidated Balance Sheets within Accumulated Other Comprehensive Loss resulting in an effective interest rate of 7.02% per annum.
(6)	The mortgage financing bears interest at a variable rate equal to LIBOR plus 0.30% per annum and is fully secured by cash deposits.
(7)	This property is owned by a consolidated joint venture in which we have a 50% interest.
(8)	We have agreed to guarantee approximately $7.9 million related to our obligation to provide funds for certain tenant re-leasing costs.
(9)	The mortgage financing currently bears interest at a variable rate equal to Eurodollar plus 2.20% per annum.
(10)	On January 12, 2011, we notified the master servicer of the non-recourse mortgage loan collateralized by this property that the cash flows generated from the property were insufficient to fund debt service payments and capital improvements necessary to lease and operate the property and that we were not prepared to fund any cash shortfalls. Accordingly, we requested that the loan be placed with the special servicer. We have ceased making debt service payments and are currently in default. We are currently accruing interest at the default interest rate of 9.93% per annum. We are in discussions with the special servicer, and there can be no assurance as to the timing and ultimate resolution of these discussions.
(11)	We have not drawn any amounts under this construction loan facility. The construction financing bears interest at a variable rate equal to LIBOR plus 3.00% per annum and matures on April 21, 2012 with two, one-year extension options, subject to certain conditions.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

We have investments in thirteen unconsolidated joint ventures (including our investment in the Value-Added Fund) with our effective ownership interests ranging from 25% to 60%. Ten of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At June 30, 2011, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $3.1 billion (of which our proportionate share is approximately $1.5 billion). The table below summarizes the outstanding debt of these joint venture properties at June 30, 2011. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
General Motors Building:
Secured 1st Mortgage	60%	5.95%	6.50%	$1,300,000	$(41,426)	$1,258,574	(1)(2)(3)	October 7, 2017
Mezzanine Loan	60%	6.02%	8.00%	306,000	(33,665)	272,335	(1)(2)(4)	October 7, 2017
Partner Loans	60%	11.00%	11.00%	450,000	—	450,000	(5)	June 9, 2017
125 West 55th Street	60%	6.09%	6.15%	204,069	—	204,069	(6)	March 10, 2020
Two Grand Central Tower	60%	6.00%	6.07%	177,408	—	177,408		April 10, 2015
540 Madison Avenue	60%	5.20%	6.75%	118,800	(3,340)	115,460	(1)(7)	July 11, 2013
Metropolitan Square	51%	5.75%	5.81%	175,000	—	175,000		May 5, 2020
Market Square North	50%	4.85%	4.90%	130,000	—	130,000		October 1, 2020
Annapolis Junction	50%	1.97%	2.06%	42,250	—	42,250	(8)	March 31, 2018
Mountain View Tech. Park	39.5%	1.72%	1.96%	24,703	—	24,703	(2)(9)(10)	November 15, 2011
Mountain View Research Park:
Secured 1st Mortgage	39.5%	2.18%	2.38%	92,000	—	92,000	(9)(11)	May 31, 2014
BPLP loan	39.5%	10.0%	10.0%	6,375		6,375	(2)(9)(12)	May 31, 2014
500 North Capitol Street	30%	5.75%	6.32%	22,000	—	22,000	(2)(13)	March 31, 2013
901 New York Avenue	25%	5.19%	5.27%	161,175	—	161,175		January 1, 2015
300 Billerica Road	25%	5.69%	6.04%	7,500	—	7,500	(2)(9)	January 1, 2016

Total				$3,217,280	$(78,431)	$3,138,849

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required to reflect loans at their fair values upon acquisition. All adjustments to reflect loans at their fair value upon acquisition are noted above.
(2)	The loan requires interest only payments with a balloon payment due at maturity.
(3)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of June 30, 2011, the maximum funding obligation under the guarantee was approximately $21.3 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.
(4)	Principal amount does not include the assumed mezzanine loan with an aggregate principal amount of $294.0 million and a stated rate of 6.02% per annum, as the venture acquired the lenders’ interest in this loan for a purchase price of approximately $263.1 million in cash.
(5)	In connection with the capitalization of the joint venture, loans totaling $450.0 million were funded by the venture’s partners on a pro-rata basis. Our share of the partner loans totaling $270.0 million has been reflected in Related Party Note Receivable on our Consolidated Balance Sheets.
(6)	In connection with the refinancing of this property’s secured loan by the joint venture, we have guaranteed the joint venture’s obligation to fund an escrow related to certain lease rollover costs in lieu of an initial cash deposit for the full amount. The maximum funding obligation under the guarantee was $21.3 million. At closing, the joint venture funded a $10.0 million cash deposit into an escrow account and the remaining $11.3 million will be further reduced with scheduled monthly deposits from operating cash flows. As of June 30, 2011, the remaining funding obligation under the guarantee was approximately $4.5 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.
(7)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund tenant improvements and leasing commissions.
(8)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on March 31, 2018 with one, three-year extension option, subject to certain conditions.
(9)	This property is owned by the Value-Added Fund.
(10)	On June 29, 2011, our Value-Added Fund extended the maturity date of the mortgage loan to November 15, 2011. The mortgage loan bears interest at a variable rate equal to LIBOR plus 1.50% per annum.
(11)	On June 28, 2011, our Value-Added Fund modified the mortgage loan. The mortgage totaling approximately $112.3 million bore interest at a variable rate equal to LIBOR plus 1.75% per annum and had matured on May 31, 2011. The new mortgage loan totaling $92.0 million bears interest at a variable rate equal to LIBOR plus 2.50% per annum and matures on May 31, 2014.
(12)	In conjunction with the mortgage loan modification, we agreed to lend up to $12.0 million to our Value-Added Fund, of which approximately $6.4 million has been advanced to date. The loan from us bears interest at a fixed rate of 10.0% per annum and matures on May 31, 2014. This loan has been reflected in Related Party Note Receivable on our Consolidated Balance Sheets.
(13)	Mortgage loan bears interest at a variable rate equal to the greater of (1) the prime rate, as defined in the loan agreement, or (2) 5.75% per annum.

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

Funds from Operations

Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate Funds from Operations, or “FFO,” by adjusting net income attributable to Boston Properties Limited Partnership. (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures. FFO is a non-GAAP financial measure. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently.

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

The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership to FFO for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$70,449	$72,842
Add:
Noncontrolling interest—redeemable preferred units	842	836
Noncontrolling interests in property partnerships	503	864
Less:
Gain on sale of real estate	—	969

Income from continuing operations	71.794	73,573
Add:
Real estate depreciation and amortization(1)	135,439	109,000
Less:
Noncontrolling interests in property partnerships’ share of funds from operations	966	1,697
Noncontrolling interest—redeemable preferred units	842	836

Funds from operations	$205,425	$180,040

Weighted-average units outstanding—basic	165,029	159,660

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $109,024 and $79,345, our share of unconsolidated joint venture real estate depreciation and amortization of $26,680 and $30,124, less corporate related depreciation and amortization of $265 and $469 for the three months ended June 30, 2011 and 2010, respectively.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	Income (Numerator)	Units (Denominator)	Income (Numerator)	Units (Denominator)
	(in thousands)		(in thousands)
Basic FFO	$205,425	165,029	$180,040	159,660
Effect of Dilutive Securities
Convertible Preferred Units	842	1,461	836	1,461
Stock Based Compensation and Exchangeable Notes	—	831	—	713

Diluted FFO	$206,267	167,321	$180,876	161,834

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

During the second quarter of 2011, we paid approximately $25.8 million to fund tenant-related obligations, including tenant improvements and leasing commissions, and incurred approximately $23.0 million of new tenant-related obligations associated with approximately 813,000 square feet of second generation leases, or approximately $28 per square foot. In addition, we signed leases for approximately 353,000 square feet at our development properties. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In the aggregate, during the second quarter of 2011 we signed leases for approximately 1.2 million square feet of space and incurred aggregate tenant-related obligations of approximately $59.2 million, or approximately $49 per square foot.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2011, approximately $7.2 billion of our consolidated borrowings bore interest at fixed rates and approximately $770.8 million of our consolidated borrowings bore interest at variable rates. The fair value of these instruments is affected by changes in market interest rates. As of June 30, 2011, the weighted-average interest rate on our variable rate debt was LIBOR/Eurodollar plus 0.58% per annum (for an all-in rate as of June 30, 2011 of 0.77% per annum). The GAAP weighted-average interest rate on the variable rate debt as of June 30, 2011 was 1.60% per annum. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, refer to Note 4 to the Consolidated Financial Statements and “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2011	2012	2013	2014	2015	2016+	Total	Estimated Fair Value
	(dollars in thousands)
	Secured debt
Fixed Rate	$12,397	$255,800	$104,732	$80,398	$18,469	$1,938,867	$2,410,663	$2,508,460
Average Interest Rate	5.89%	4.99%	6.03%	5.79%	6.75%	5.66%	5.62%
Variable Rate	—	267,845	827	502,134	—	—	770,806	757,255

	Unsecured debt
Fixed Rate	$—	$—	$224,861	$—	$549,222	$2,242,754	$3,016,837	$3,218,348
Average Interest Rate	—	—	6.36%	—	5.47%	5.26%	5.38%
Variable Rate	—	—	—	—	—	—	—	—

	Unsecured exchangeable debt
Fixed Rate(1)	$—	$624,060	$450,000	$743,742	$—	$—	$1,817,802	$2,000,833
Adjustment for the equity component allocation	(19,783)	(29,192)	(23,052)	(2,438)	—	—	(74,465)

Total Fixed Rate	(19,783)	594,868	426,948	741,304	—	—	1,743,337
Average Interest Rate	—	5.63%	5.96%	6.56%	—	—	6.08%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$(7,386)	$1,118,513	$757,368	$1,323,836	$567,691	$4,181,621	$7,941,643	$8,484,896

(1)	Amounts are included in the year in which the first optional redemption date occurs (or, in the case of the exchangeable notes due 2014, the year of maturity).

At June 30, 2011, the weighted-average coupon/stated rates on all of our fixed and variable rate debt were 5.16% and 0.77%, respectively. The weighted-average coupon/stated rates for our unsecured debt and unsecured exchangeable debt were 5.30% and 3.67%, respectively.

At June 30, 2011, our outstanding variable rate debt based on LIBOR/Eurodollar totaled approximately $770.8 million. At June 30, 2011, the weighted-average interest rate on our variable rate debt was approximately 1.60% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased by approximately $3.9 million for the six months ended June 30, 2011.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of our fiscal year ending December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

(a) Each time Boston Properties, Inc. issues shares of stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to us in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended June 30, 2011, in connection with issuances of common stock by Boston Properties, Inc. pursuant to Boston Properties, Inc.’s “at the market” (ATM) stock offering program, we issued an aggregate of approximately 533,778 common units to Boston Properties, Inc. in exchange for approximately $49.3 million, the aggregate net proceeds of such common stock issuances to Boston Properties, Inc. In addition, in connection with issuances of common stock by Boston Properties, Inc. pursuant to exercises of stock options and issuances to non-employee directors of restricted common stock under the Second Amendment and Restatement of the Boston Properties, Inc. 1997 Stock Option and Incentive Plan, we issued an aggregate of approximately 176,023 common units to Boston Properties, Inc. in exchange for approximately $5.7 million, the aggregate proceeds of such common stock issuances to Boston Properties, Inc. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
April 1, 2011—April 30, 2011	755	(1)	$0.25	N/A	N/A
May 1, 2011—May 31, 2011	—		—	N/A	N/A
June 1, 2011—June 30, 2011	—		—	N/A	N/A

Total	755		$0.25	N/A	N/A

(1)	Represents LTIP units that were repurchased in connection with the termination of an employee’s employment with the Company. Under the terms of the applicable LTIP unit vesting agreement, these LTIP units were repurchased by the Company at a price of $0.25 per LTIP unit, which was the amount originally paid by such employee for the units.

ITEM 3—Defaults Upon Senior Securities.

None.

ITEM 4—(Removed and Reserved)

ITEM 5—Other Information.

(a) None.

(b) None.

ITEM 6—Exhibits

(a) Exhibits

10.1	—	Sixth Amended and Restated Revolving Credit Agreement, dated as of June 24, 2011, among Boston Properties Limited Partnership and the lenders identified therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on June 27, 2011)..

12.1	—	Calculation of Ratios of Earnings to Fixed Charges and Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Distributions.

31.1	—	Certification of Chief Executive Officer of Boston Properties, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer of Boston Properties, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer of Boston Properties, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer of Boston Properties, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	—

The following materials from Boston Properties, Limited Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Capital, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner

August 8, 2011	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer (duly authorized officer and principal financial officer)