Form 10-Q
period 2011-09-30
BOSTON PROPERTIES LTD PARTNERSHIP
filed 2011-11-08
CIK 1043121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-50209

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q

for the quarter ended September 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1—Financial Statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for unit amounts)

	September 30, 2011	December 31, 2010
ASSETS
Real estate, at cost	$11,595,419	$10,497,736
Construction in progress	899,302	1,073,402
Land held for future development	262,929	753,651
Less: accumulated depreciation	(2,511,470)	(2,282,835)

Total real estate	10,246,180	10,041,954
Cash and cash equivalents	1,063,024	478,948
Cash held in escrows	36,759	308,031
Investments in securities	9,312	8,732
Tenant and other receivables (net of allowance for doubtful accounts of $1,650 and $2,081, respectively)	47,554	60,813
Related party notes receivable	276,375	270,000
Interest receivable from related party note receivable	84,782	69,005
Accrued rental income (net of allowance of $2,356 and $3,116, respectively)	508,838	442,683
Deferred charges, net	441,700	436,019
Prepaid expenses and other assets	102,812	65,663
Investments in unconsolidated joint ventures	770,466	767,252

Total assets	$13,587,802	$12,949,100

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$3,179,034	$3,047,586
Unsecured senior notes (net of discount of $8,014 and $8,402, respectively)	3,016,986	3,016,598
Unsecured exchangeable senior notes (net of discount of $4,699 and $8,249, respectively)	1,754,343	1,721,817
Unsecured line of credit	—	—
Accounts payable and accrued expenses	172,928	186,059
Distributions payable	83,584	81,031
Accrued interest payable	89,555	62,327
Other liabilities	244,555	213,000

Total liabilities	8,540,985	8,328,418

Commitments and contingencies	—	—

Noncontrolling interests:
Redeemable partnership units—1,113,044 preferred units outstanding (1,460,688 common units at redemption value, if converted) at September 30, 2011 and December 31, 2010	130,147	125,765

Redeemable partnership units—17,037,553 and 19,387,871 common units and 1,603,205 and 1,507,164 long term incentive units outstanding at redemption value at September 30, 2011 and December 31, 2010, respectively	1,662,620	1,801,592

Capital:
Boston Properties Limited Partnership partners’ capital—1,662,680 and 1,610,941 general partner units and 145,964,567 and 138,588,164 limited partner units outstanding at September 30, 2011 and December 31, 2010, respectively	3,255,046	2,693,939
Noncontrolling interests in property partnerships	(996)	(614)

Total capital	3,254,050	2,693,325

Total liabilities and capital	$13,587,802	$12,949,100

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands, except for per unit amounts)
Revenue
Rental
Base rent	$360,595	$310,459	$1,048,604	$918,665
Recoveries from tenants	53,899	45,646	148,669	135,530
Parking and other	21,694	15,850	61,863	47,570

Total rental revenue	436,188	371,955	1,259,136	1,101,765
Hotel revenue	8,045	8,016	22,897	22,290
Development and management services	8,180	6,439	24,706	34,267

Total revenue	452,413	386,410	1,306,739	1,158,322

Expenses
Operating
Rental	154,985	128,041	439,831	376,310
Hotel	6,032	6,194	18,052	17,551
General and administrative	17,340	18,067	62,052	62,537
Acquisition costs	51	1,893	136	1,893
Suspension of development	—	—	—	(7,200)
Depreciation and amortization	107,439	79,077	323,836	239,441

Total expenses	285,847	233,272	843,907	690,532

Operating income	166,566	153,138	462,832	467,790
Other income (expense)
Income from unconsolidated joint ventures	11,326	11,565	28,184	26,940
Interest and other income	1,252	1,814	4,179	5,641
Gains (losses) from investments in securities	(860)	731	(481)	253
Interest expense	(95,777)	(97,103)	(290,164)	(285,887)
Losses from early extinguishments of debt	—	—	—	(8,221)

Income from continuing operations	82,507	70,145	204,550	206,516
Gain on sale of real estate	—	—	—	2,734

Net income	82,507	70,145	204,550	209,250
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(86)	(889)	(1,118)	(2,557)
Noncontrolling interest—redeemable preferred units	(832)	(820)	(2,497)	(2,548)

Net income attributable to Boston Properties Limited Partnership	$81,589	$68,436	$200,935	$204,145

Basic earnings per common unit attributable to Boston Properties
Limited Partnership
Net income	$0.49	$0.43	$1.22	$1.28

Weighted average number of common units outstanding	165,219	159,952	164,122	159,697

Diluted earnings per common unit attributable to Boston Properties
Limited Partnership
Net income	$0.49	$0.43	$1.22	$1.27

Weighted average number of common and common equivalent units outstanding	165,835	160,550	164,741	160,356

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Net income	$82,507	$70,145	$204,550	$209,250
Other comprehensive income:
Effective portion of interest rate contracts	—	—	—	421
Amortization of interest rate contracts	649	716	1,946	2,157

Other comprehensive income	649	716	1,946	2,578

Comprehensive income	83,156	70,861	206,496	211,828
Comprehensive income attributable to noncontrolling interests	(918)	(1,709)	(3,615)	(5,105)

Comprehensive income attributable to Boston Properties Limited Partnership	$82,238	$69,152	$202,881	$206,723

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited and in thousands)

Total Partners’ Capital
Balance at December 31, 2010	$2,693,939

Contributions	450,299
Net income allocable to general and limited partner units	177,526
Distributions	(219,537)
Accumulated other comprehensive loss	1,719
Unearned compensation	4,627
Conversion of redeemable partnership units	71,181
Adjustment to reflect redeemable partnership units at redemption value	75,292

Balance at September 30, 2011	$3,255,046

Balance at December 31, 2009	$3,182,020

Contributions	26,090
Net income allocable to general and limited partner units	177,953
Distributions	(209,168)
Accumulated other comprehensive loss	2,247
Unearned compensation	(1,738)
Conversion of redeemable partnership units	13,748
Adjustment to reflect redeemable partnership units at redemption value	(336,994)

Balance at September 30, 2010	$2,854,158

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$204,550	$209,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	323,836	239,441
Non-cash compensation expense	23,702	26,725
Income from unconsolidated joint ventures	(28,184)	(26,940)
Distributions of net cash flow from operations of unconsolidated joint ventures	27,222	9,189
Losses (gains) from investments in securities	481	(253)
Non-cash portion of interest expense	41,016	42,199
Settlement of accreted debt discount on repurchases of unsecured exchangeable senior notes	—	(13,230)
Losses from early extinguishments of debt	—	8,221
Suspension of development	—	(7,200)
Gain on sale of real estate	—	(2,734)
Change in assets and liabilities:
Cash held in escrows	(6,228)	(1,404)
Tenant and other receivables, net	13,097	2,922
Accrued rental income, net	(66,155)	(57,887)
Prepaid expenses and other assets	(66,597)	(24,107)
Accounts payable and accrued expenses	5,341	(30,720)
Accrued interest payable	27,228	8,631
Other liabilities	(15,664)	(19,998)
Tenant leasing costs	(40,786)	(29,251)

Total adjustments	238,309	123,604

Net cash provided by operating activities	442,859	332,854

Cash flows from investing activities:
Acquisitions of real estate	(41,100)	(103,785)
Construction in progress	(205,580)	(233,814)
Building and other capital improvements	(29,406)	(14,377)
Tenant improvements	(50,400)	(91,742)
Proceeds from land transaction	43,887	—
Proceeds from mortgage loan released from (placed in) escrow	267,500	(267,500)
Deposit on real estate released from (placed in) escrow	10,000	(10,000)
Acquisition of note receivable	—	(22,500)
Issuance of note receivable	(6,375)	—
Capital contributions to unconsolidated joint ventures	(17,867)	(61,426)
Capital distributions from unconsolidated joint ventures	—	27,150
Investments in securities, net	(1,061)	2,288

Net cash used in investing activities	(30,402)	(775,706)

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2011	2010
	(in thousands)
Cash flows from financing activities:
Proceeds from mortgage notes payable	1,178,306	268,964
Repayments of mortgage notes payable	(1,196,074)	(301,531)
Proceeds from unsecured senior notes	—	699,237
Repurchases of unsecured exchangeable senior notes	—	(172,294)
Deposit on mortgage loan financing	—	—
Deferred financing costs	(9,103)	(7,563)
Net proceeds from ATM stock issuances	439,037	—
Net proceeds from equity transactions	9,554	21,933
Distributions	(248,601)	(243,253)
Distributions to noncontrolling interest in property partnership	(1,500)	(1,500)

Net cash provided by financing activities	171,619	263,993

Net increase in cash and cash equivalents	584,076	(178,859)
Cash and cash equivalents, beginning of period	478,948	1,448,933

Cash and cash equivalents, end of period	$1,063,024	$1,270,074

Supplemental disclosures:
Cash paid for interest	$258,121	$274,699

Interest capitalized	$36,201	$26,412

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$15,161	$6,927

Mortgage note payable assumed in connection with the acquisition of real estate	$143,900	$202,604

Note receivable converted to real estate	$—	$22,500

Distributions declared but not paid	$83,584	$81,068

Conversions of redeemable partnership units to partners’ capital	$71,181	$13,748

Issuance of restricted securities to employees and directors	$25,087	$19,222

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Boston Properties Limited Partnership (the “Company”), a Delaware limited partnership, is the entity through which Boston Properties, Inc., a self-administered and self-managed real estate investment trust (“REIT”), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Boston Properties, Inc. is the sole general partner of the Company and at September 30, 2011 owned an approximate 88.0% (86.2% at September 30, 2010) general and limited partnership interest in the Company. Partnership interests in the Company are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). In addition, in February 2008 and February 2011, the Company issued LTIP Units in connection with the granting to employees of outperformance awards (also referred to as “2008 OPP Units” and “2011 OPP Units,” respectively). Because the rights, preferences and privileges of 2008 OPP Units and 2011 OPP Units differ from other LTIP Units granted to employees as part of the annual compensation process, unless specifically noted otherwise, all references to LTIP Units exclude 2008 OPP Units and 2011 OPP Units. On February 5, 2011, the measurement period for the Company’s 2008 OPP Unit awards expired and Boston Properties, Inc.’s total return to shareholders (“TRS”) was not sufficient for employees to earn and therefore become eligible to vest in any of the 2008 OPP Unit awards. Accordingly, all 2008 OPP Unit awards were automatically forfeited (See Notes 8 and 11).

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

At September 30, 2011, there was one series of Preferred Units outstanding (i.e., Series Two Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Company. Preferred Units may also be converted into OP Units or redeemed for cash at the election of the holder thereof or the Company in accordance with the terms and conditions set forth in the applicable amendment to the partnership agreement (See Note 8).

All references herein to the Company refer to Boston Properties Limited Partnership and its consolidated subsidiaries, collectively, unless the context otherwise requires.

Properties

At September 30, 2011, the Company owned or had interests in a portfolio of 153 commercial real estate properties (the “Properties”) aggregating approximately 42.3 million net rentable square feet, including seven properties under construction totaling approximately 2.9 million net rentable square feet. In addition, the

Company has structured parking for approximately 43,899 vehicles containing approximately 14.8 million square feet. At September 30, 2011, the Properties consist of:

•	147 office properties, including 128 Class A office properties (including seven properties under construction) and 19 Office/Technical properties;

•	one hotel;

•	three retail properties; and

•	two residential properties.

The Company owns or controls undeveloped land parcels totaling approximately 510.5 acres. In addition, the Company has a noncontrolling interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company has pursued the acquisition of value-added investments in assets within its existing markets. The Company’s investments through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At September 30, 2011, the Value-Added Fund had investments in 24 buildings comprised of an office property in Chelmsford, Massachusetts and office complexes in Mountain View, California.

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

For purposes of financial reporting disclosures, the Company estimates the fair value of mortgage notes payable, unsecured senior notes and unsecured exchangeable senior notes. The Company discounts the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt and unsecured notes based on current market rates for similar securities. In determining the current market rates, the Company adds its estimates of market spreads to the quoted yields on federal government treasury securities with similar maturity dates to its debt. Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate. The following table presents the aggregate carrying value of the Company’s indebtedness and the Company’s corresponding estimate of fair value as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011			December 31, 2010
	Carrying Amount		Estimated Fair Value	Carrying Amount		Estimated Fair Value
Mortgage notes payable	$3,179,034		$3,337,861	$3,047,586		$3,121,193
Unsecured senior notes	3,016,986		3,073,469	3,016,598		3,241,542
Unsecured exchangeable senior notes	1,754,343	(1)	1,909,227	1,721,817	(1)	1,929,291

Total	$7,950,363		$8,320,557	$7,786,001		$8,292,026

(1)	Includes the net impact of Accounting Standards Codification (“ASC”) ASC 470-20 (formerly known as FSP No. APB 14-1) totaling approximately $64.7 million and $93.6 million at September 30, 2011 and December 31, 2010, respectively.

3. Real Estate Activity During the Nine Months Ended September 30, 2011

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

	Acquired In-Place Lease Intangibles	Acquired Net Above- Market Lease Intangibles
Period from October 1, 2011 through December 31, 2011	$1,574	$158
2012	5,192	520
2013	3,423	349
2014	2,543	221
2015	1,867	300

The accompanying pro forma information for the nine months ended September 30, 2011 and 2010 is presented as if the acquisition of Bay Colony Corporate Center on February 1, 2011 had occurred on January 1, 2010. This pro forma information is based upon the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

Pro Forma	Nine Months Ended September 30,
(in thousands, except per unit data)	2011	2010
Total revenue	$1,309,084	$1,172,640
Income from continuing operations	$204,376	$200,031
Net income attributable to Boston Properties Limited Partnership	$200,761	$197,660
Basic earnings per unit:
Net income per unit attributable to Boston Properties Limited Partnership	$1.22	$1.24
Diluted earnings per unit:
Net income per unit attributable to Boston Properties Limited Partnership	$1.22	$1.23

Developments

On January 14, 2011, the Company placed in-service approximately 57% of the office component of its Atlantic Wharf development project located in Boston, Massachusetts. The office component is comprised of approximately 790,000 net rentable square feet.

On March 1, 2011, the Company placed in-service approximately 13% of the office component of its 2200 Pennsylvania Avenue development project located in Washington, DC. The office component is comprised of approximately 457,000 net rentable square feet. On August 17, 2011, the Company completed and fully placed in-service the office component of the development project.

On May 1, 2011, the Company placed in-service approximately 16% of its 510 Madison Avenue development project located in New York City. 510 Madison Avenue is an approximately 347,000 net rentable square foot Class A office property.

On May 11, 2011, the Company partially placed in-service the Residences on The Avenue, the residential component of its 2221 I Street, NW development project located in Washington, DC. The residential component is comprised of 335 apartment units and approximately 50,000 square feet of retail space. On July 13, 2011, the Company completed and fully placed in-service the residential component of the development project.

On May 24, 2011, the Company signed a lease with a law firm for approximately 184,000 square feet at 250 West 55th Street in New York City. In conjunction with the execution of the lease, the Company resumed development of the planned approximately 989,000 square foot Class A office project and commenced capitalization of interest.

On July 1, 2011, the Company completed and placed in-service 100% of The Lofts at Atlantic Wharf, the residential component of its Atlantic Wharf development project located in Boston, Massachusetts. The residential component is comprised of 86 apartment units and approximately 10,000 square feet of retail space.

On July 5, 2011, the Company commenced the redevelopment of 12310 Sunrise Valley Drive, a Class A office project with approximately 268,000 net rentable square feet located in Reston, Virginia. The Company will capitalize incremental costs during the redevelopment.

On July 14, 2011, the Company entered into a 15-year lease for 100% of a build-to-suit development project with approximately 190,000 net rentable square feet of Class A office space located on land owned by the Company at 17 Cambridge Center in Cambridge, Massachusetts. In conjunction with the execution of the lease, the Company has commenced construction of the project.

Dispositions

On May 23, 2011, the Company entered into a ground lease for 75 Ames Street, a vacant land parcel in Cambridge, Massachusetts located on the same site as the Company’s Cambridge Center West Garage property and adjacent to the Company’s Seven Cambridge Center property, to a third party. In addition, the Company entered into a development agreement to serve as project manager for a 250,000 square foot research laboratory building to be developed on the site at the ground lessee’s expense and will also serve, upon completion of development, as property manager. The terms of the ground lease require the Company to form a condominium for the site upon completion of the development, at which time each party will subject their respective interests in the buildings and land to the condominium and will in turn be conveyed a condominium unit comprised of their respective building as well as an undivided ownership interest in the land. Gross proceeds to the Company are expected to total approximately $56.8 million, including $11.4 million in development fees for the Company’s services. As of September 30, 2011, the Company has received approximately $48.0 million and anticipates receiving another $8.9 million in development fees through the third quarter of 2014. The cash received under the ground lease will initially be recognized as unearned revenue and recognized over the 99-year term of the ground lease. The Company will recognize approximately $459,000 per year in ground lease payments prior to the anticipated conveyance of the condominium interest in 2014. Upon completion of the development and conveyance of the condominium interest, the transaction and related remaining costs will be accounted for and recognized as a gain on sale of real estate in accordance with ASC 360-20 “Real Estate Sales.”

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

The investments in unconsolidated joint ventures consist of the following at September 30, 2011:

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

The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
ASSETS
Real estate and development in process, net	$4,991,083	$5,028,851
Other assets	680,091	749,308

Total assets	$5,671,174	$5,778,159

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable	$3,139,362	$3,151,220
Other liabilities	907,144	969,082
Members’/Partners’ equity	1,624,668	1,657,857

Total liabilities and members’/partners’ equity	$5,671,174	$5,778,159

Company’s share of equity	$898,910	$924,235
Basis differentials(1)	(128,444)	(156,983)

Carrying value of the Company’s investments in unconsolidated joint ventures	$770,466	$767,252

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

The combined summarized statements of operations of the unconsolidated joint ventures are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Total revenue(1)	$150,101	$155,126	$440,733	$457,217
Expenses
Operating	44,584	45,546	129,698	130,083
Depreciation and amortization	46,773	50,548	145,653	164,763

Total expenses	91,357	96,094	275,351	294,846
Operating income	58,744	59,032	165,382	162,371
Other expenses
Interest expense	57,699	59,120	172,467	176,705
Loss on guarantee obligation	—	3,581	—	3,581
Impairment loss	39,384	—	39,384	—

Net loss	$(38,339)	$(3,669)	$(46,469)	$(17,915)

Company’s share of net loss	$(23,231)	$(487)	$(28,570)	$(7,207)
Basis differential	25,024	3,125	28,539	7,918
Elimination of inter-entity interest on partner loan	9,533	8,927	28,215	26,229

Income from unconsolidated joint ventures	$11,326	$11,565	$28,184	$26,940

(1)	Includes straight-line rent adjustments of $6.7 million and $5.9 million for the three months ended September 30, 2011 and 2010, respectively, and $14.8 million and $19.8 million for the nine months ended September 30, 2011 and 2010, respectively. Includes net “above-” and “below-market” rent adjustments of $28.3 million and $30.5 million for the three months ended September 30, 2011 and 2010, respectively, and $87.0 million and $97.6 million for the nine months ended September 30, 2011 and 2010, respectively.

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

On March 26, 2011, a joint venture in which the Company has a 30% interest removed from service and commenced the redevelopment of 500 North Capitol Street, NW located in Washington, DC. On January 18, 2011, the joint venture entered into a lease with a law firm for approximately 171,000 square feet of space (See Note 13).

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

On August 12, 2011, an unconsolidated joint venture in which the Company has a 60% interest entered into an agreement to sell Two Grand Central Tower located in New York City for approximately $401.0 million, including the assumption by the buyer of approximately $176.6 million of mortgage indebtedness (See Note 13). Two Grand Central Tower is an approximately 650,000 net rentable square foot Class A office tower. The unconsolidated joint venture’s carrying value of the net assets of the property aggregated approximately $425.7 million. As a result, pursuant to the provisions of ASC 360 “Property, Plant and Equipment” (“ASC 360”) (formerly known as SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets”), the unconsolidated joint venture recognized a non-cash impairment loss of approximately $39.4 million, which is equal to the difference between the sale price less cost to sell and the carrying value of the net assets of the property. Because the Company had previously recognized an impairment loss on its investment in the unconsolidated joint venture under the provisions of ASC 323 “Investments-Equity Method and Joint Ventures” (“ASC 323”) (formerly known as Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (“APB No. 18”)), no additional impairment loss has been recognized by the Company.

5. Mortgage Notes Payable

On January 12, 2011, the Company notified the master servicer of the non-recourse mortgage loan collateralized by its Montvale Center property located in Gaithersburg, Maryland that the cash flows generated from the property were insufficient to fund debt service payments and capital improvements necessary to lease and operate the property and that the Company was not prepared to fund any cash shortfalls. Accordingly, at the request of the Company, the loan has been placed with the special servicer. The Company is not current on making debt service payments and is currently in default. The Company is currently accruing interest at the default interest rate of 9.93% per annum.

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

On August 19, 2011, the Company obtained mortgage financing totaling $725.0 million collateralized by 601 Lexington Avenue. The mortgage loan bears interest at a fixed rate of 4.75% per annum and matures on April 10, 2022. Proceeds from the mortgage financing were used to repay the borrowing under its Unsecured Line of Credit totaling approximately $453.3 million. The additional cash proceeds were used to refinance the $267.5 million mortgage loan collateralized by the Company’s 510 Madison Avenue property located in New York City. In connection with the refinancing, the lien of the 510 Madison Avenue mortgage was spread to 601 Lexington Avenue and released from 510 Madison Avenue so that 510 Madison Avenue is no longer encumbered by any mortgage debt.

6. Unsecured Line of Credit

On June 24, 2011, the Company amended and restated the revolving credit agreement governing the Company’s Unsecured Line of Credit, which (1) reduced the total commitment from $1.0 billion to $750.0 million, (2) extended the maturity date from August 3, 2011 to June 24, 2014, with a provision for a one-year extension at the Company’s option, subject to certain conditions and the payment of an extension fee equal to 0.20% of the total commitment then in effect, and (3) increased the per annum variable interest rates available, which resulted in an increase of the per annum variable interest rate on outstanding balances from Eurodollar plus 0.475% per annum to Eurodollar plus 1.225% per annum. Under the amended Unsecured Line of Credit, the Company may increase the total commitment to $1.0 billion, subject to syndication of the increase. In addition, a facility fee currently equal to an aggregate of 0.225% per annum of the total commitment is payable by the Company in equal quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in the Company’s unsecured debt ratings. The Unsecured Line of Credit is a recourse obligation of the Company. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a reduced interest rate. On May 11, 2011, the Company refinanced at maturity its mortgage loan collateralized by its 601 Lexington Avenue property located in New York City totaling approximately $453.3 million utilizing the proceeds of a draw under its Unsecured Line of Credit, which borrowing was secured by a mortgage on the property. On August 19, 2011, the Company used proceeds from the new mortgage financing on 601 Lexington Avenue to repay the borrowing under its Unsecured Line of Credit (See Note 5). At September 30, 2011, there were no amounts outstanding on the Unsecured Line of Credit.

The terms of the Unsecured Line of Credit require that the Company maintain a number of customary financial and other covenants on an ongoing basis, including: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (5) a minimum net worth requirement of $3.5 billion, (6) an unsecured debt interest coverage ratio of at least 1.75 and (7) limitations on permitted investments, development, partially owned entities, business outside of commercial real estate and commercial non-office properties. At September 30, 2011, the Company was in compliance with each of these financial and other covenant requirements.

7. Commitments and Contingencies

General

In the normal course of business, the Company guarantees its performance of services or indemnifies third parties against its negligence.

The Company has letter of credit and performance obligations of approximately $16.1 million related to lender and development requirements.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

In connection with the assumption of the General Motors Building’s secured loan by the Company’s unconsolidated joint venture, 767 Venture, LLC, the Company guaranteed the unconsolidated joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of September 30, 2011, the maximum funding obligation under the guarantee was approximately $10.6 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.

In connection with the refinancing in March 2010 of the 125 West 55th Street property’s secured loan by the Company’s unconsolidated joint venture, 125 West 55th Street Venture LLC, the Company has guaranteed the unconsolidated joint venture’s obligation to fund an escrow related to certain lease rollover costs in lieu of an initial cash deposit for the full amount. The maximum funding obligation under the guarantee was $21.3 million. At closing, the joint venture funded a $10.0 million cash deposit into the escrow account and the remaining $11.3 million will be further reduced with scheduled monthly deposits into the escrow account from operating cash flows. As of September 30, 2011, the remaining funding obligation under the guarantee was approximately $3.2 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.

In connection with the mortgage financing collateralized by the Company’s One Freedom Square property located in Reston, Virginia, the Company has agreed to guarantee approximately $7.9 million related to its obligation to provide funds for certain tenant re-leasing costs. The mortgage financing matures on June 30, 2012.

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

Insurance

The Company carries insurance coverage on its properties of types and in amounts and with deductibles that it believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”). Currently, the Company’s property insurance program per occurrence limits are $1.0 billion for its portfolio insurance program, including coverage for acts of terrorism certified under TRIA other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). The Company also carries $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of coverage in the Company’s property insurance program which is provided by IXP, LLC (“IXP”) as a direct insurer. The Company currently insures certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), in separate stand alone insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage, with $1.375 billion of Terrorism Coverage in excess of $250 million being provided by NYXP, LLC (“NYXP”), as a direct insurer. The Company also currently carries nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under TRIA (“NBCR Coverage”), which is provided by IXP, as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding the properties owned by the Company’s Value-Added Fund and certain other properties owned in joint ventures with third parties or which the Company manages. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the additional Terrorism Coverage provided by IXP for 601 Lexington Avenue, the NBCR Coverage provided by IXP and the Terrorism Coverage provided by NYXP are backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” The program trigger is $100 million and the coinsurance is 15%. Under TRIPRA, if the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. The Company may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in its portfolio or for any other reason. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance and maintain insurance in amounts and on terms that are commercially reasonable.

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

IXP, a captive insurance company which is a wholly-owned subsidiary of the Company, acts as a direct insurer with respect to a portion of the Company’s earthquake insurance coverage for its Greater San Francisco properties, the additional Terrorism Coverage for 601 Lexington Avenue and the Company’s NBCR Coverage. The additional Terrorism Coverage provided by IXP for 601 Lexington Avenue only applies to losses which exceed the program trigger under TRIA. NYXP, a captive insurance company which is a wholly-owned subsidiary of the Company, acts as a direct insurer with respect to a portion of the Company’s Terrorism Coverage for 767 Fifth Avenue. Currently, NYXP only insures losses which exceed the program trigger under TRIA and NYXP reinsures with a third-party insurance company any coinsurance payable under TRIA. Insofar as the Company owns IXP and NYXP, it is responsible for their liquidity and capital resources, and the accounts of IXP and NYXP are part of the Company’s consolidated financial statements. In particular, if a loss occurs which is covered by the Company’s NBCR Coverage but is less than the applicable program trigger under TRIA, IXP would be responsible for the full amount of the loss without any backstop by the Federal Government. IXP and NYXP would also be responsible for any recoupment charges by the Federal Government in the event losses are paid out and their insurance policies are maintained after the payout by the Federal Government. If the Company experiences a loss and IXP or NYXP are required to pay under their insurance policies, the Company would ultimately record the loss to the extent of the required payment. Therefore, insurance coverage provided by IXP and NYXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

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

8. Noncontrolling Interests

Noncontrolling interests relate to the interests in the Company not owned by Boston Properties, Inc. and interests in property partnerships not wholly-owned by the Company. As of September 30, 2011, the noncontrolling interests consisted of 17,037,553 OP Units, 1,603,205 LTIP Units, 400,000 2011 OPP Units and 1,113,044 Series Two Preferred Units (or 1,460,688 OP Units on an as converted basis) held by parties other than Boston Properties, Inc.

Noncontrolling Interest—Redeemable Preferred Units

The Preferred Units at September 30, 2011 consisted solely of 1,113,044 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) 6.00% per annum on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). The holders of Series Two Preferred Units have the right to require the Company to redeem their units for cash at the redemption price of $50.00 per unit on May 14, 2012, May 14, 2013 and May 12, 2014. The maximum number of units that may be required to be redeemed from all holders on each of these dates is 1,007,662, which is one-sixth of the number of Series Two Preferred Units that were originally issued. The holders also had the right to have their Series Two Preferred Units redeemed for cash on May 12, 2009, May 12, 2010 and May 12, 2011, although no holder exercised such right. On May 14, 2013 and May 12, 2014, the Company also has the right, subject to certain conditions, to redeem Series Two Preferred Units for cash or to convert into OP Units any Series Two Preferred Units that are not redeemed when they are eligible for redemption.

On February 15, 2011, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.75616 per unit. On May 16, 2011, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.73151 per unit. On August 15, 2011, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.75616 per unit.

Due to the redemption option and the conversion option existing outside the control of the Company, the Preferred Units are not included in Partners’ Capital and are reflected in the Consolidated Balance Sheets at an amount equivalent to the value of such units had such units been redeemed at September 30, 2011. The value of the Series Two Preferred Units had all of such units been converted and then redeemed at September 30, 2011 was approximately $130.1 million based on the closing price of Boston Properties, Inc.’s common stock of $89.10 per share on that date.

The following table reflects the activity of the noncontrolling interests—redeemable preferred units for the nine months ended September 30, 2011 and 2010 (in thousands):

Balance at January 1, 2011	$125,765
Net income	2,497
Distributions	(2,497)
Reallocation of partnership interest	4,382

Balance at September 30, 2011	$130,147

Balance at January 1, 2010	$97,968
Net income	2,548
Distributions	(2,548)
Reallocation of partnership interest	23,444

Balance at September 30, 2010	$121,412

Noncontrolling Interest—Common Units

During the nine months ended September 30, 2011, 2,442,407 OP Units were presented by the holders for redemption (including 58,213 OP Units issued upon conversion of LTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.

At September 30, 2011, the Company had outstanding 400,000 2011 OPP Units (See Note 10). Prior to the measurement date on January 31, 2014, 2011 OPP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of 2011 OPP Units, both vested and unvested, that 2011 OPP award recipients have earned, if any, based on the establishment of an outperformance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.

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

On January 28, 2011, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.50 per unit, and a distribution on the 2008 OPP Units in the amount of $0.05 per unit, to holders of record as of the close of business on December 31, 2010. On April 29, 2011, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.50 per unit, and a distribution on the 2011 OPP Units in the amount of $0.05 per unit, to holders of record as of the close of business on March 31, 2011. On July 29, 2011, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.50 per unit, and a distribution on the 2011 OPP Units in the amount of $0.05 per unit, to holders of record as of the close of business on June 30, 2011. On September 16, 2011, Boston Properties, Inc., as general partner of the Company, declared a distribution on the OP Units and LTIP Units in the amount of $0.50 per unit and a distribution on the 2011 OPP Units in the amount of $0.05 per unit, in each case payable on October 31, 2011 to holders of record as of the close of business on September 30, 2011.

The following table reflects the activity of the noncontrolling interests—redeemable common units for the nine months ended September 30, 2011 and 2010 (in thousands):

Balance at January 1, 2011	$1,801,592
Contributions	23,379
Net income	23,409
Distributions	(29,120)
Conversion of redeemable partnership units	(71,181)
Unearned compensation	(6,012)
Accumulated other comprehensive loss	227
Adjustment to reflect redeemable partnership units at redemption value	(79,674)

Balance at September 30, 2011	$1,662,620

Balance at January 1, 2010	$1,431,666
Contributions	15,065
Net income	26,192
Distributions	(32,069)
Conversion of redeemable partnership units	(13,748)
Unearned compensation	9,241
Accumulated other comprehensive loss	331
Adjustment to reflect redeemable partnership units at redemption value	313,550

Balance at September 30, 2010	$1,750,228

Pursuant to the Company’s Partnership Agreement, certain limited partners in the Company have the right to redeem all or any portion of their interest for cash from the Company. However, Boston Properties, Inc. may elect to acquire the limited partner’s interest by issuing its Common Stock in exchange for the interest. The amount of cash to be paid to the limited partner if the redemption right is exercised and Boston Properties, Inc. does not elect to issue its Common Stock is based on the trading price of Boston Properties, Inc.’s common stock at that time. Due to the redemption option existing outside the control of the Company, such limited partners’ units are not included in Partners’ Capital. The value of the OP Units not owned by Boston Properties, Inc. (including LTIP Units assuming that all conditions have been met for the conversion thereof) had all of such units been redeemed at September 30, 2011 was approximately $1.66 billion based on the closing price of Boston Properties, Inc.’s common stock of $89.10 per share.

Noncontrolling Interest—Property Partnerships

The noncontrolling interests in property partnerships consist of the outside equity interest in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $(1.0) million at September 30, 2011 and approximately $(0.6) million at December 31, 2010, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.

The following table reflects the activity of the noncontrolling interests—property partnerships for the nine months ended September 30, 2011 and 2010 (in thousands):

Balance at January 1, 2011	$(614)
Net income	1,118
Distributions	(1,500)

Balance at September 30, 2011	$(996)

Balance at January 1, 2010	$5,671
Net income	2,557
Distributions	(1,500)

Balance at September 30, 2010	$6,728

9. Partners’ Capital

As of September 30, 2011, Boston Properties, Inc. owned 1,662,680 general partnership units and 145,964,567 limited partnership units.

During the nine months ended September 30, 2011, Boston Properties, Inc. utilized its initial “at the market” (ATM) stock offering program to issue an aggregate of 4,228,993 shares of Common Stock for gross proceeds of approximately $400.0 million and net proceeds of approximately $394.7 million. No amount remains available for issuance under this ATM program. Boston Properties, Inc. contributed the net proceeds from such sales to the Company in exchange for a number of OP Units equal to the number of shares issued. This ATM stock offering program provided Boston Properties, Inc. with the ability to sell from time to time up to an aggregate of $400.0 million of its common stock through sales agents over a three-year period.

On June 2, 2011, Boston Properties, Inc. established a new ATM stock offering program through which it may sell from time to time up to an aggregate of $600.0 million of its common stock through sales agents over a three-year period. During the three months ended September 30, 2011, Boston Properties, Inc. issued an aggregate of 431,223 shares of stock under the ATM stock offering program for gross proceeds of approximately $44.9 million and net proceeds of approximately $44.4 million. Boston Properties, Inc. contributed the net proceeds from such sales to the Company in exchange for a number of OP Units equal to the number of shares issued. As of September 30, 2011, approximately $555.1 million remained available for issuance under this ATM program.

During the nine months ended September 30, 2011, the Company issued 312,711 OP units to Boston Properties, Inc. in connection with the exercise by certain employees of options to purchase Common Stock of Boston Properties, Inc.

During the nine months ended September 30, 2011, Boston Properties, Inc. acquired 2,442,407 OP Units in connection with the redemption of an equal number of redeemable OP Units from third parties.

On January 28, 2011, the Company paid a distribution in the amount of $0.50 per OP Unit to unitholders of record as of the close of business on December 31, 2010. On April 29, 2011, the Company paid a distribution in the amount of $0.50 per OP Unit to unitholders of record as of the close of business on March 31, 2011. On July 29, 2011, the Company paid a distribution in the amount of $0.50 per OP Unit to unitholders of record as of the close of business on June 30, 2011. On September 16, 2011, Boston Properties, Inc.’s Board of Directors declared a distribution in the amount of $0.50 per OP Unit payable on October 31, 2011 to unitholders of record as of the close of business on September 30, 2011.

10. Earnings Per Common Unit

The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership by the weighted-average number of common units outstanding during the period. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of the Company. As a result, the Series Two Preferred Units are considered participating securities and are included in the computation of basic and diluted earnings per common unit of the Company if the effect of applying the if-converted method is dilutive. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common unit pursuant to the two-class method. As a result, unvested restricted common stock of Boston Properties, Inc. and the Company’s LTIP Units, 2008 OPP Units and 2011 OPP Units are considered participating securities and are included in the computation of basic and diluted earnings per common unit of the Company if the effect of applying the if-converted method is dilutive. Because the 2008 OPP Units and 2011 OPP Units require Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes such units from the diluted earnings per common unit calculation. For the three and nine months ended September 30, 2011, assuming the measurement period for the 2011 OPP Units ended on September 30, 2011, the Company’s total return to stockholders compared to the absolute and relative return thresholds for the 2011 OPP Units would have resulted in participants earning and being eligible to vest in an aggregate of approximately 325,000 2011 OPP Units. As a result, these 2011 OPP Units have been included in the diluted earnings per common unit calculation. For the three and nine months ended September 30, 2010, the absolute and relative return thresholds for the 2008 OPP Units were not met and as a result the 2008 OPP Units have been excluded from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 18,213,000 and 20,357,000 redeemable common units for the three months ended September 30, 2011 and 2010, respectively, and approximately 19,116,000 and 20,482,000 redeemable common units for the nine months ended September 30, 2011 and 2010, respectively.

	$204,145	$204,145	$204,145
	For the three months ended September 30, 2011
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$81,589	165,219	$0.49
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	616	(0.00)

Diluted Earnings:
Net income	$81,589	165,835	$0.49

	$204,145	$204,145	$204,145
	For the three months ended September 30, 2010
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$68,436	159,952	$0.43
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	598	(0.00)

Diluted Earnings:
Net income	$68,436	160,550	$0.43

	$204,145	$204,145	$204,145
	For the nine months ended September 30, 2011
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$200,935	164,122	$1.22
Effect of Dilutive Securities:
Stock Based Compensation	—	619	(0.00)

Diluted Earnings:
Net income	$200,935	164,741	$1.22

	$204,145	$204,145	$204,145
	For the nine months ended September 30, 2010
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$204,145	159,697	$1.28
Effect of Dilutive Securities:
Stock Based Compensation	—	659	(0.01)

Diluted Earnings:
Net income	$204,145	160,356	$1.27

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

Each employee’s 2011 OPP Award was designated as a specified percentage of the aggregate outperformance pool. Assuming the applicable absolute and/or relative TRS thresholds are achieved at the end of the measurement period, the algebraic sum of the Absolute TRS Component and the Relative TRS Component will be calculated and then allocated among the 2011 OPP Award recipients in accordance with each individual’s percentage. If there is a change of control prior to January 31, 2014, the measurement period will end on the change of control date and both the Absolute TRS Component (using a prorated absolute TRS hurdle) and the Relative TRS Component will be calculated and, assuming the applicable absolute and/or relative TRS thresholds are achieved over the shorter measurement period, allocated among the 2011 OPP Award recipients as of that date.

Rewards earned with respect to 2011 OPP Awards (if any) will vest 25% on February 1, 2014, 25% on February 1, 2015 and 50% on February 1, 2016, based on continued employment. Vesting will be accelerated in the event of a change in control of Boston Properties, Inc., termination of employment without cause, termination of employment by the award recipient for good reason, death, disability or retirement, although restrictions on transfer will continue to apply in certain of these situations. All determinations, interpretations and assumptions relating to the calculation of performance and vesting relating to 2011 OPP Awards will be made by the Compensation Committee. 2011 OPP Awards will be in the form of LTIP Units. LTIP Units will be issued prior to the determination of the outperformance pool, but will remain subject to forfeiture depending on the extent of rewards earned with respect to 2011 OPP Awards. The number of LTIP Units issued initially to recipients of the 2011 OPP Awards is an estimate of the maximum number of LTIP Units that they could earn, based on certain assumptions. The number of LTIP Units actually earned by each award recipient will be determined at the end of the performance measurement period by dividing his or her share of the outperformance pool by the average closing price of a REIT Share for the 15 trading days immediately preceding the measurement date. Total return for Boston Properties, Inc. and for the SNL Equity REIT Index over the three-year measurement period and other circumstances will determine how many LTIP Units are earned by each recipient; if they are fewer than the number issued initially, the balance will be forfeited as of the performance measurement date. Prior to the measurement date, LTIP units issued on account of 2011 OPP Awards will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of LTIP Units, both vested and unvested, which 2011 OPP Award recipients have earned based on the establishment of an outperformance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit. LTIP Units are designed to qualify as “profits interests” in the Company for federal income tax purposes. As a general matter, the profits interests characteristics of the LTIP Units mean that initially they will not be economically equivalent in value to an OP Unit. If and when events specified by applicable tax regulations occur, LTIP Units can over time increase in value up to the point where they are equivalent to OP Units on a one-for-one basis. After LTIP Units are fully vested, and to the extent the special tax rules applicable to profits interests have allowed them to become equivalent in value to OP Units, LTIP Units may be converted on a one-for-one basis into OP Units. OP Units in turn have a one-for-one relationship in value with Boston Properties, Inc. common stock, and are exchangeable on such one-for-one basis for cash or, at the election of Boston Properties, Inc., Boston Properties, Inc. common stock.

The 2011 OPP Units were valued at an aggregate of approximately $7.8 million utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the unit on the award date. Assumptions used in the valuations included (1) factors associated with the underlying performance of Boston Properties, Inc.’s stock price and total shareholder return over the term of the performance awards including total stock return volatility and risk-free interest and (2) factors associated with the relative performance of Boston Properties, Inc.’s stock price and total shareholder return when compared to the SNL Equity REIT Index. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. The fair value of the 2011 OPP Units is based on the sum of: (1) the present value of the expected payoff to the OPP Award on the measurement date, if the TRS over the applicable measurement period exceeds performance hurdles of the Absolute and the Relative

Components; and (2) the present value of the distributions payable on the 2011 OPP Units. The ultimate reward realized on account of the OPP Award by the holders of the 2011 OPP Units is contingent on the TRS achieved on the measurement date, both in absolute terms and relative to the TRS of the SNL Equity REIT Index. The per unit fair value of each 2011 OPP Unit was estimated on the date of grant using the following assumptions in the Monte Carlo valuation: expected price volatility for Boston Properties, Inc. and the SNL Equity REIT index of 41% and 37%, respectively; a risk free rate of 0.98%; and total dividend payments over the measurement period of $6.10 per share.

During the nine months ended September 30, 2011, Boston Properties, Inc. issued 19,030 shares of restricted common stock and 146,844 non-qualified stock options and the Company issued 190,067 LTIP Units and 400,000 2011 OPP Units to employees and non-employee directors under the 1997 Plan. Employees and directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2011 OPP Unit. An LTIP Unit is generally the economic equivalent of a share of restricted stock in Boston Properties, Inc. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. Grants of restricted stock and LTIP Units vest in four equal annual installments. Restricted stock and LTIP Units are measured at fair value on the date of grant based on the number of shares or units granted, as adjusted for forfeitures, and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted stock granted during the nine months ended September 30, 2011 were valued at approximately $1.8 million ($93.40 per share weighted-average). The non-qualified stock options granted during the nine months ended September 30, 2011 had a fair value on the date of grant of $24.67 per option, which was computed using the Black-Scholes option-pricing model utilizing the following assumptions: an expected life of 6.0 years, a risk-free interest rate of 2.37%, an expected price volatility of 35.0% and an expected dividend yield of 3.0%. The exercise price of the options is $92.71, which was the closing price of Boston Properties, Inc.’s common stock on the date of grant. The LTIP Units granted during the nine months ended September 30, 2011 were valued at approximately $16.5 million ($86.74 per unit fair value weighted-average) using a Monte Carlo simulation method model. The per unit fair value of each LTIP Unit granted was estimated on the date of grant using the following assumptions: an expected life of 5.8 years, a risk-free interest rate of 2.22% and an expected price volatility of 30.0%. As the 2011 OPP Awards are subject to both a service condition and a market condition, the Company recognizes the compensation expense related to the 2011 OPP Awards under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Partners’ Capital in the Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2008 OPP Units and 2011 OPP Units was approximately $5.6 million and $6.1 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $22.7 million and $26.0 million for the nine months ended September 30, 2011 and 2010, respectively. Upon the conclusion of the three-year measurement period in February 2011, the 2008 OPP Awards were not earned, the program was terminated and the Company accelerated the then remaining unrecognized compensation expense totaling approximately $4.3 million during the nine months ended September 30, 2011. For the nine months ended September 30, 2010, stock-based compensation expense includes an aggregate of approximately $5.8 million of remaining previously unvested stock-based compensation granted between 2006 and 2009 to Edward H. Linde, Boston Properties, Inc.’s late Chief Executive Officer, which expense was accelerated as a result of his passing on January 10, 2010. At September 30, 2011, there was $29.5 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and $6.1 million of unrecognized compensation expense related to unvested 2011 OPP Units that is expected to be recognized over a weighted-average period of approximately 2.6 years.

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

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services, general and administrative expenses, acquisition costs, interest expense, depreciation and amortization expense, suspension of development, gains (losses) from investments in securities, losses from early extinguishments of debt, income from unconsolidated joint ventures, gain on sale of real estate and noncontrolling interests are not included in Net Operating Income as internal reporting addresses these items on a corporate level.

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

Information by geographic area and property type:

Three months ended September 30, 2011 (dollars in thousands):

	Greater Boston	Greater Washington, DC	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$141,680	$95,192	$115,284	$53,978	$15,495	$421,629
Office/Technical	7,871	4,235	—	—	—	12,106
Residential	284	2,169	—	—	—	2,453
Hotel	8,045	—	—	—	—	8,045

Total	157,880	101,596	115,284	53,978	15,495	444,233

% of Total	35.54%	22.87%	25.95%	12.15%	3.49%	100.00%
Real Estate Operating Expenses:
Class A	55,614	26,036	39,331	20,788	7,189	148,958
Office/Technical	2,501	1,108	—	—	—	3,609
Residential	270	2,148	—	—	—	2,418
Hotel	6,032	—	—	—	—	6,032

Total	64,417	29,292	39,331	20,788	7,189	161,017

% of Total	40.01%	18.19%	24.43%	12.91%	4.46%	100.00%

Net Operating Income	$93,463	$72,304	$75,953	$33,190	$8,306	$283,216

% of Total	33.00%	25.53%	26.82%	11.72%	2.93%	100.00%

Three months ended September 30, 2010 (dollars in thousands):

	Greater Boston	Greater Washington, DC	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$94,016	$84,708	$111,383	$54,268	$16,041	$360,416
Office/Technical	7,627	3,912	—	—	—	11,539
Residential	—	—	—	—	—	—
Hotel	8,016	—	—	—	—	8,016

Total	109,659	88,620	111,383	54,268	16,041	379,971

% of Total	28.86%	23.32%	29.32%	14.28%	4.22%	100.00%
Real Estate Operating Expenses:
Class A	36,082	24,243	35,908	20,317	8,081	124,631
Office/Technical	2,417	993	—	—	—	3,410
Residential	—	—	—	—	—	—
Hotel	6,194	—	—	—	—	6,194

Total	44,693	25,236	35,908	20,317	8,081	134,235

% of Total	33.29%	18.80%	26.75%	15.14%	6.02%	100.00%

Net Operating Income	$64,966	$63,384	$75,475	$33,951	$7,960	$245,736

% of Total	26.44%	25.79%	30.71%	13.82%	3.24%	100.00%

Nine months ended September 30, 2011 (dollars in thousands):

	Greater Boston	Greater Washington, DC	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$405,234	$265,286	$341,698	$161,039	$47,585	$1,220,842
Office/Technical	23,088	12,177	—	—	—	35,265
Residential	284	2,745	—	—	—	3,029
Hotel	22,897	—	—	—	—	22,897

Total	451,503	280,208	341,698	161,039	47,585	1,282,033

% of Total	35.22%	21.86%	26.65%	12.56%	3.71%	100.00%
Real Estate Operating Expenses:
Class A	154,580	74,221	114,423	60,241	22,591	426,056
Office/Technical	7,392	3,242	—	—	—	10,634
Residential	270	2,871	—	—	—	3,141
Hotel	18,052	—	—	—	—	18,052

Total	180,294	80,334	114,423	60,241	22,591	457,883

% of Total	39.38%	17.54%	24.99%	13.16%	4.93%	100.00%

Net Operating Income	$271,209	$199,874	$227,275	$100,798	$24,994	$824,150

% of Total	32.91%	24.25%	27.58%	12.23%	3.03%	100.00%

Nine months ended September 30, 2010 (dollars in thousands):

	Greater Boston	Greater Washington, DC	Midtown Manhattan	Greater San Francisco	New Jersey	Total
Rental Revenue:
Class A	$273,702	$251,126	$332,301	$160,899	$49,046	$1,067,074
Office/Technical	22,808	11,883	—	—	—	34,691
Residential	—	—	—	—	—	—
Hotel	22,290	—	—	—	—	22,290

Total	318,800	263,009	332,301	160,899	49,046	1,124,055

% of Total	28.36%	23.40%	29.56%	14.32%	4.36%	100.00%
Real Estate Operating Expenses:
Class A	103,481	69,968	110,177	59,047	23,710	366,383
Office/Technical	6,790	3,137	—	—	—	9,927
Residential	—	—	—	—	—	—
Hotel	17,551	—	—	—	—	17,551

Total	127,822	73,105	110,177	59,047	23,710	393,861

% of Total	32.46%	18.56%	27.97%	14.99%	6.02%	100.00%

Net Operating Income	$190,978	$189,904	$222,124	$101,852	$25,336	$730,194

% of Total	26.15%	26.01%	30.42%	13.95%	3.47%	100.00%

The following is a reconciliation of Net Operating Income to net income attributable to Boston Properties Limited Partnership:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net Operating Income	$283,216	$245,736	$824,150	$730,194
Add:
Development and management services income	8,180	6,439	24,706	34,267
Income from unconsolidated joint ventures	11,326	11,565	28,184	26,940
Interest and other income	1,252	1,814	4,179	5,641
Gains on sales of real estate	—	—	—	2,734
Less:
General and administrative expense	17,340	18,067	62,052	62,537
Acquisition costs	51	1,893	136	1,893
Suspension of development	—	—	—	(7,200)
Depreciation and amortization expense	107,439	79,077	323,836	239,441
Losses (gains) from investments in securities	860	(731)	481	(253)
Interest expense	95,777	97,103	290,164	285,887
Losses from early extinguishments of debt	—	—	—	8,221
Noncontrolling interest in property partnerships	86	889	1,118	2,557
Noncontrolling interest—redeemable preferred units	832	820	2,497	2,548

Net income attributable to Boston Properties Limited Partnership	$81,589	$68,436	$200,935	$204,145

13. Subsequent Events

On October 14, 2011, an unconsolidated joint venture in which the Company has a 30% interest obtained construction financing totaling $107.0 million collateralized by its 500 North Capitol Street, NW redevelopment project located in Washington, DC. The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on October 14, 2014 with two, one-year extension options, subject to certain conditions. At closing, approximately $33.3 million was drawn to fund the repayment of the existing mortgage loan totaling $22.0 million and approximately $11.3 million of previously incurred development costs.

On October 25, 2011, an unconsolidated joint venture in which the Company has a 60% interest completed the sale of Two Grand Central Tower located in New York City for approximately $401.0 million, including the assumption by the buyer of approximately $176.6 million of mortgage indebtedness. Net cash proceeds totaled approximately $209.8 million, of which the Company’s share was approximately $125.9 million, after the payment of transaction costs of approximately $14.6 million. Two Grand Central Tower is an approximately 650,000 net rentable square foot Class A office tower.

On November 3, 2011, the Company agreed to sell $850.0 million of 3.700% senior unsecured notes due 2018 in an underwritten public offering. The notes were priced at 99.767% of the principal amount to yield an effective rate (including financing fees) of 3.853% to maturity. The notes will mature on November 15, 2018, unless earlier redeemed. The offering is expected to close on November 10, 2011. The estimated net proceeds from the offering are expected to be approximately $841.2 million after deducting underwriting discounts and estimated transaction expenses.

On November 4, 2011, the Company agreed to repurchase approximately $50.0 million aggregate principal amount of its 2.875% exchangeable senior notes due 2037 for approximately $50.2 million. The repurchase is expected to settle on November 9, 2011.

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

With respect to leasing trends, we believe that rental rates and occupancy levels in all of our markets have stabilized. Leasing trends continue to improve in Cambridge, Massachusetts, Reston, Virginia, and the Central Business District and suburban submarkets of San Francisco, which suggests that there are pockets of the economy that are growing despite the uncertainty and challenging macroeconomic issues facing the country. These submarkets are experiencing stronger leasing velocity, additional space growth, increasing rental rates and/or lower transaction concessions. The midtown Manhattan market has seen a reduction in transaction velocity from its strong activity during 2010 and the first quarter of 2011. In Washington, DC, the leasing activity in the public sector market has been adversely impacted by the federal budgetary uncertainty and the reductions in discretionary spending programs, while the private sector market has been stable with modest activity.

Overall, during the third quarter of 2011, leases for approximately 1.0 million square feet of space commenced revenue recognition, including leases for approximately 111,000 square feet of first generation space, stemming mostly from completion of development projects, and leases for approximately 846,000 square feet of second generation space. These second generation leases had an average lease term of approximately 79 months and included an average of approximately 178 days of free rent and total transaction costs, including tenant improvements and leasing commissions, of approximately $21 per square foot. The average days of free rent was negatively impacted by an approximately 221,000 square foot lease signed at our Quorum Office Park property in Chelmsford, Massachusetts; excluding this one lease, the leases signed during the quarter had an average of 48 days of free rent. Transaction costs were relatively low compared to recent historical standards due to a high percentage of leases signed at suburban properties where tenant concessions and brokerage commissions tend to be lower than Central Business District costs. The starting gross rents for the approximately 665,000 square feet of second generation leases that had been occupied within the prior 12 months decreased on average by approximately 10.2% compared to the ending gross rents from the previous leases for this space. Lease terms are highly dependent on location (i.e., whether the property is in a Central Business District or suburban location), whether the lease is a renewal or with a new tenant, and the length of the lease term.

As of September 30, 2011, leases representing approximately 8.9% of the space at our properties expire through the end of December 31, 2012. While rental rates in our markets have stabilized and have begun to increase in select submarkets, as leases expire in 2011, assuming no further change in current market rental rates, we expect the rental rates we are likely to achieve on new leases will generally be less than the rates currently being paid, thereby generally resulting in less revenue from the same space. We estimate that the average rent currently paid by our office tenants for leases that expire during the remainder of 2011 is approximately 15% greater than current market rates for comparable space. Much of this expected roll-down is due to expiring leases at Embarcadero Center in San Francisco, California. For the leases that expire in 2012, in general, we expect that the rent payable under the new leases will be approximately the same to slightly greater than the current rent.

We believe the successful lease-up and completion of our development pipeline will enhance our long-term return on equity and earnings growth as these developments are placed in-service through 2014. Since the beginning of 2011, we have partially or fully placed in-service Atlantic Wharf, The Lofts at Atlantic Wharf, 2200 Pennsylvania Avenue, the Residences on The Avenue and 510 Madison Avenue. In addition, during the first nine months of 2011, we commenced or resumed the development and redevelopment of approximately $1.3 billion of projects, including approximately $1.05 billion on our planned 989,000 square foot office tower at 250 West 55th Street in Midtown Manhattan that is currently 19% pre-leased. We are also finalizing design for the development of a 359-unit residential project adjacent to our mixed-use office and retail complex in Reston Town Center.

We also continue to actively explore acquisition opportunities. Since September 2010, we acquired approximately $1.5 billion of Class A office properties in four transactions. We believe acquisition opportunities will continue to present themselves; however, the combination of relatively low interest rates and the abundance of capital seeking high-quality assets may have a dampening effect on return expectations. While we are primarily focused on opportunities in our existing markets, we are open to investments in new markets both in the United States and possibly outside the United States. We are primarily interested in investing in markets that share common traits with our existing core markets, namely 24-hour world class cities with highly educated work forces, high barriers to entry and a diverse and strong international tenant base, and in which we would expect to establish an operating platform over time. While our management team is actively seeking opportunities, our management team intends to carefully evaluate the risks inherent in investing in any new markets and maintain our disciplined investment strategy, which focuses on high-quality assets in supply-constrained markets that have historically provided long-term value creation.

These same market conditions that make it challenging to acquire assets at attractive yields also provide us with the opportunity to sell assets. On October 25, 2011, we sold our Two Grand Central Tower joint venture asset (our share is 60%), located in New York City, for $401.0 million and may consider the sale of other assets in our portfolio.

Given the relatively low interest rate environment and the opportunity to further enhance our capital position and elongate our debt maturity schedule, we have also been active in the capital markets. During the third quarter of 2011, we refinanced 601 Lexington Avenue, which was previously financed with a secured loan that matured on May 11, 2011 and was temporarily refinanced using our Unsecured Line of Credit. The new long-term secured mortgage of approximately $725 million has a per annum interest rate of 4.75% and matures in April 2022. We believe that our strong liquidity, including available cash as of November 1, 2011 of approximately $1.2 billion, the approximately $841.2 million of estimated net proceeds from our offering of $850.0 million of 3.700% senior notes due 2018 that is scheduled to close on November 10, 2011 and availability under our $750 million Unsecured Line of Credit, provides sufficient capacity to fund the completion of our development pipeline, repay, repurchase or refinance near-term debt maturities and obligations and capital for future investments. In addition, during the quarter, Boston Properties, Inc. issued approximately $44.9 million of common stock under its “at the market” (ATM) equity offering program that provides an additional source of liquidity. Boston Properties, Inc. contributed the net proceeds from such sales to us in exchange for a number of OP Units equal to the number of shares issued. We believe the quality of our assets and our strong balance sheet are attractive to lenders’ and equity investors’ current investment selectivity and should enable us to continue to access multiple sources of capital.

Transactions during the three months ended September 30, 2011 included the following:

•

On July 1, 2011, we completed and placed in-service 100% of The Lofts at Atlantic Wharf, the residential component of our Atlantic Wharf development project located in Boston, Massachusetts. The residential component is comprised of 86 apartment units and approximately 10,000 square feet of retail space. The residential units are currently 81% leased.

•

On July 1, 2011, we entered into lease amendments with the existing tenant at our three-building complex in Reston, Virginia, which will be redeveloped as the headquarters for the Defense Intelligence Agency. Under the agreement, the tenant will terminate early its leases for approximately 523,000 square feet at the complex and be responsible for certain payments to us aggregating approximately $14.8 million, of which approximately $7.9 million was recognized in the third quarter of 2011 and approximately $5.1 million will be recognized in the fourth quarter of 2011, with the remaining $1.8 million to be recognized in 2012. On July 5, 2011, we commenced the redevelopment of the 12310 Sunrise Valley Drive property at the complex, which is expected to be completed during the first quarter of 2012. We will capitalize incremental costs during the redevelopment.

•

On July 13, 2011, we completed and fully placed in-service the Residences on The Avenue, the residential component of our 2221 I Street, NW development project located in Washington, DC. The residential component is comprised of 335 apartment units and approximately 50,000 square feet of retail space. The residential units are currently 71% leased and the retail space is currently 100% leased.

•

On July 14, 2011, we entered into a 15-year lease with Biogen Idec for 100% of a build-to-suit development project with approximately 190,000 net rentable square feet of Class A office space located on land owned by us at 17 Cambridge Center in Cambridge, Massachusetts. We commenced construction of the project and expect that the project will be complete and available for occupancy during the third quarter of 2013.

•

On August 17, 2011, we completed and fully placed in-service our 2200 Pennsylvania Avenue development project located in Washington, DC. 2200 Pennsylvania Avenue is an approximately 457,000 net rentable square foot Class A office property. The property is currently 94% leased.

•

On August 19, 2011, we obtained mortgage financing totaling $725.0 million collateralized by our 601 Lexington Avenue property located in New York City. The mortgage loan bears interest at a fixed rate of 4.75% per annum and matures on April 10, 2022. Proceeds from the mortgage financing were used to repay the borrowing under our Unsecured Line of Credit totaling approximately $453.3 million, which borrowing was secured by a mortgage on the property. The additional cash proceeds were used to refinance the $267.5 million mortgage loan collateralized by our 510 Madison Avenue property located in New York City. In connection with the refinancing, the lien of the 510 Madison Avenue mortgage was spread to 601 Lexington Avenue and released from 510 Madison Avenue so that 510 Madison Avenue is no longer encumbered by any mortgage debt.

•

During the three months ended September 30, 2011, Boston Properties, Inc. issued an aggregate of 431,223 shares of stock under its ATM stock offering program for gross proceeds of approximately $44.9 million and net proceeds of approximately $44.4 million. Boston Properties, Inc. contributed the net proceeds from such sales to us in exchange for a number of OP Units equal to the number of shares issued. As of September 30, 2011, approximately $555.1 million remained available for issuance under this ATM program. We intend to use the net proceeds from the sales for general business purposes, which may include investment opportunities and debt reduction. Pending such uses, we may invest the net proceeds in short term, interest-bearing securities. This ATM stock offering program was established on June 2, 2011 and provides Boston Properties, Inc. with the ability to sell from time to time up to an aggregate of $600.0 million of its common stock through sales agents over a three-year period.

Transactions completed subsequent to September 30, 2011:

•

On October 14, 2011, an unconsolidated joint venture in which we have a 30% interest obtained construction financing totaling $107.0 million collateralized by our 500 North Capitol Street, NW redevelopment project located in Washington, DC. The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on October 14, 2014 with two, one-year extension options, subject to certain conditions. At closing, approximately $33.3 million was drawn to fund the repayment of the existing mortgage loan totaling $22.0 million and approximately $11.3 million of previously incurred development costs.

•

On October 25, 2011, an unconsolidated joint venture in which we have a 60% interest completed the sale of Two Grand Central Tower located in New York City for approximately $401.0 million, including the assumption by the buyer of approximately $176.6 million of mortgage indebtedness. Net cash proceeds totaled approximately $209.8 million, of which our share was approximately $125.9 million, after the payment of transaction costs of approximately $14.6 million. Two Grand Central Tower is an approximately 650,000 net rentable square foot Class A office tower.

•

On November 3, 2011, we agreed to sell $850.0 million of 3.700% senior unsecured notes due 2018 in an underwritten public offering. The notes were priced at 99.767% of the principal amount to yield an effective rate (including financing fees) of 3.853% to maturity. The notes will mature on November 15, 2018, unless earlier redeemed. The offering is expected to close on November 10, 2011. The estimated net proceeds from the offering are expected to be approximately $841.2 million after deducting underwriting discounts and estimated transaction expenses. We intend to use all or a portion of the net proceeds from the offering to repay, redeem or repurchase outstanding indebtedness, including our 2.875% exchangeable senior notes due 2037 or other debt securities with near-term maturities or repurchase rights. We intend to use any proceeds not used for debt reduction for general business purposes, which may include investment opportunities. Pending such uses, we may invest the net proceeds in short-term, interest-bearing securities.

•

On November 4, 2011, we agreed to repurchase approximately $50.0 million aggregate principal amount of our 2.875% exchangeable senior notes due 2037 for approximately $50.2 million. The repurchase is expected to settle on November 9, 2011.

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

For the three and nine months ended September 30, 2011, we recorded approximately $2.7 million and $8.0 million, respectively, of rental revenue representing the net adjustments of rents from “above-” and “below-market” leases. For the three and nine months ended September 30, 2011, the impact of the straight-line rent adjustment increased rental revenue by approximately $19.1 million and $59.8 million, respectively. Those amounts exclude the adjustment of rents from “above-” and “below-market” leases and straight-line income from unconsolidated joint ventures, which are disclosed in Note 4 to the Consolidated Financial Statements.

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

If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 6.9 years as of September 30, 2011. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the three and nine months ended September 30, 2011 and 2010.

At September 30, 2011 and September 30, 2010, we owned or had interests in a portfolio of 153 and 145 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio are necessarily meaningful. Therefore, the comparison of operating results for the three and nine months ended September 30, 2011 and 2010 show separately the changes attributable to the properties that were owned by us and in service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired or Development or Redevelopment Portfolios.

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

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income attributable to Boston Properties Limited Partnership, the most directly comparable GAAP financial measure, plus income attributable to noncontrolling interests, losses (gains) from investments in securities, losses from early extinguishments of debt, suspension of development, depreciation and amortization, interest expense, acquisition costs, general and administrative expense, less gain on sale of real estate, income from unconsolidated joint ventures, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2010.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 129 properties totaling approximately 30.3 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2010 and owned and in service through September 30, 2011. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after January 1, 2010 or disposed of on or prior to September 30, 2011. There were no properties that were sold after January 1, 2010. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the nine months ended September 30, 2011 and 2010 with respect to the properties which were placed in-service, acquired or in development or redevelopment.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Total Property Portfolio
(dollars in thousands)	2011	2010	Increase/ (Decrease)	% Change	2011	2010	2011	2010	2011	2010	2011	2010	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$1,092,050	$1,080,820	$11,230	1.04%	$95,118	$—	$55,978	$5,741	$5,589	$8,214	$1,248,735	$1,094,775	$153,960	14.06%
Termination Income	7,810	6,990	820	11.73%	—	—	—	—	2,591	—	10,401	6,990	3,411	48.80%

Total Rental Revenue	1,099,860	1,087,810	12,050	1.11%	95,118	—	55,978	5,741	8,180	8,214	1,259,136	1,101,765	157,371	14.28%

Real Estate Operating Expenses	374,897	372,506	2,391	0.64%	41,804	—	21,143	581	1,987	3,223	439,831	376,310	63,521	16.88%

Net Operating Income, excluding hotel	724,963	715,304	9,659	1.35%	53,314	—	34,835	5,160	6,193	4,991	819,305	725,455	93,850	12.94%

Hotel Net Operating Income(1)	4,845	4,739	106	2.24%	—	—	—	—	—	—	4,845	4,739	106	2.24%

Consolidated Net Operating Income(1)	729,808	720,043	9,765	1.36%	53,314	—	34,835	5,160	6,193	4,991	824,150	730,194	93,956	12.87%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	—	—	24,706	34,267	(9,561)	(27.90)%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	62,052	62,537	(485)	(0.78)%
Acquisition costs	—	—	—	—	—		—	—			136	1,893	(1,757)	(92.82)%
Suspension of development	—	—	—	—	—	—	—	—	—	—	—	(7,200)	7,200	100.00%
Depreciation and amortization	244,052	236,543	7,509	3.17%	45,723	—	14,929	1,157	19,132	1,741	323,836	239,441	84,395	35.25%
Total Other Expenses	244,052	236,543	7,509	3.17%	45,723	—	14,929	1,157	19,132	1,741	386,024	296,671	89,353	30.12%

Operating Income	485,756	483,500	2,256	0.47%	7,591	—	19,906	4,003	(12,939)	3,250	462,832	467,790	(4,958)	(1.06)%
Other Income:
Income from unconsolidated joint ventures	—	—	—	—	—	—	—	—	—	—	28,184	26,940	1,244	4.62%
Interest and other	—	—	—	—	—	—	—	—	—	—	4,179	5,641	(1,462)	(25.92)%
Gains (losses) from investments in securities	—	—	—	—	—	—	—	—	—	—	(481)	253	(734)	(290.12)%
Other Expenses:
Interest expense	—	—	—	—	—	—	—	—	—	—	290,164	285,887	4,277	1.50%
Losses from early extinguishments of debt	—	—	—	—	—	—	—	—	—	—	—	8,221	(8,221)	(100.00)%

Income from continuing operations											204,550	206,516	(1,966)	(0.95)%
Gains on sales of real estate											—	2,734	(2,734)	(100.00)%

Net income											204,550	209,250	(4,700)	(2.25)%
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships											(1,118)	(2,557)	1,439	56.28%
Noncontrolling interest—redeemable preferred units											(2,497)	(2,548)	51	2.00%

Net Income attributable to Boston Properties Limited Partnership.											$200,935	$204,145	$(3,210)	(1.57)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 40. Hotel Net Operating Income for the nine months ended September 30, 2011 and 2010 are comprised of Hotel Revenue of $22,897 and $22,290 less Hotel Expenses of $18,052 and $17,551, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio increased approximately $11.2 million for the nine months ended September 30, 2011 compared to 2010. The increase was primarily the result of an increase of approximately $3.6 million in rental revenue from our leases, coupled with increases in parking and other revenue and other recoveries of approximately $3.7 million and $3.9 million, respectively. The increase in rental revenue from our leases of approximately $3.6 million is the result of our average revenue increasing by approximately $0.50 per square foot, contributing approximately $10.4 million, offset by an approximately $6.8 million decrease due to a decline in occupancy from 92.3% to 91.6%.

We expect rental revenue from the Same Property Portfolio to decline sequentially over the remainder of 2011 and into 2012 as a result of the expiration of leases totaling approximately 190,000 square feet at Embarcadero Center Four in San Francisco, of which approximately 90,000 expired at the end of the third quarter of 2011 and the remainder will expire during the fourth quarter of 2011, the expiration of an approximately 207,000 square foot lease at 111 Huntington Avenue in Boston in October 2011 and the expiration of an approximately 170,000 square foot lease at 399 Park Avenue in New York City in mid 2012. Although we have re-leased a portion of the Embarcadero Center Four and 399 Park Avenue space and we have re-leased the entire 111 Huntington Avenue space, there will be an interruption in revenue over the remainder of 2011 and into 2012. In addition, we have a large tenant vacating approximately 700,000 square feet of space, of which we will be redeveloping approximately 523,000 square feet for the Defense Intelligence Agency, in Reston, Virginia. We have begun the redevelopment of the first phase of the two-building redevelopment and removed the first building from service, and therefore also removed it from the Same Property Portfolio, in July 2011. The second building will be similarly removed from service in the first quarter 2012. The third building is currently leased until the second quarter of 2012 and we do not expect to receive any income from this building following expiration of the lease through the end of 2012. Due to our decreased occupancy at Embarcadero Center Four, 111 Huntington Avenue and the removal from service of the first of the buildings being redeveloped in Reston, Virginia, we expect a decline in our occupancy to below approximately 91% by the end of 2011. With an approximately 307,000 square foot lease commencing at 111 Huntington Avenue in January 2012 and the leasing activity we are currently experiencing in San Francisco and Boston, we expect our occupancy to then begin improving during 2012. However, the impact on Total Property Portfolio net operating income from the foregoing vacancies and transactions is expected to result in a decrease of approximately $48 million from 2011 to 2012.

Termination Income

Termination income increased by approximately $0.8 million for the nine months ended September 30, 2011 compared to 2010.

Termination income for the nine months ended September 30, 2011 related to eleven tenants across the Same Property Portfolio and totaled approximately $7.8 million, which included approximately $1.8 million of termination income related to a default by a 30,000 square foot law firm tenant in one of our New York City assets and approximately $5.3 million related to us entering into lease amendments we signed on July 1, 2011 with the existing tenant at our three-building complex in Reston, Virginia, which will be redeveloped as the headquarters for the Defense Intelligence Agency. Under the agreements, the existing tenant will terminate early its leases for approximately 523,000 square feet at the complex and be responsible for certain payments to us aggregating approximately $14.8 million. We anticipate recognizing approximately $5.1 million in the fourth quarter of 2011 with the remaining $1.8 million to be recognized in 2012. Once 12300 Sunrise Valley Drive is placed in redevelopment, it will no longer be considered part of the Same Property Portfolio and any operating results will be shown under the Properties in Development or Redevelopment Portfolio.

Termination income for the nine months ended September 30, 2010 related to seventeen tenants across the Same Property Portfolio and totaled approximately $7.0 million, which included (1) approximately $1.6 million from a small retail tenant in New York City, (2) approximately $2.7 million from our Reston, Virginia properties to accommodate growth of an existing tenant and to provide space early to a new tenant and (3) approximately $1.3 million from a tenant at 599 Lexington Avenue in New York City to accommodate growth of an existing tenant.

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio increased approximately $2.4 million for the nine months ended September 30, 2011 compared to 2010 due to a net increase in general property operating expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio increased approximately $7.5 million for the nine months ended September 30, 2011 compared to 2010. The increase was primarily the result of the acceleration of depreciation expense during the nine months ended September 30, 2011 totaling approximately $11.4 million in anticipation of the planned redevelopment of our 12300 Sunrise Valley Drive property located in Reston, Virginia, partially offset by a decrease in depreciation of approximately $1.8 million resulting from the acceleration of depreciation expense in 2010 related to our decision in 2010 to reclassify three in-service properties to land held for future development that did not recur in 2011. These three properties totaled approximately 131,000 square feet, are currently planned for redevelopment and are no longer held available for lease.

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

Rental Revenue

Rental revenue from our Properties Acquired Portfolio increased approximately $95.1 million for the nine months ended September 30, 2011 compared to 2010, as detailed below:

Property	Date Acquired	Rental Revenue for the nine months ended September 30,
		2011	2010	Change
		(in thousands)
John Hancock Tower and Garage	December 29, 2010	$81,023	$—	$81,023
Bay Colony Corporate Center	February 1, 2011	14,095	—	14,095

Total		$95,118	$—	$95,118

Real Estate Operating Expenses

Real estate operating expenses from our Properties Acquired Portfolio increased approximately $41.8 million for the nine months ended September 30, 2011 compared to 2010, as detailed below:

Property	Date Acquired	Real Estate Operating Expenses for the nine months ended September 30,
		2011	2010	Change
		(in thousands)
John Hancock Tower and Garage	December 29, 2010	$33,052	$—	$33,052
Bay Colony Corporate Center	February 1, 2011	8,752	—	8,752

Total		$41,804	$—	$41,804

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Acquired Portfolio increased by approximately $45.7 million for the nine months ended September 30, 2011 compared to 2010 as a result of the expense associated with the John Hancock Tower and Garage and Bay Colony Corporate Center, which were acquired after September 30, 2010.

Properties Placed In-Service Portfolio

At September 30, 2011, we had six additional properties totaling approximately 2,364,000 square feet that were placed in-service or partially placed in-service between January 1, 2010 and September 30, 2011.

Rental Revenue

Rental revenue from our Properties Placed In-Service Portfolio increased approximately $50.2 million for the nine months ended September 30, 2011 compared to 2010, as detailed below:

Property	Quarter Placed In-Service	Rental Revenue for the nine months ended September 30,
		2011	2010	Change
		(in thousands)
Weston Corporate Center	Second Quarter, 2010	$13,274	$5,741	$7,533
Atlantic Wharf—Office	First Quarter, 2011	25,389	—	25,389
510 Madison Avenue	Second Quarter, 2011	3,666	—	3,666
2200 Pennsylvania Avenue	Third Quarter, 2011	10,620	—	10,620
Residences on The Avenue	Third Quarter, 2011	2,745	—	2,745
The Lofts at Atlantic Wharf	Third Quarter, 2011	284	—	284

Total		$55,978	$5,741	$50,237

Real Estate Operating Expenses

Real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $20.6 million for the nine months ended September 30, 2011 compared to 2010, as detailed below:

Property	Quarter Placed In-Service	Real Estate Operating Expenses for the nine months ended September 30,
		2011	2010	Change
		(in thousands)
Weston Corporate Center	Second Quarter, 2010	$2,019	$581	$1,438
Atlantic Wharf—Office	First Quarter, 2011	7,416	—	7,416
510 Madison Avenue	Second Quarter, 2011	1,910	—	1,910
2200 Pennsylvania Avenue	Third Quarter, 2011	6,657	—	6,657
Residences on The Avenue	Third Quarter, 2011	2,871	—	2,871
The Lofts at Atlantic Wharf	Third Quarter, 2011	270		270

Total		$21,143	$581	$20,562

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Placed In-Service Portfolio increased by approximately $14.9 million for the nine months ended September 30, 2011 compared to 2010 as a result of the depreciation expense associated with our properties that were placed in-service or partially placed in-service after September 30, 2010 as well as the additional depreciation expense incurred for the nine months ended September 30, 2011 associated with Weston Corporate Center that was placed in-service in the second quarter of 2010 and, as a result, was not recognizing depreciation expense for the full nine months ended September 30, 2010.

Properties in Development or Redevelopment Portfolio

At September 30, 2011 and 2010, the Properties in Development or Redevelopment Portfolio consisted primarily of our 12310 Sunrise Valley Drive property located in Reston, Virginia and our 250 West 55th Street development project located in New York City.

On February 6, 2009, we announced that we were suspending construction on our 989,000 square foot office project at 250 West 55th Street in New York City. During December 2009, we completed the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and as a result ceased interest capitalization on the project. During the nine months ended September 30, 2011 and 2010, we recognized approximately $0.8 million and $1.7 million, respectively, of additional costs associated with the suspension and ongoing maintenance of the development project. On May 24, 2011, we signed a lease with the law firm of Morrison & Foerster LLP for approximately 184,000 square feet at 250 West 55th Street and construction of the project has resumed. As a result of our decision to resume development, in May 2011 we began interest capitalization and are no longer expensing costs associated with this project.

On July 1, 2011, we entered into lease amendments with the existing tenant at our three-building complex in Reston, Virginia, which will be redeveloped as the headquarters for the Defense Intelligence Agency. Under the agreements, the tenant will terminate early its leases for approximately 523,000 square feet at the complex and be responsible for certain payments to us aggregating approximately $14.8 million, of which we recognized approximately $2.6 million related to our 12310 Sunrise Valley Drive property, which is the building that has been taken out of service. Although this building has been taken out of service, the remainder of the termination income that we will receive from the building that is still in-service will be reflected under the Same Store Portfolio. On July 5, 2011, we commenced the redevelopment of the 12310 Sunrise Valley Drive property at the complex, which is expected to be completed during the first quarter of 2012. During the nine months ended September 30, 2011 and 2010, this building had revenue, excluding termination income, of approximately $5.5 million and $8.2 million, respectively, and operating expenses for the nine months ended September 30, 2011 and 2010 of approximately $1.0 million and $1.5 million, respectively. In addition, the increase in depreciation is the result of the acceleration of depreciation expense during the nine months ended September 30, 2011 totaling approximately $17.4 million in anticipation of the redevelopment of this building.

Other Operating Income and Expense Items

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property increased by approximately $0.1 million for the nine months ended September 30, 2011 compared to 2010. We expect our hotel net operating income to be approximately $8 million for fiscal 2011 and between $8 million and $9 million for fiscal 2012.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the nine months ended September 30, 2011 and 2010.

	2011	2010	Percentage Change
Occupancy	79.8%	80.3%	(0.6)%
Average daily rate	$203.54	$188.59	7.9%
Revenue per available room, REVPAR	$162.36	$151.42	7.2%

Development and Management Services

Development and management services income decreased approximately $9.6 million for the nine months ended September 30, 2011 compared to 2010. The decrease was primarily due to a decrease in management fee income of approximately $12.3 million partially offset by an approximately $2.7 million increase in development income. On May 5, 2010, we satisfied the requirements of our master lease agreement related to the 2006 sale of 280 Park Avenue in New York City. Following the satisfaction of the master lease agreement, the buyer terminated the property management and leasing agreement entered into at the time of the sale, resulting in the recognition of non-cash deferred management fees totaling approximately $12.2 million during the nine months ended September 30, 2010. The increase in development fees is due to an increase in development fees related to 75 Ames Street in Cambridge, MA and George Washington University Science and Engineering Hall in Washington, DC, offset by a decrease in development fees as a result of our completion of the 20 F Street third-party development project. We anticipate development and management services income of between $31 million and $32 million for fiscal 2011 and between $25 million and $30 million for fiscal 2012.

General and Administrative

General and administrative expenses decreased approximately $0.5 million for the nine months ended September 30, 2011 compared to 2010 due primarily to decreases in compensation expense of approximately $2.7 million and taxes of $0.8 million offset by the expensing of approximately $1.5 million of transaction pursuit costs in 2011. The decrease in compensation expense is primarily due to the accelerated expense during the first quarter of 2010 of the remaining stock-based compensation granted between 2006 and 2009 to Edward H. Linde, Boston Properties, Inc.’s late Chief Executive Officer, as a result of his passing on January 10, 2010 totaling approximately $5.8 million and an approximately $0.4 million decrease in the value of our deferred compensation plan, offset by the acceleration of the remaining unrecognized compensation expense totaling approximately $4.3 million associated with the termination of the 2008 OPP Awards during the first quarter of 2011. The remaining increase of $1.5 million was related to other general and administrative expenses. We estimate that our general and administrative expenses will be between $81 million and $82 million for fiscal 2011 and between $82 million and $85 million for fiscal 2012.

Wages directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Capitalized wages for the nine months ended September 30, 2011 and 2010 were approximately $8.2 million and $8.5 million, respectively. These costs are not included in the general and administrative expenses discussed above. Wages directly related to third-party management services are expensed as incurred and included in general and administrative expense.

Acquisition Costs

Effective January 1, 2009, we are required to expense costs such as legal, due diligence and other closing costs that an acquirer incurs to effect a business combination. During the nine months ended September 30, 2011, we incurred approximately $0.1 million of acquisition costs. During the nine months ended September 30, 2010, we incurred approximately $1.5 million of acquisition costs associated with our acquisition of 510 Madison Avenue in New York City and approximately $0.4 million of acquisition costs associated with our then pending acquisitions of the John Hancock Tower & Garage in Boston and Bay Colony Corporate Center in Waltham, Massachusetts.

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

Other Income and Expense Items

Income from Unconsolidated Joint Ventures

For the nine months ended September 30, 2011 compared to 2010, income from unconsolidated joint ventures increased by approximately $1.2 million. The increase was primarily the result of the Value-Added Fund having a decrease in interest expense as a result of the conveyance of fee simple title to its One and Two Circle Star Way properties on October 21, 2010 offset partially by a decrease in termination fee income and rental revenue received by our Two Grand Central Tower property located in New York City. Refer to Note 4 of the Consolidated Financial Statements for additional details regarding the operating results of our unconsolidated joint ventures. For 2012, excluding Two Grand Central Tower, we expect the cash contributions from our unconsolidated joint ventures to increase, but we will realize a decrease of approximately $15 million (our share) of “above-” and “below-market” lease income under ASC 805 “Business Combinations” due to the expiration of certain leases, which will adversely impact our income from unconsolidated joint ventures.

On October 25, 2011, an unconsolidated joint venture in which we have a 60% interest completed the sale of Two Grand Central Tower located in New York City for approximately $401.0 million, including the assumption by the buyer of approximately $176.6 million of mortgage indebtedness. Net cash proceeds totaled approximately $209.8 million, of which our share was approximately $125.9 million, after the payment of transaction costs of approximately $14.6 million. Two Grand Central Tower is an approximately 650,000 net rentable square foot Class A office tower. Associated with this sale, during the fourth quarter of 2011, we expect to recognize a gain on sale of approximately $47 million. Refer to Notes 4 and 13 of the Consolidated Financial Statements.

Interest and Other Income

Interest and other income decreased approximately $1.5 million for the nine months ended September 30, 2011 compared to 2010. Interest income decreased by approximately $2.3 million as a result of decreased average cash balances and the effect of lower overall interest rates. The average daily cash balances for the nine months ended September 30, 2011 and September 30, 2010 were approximately $0.9 billion and $1.5 billion, respectively.

On June 6, 2006, we sold 280 Park Avenue in New York City. In connection with the sale, in lieu of a closing adjustment in favor of the buyer for certain unfunded tenant improvements, we retained the obligation to pay for the improvements, subject to the tenant initiating the request for reimbursement. The total amount of unfunded tenant improvements at closing was approximately $1.0 million and has yet to be requested by the tenants. During the nine months ended September 30, 2011, a tenant’s lease expired for which we had unfunded tenant improvement liabilities of approximately $0.8 million, resulting in the recognition of other income in that amount.

Gains (Losses) from Investments in Securities

Gains (losses) from investments in securities for the nine months ended September 30, 2011 and 2010 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for our officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to our officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the nine months ended September 30, 2011 and 2010, we recognized gains (losses) of approximately $(0.5) million and $0.3 million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $(0.3) million and $0.1 million during the nine months ended September 30, 2011 and 2010, respectively, as a result of increases (decreases) in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $4.3 million for the nine months ended September 30, 2011 compared to 2010 as detailed below:

Component	Change in interest expense for the nine months ended September 30, 2011 compared to September 30, 2010
(in thousands)
Increases to interest expense due to:
New mortgage/properties placed in-service financings	$34,501
Issuance of $850 million in aggregate principal of 4.125% senior notes due 2021 on November 18, 2010	26,665
Issuance of $700 million in aggregate principal of 5.625% senior notes due 2020 on April 19, 2010	11,707
Interest on our Unsecured Line of Credit	1,698

Total increases to interest expense	$74,571

Decreases to interest expense due to:
Redemption of $700 million in aggregate principal of 6.25% senior notes due 2013	$(33,004)
Repayment of mortgage financings	(23,953)
Increase in capitalized interest costs	(9,790)
Repurchases of $236.3 million in aggregate principal of 2.875% exchangeable senior notes due 2037	(2,330)
Principal amortization of continuing debt and other (excluding senior notes)	(1,217)

Total decreases to interest expense	$(70,294)

Total change in interest expense	$4,277

The following properties are included in the repayment of mortgage financings line item: Eight Cambridge Center, 202, 206 & 214 Carnegie Center, South of Market, Democracy Tower, 10 and 20 Burlington Mall Road, 91 Hartwell Avenue, 1330 Connecticut Avenue, Wisconsin Place Office and 601 Lexington Avenue. The following properties are included in the new mortgages/properties placed in-service financings line item: John Hancock Tower, Bay Colony Corporate Center, 510 Madison Avenue, Atlantic Wharf and 601 Lexington Avenue. As properties are placed in-service, we cease capitalizing interest and interest is then expensed. Included within the interest on our Unsecured Line of Credit line item is the interest expense associated with our borrowing that had been secured by 601 Lexington Avenue.

After giving effect to the anticipated closing of our offering of $850.0 million of 3.700% senior notes due 2018, we anticipate our net interest expense for 2011 to be approximately $389 million to $391 million, including amounts capitalized as a result of the resumption of construction on 250 West 55th Street for fiscal year 2011. This amount reflects the impact of approximately $47 million to $49 million of capitalized interest. In addition, we anticipate net interest expense for 2012 to be approximately $392 million to $402 million. This amount reflects the impact of $46 million to $48 million of capitalized interest. The actual amount of our interest expense for fiscal 2011 and 2012 will be impacted by, among other things, any additional indebtedness we incur, any pre-payments or repurchases of existing indebtedness, fluctuations in interest rates and any changes in our development activity.

Interest expense directly related to the development of rental properties is not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Interest capitalized for the nine months ended September 30, 2011 and 2010 was approximately $36.2 million and $26.4 million, respectively. These costs are not included in the interest expense referenced above.

At September 30, 2011, our variable rate debt consisted of our construction loan at Atlantic Wharf, our $750.0 million Unsecured Line of Credit and our secured financing at Reservoir Place. For a summary of our consolidated debt as of September 30, 2011 and September 30, 2010 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Losses from Early Extinguishments of Debt

During the nine months ended September 30, 2010, we repurchased approximately $186.3 million aggregate principal amount of our 2.875% exchangeable senior notes due 2037, which the holders may require us to repurchase in February 2012, for approximately $185.5 million. The repurchased notes had an aggregate carrying value of approximately $177.3 million, resulting in the recognition of a loss on extinguishment of approximately $8.2 million during the nine months ended September 30, 2010. We did not repurchase any outstanding debt securities during the nine months ended September 30, 2011.

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

Noncontrolling interests in property partnerships

Noncontrolling interests in property partnerships decreased by approximately $1.4 million for the nine months ended September 30, 2011 compared to 2010.

For the nine months ended September 30, 2010, noncontrolling interests in property partnerships consisted of the outside owners’ equity interests in the income from our 505 9th Street property and Wisconsin Place Office property.

For the nine months ended September 30, 2011, noncontrolling interests in property partnerships consisted of the outside owner’s equity interest in the income from our 505 9th Street property. On December 23, 2010, we acquired the outside member’s 33.3% equity interest in our consolidated joint venture entity that owns the Wisconsin Place Office property for cash of approximately $25.5 million.

Comparison of the three months ended September 30, 2011 to the three months ended September 30, 2010.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 130 properties totaling approximately 30.6 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to July 1, 2010 and owned and in service through September 30, 2011. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after July 1, 2010 or disposed of on or prior to September 30, 2011. There were no properties that were sold after July 1, 2010. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended September 30, 2011 and 2010 with respect to the properties which were placed in-service, acquired or in development or redevelopment.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Total Property Portfolio
(dollars in thousands)	2011	2010	Increase/ (Decrease)	% Change	2011	2010	2011	2010	2011	2010	2011	2010	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$372,682	$365,643	$7,039	1.93%	$32,935	$—	$22,313	$—	$70	$2,702	$428,000	$368,345	$59,655	16.20%
Termination Income	5,597	3,610	1,987	55.04%	—	—	—	—	2,591	—	8,188	3,610	4,578	126.81%

Total Rental Revenue	378,279	369,253	9,026	2.44%	32,935	—	22,313	—	2,661	2,702	436,188	371,955	64,233	17.27%

Real Estate Operating Expenses	128,602	127,088	1,514	1.19%	15,310	—	11,091	—	(18)	953	154,985	128,041	26,944	21.04%

Net Operating Income, excluding hotel	249,677	242,165	7,512	3.10%	17,625	—	11,222	—	2,679	1,749	281,203	243,914	37,289	15.29%

Hotel Net Operating Income(1)	2,013	1,822	191	10.48%	—	—	—	—	—	—	2,013	1,822	191	10.48%

Consolidated Net Operating Income(1)	251,690	243,987	7,703	3.16%	17,625	—	11,222	—	2,679	1,749	283,216	245,736	37,480	15.25%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	—	—	8,180	6,439	1,741	27.04%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	17,340	18,067	(727)	(4.02)%
Acquisition costs	—	—	—	—	—	—	—	—			51	1,893	(1,842)	(97.31)%
Depreciation and amortization	83,380	78,481	4,899	6.24%	15,785	—	5,595	—	2,679	596	107,439	79,077	28,362	35.87%

Total Other Expenses	83,380	78,481	4,899	6.24%	15,785	—	5,595	—	2,679	596	124,830	99,037	25,793	26.04%

Operating Income	168,310	165,506	2,804	1.69%	1,840	—	5,627	—	0	1,153	166,566	153,138	13,428	8.77%

Other Income:
Income from unconsolidated joint ventures	—	—	—	—	—	—	—	—	—	—	11,326	11,565	(239)	(2.07)%
Interest and other	—	—	—	—	—	—	—	—	—	—	1,252	1,814	(562)	(30.98)%
Gains (losses) from investments in securities	—	—	—	—	—	—	—	—	—	—	(860)	731	(1,591)	(217.65)%
Other Expenses:
Interest expense	—	—	—	—	—	—	—	—	—	—	95,777	97,103	(1,326)	(1.37)%

Net income											82,507	70,145	12,362	17.62%
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships											(86)	(889)	803	90.33%
Noncontrolling interest—redeemable preferred units											(832)	(820)	(12)	(1.46)%

Net Income attributable to Boston Properties Limited Partnership.											$81,589	$68,436	$13,153	19.22%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 40. Hotel Net Operating Income for the three months ended September 30, 2011 and 2010 are comprised of Hotel Revenue of $8,045 and $8,016 less Hotel Expenses of $6,032 and $6,194, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio increased approximately $7.0 million for the three months ended September 30, 2011 compared to 2010. The increase was primarily the result of an increase of approximately $2.7 million in rental revenue from our leases, coupled with increases in parking and other revenue and other recoveries of approximately $1.6 million and $2.7 million, respectively. The increase in rental revenue from our leases of approximately $2.7 million is the result of our average revenue increasing by approximately $0.98 per square foot, contributing approximately $6.9 million, offset by an approximately $4.2 million decrease due to a decline in occupancy from 92.7% to 91.5%.

Termination Income

Termination income increased by approximately $2.0 million for the three months ended September 30, 2011 compared to 2010.

Termination income for the three months ended September 30, 2011 related to six tenants across the Same Property Portfolio and totaled approximately $5.6 million of which approximately $5.3 million related to lease amendments we signed on July 1, 2011 with the existing tenant at our three-building complex in Reston, Virginia, which will be redeveloped as the headquarters for the Defense Intelligence Agency. Under the agreements, the existing tenant will terminate early its leases for approximately 523,000 square feet at the complex and be responsible for certain payments to us aggregating approximately $14.8 million. Once the building is placed in redevelopment, it will no longer be considered part of the Same Property Portfolio and any operating results will be reflected under the Properties in Development or Redevelopment Portfolio.

Termination income for the three months ended September 30, 2010 related to six tenants across the Same Property Portfolio and totaled approximately $3.6 million, which included approximately $1.7 million of termination income from our Reston, Virginia properties to accommodate growth of an existing tenant and to provide space early to a new tenant and approximately $1.3 million of the termination income from a tenant at 599 Lexington Avenue in New York City to accommodate growth of an existing tenant.

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio increased approximately $1.5 million for the three months ended September 30, 2011 compared to 2010 due to a net increase in general property operating expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio increased approximately $4.9 million for the three months ended September 30, 2011 compared to 2010. The increase was primarily the result of the acceleration of depreciation expense during the three months ended September 30, 2011 totaling approximately $5.0 million in anticipation of the planned redevelopment of our 12300 Sunrise Valley Drive property located in Reston, Virginia.

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

Rental Revenue

Rental revenue from our Properties Acquired Portfolio increased approximately $32.9 million for the three months ended September 30, 2011 compared to 2010, as detailed below:

Property	Date Acquired	Rental Revenue for the three months ended September 30,
		2011	2010	Change
		(in thousands)
John Hancock Tower and Garage	December 29, 2010	$27,759	$—	$27,759
Bay Colony Corporate Center	February 1, 2011	5,176	—	5,176

Total		$32,935	$—	$32,935

Real Estate Operating Expenses

Real estate operating expenses from our Properties Acquired Portfolio increased approximately $15.3 million for the three months ended September 30, 2011 compared to 2010, as detailed below:

Property	Date Acquired	Real Estate Operating Expenses for the three months ended September 30,
		2011	2010	Change
		(in thousands)
John Hancock Tower and Garage	December 29, 2010	$11,787	$—	$11,787
Bay Colony Corporate Center	February 1, 2011	3,523	—	3,523

Total		$15,310	$—	$15,310

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Acquired Portfolio increased by approximately $15.8 million for the three months ended September 30, 2011 compared to 2010 as a result of the expense associated with the John Hancock Tower and Garage and Bay Colony Corporate Center, which were acquired after September 30, 2010.

Properties Placed In-Service Portfolio

At September 30, 2011, we had five additional properties totaling approximately 2,007,000 square feet that were placed in-service or partially placed in-service between April 1, 2010 and September 30, 2011.

Rental Revenue

Rental revenue from our Properties Placed In-Service Portfolio increased approximately $22.3 million for the three months ended September 30, 2011 compared to 2010, as detailed below:

Property	Quarter Placed In-Service	Rental Revenue for the three months ended September 30,
		2011	2010	Change
		(in thousands)
Atlantic Wharf—Office	First Quarter, 2011	$10,772	$—	$10,772
510 Madison Avenue	Second Quarter, 2011	2,406	—	2,406
2200 Pennsylvania Avenue	Third Quarter, 2011	6,682	—	6,682
Residences on The Avenue	Third Quarter, 2011	2,169	—	2,169
The Lofts at Atlantic Wharf	Third Quarter, 2011	284	—	284

Total		$22,313	$—	$22,313

Real Estate Operating Expenses

Real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $11.1 million for the three months ended September 30, 2011 compared to 2010, as detailed below:

Property	Quarter Placed In-Service	Real Estate Operating Expenses for the three months ended September 30,
		2011	2010	Change
		(in thousands)
Atlantic Wharf—Office	First Quarter, 2011	$3,333	$—	$3,333
510 Madison Avenue	Second Quarter, 2011	1,302	—	1,302
2200 Pennsylvania Avenue	Third Quarter, 2011	4,038	—	4,038
Residences on The Avenue	Third Quarter, 2011	2,148	—	2,148
The Lofts at Atlantic Wharf	Third Quarter, 2011	270	—	270

Total		$11,091	$—	$11,091

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Placed In-Service Portfolio increased by approximately $5.6 million for the three months ended September 30, 2011 compared to 2010 as a result of the depreciation expense associated with our properties that were placed in-service or partially placed in-service after September 30, 2010.

Properties in Development or Redevelopment Portfolio

At September 30, 2011 and 2010, the Properties in Development or Redevelopment Portfolio consisted primarily of our 12310 Sunrise Valley Drive property located in Reston, Virginia and our 250 West 55th Street development project located in New York City.

On February 6, 2009, we announced that we were suspending construction on our 989,000 square foot office project at 250 West 55th Street in New York City. During December 2009, we completed the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and as a result ceased interest capitalization on the project. During the three months ended September 30, 2010, we recognized approximately $0.5 million of additional costs associated with the suspension and ongoing maintenance of the development project. On May 24, 2011, we signed a lease with the law firm of Morrison & Foerster LLP for approximately 184,000 square feet at 250 West 55th Street and construction of the project has resumed. As a result of our decision to resume development, in May 2011 we began interest capitalization and are no longer expensing costs associated with this project.

On July 1, 2011, we entered into lease amendments with the existing tenant at our three-building complex in Reston, Virginia, which will be redeveloped as the headquarters for the Defense Intelligence Agency. Under the agreements, the existing tenant will terminate early its leases for approximately 523,000 square feet at the complex and be responsible for certain payments to us aggregating approximately $14.8 million, of which we recognized approximately $2.6 million during the third quarter of 2011 related to our 12310 Sunrise Valley Drive property, which is the building that has been taken out of service. On July 5, 2011, we commenced the redevelopment of the 12310 Sunrise Valley Drive property at the complex, which is expected to be completed during the first quarter of 2012. During the three months ended September 30, 2011 and 2010, this building had revenue, excluding termination income, of approximately $70,000 and $2.7 million, respectively, and operating expenses for the three months ended September 30, 2011 and September 30, 2010 of approximately $32,000 and $0.5 million, respectively. In addition, the increase in depreciation is the result of the acceleration of depreciation expense during the three months ended September 30, 2011 totaling approximately $2.1 million in anticipation of the redevelopment of this building.

Other Operating Income and Expense Items

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property increased by approximately $0.2 million for the three months ended September 30, 2011 compared to 2010.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the three months ended September 30, 2011 and 2010.

	2011	2010	Percentage Change
Occupancy	84.6%	84.1%	0.6%
Average daily rate	$207.86	$198.69	4.6%
Revenue per available room, REVPAR	$175.85	$167.00	5.3%

Development and Management Services

Development and management services income increased approximately $1.7 million for the three months ended September 30, 2011 compared to 2010. The increase was primarily due to an increase in development fees related to 75 Ames Street in Cambridge, MA and George Washington University Science and Engineering Hall, in Washington, DC.

General and Administrative

General and administrative expenses decreased approximately $0.7 million for the three months ended September 30, 2011 compared to 2010. The decrease was primarily due to decreases in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.

Wages directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Capitalized wages for the three months ended September 30, 2011 and 2010 were approximately $2.7 million and $3.2 million, respectively. These costs are not included in the general and administrative expenses discussed above.

Acquisition Costs

Effective January 1, 2009, we are required to expense costs such as legal, due diligence and other closing costs that an acquirer incurs to effect a business combination. During the three months ended September 30, 2011, we incurred approximately $51,000 of acquisition costs. During the three months ended September 30, 2010, we incurred approximately $1.5 million of acquisition costs associated with our acquisition of 510 Madison Avenue in New York City and approximately $0.4 million of acquisition costs associated with our then pending acquisitions of the John Hancock Tower & Garage in Boston and Bay Colony Corporate Center in Waltham, Massachusetts.

Other Income and Expense Items

Income from Unconsolidated Joint Ventures

For the three months ended September 30, 2011 compared to 2010, income from unconsolidated joint ventures decreased by approximately $0.2 million. Refer to Note 4 of the Consolidated Financial Statements for additional details regarding the operating results of our unconsolidated joint ventures.

On October 25, 2011, an unconsolidated joint venture in which we have a 60% interest completed the sale of Two Grand Central Tower located in New York City for approximately $401.0 million, including the assumption by the buyer of approximately $176.6 million of mortgage indebtedness. Net cash proceeds totaled approximately $209.8 million, of which our share was approximately $125.9 million, after the payment of transaction costs of approximately $14.6 million. Two Grand Central Tower is an approximately 650,000 net rentable square foot Class A office tower. Associated with this sale, during the fourth quarter of 2011, we expect to recognize a gain on sale of approximately $47 million. Refer to Notes 4 and 13 of the Consolidated Financial Statements.

Interest and Other Income

Interest and other income decreased approximately $0.6 million for the three months ended September 30, 2011 compared to 2010 as a result of decreased average cash balances and the effect of lower overall interest rates. The average daily cash balances for the three months ended September 30, 2011 and September 30, 2010 were approximately $0.9 billion and $1.5 billion, respectively.

Gains (Losses) from Investments in Securities

Gains (losses) from investments in securities for the three months ended September 30, 2011 and 2010 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for our officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to our officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the three months ended September 30, 2011 and 2010, we recognized gains (losses) of approximately $(0.9) million and $0.7 million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $(0.8) million and $0.5 million during the three months ended September 30, 2011 and 2010, respectively, as a result of increases (decreases) in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.

Interest Expense

Interest expense for the Total Property Portfolio decreased approximately $1.3 million for the three months ended September 30, 2011 compared to 2010 as detailed below:

Component	Change in interest expense for the three months ended September 30, 2011 compared to September 30, 2010
(in thousands)
Increases to interest expense due to:
New mortgage/properties placed in-service financings	$14,477
Issuance of $850 million in aggregate principal of 4.125% senior notes due 2021 on November 18, 2010	8,889
Interest on our Unsecured Line of Credit	1,076
Principal amortization of continuing debt and other (excluding senior notes)	247

Total increases to interest expense	$24,689

Decreases to interest expense due to:
Redemption of $700 million in aggregate principal of 6.25% senior notes due 2013	$(11,003)
Repayment of mortgage financings	(10,908)
Increase in capitalized interest costs	(3,703)
Repurchases of $236.3 million in aggregate principal of 2.875% exchangeable senior notes due 2037	(401)

Total decreases to interest expense	$(26,015)

Total change in interest expense	$(1,326)

The following properties are included in the repayment of mortgage financings line item: 202, 206 & 214 Carnegie Center, South of Market, Democracy Tower, 10 and 20 Burlington Mall Road, 91 Hartwell Avenue, 1330 Connecticut Avenue, Wisconsin Place Office and 601 Lexington Avenue. The following properties are included in the new mortgages/properties placed in-service financings line item: John Hancock Tower, Bay Colony Corporate Center, 510 Madison Avenue, Atlantic Wharf and 601 Lexington Avenue. As properties are placed in-service, we cease capitalizing interest and interest is then expensed. Included within the interest on our Unsecured Line of Credit line item is the interest expense associated with our borrowing that had been secured by 601 Lexington Avenue.

Interest expense directly related to the development of rental properties is not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Interest capitalized for the three months ended September 30, 2011 and 2010 was approximately $13.0 million and $9.3 million, respectively. These costs are not included in the interest expense referenced above.

At September 30, 2011, our variable rate debt consisted of our construction loan at Atlantic Wharf, our $750.0 million Unsecured Line of Credit and our secured financing at Reservoir Place. For a summary of our consolidated debt as of September 30, 2011 and September 30, 2010 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Noncontrolling interests in property partnerships

Noncontrolling interests in property partnerships decreased by approximately $0.8 million for the three months ended September 30, 2011 compared to 2010.

For the three months ended September 30, 2010, noncontrolling interests in property partnerships consisted of the outside owners’ equity interests in the income from our 505 9th Street property and Wisconsin Place Office property.

For the three months ended September 30, 2011, noncontrolling interests in property partnerships consisted of the outside owner’s equity interest in the income from our 505 9th Street property. On December 23, 2010, we acquired the outside member’s 33.3% equity interest in our consolidated joint venture entity that owns the Wisconsin Place Office property for cash of approximately $25.5 million.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	meet repurchase obligations that may be elected by holders of our 2.875% exchangeable senior notes in February 2012;

•	fund capital expenditures, including major renovations, tenant improvements and leasing costs;

•	fund development costs;

•	fund possible property acquisitions; and

•	make the minimum distribution required to enable Boston Properties, Inc. to maintain its REIT qualification under the Internal Revenue Code of 1986, as amended.

We expect to satisfy these needs using one or more of the following:

•	cash flow from operations;

•	distribution of cash flows from joint ventures;

•	cash and cash equivalent balances;

•	contributions of proceeds from issuances of Boston Properties, Inc.’s equity securities and/or proceeds from issuances of additional preferred or common units;

•	our Unsecured Line of Credit or other short-term bridge facilities;

•	construction loans;

•	long-term secured and unsecured indebtedness (including unsecured exchangeable indebtedness); and

•	sales of real estate.

We draw on multiple financing sources to fund our long-term capital needs. Our Unsecured Line of Credit is utilized primarily as a bridge facility to fund acquisition opportunities, to refinance outstanding indebtedness and to meet short-term development and working capital needs. Although we generally seek to fund our development projects with construction loans, which may be guaranteed by us, the financing for each particular project ultimately depends on several factors, including, among others, the project’s size and duration, the extent of pre-leasing and our available cash and our access to cost effective capital at the given time.

The following table presents information on properties under construction as of September 30, 2011 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Square feet	Investment to Date (1)	Estimated Total Investment (1)	Percentage Leased (2)
Office
Atlantic Wharf Office	First Quarter, 2012	Boston, MA	1	790,000	$527,064	$552,900	90%
510 Madison Avenue	Third Quarter, 2013	New York, NY	1	347,000	349,895	375,000	39%
Annapolis Junction—Lot Six (50% ownership)	Third Quarter, 2013	Annapolis, MD	1	120,000	7,754	14,000	0%
12310 Sunrise Valley(3)	First Quarter, 2012	Reston, VA	1	267,531	35,817	67,000	100%
500 North Capitol Street (30% ownership)(4)	Fourth Quarter, 2013	Washington, DC	1	232,000	14,106	36,540	74%
17 Cambridge Center(5)	Third Quarter, 2013	Cambridge, MA	1	190,329	22,620	86,300	100%
250 West 55th Street(6)	Fourth Quarter, 2015	New York, NY	1	989,000	500,317	1,050,000	19%

Total Properties under Construction			7	2,935,860	$1,457,573	$2,181,740	56%

(1)	Represents our share. Includes net revenue during lease up period, acquisition expenses and approximately $41.5 million of construction cost and leasing commission accruals.
(2)	Represents percentage leased as of November 1, 2011.
(3)	The Company commenced redevelopment of 12310 Sunrise Valley Drive on July 5, 2011 and expects to have it available for occupancy during the first quarter of 2012. Project cost includes the incremental costs related to redevelopment and excludes original investment in the asset.
(4)	Project cost includes original investment in the joint venture. On October 14, 2011, a joint venture in which we have a 30% interest obtained construction financing totaling $107 million. At closing, $33.3 million was drawn to fund the repayment of the existing mortgage of $22 million and $11.3 million of previously incurred development costs.
(5)	On July 18, 2011, we executed an approximately 190,000 square foot 15-year lease with Biogen and commenced development for this build to suit project.
(6)	Investment to Date excludes approximately $24.8 million of costs that were expensed in prior periods in connection with the suspension of development activities. Estimated Total Investment includes approximately $230 million of interest capitalization.

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

During the nine months ended September 30, 2011, Boston Properties, Inc. fully utilized its $400 million ATM stock offering program by issuing an aggregate of 4,228,993 shares of its common stock for gross proceeds of approximately $400 million and net proceeds of approximately $395 million. In addition, during the third quarter ended September 30, 2011, Boston Properties, Inc. issued approximately $44.9 million of common stock under the $600 million ATM program that it established on June 2, 2011. Boston Properties, Inc. contributed the net proceeds from such sales to us in exchange for a number of OP Units equal to the number of shares issued. We intend to use the net proceeds from the sales for general business purposes, which may include investment opportunities and debt reduction. Pending such uses, we may invest the net proceeds in short term, interest-bearing securities. We believe this program provides us with an additional source of capital.

During the third quarter of 2011, we refinanced 601 Lexington Avenue, which was previously financed with a secured loan that matured on May 11, 2011 and was temporarily refinanced using our Unsecured Line of Credit. The new long-term secured mortgage of approximately $725 million has a per annum interest rate of 4.75% and matures in April 2022. We believe that our strong liquidity, including available cash as of November 1, 2011 of approximately $1.2 billion, the approximately $841.2 million of estimated net proceeds from our offering of $850.0 million of 3.700% senior notes due 2018 that is scheduled to close on November 10, 2011 and approximately $750 million available under our Unsecured Line of Credit, provides sufficient capacity to fund the completion of our development pipeline, repay, repurchase or refinance near-term debt maturities and obligations and provide capital for future investments.

Our most significant capital commitments through the end of 2012 are to fund our development program of approximately $400 million and repay, repurchase or refinance approximately $834 million, of which our share is approximately $820 million, of debt that either matures or is subject to repurchase rights. We believe the quality of our assets and our strong balance sheet are attractive to lenders’ and equity investors’ current investment selectivity and should enable us to continue to access multiple sources of capital.

In addition to our Unsecured Line of Credit and property-specific debt, as of November 1, 2011, we also have approximately $4.8 billion of unsecured senior notes outstanding (including approximately $1.8 billion of exchangeable senior notes). All of this debt either matures or is subject to repurchase at the holders’ option between 2012 and 2021. In particular, as of November 1, 2011 we have approximately $626.2 million of our 2.875% exchangeable senior notes due 2037 outstanding. In February 2012, we expect to repurchase all remaining amounts outstanding under these notes as both the holders and we have repurchase rights at that time. We intend to satisfy this obligation using a portion of the net proceeds we expect to receive upon closing of our offering of $850.0 million of 3.700% senior notes due 2018 on November 10, 2011. We therefore expect to carry additional cash and cash equivalents pending our repurchase of the notes. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase unsecured senior notes and unsecured exchangeable senior notes for cash in open market purchases or privately negotiated transactions, or both. We will evaluate any such potential transactions in light of then-existing market conditions, taking into account the trading prices of the notes, our current liquidity and prospects for future access to capital.

The completion of our ongoing development through late 2014 is expected to be fully funded by cash and available draws from construction loans. With available cash, access to our Unsecured Line of Credit and the anticipated cash flow generated by the operating portfolio, we believe we have sufficient capacity to fund our remaining capital requirements, our foreseeable potential development activity and pursue attractive additional investment opportunities.

REIT Tax Distribution Considerations

Dividend

A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. Boston Properties, Inc.’s policy is to distribute at least 100% of its taxable income to avoid paying federal tax. With a view toward increasing our equity and preserving additional capital, Boston Properties, Inc., our general partner, reduced our quarterly distribution in the second quarter of 2009 to $0.50 per common unit. We continue to evaluate this current distribution rate in light of our actual and projected taxable income, liquidity requirements and other circumstances, and there can be no assurance that the future distributions declared by Boston Properties, Inc.’s Board of Directors will not differ materially.

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

Cash and cash equivalents were approximately $1.1 billion and $1.3 billion at September 30, 2011 and 2010, respectively, representing a decrease of approximately $0.2 billion. The following table sets forth changes in cash flows:

	Nine months ended September 30,
	2011	2010	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$442,859	$332,854	$110,005
Net cash used in investing activities	(30,402)	(775,706)	745,304
Net cash provided by financing activities	171,619	263,993	(92,374)

Our principal source of cash flow is related to the operation of our office properties. The average term of our in-place tenant leases, including our unconsolidated joint ventures, is approximately 6.9 years with occupancy rates historically in the range of 91% to 94%. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties, secured and unsecured borrowings and equity offerings done by Boston Properties, Inc.

Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the nine months ended September 30, 2011 and 2010 consisted primarily of funding our development projects, the acquisition of Bay Colony Corporate Center and the proceeds from a mortgage loan released from escrow, as detailed below:

	Nine months ended September 30,
	2011	2010
	(in thousands)
Acquisitions of real estate	$(41,100)	$(103,785)
Construction in progress	(205,580)	(233,814)
Building and other capital improvements	(29,406)	(14,377)
Tenant improvements	(50,400)	(91,742)
Proceeds from land transaction	43,887	—
Proceeds from mortgage loan released from (placed in) escrow	267,500	(267,500)
Deposit on real estate released from (placed in) escrow	10,000	(10,000)
Acquisition of note receivable	—	(22,500)
Issuance of note receivable	(6,375)	—
Capital contributions to unconsolidated joint ventures	(17,867)	(61,426)
Capital distributions from unconsolidated joint ventures	—	27,150
Investments in securities, net	(1,061)	2,288

Net cash used in investing activities	$(30,402)	$(775,706)

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

•

Construction in progress for the nine months ended September 30, 2010 includes costs associated with the development of Atlantic Wharf, 2200 Pennsylvania Avenue and Waltham Weston Corporate Center. Construction in progress for the nine months ended September 30, 2011 includes ongoing expenditures associated with our Atlantic Wharf properties, 2200 Pennsylvania Avenue, the Residences on The Avenue and 510 Madison Avenue developments, which were fully or partially placed in-service during the nine months ended September 30, 2011. In addition, we incurred costs associated with resuming construction at 250 West 55th Street. In addition, during the nine months ended September 30, 2011, we commenced the development of Seventeen Cambridge Center and the redevelopment of 12310 Sunrise Valley Drive. The completion of our ongoing developments, including our share of our unconsolidated joint venture developments, through 2014 is expected to be fully funded by cash and available draws from construction loans. We estimate our future funding requirement to complete our developments, which includes our share of our unconsolidated joint venture developments and our redevelopment of 12300 Sunrise Valley Drive, to be approximately $823 million.

•	Tenant improvement costs decreased by approximately $41.3 million due to the completion and occupancy of large tenant projects in 2010.

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

•

Proceeds from mortgage loan released from (placed in) escrow relates to the placing in escrow and subsequent release of the mortgage loan for 510 Madison Avenue, located in New York City, which was secured by cash deposits. See Note 5 to the Consolidated Financial Statements.

•

Capital contributions to unconsolidated joint ventures decreased by approximately $43.6 million primarily due to a capital contribution to the joint venture that owns our 125 West 55th Street property in connection with the refinancing of the property during the nine months ended September 30, 2010.

•

Capital distributions from unconsolidated joint ventures decreased by approximately $27.2 million primarily due to the distribution of excess loan proceeds to the joint venture that owns our Metropolitan Square property in connection with the refinancing of the property during the nine months ended September 30, 2010.

Cash provided by financing activities for the nine months ended September 30, 2011 totaled approximately $171.6 million. This consisted primarily of the net proceeds from the issuance of shares of Boston Properties, Inc.’s common stock under its ATM program, which proceeds were contributed to us, and proceeds from mortgage notes payable, partially offset by the payments of distributions to our unitholders and the repayment of mortgage notes payable. Future debt payments are discussed below under the heading “Capitalization-Debt Financing.”

Capitalization

At September 30, 2011, our total consolidated debt was approximately $8.0 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 5.53% (with a coupon/stated rate of 5.10%) and the weighted-average maturity was approximately 5.6 years.

Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $22.9 billion at September 30, 2011. Total consolidated market capitalization was calculated using the September 30, 2011 closing stock price of $89.10 per common share and the following: (1) 164,664,800 outstanding common units of limited partnership interest (including 147,627,247 shares held by Boston Properties, Inc.), (2) an aggregate of 1,460,688 common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest, (3) an aggregate of 1,603,205 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and (4) our consolidated debt totaling approximately $8.0 billion. The calculation of total consolidated market capitalization does not include 400,000 2011 OPP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. Our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, at September 30, 2011, represented approximately 34.73% of our total consolidated market capitalization. This percentage will fluctuate with changes in the market value of Boston Properties, Inc.’s common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the consolidated debt to total consolidated market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

For a discussion of our unconsolidated joint venture indebtedness, see “Liquidity and Capital Resources—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Debt Financing

As of September 30, 2011, we had approximately $8.0 billion of outstanding consolidated indebtedness, representing approximately 34.73% of our total consolidated market capitalization as calculated above consisting of approximately (1) $3.017 billion (net of discount) in publicly traded unsecured senior notes (excluding exchangeable senior notes) having a weighted-average interest rate of 5.38% per annum and maturities in 2013, 2015, 2019, 2020 and 2021; (2) $434.7 million (net of adjustment for the equity component allocation) of exchangeable senior notes having a GAAP interest rate of 5.958% per annum (an effective rate of 3.787% per annum, excluding the effect of the adjustment for the equity component allocation), an initial optional redemption date in 2013 and maturity in 2036; (3) $619.9 million (net of discount and adjustment for the equity component allocation) of exchangeable senior notes having a GAAP interest rate of 5.630% per annum (an effective rate of 3.462% per annum, excluding the effect of the adjustment for the equity component allocation), an initial optional redemption date in 2012 and maturing in 2037; (4) $699.8 million (net of discount and the adjustment for the equity component allocation ) of exchangeable senior notes having a GAAP interest rate of 6.555% per annum (an effective rate of 4.037%, excluding the effect of the adjustment for the equity component allocation) and maturing in 2014; and (5) $3.2 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 5.38% per annum and weighted-average term of 6.1 years. The table below summarizes our mortgage notes payable, our unsecured senior notes and our Unsecured Line of Credit at September 30, 2011 and September 30, 2010:

	2011	2010
Debt Summary:
Balance
Fixed rate mortgage notes payable	$3,129,034	$2,150,954
Variable rate mortgage notes payable	50,000	662,384
Unsecured senior notes, net of discount	3,016,986	2,872,058
Unsecured exchangeable senior notes, net of discount and adjustment for the equity component allocation	1,754,343	1,759,490
Unsecured Line of Credit	—	—

Total	$7,950,363	$7,444,886

Percent of total debt:
Fixed rate	99.37%	91.10%
Variable rate	0.63%	8.90%

Total	100.00%	100.00%

GAAP Weighted-average interest rate at end of period:
Fixed rate	5.55%	6.06%
Variable rate	2.78%	1.41%

Total	5.53%	5.65%

Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	5.12%	5.46%
Variable rate	2.40%	1.23%

Total	5.10%	5.08%

The variable rate debt shown above bears interest based on various spreads over the London Interbank Offered Rate or Eurodollar rates. As of September 30, 2011, the weighted-average interest rate on our variable rate debt was LIBOR/Eurodollar plus 2.20% per annum.

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

As of September 30, 2011, we had no borrowings and outstanding letters of credit totaling approximately $13.7 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $736.3 million. As of November 1, 2011, we had no borrowings outstanding under the Unsecured Line of Credit.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of September 30, 2011 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	6.250%	6.381%	$182,432	January 15, 2013
10 Year Unsecured Senior Notes	6.250%	6.291%	42,568	January 15, 2013
12 Year Unsecured Senior Notes	5.625%	5.693%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015
10 Year Unsecured Senior Notes	5.875%	5.967%	700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021

Total principal			3,025,000
Net unamortized discount			(8,014)

Total			$3,016,986

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (or 25 basis points in the case of the $250 million of notes that mature on June 1, 2015, 40 basis points in the case of the $700 million of notes that mature on October 15, 2019 and 30 basis points in the case of the $700 million and $850 million of notes that mature on November 15, 2020 and May 15, 2021, respectively), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our unsecured senior notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of September 30, 2011, we believe we were in compliance with each of these financial restrictions and requirements.

On November 3, 2011, we agreed to sell $850.0 million of 3.700% senior unsecured notes due 2018 in an underwritten public offering. The notes were priced at 99.767% of the principal amount to yield an effective rate (including financing fees) of 3.853% to maturity. The notes will mature on November 15, 2018, unless earlier redeemed. The offering is expected to close on November 10, 2011. The estimated net proceeds from the offering are expected to be approximately $841.2 million after deducting underwriting discounts and estimated transaction expenses. We intend to use all or a portion of the net proceeds from the offering to repay, redeem or repurchase outstanding indebtedness, including our 2.875% exchangeable senior notes due 2037 or other debt securities with near-term maturities or repurchase rights. We intend to use any proceeds not used for debt reduction for general business purposes, which may include investment opportunities. Pending such uses, we may invest the net proceeds in short-term, interest-bearing securities.

Unsecured Exchangeable Senior Notes

The following summarizes the unsecured exchangeable senior notes outstanding as of September 30, 2011 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by Company		Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A		February 15, 2014
2.875% Exchangeable Senior Notes	2.875%	3.462%	7.0430	(3)	626,194	February 20, 2012	(4)	February 15, 2037
3.750% Exchangeable Senior Notes	3.750%	3.787%	10.0066	(5)	450,000	May 18, 2013	(6)	May 15, 2036

Total principal					1,823,694
Net unamortized discount					(4,699)
Adjustment for the equity component allocation, net of accumulated amortization					(64,652)

Total					$1,754,343

(1)	Yield on issuance date including the effects of discounts on the notes but excluding the effects of the adjustment for the equity component allocation.
(2)

The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of Boston Properties, Inc.’s common stock). In addition, we entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions were expected to have the effect of increasing the effective exchange price to us of the notes from $117.58 to approximately $137.17 per share (subject to adjustment), representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of Boston Properties, Inc.’s common stock. The net cost of the capped call transactions was approximately $44.4 million. As of September 30, 2011, the effective exchange price was $135.38 per share.
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

On November 4, 2011, we agreed to repurchase approximately $50.0 million aggregate principal amount of our 2.875% exchangeable senior notes due 2037 for approximately $50.2 million. The repurchase is expected to settle on November 9, 2011.

Mortgage Notes Payable

The following represents the outstanding principal balances due under the mortgage notes payable at September 30, 2011:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
599 Lexington Avenue	5.57%	5.41%	$750,000	$—	$750,000	(2)(3)	March 1, 2017
601 Lexington Avenue	4.75%	4.79%	725,000	—	725,000		April 10, 2022
John Hancock Tower	5.68%	5.05%	640,500	20,372	660,872	(1)(3)	January 6, 2017
Embarcadero Center Four	6.10%	7.02%	371,253	—	371,253	(4)	December 1, 2016
Bay Colony Corporate Center	6.53%	3.98%	143,900	2,751	146,651	(1)(3)	June 11, 2012
505 9th Street	5.73%	5.87%	126,369	—	126,369	(5)	November 1, 2017
One Freedom Square	7.75%	5.34%	65,902	870	66,772	(1)(6)	June 30, 2012
New Dominion Tech Park, Bldg. Two	5.55%	5.58%	63,000	—	63,000	(3)	October 1, 2014
Reservoir Place	2.40%	2.78%	50,000	—	50,000	(7)	July 30, 2014
140 Kendrick Street	7.51%	5.25%	49,305	1,452	50,757	(1)	July 1, 2013
New Dominion Tech Park, Bldg. One	7.69%	7.84%	47,406	—	47,406		January 15, 2021
Kingstowne Two and Retail	5.99%	5.61%	36,815	580	37,395	(1)	January 1, 2016
Montvale Center	9.93%	10.07%	25,000	—	25,000	(3)(8)	June 6, 2012
Sumner Square	7.35%	7.54%	24,049	—	24,049		September 1, 2013
Kingstowne One	5.96%	5.68%	17,876	121	17,997	(1)	May 5, 2013
University Place	6.94%	6.99%	16,513	—	16,513		August 1, 2021
Atlantic Wharf	N/A	N/A	—	—	—	(9)	April 21, 2012

Total			$3,152,888	$26,146	$3,179,034

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required to reflect loans at their fair values upon acquisition. All adjustments to reflect loans at their fair value upon acquisition are noted above.
(2)	On December 19, 2006, we terminated the forward-starting interest rate swap contracts related to this financing and received approximately $10.9 million, which amount is reducing our GAAP interest expense for this mortgage over the term of the financing, resulting in an effective interest rate of 5.41% per annum for the financing. The stated interest rate is 5.57% per annum.
(3)	The mortgage loan requires interest only payments with a balloon payment due at maturity.

(4)	On November 13, 2008, we closed on an eight-year, $375.0 million mortgage loan collateralized by this property. The mortgage loan bears interest at a fixed rate of 6.10% per annum. Under our interest rate hedging program, we are reclassifying into earnings over the eight-year term of the loan as an increase in interest expense approximately $26.4 million (approximately $3.3 million per year) of the amounts recorded on our Consolidated Balance Sheets within Accumulated Other Comprehensive Loss resulting in an effective interest rate of 7.02% per annum.
(5)	This property is owned by a consolidated joint venture in which we have a 50% interest.
(6)	We have agreed to guarantee approximately $7.9 million related to our obligation to provide funds for certain tenant re-leasing costs.
(7)	The mortgage financing currently bears interest at a variable rate equal to Eurodollar plus 2.20% per annum.
(8)	On January 12, 2011, we notified the master servicer of the non-recourse mortgage loan collateralized by this property that the cash flows generated from the property were insufficient to fund debt service payments and capital improvements necessary to lease and operate the property and that we were not prepared to fund any cash shortfalls. Accordingly, we requested that the loan be placed with the special servicer. We are not current on making debt service payments and are currently in default. We are currently accruing interest at the default interest rate of 9.93% per annum. We are in discussions with the special servicer, and there can be no assurance as to the timing and ultimate resolution of these discussions.
(9)	We have not drawn any amounts under this construction loan facility. The construction financing bears interest at a variable rate equal to LIBOR plus 3.00% per annum and matures on April 21, 2012 with two, one-year extension options, subject to certain conditions.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

We have investments in thirteen unconsolidated joint ventures (including our investment in the Value-Added Fund) with our effective ownership interests ranging from 25% to 60%. Ten of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At September 30, 2011, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $3.1 billion (of which our proportionate share is approximately $1.5 billion). The table below summarizes the outstanding debt of these joint venture properties at September 30, 2011. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
General Motors Building:
Secured 1st Mortgage	60%	5.95%	6.50%	$1,300,000	$(40,072)	$1,259,928	(1)(2)(3)	October 7, 2017
Mezzanine Loan	60%	6.02%	8.00%	306,000	(32,616)	273,384	(1)(2)(4)	October 7, 2017
Partner Loans	60%	11.00%	11.00%	450,000	—	450,000	(5)	June 9, 2017
125 West 55th Street	60%	6.09%	6.15%	203,413	—	203,413	(6)	March 10, 2020
Two Grand Central Tower	60%	6.00%	6.07%	176,829	—	176,829	(7)	April 10, 2015
540 Madison Avenue	60%	5.20%	6.75%	118,700	(2,962)	115,738	(1)(8)	July 11, 2013
Metropolitan Square	51%	5.75%	5.81%	175,000	—	175,000		May 5, 2020
Market Square North	50%	4.85%	4.90%	130,000	—	130,000		October 1, 2020
Annapolis Junction	50%	2.00%	2.09%	42,250	—	42,250	(9)	March 31, 2018
Mountain View Tech. Park	39.5%	1.76%	2.00%	24,673	—	24,673	(2)(10)(11)	November 15, 2011
Mountain View Research Park:
Secured 1st Mortgage	39.5%	2.75%	2.95%	91,806	—	91,806	(10)(12)	May 31, 2014
BPLP loan	39.5%	10.0%	10.0%	6,375		6,375	(2)(13)	May 31, 2014
500 North Capitol Street	30%	5.75%	6.32%	22,000	—	22,000	(2)(14)	March 31, 2013
901 New York Avenue	25%	5.19%	5.27%	160,466	—	160,466		January 1, 2015
300 Billerica Road	25%	5.69%	6.04%	7,500	—	7,500	(2)(10)	January 1, 2016

Total				$3,215,012	$(75,650)	$3,139,362

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required to reflect loans at their fair values upon acquisition. All adjustments to reflect loans at their fair value upon acquisition are noted above.
(2)	The loan requires interest only payments with a balloon payment due at maturity.
(3)

In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of September 30, 2011, the maximum funding obligation under the guarantee was approximately $10.6 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.
(4)	Principal amount does not include the assumed mezzanine loan with an aggregate principal amount of $294.0 million and a stated rate of 6.02% per annum, as the venture acquired the lenders’ interest in this loan for a purchase price of approximately $263.1 million in cash.
(5)	In connection with the capitalization of the joint venture, loans totaling $450.0 million were funded by the venture’s partners on a pro-rata basis. Our share of the partner loans totaling $270.0 million has been reflected in Related Party Note Receivable on our Consolidated Balance Sheets.
(6)	In connection with the refinancing of this property’s secured loan by the joint venture, we have guaranteed the joint venture’s obligation to fund an escrow related to certain lease rollover costs in lieu of an initial cash deposit for the full amount. The maximum funding obligation under the guarantee was $21.3 million. At closing, the joint venture funded a $10.0 million cash deposit into an escrow account and the remaining $11.3 million will be further reduced with scheduled monthly deposits from operating cash flows. As of September 30, 2011, the remaining funding obligation under the guarantee was approximately $3.2 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.
(7)	On October 25, 2011, a joint venture in which we have a 60% interest completed the sale of Two Grand Central Tower located in New York City for approximately $401.0 million, including the assumption by the buyer of the entire mortgage indebtedness.
(8)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund tenant improvements and leasing commissions.
(9)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on March 31, 2018 with one, three-year extension option, subject to certain conditions.
(10)	This property is owned by the Value-Added Fund.
(11)	The mortgage loan bears interest at a variable rate equal to LIBOR plus 1.50% per annum.
(12)	The mortgage loan bears interest at a variable rate equal to LIBOR plus 2.50% per annum.
(13)	In conjunction with the mortgage loan modification, we agreed to lend up to $12.0 million to our Value-Added Fund, of which approximately $6.4 million has been advanced to date. The loan from us bears interest at a fixed rate of 10.0% per annum and matures on May 31, 2014. This loan has been reflected in Related Party Note Receivable on our Consolidated Balance Sheets.
(14)	Mortgage loan bears interest at a variable rate equal to the greater of (1) the prime rate, as defined in the loan agreement, or (2) 5.75% per annum. On October 14, 2011, a joint venture in which we have a 30% interest obtained construction financing totaling $107.0 million collateralized by this redevelopment project. The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on October 14, 2014 with two, one-year extension options, subject to certain conditions. At closing, approximately $33.3 million was drawn to fund the repayment of the existing mortgage loan totaling $22.0 million and approximately $11.3 million of previously incurred development costs.

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

Insurance

We carry insurance coverage on our properties of types and in amounts and with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”). Currently, the per occurrence limits of our portfolio property insurance program are $1.0 billion, including coverage for acts of terrorism certified under TRIA other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). We also carry $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of Terrorism Coverage in our property insurance program which is provided by IXP, LLC (“IXP”) as a direct insurer. We currently insure certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), in a separate stand alone insurance program. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage, with $1.375 billion of Terrorism Coverage in excess of $250 million being provided by NYXP, LLC, (“NYXP”) as a direct insurer. We also currently carry nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under TRIA (“NBCR Coverage”), which is provided by IXP, as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding the properties owned by our Value-Added Fund and certain other properties owned in joint ventures with third parties or which we manage. The per occurrence limit for NBCR Coverage is $1 billion. Under TRIA, after the payment of the required deductible and coinsurance, the additional Terrorism Coverage provided by IXP for 601 Lexington Avenue, the NBCR Coverage provided by IXP and the Terrorism Coverage provided by NYXP are backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” The program trigger is $100 million and the coinsurance is 15%. Under TRIPRA, if the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. We may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in our portfolio or for any other reason. We intend to continue to monitor the scope, nature and cost of available terrorism insurance and maintain insurance in amounts and on terms that are commercially reasonable.

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

IXP, a captive insurance company which is a wholly-owned subsidiary, acts as a direct insurer with respect to a portion of our earthquake insurance coverage for our Greater San Francisco properties, the additional Terrorism Coverage for 601 Lexington Avenue and our NBCR Coverage. The additional Terrorism Coverage provided by IXP for 601 Lexington Avenue only applies to losses which exceed the program trigger under TRIA. NYXP, a captive insurance company which is a wholly-owned subsidiary, acts as a direct insurer with respect to a portion of our Terrorism Coverage for 767 Fifth Avenue. Currently, NYXP only insures losses which exceed the program trigger under TRIA and NYXP reinsures with a third-party insurance company any coinsurance payable under TRIA. Insofar as we own IXP and NYXP, we are responsible for their liquidity and capital resources, and the accounts of IXP and NYXP are part of our consolidated financial statements. In particular, if a loss occurs which is covered by our NBCR Coverage but is less than the applicable program trigger under TRIA, IXP would be responsible for the full amount of the loss without any backstop by the Federal Government. IXP and NYXP would also be responsible for any recoupment charges by the Federal Government in the event losses are paid out and their insurance policies are maintained after the payout by the Federal Government. If we experience a loss and IXP or NYXP are required to pay under their insurance policies, we would ultimately record the loss to the extent of the required payment. Therefore, insurance coverage provided by IXP and NYXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

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

Funds from Operations

Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate Funds from Operations, or “FFO,” by adjusting net income attributable to Boston Properties Limited Partnership. (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures. In calculating FFO, we do not adjust for impairment write-downs of depreciable real estate assets, although NAREIT’s definition of FFO permits, but does not require, companies to do so. FFO is a non-GAAP financial measure. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition, that interpret the current NAREIT definition differently, or that adjust for impairment write-downs of depreciable real estate assets as permitted by the current NAREIT definition.

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

The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership to FFO for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010
	(in thousands)
Net income attributable to Boston Properties Limited Partnership.	$81,589	$68,436
Add:
Noncontrolling interest—redeemable preferred units	832	820
Noncontrolling interests in property partnerships	86	889

Income from continuing operations	82,507	70,145
Add:
Real estate depreciation and amortization(1)	132,721	105,244
Less:
Noncontrolling interests in property partnerships’ share of funds from operations	549	1,724
Noncontrolling interest—redeemable preferred units	832	820

Funds from operations	$213,847	$172,845

Weighted-average units outstanding—basic	165,219	159,952

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $107,439 and $79,077, our share of unconsolidated joint venture real estate depreciation and amortization of $25,633 and $26,602, less corporate related depreciation and amortization of $351 and $435 for the three months ended September 30, 2011 and 2010, respectively.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Income (Numerator)	Units (Denominator)	Income (Numerator)	Units (Denominator)
	(in thousands)		(in thousands)
Basic FFO	$213,847	165,219	$172,845	159,952
Effect of Dilutive Securities
Convertible Preferred Units	832	1,461	820	1,461
Stock Based Compensation and Exchangeable Notes	—	616	—	598

Diluted FFO	$214,679	167,296	$173,665	162,011

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

During the third quarter of 2011, we paid approximately $42.0 million to fund tenant-related obligations, including tenant improvements and leasing commissions, and incurred approximately $24.8 million of new tenant-related obligations associated with approximately 815,000 square feet of second generation leases, or approximately $30 per square foot. In addition, we signed leases for approximately 212,000 square feet at our development properties. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In the aggregate, during the third quarter of 2011, we signed leases for approximately 1.0 million square feet of space and incurred aggregate tenant-related obligations of approximately $40.3 million, or approximately $40 per square foot.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2011, approximately $7.9 billion of our consolidated borrowings bore interest at fixed rates and approximately $50.0 million of our consolidated borrowings bore interest at variable rates. The fair value of these instruments is affected by changes in market interest rates. As of September 30, 2011, the weighted-average interest rate on our variable rate debt was LIBOR/Eurodollar plus 2.20% per annum (for an all-in rate as of September 30, 2011 of 2.40% per annum). The GAAP weighted-average interest rate on the variable rate debt as of September 30, 2011 was 2.78% per annum. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, refer to Note 4 to the Consolidated Financial Statements and “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2011	2012	2013	2014	2015	2016+	Total	Estimated Fair Value
	(dollars in thousands)
	Secured debt
Fixed Rate	$30,768	$230,800	$107,479	$91,719	$30,339	$2,637,929	$3,129,034	$3,287,273
Average Interest Rate	9.35%	4.43%	5.99%	5.66%	5.87%	5.43%	5.43%
Variable Rate	—	345	827	48,828	—	—	50,000	50,588

	Unsecured debt
Fixed Rate	$—	$—	$224,884	$—	$549,267	$2,242,835	$3,016,986	$3,073,469
Average Interest Rate	—	—	6.36%	—	5.47%	5.26%	5.38%
Variable Rate	—	—	—	—	—	—	—	—

	Unsecured exchangeable debt
Fixed Rate(1)	$—	$624,910	$450,000	$744,085	$—	$—	$1,818,995	$1,909,227
Adjustment for the equity component allocation	(9,970)	(29,192)	(23,052)	(2,438)	—	—	(64,652)

Total Fixed Rate	(9,970)	595,718	426,948	741,647	—	—	1,754,343
Average Interest Rate	—	5.63%	5.96%	6.56%	—	—	6.08%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$20,798	$826,863	$760,138	$882,194	$579,606	$4,880,764	$7,950,363	$8,320,557

(1)	Amounts are included in the year in which the first optional redemption date occurs (or, in the case of the exchangeable notes due 2014, the year of maturity).

At September 30, 2011, the weighted-average coupon/stated rates on all of our fixed and variable rate debt were 5.12% per annum and 2.40% per annum, respectively. The weighted-average coupon/stated rates for our unsecured debt and unsecured exchangeable debt were 5.30% per annum and 3.67% per annum, respectively.

At September 30, 2011, our outstanding variable rate debt based on LIBOR/Eurodollar totaled approximately $50.0 million. At September 30, 2011, the weighted-average interest rate on our variable rate debt was approximately 2.78% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased by approximately $0.4 million for the nine months ended September 30, 2011.

These amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. Due to the uncertainty of specific actions we may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.

ITEM 4—Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the management of Boston Properties, Inc, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Boston Properties, Inc. concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of our fiscal year ending December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

(a) Each time Boston Properties, Inc. issues shares of stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to us in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended September 30, 2011, in connection with issuances of common stock by Boston Properties, Inc. pursuant to Boston Properties, Inc.’s ATM stock offering program, we issued an aggregate of approximately 431,223 common units to Boston Properties, Inc. in exchange for approximately $44.4 million, the aggregate net proceeds of such common stock issuances to Boston Properties, Inc. In addition, in connection with issuances of common stock by Boston Properties, Inc. pursuant to exercises of stock options under the Second Amendment and Restatement of the Boston Properties, Inc. 1997 Stock Option and Incentive Plan and pursuant to issuances under the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan, we issued an aggregate of approximately 16,303 common units to Boston Properties, Inc. in exchange for approximately $0.69 million, the aggregate proceeds of such common stock issuances to Boston Properties, Inc. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

The following materials from Boston Properties, Limited Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Partners’ Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner

November 8, 2011	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer (duly authorized officer and principal financial officer)