Form 10-K
period 2011-12-31
BOSTON PROPERTIES LTD PARTNERSHIP
filed 2012-02-28
CIK 1043121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership (Title of Class)

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

Our sole general partner is Boston Properties, Inc. Certain information contained in Boston Properties, Inc.’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 15, 2012 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III. Boston Properties, Inc. intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year ended December 31, 2011.

PART I

Item 1.	Business

General

As used herein, the terms “we,” “us,” “our,” “BPLP” and the “Company” refer to Boston Properties Limited Partnership, a Delaware limited partnership organized in 1997, and its subsidiaries, and their respective predecessors, considered as a single enterprise. As used in our financial statements beginning on page 102, the term “Company” refers to BPLP. Boston Properties Limited Partnership is the entity through which Boston Properties, Inc., a fully integrated, self-administered and self-managed real estate investment trust, or “REIT,” and one of the largest owners and developers of office properties in the United States conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Boston Properties, Inc.’s common stock, par value $0.01 per share, is listed on the New York Stock Exchange under the symbol “BXP.”

Our properties are concentrated in five markets—Boston, New York, Princeton, San Francisco and Washington, DC. At December 31, 2011, we owned or had interests in 153 properties, totaling approximately 42.2 million net rentable square feet, including seven properties under construction totaling approximately 2.6 million net rentable square feet. In addition, we had structured parking for approximately 44,528 vehicles containing approximately 15.1 million square feet. Our properties consisted of:

•	146 office properties including 128 Class A office properties (including six properties under construction) and 18 Office/Technical properties;

•	one hotel;

•	three retail properties; and

•	three residential properties (one of which is under construction).

We own or control undeveloped land totaling approximately 510.5 acres, which could support approximately 11.4 million square feet of additional development. In addition, we have a noncontrolling interest in the Boston Properties Office Value-Added Fund, L.P., which we refer to as the “Value-Added Fund,” which is a strategic partnership with two institutional investors through which we have pursued the acquisition of assets within our existing markets that have deficiencies in property characteristics that provide an opportunity to create value through repositioning, refurbishment or renovation. Our investments through the Value-Added Fund are not included in our portfolio information tables or any other portfolio level statistics. At December 31, 2011, the Value-Added Fund had investments in an office property in Chelmsford, Massachusetts and complexes in Mountain View, California.

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

We are a full-service real estate company, with substantial in-house expertise and resources in acquisitions, development, financing, capital markets, construction management, property management, marketing, leasing, accounting, tax and legal services. We are managed by Boston Properties, Inc. in its capacity as our sole general partner. As of December 31, 2011, we had approximately 700 employees. Our thirty-four senior officers have an average of twenty-seven years experience in the real estate industry, including an average of seventeen years of experience with us. Our principal executive office and Boston regional office is located at The Prudential Center, 800 Boylston Street, Suite 1900, Boston, Massachusetts 02199 and our telephone number is (617) 236-3300. In addition, we have regional offices at 599 Lexington Avenue, New York, New York 10022; 302 Carnegie Center, Princeton, New Jersey 08540; Four Embarcadero Center, San Francisco, California 94111; and 2200 Pennsylvania Avenue NW, Washington, DC 20037.

Boston Properties, Inc., our sole general partner, has a Web site located at http://www.bostonproperties.com. On its Web site, you can obtain a free copy of Boston Properties, Inc.’s and Boston Properties Limited Partnership’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. You may also obtain BPLP’s reports by accessing the EDGAR database at the SEC’s website at http://www.sec.gov, or we will furnish an electronic or paper copy of these reports free of charge upon written request to: Investor Relations, Boston Properties, Inc., The Prudential Center, 800 Boylston Street, Suite 1900, Boston, Massachusetts 02199. The name “Boston Properties” and our logo (consisting of a stylized “b”) are registered service marks of the Company.

Boston Properties Limited Partnership

As of February 21, 2012, Boston Properties, Inc. was the owner of approximately 88.3% of the economic interests in BPLP. Economic interest was calculated as the number of common partnership units of BPLP owned by Boston Properties, Inc. as a percentage of the sum of (1) the actual aggregate number of outstanding common partnership units of BPLP, (2) the number of common partnership units issuable upon conversion of outstanding preferred partnership units of BPLP and (3) the number of common units issuable upon conversion of all outstanding long term incentive plan units of BPLP, or LTIP Units, other than LTIP Units issued in the form of Outperformance Awards (“OPP Awards”), assuming all conditions have been met for the conversion of the LTIP Units. An LTIP Unit is generally the economic equivalent of a share of our restricted common stock, although LTIP Units issued in the form of OPP Awards are only entitled to receive one-tenth (1/10th ) of the regular quarterly distributions (and no special distributions) prior to being earned. Boston Properties, Inc.’s general and limited partnership interests in BPLP entitle it to share in cash distributions from, and in the profits and losses of, BPLP in proportion to its percentage interest and entitle it to vote on all matters requiring a vote of the limited partners. The other limited partners of BPLP are persons who contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP or recipients of LTIP Units pursuant to the Second Amendment and Restatement of Boston Properties, Inc.’s 1997 Stock Option and Incentive Plan (the “1997 Plan”). Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of the common stock of Boston Properties, Inc. In lieu of cash, however, Boston Properties, Inc., as general partner, may, at its option, choose to acquire any common units so tendered by issuing shares of Boston Properties Inc.’s common stock in exchange for the common units. If Boston Properties, Inc. so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. We generally expect that Boston Properties, Inc., as our general partner, will elect to issue our common stock in connection with each such presentation for redemption rather than having us pay cash. With each such exchange or redemption, Boston Properties, Inc.’s percentage ownership in BPLP will increase. In addition, whenever Boston Properties, Inc. issues shares of its common stock other than to acquire common units of BPLP, it must contribute any net proceeds it receives to us and we must issue to Boston Properties, Inc. an equivalent number of common units. This structure is commonly referred to as an umbrella partnership REIT, or “UPREIT.”

Our preferred units have the rights, preferences and other privileges, including the right to convert into common units, as are set forth in an amendment to our limited partnership agreement of BPLP. As of December 31, 2011 and February 21, 2012, we had one series of our preferred units outstanding. Our Series Two Preferred Units have a liquidation preference of $50.00 per unit (or an aggregate of approximately $55.7 million and $51.5 million at December 31, 2011 and February 21, 2012, respectively). The Series Two Preferred Units are convertible, at the holder’s election, into common units at a conversion price of $38.10 per common unit (equivalent to a ratio of 1.312336 common units per Series Two Preferred Unit). Distributions on the Series Two Preferred Units are payable quarterly and, unless the greater rate described in the next sentence applies, accrue at distributions on the number of OP Units into which the Series Two Preferred Units are convertible are greater than distributions calculated using the rate described in the preceding sentence for the applicable quarterly period, then the greater distributions are payable instead. The holders of Series Two Preferred Units have the right to require us to redeem their units for cash at the redemption price of $50.00 per unit on May 14, 2012, May 14, 2013 and May 12, 2014. The maximum number of units that may be required to be redeemed from all holders on each of these dates is 1,007,662, which is one-sixth of the number of Series Two Preferred Units that were originally issued. The holders also had the right to have their Series Two Preferred Units redeemed for cash as of May 12, 2009, May 12, 2010 and May 12, 2011, although no holder exercised such right. On May 14, 2013 and May 12, 2014, BPLP also has the right, subject to certain conditions, to redeem Series Two Preferred Units for cash or to convert into OP Units any Series Two Preferred Units that are not redeemed when they are eligible for redemption.

Transactions During 2011

Acquisitions

On February 1, 2011, we completed the acquisition of Bay Colony Corporate Center in Waltham, Massachusetts for an aggregate purchase price of approximately $185.0 million. The purchase price consisted of approximately $41.1 million of cash and the assumption of approximately $143.9 million of indebtedness. The assumed debt is a securitized senior mortgage loan that bears interest at a fixed rate of 6.53% per annum and matures on June 11, 2012. The loan requires interest-only payments with a balloon payment due at maturity. Bay Colony Corporate Center is an approximately 985,000 net rentable square foot, four-building Class A office park situated on a 58-acre site in Waltham, Massachusetts.

On November 22, 2011, we acquired 2440 West El Camino Real located in Mountain View, California for a net purchase price of approximately $71.1 million in cash. 2440 West El Camino Real is an approximately 140,000 net rentable square foot Class A office property that is currently 100% leased.

Dispositions

On May 23, 2011, we entered into a ground lease for 75 Ames Street, a vacant land parcel in Cambridge, Massachusetts located on the same site as our Cambridge Center West Garage property and adjacent to our Seven Cambridge Center property, with a third party. In addition, we entered into a development agreement to serve as project manager for a 250,000 square foot research laboratory building to be developed on the site at the ground lessee’s expense and will also serve, upon completion of development, as property manager. The terms of the ground lease require us to form a condominium for the site upon completion of the development, at which time each party will subject their respective interests in the buildings and land to the condominium and will in turn be conveyed a condominium unit comprised of their respective building as well as an undivided ownership interest in the land. Gross proceeds to us are expected to be $56.8 million, including $11.4 million in development fees for our services. As of December 31, 2011, we had received approximately $48.9 million and anticipate receiving another $7.9 million in development fees through the third quarter of 2014. The cash received under the ground lease will initially be recognized as unearned revenue and recognized over the 99-year term of the ground lease. We will recognize approximately $459,000 per year in ground lease payments prior to the anticipated conveyance of the condominium interest in 2014. Upon completion of the development and conveyance of the condominium interest, the transaction and related remaining costs will be accounted for and recognized as a gain on sale of real estate in accordance with Accounting Standards Codification (“ASC”) ASC 360-20 “Real Estate Sales.”

Developments

As of December 31, 2011, we had seven projects under construction comprised of six office properties and one residential property, which aggregate approximately 2.6 million square feet. We estimate the total investment to complete these projects, in the aggregate, to be approximately $1.8 billion of which we had already invested approximately $1.0 billion as of December 31, 2011. The investment through December 31, 2011 and estimated total investment for our properties under construction as of December 31, 2011 are detailed below (in thousands):

Construction Properties	Estimated Stabilization Date	Location	Investment to Date(1)	Estimated Total Investment(1)
Office
510 Madison Avenue	Third Quarter, 2013	New York, NY	$355,262	$375,000
Annapolis Junction Lot 6 (50% ownership)	Third Quarter, 2013	Annapolis, MD	9,215	14,000
12310 Sunrise Valley	First Quarter, 2012	Reston, VA	53,780	67,000
500 North Capitol (30% ownership)	Fourth Quarter, 2013	Washington, DC	17,733	36,540
Seventeen Cambridge Center	Third Quarter, 2013	Cambridge, MA	23,976	86,300
250 West 55th Street	Fourth Quarter, 2015	New York, NY	532,606	1,050,000

Total Office Properties under Construction			$992,572	$1,628,840

Residential
Reston Town Center Residential	Fourth Quarter, 2015	Reston, VA	$25,041	$137,250

Total Residential Properties under Construction			$25,041	$137,250

Total Properties under Construction			$1,017,613	$1,766,090

(1)	Represents our share. Includes net revenue during lease up period and approximately $43.6 million of construction cost and leasing commission accruals.

On January 14, 2011, we placed in-service approximately 57% of the office component of our Atlantic Wharf development project located in Boston, Massachusetts. The office component is comprised of approximately 798,000 net rentable square feet. On November 15, 2011, we completed and fully placed in-service the office component of this development project.

On March 1, 2011, we placed in-service approximately 13% of the office component of our 2200 Pennsylvania Avenue development project located in Washington, DC. The office component is comprised of approximately 459,000 net rentable square feet. On August 17, 2011, we completed and fully placed in-service the office component of this development project.

On May 1, 2011, we placed in-service approximately 16% of our 510 Madison Avenue development project located in New York City. 510 Madison Avenue is an approximately 347,000 net rentable square foot Class A office property. As of December 31, 2011, 45% of the development project this been placed in-service.

On May 11, 2011, we partially placed in-service the Residences on The Avenue, the residential component of our 2221 I Street, NW development project located in Washington, DC. The residential component is comprised of 335 apartment units and approximately 50,000 square feet of retail space. On July 13, 2011, we completed and fully placed in-service the residential component of this development project.

On May 24, 2011, we signed a lease with the law firm of Morrison & Foerster LLP for approximately 184,000 square feet at 250 West 55th Street in New York City. In conjunction with the execution of the lease, we resumed development of the planned approximately 989,000 square foot class A office project and commenced capitalization of interest. We expect the law firm to move into the completed building in the spring of 2014.

On July 1, 2011, we completed and placed in-service 100% of The Lofts at Atlantic Wharf, the residential component of our Atlantic Wharf development project located in Boston, Massachusetts. The residential component is comprised of 86 apartment units and approximately 9,000 square feet of retail space.

On July 1, 2011, we entered into lease amendments with the existing tenant at our three-building complex in Reston, Virginia, which will be redeveloped as the headquarters for the Defense Intelligence Agency. Under the agreement, the tenant will terminate early its leases for approximately 523,000 square feet at the complex and be responsible for certain payments to us aggregating approximately $14.8 million, of which approximately $13.1 million was recognized in 2011 and the remaining approximately $1.7 million is anticipated to be recognized during the first quarter of 2012. On July 5, 2011, we commenced the redevelopment of the 12310 Sunrise Valley Drive property at the complex, which is expected to be completed during the first quarter of 2012. We will capitalize incremental costs during the redevelopment.

On July 14, 2011, we entered into a 15-year lease with Biogen Idec for 100% of a build-to-suit development project with approximately 190,000 net rentable square feet of Class A office space located on land owned by us at 17 Cambridge Center in Cambridge, Massachusetts. In conjunction with the execution of the lease, we commenced construction of the project and expect that the project will be complete and available for occupancy during the third quarter of 2013.

On December 19, 2011, we commenced the construction of our Reston Town Center Residential project, a residential project comprised of 359 apartment units located in Reston, Virginia.

Secured Debt Transactions

On January 12, 2011, we notified the master servicer of the $25.0 million non-recourse mortgage loan collateralized by our Montvale Center property located in Gaithersburg, Maryland that the cash flows generated from the property were insufficient to fund debt service payments and capital improvements necessary to lease and operate the property and that we were not prepared to fund any cash shortfalls. Accordingly, at our request, the loan was placed with the special servicer. We are not current on making debt service payments and are currently in default. We are currently accruing interest at the default interest rate of 9.93% per annum. The net book value of the property at December 31, 2011 totaled approximately $7.7 million, which is less than the estimated fair value of the property (See Note 20 to the Consolidated Financial Statements).

On February 1, 2011, in connection with our acquisition of Bay Colony Corporate Center in Waltham, Massachusetts, we assumed the mortgage loan collateralized by the property totaling approximately $143.9 million. The assumed debt is a securitized senior mortgage loan that requires interest-only payments with a balloon payment due at maturity. The assumed mortgage loan, which bears contractual interest at a fixed rate of 6.53% per annum and matures on June 11, 2012, was recorded at its fair value of approximately $149.2 million using an effective interest rate of 3.75% per annum.

On May 11, 2011, we refinanced at maturity our mortgage loan collateralized by our 601 Lexington Avenue property located in New York City totaling approximately $453.3 million utilizing the proceeds of a draw under our Unsecured Line of Credit, which borrowing was secured by a mortgage on the property. The mortgage loan bore interest at a fixed rate of 7.19% per annum.

On August 19, 2011, we obtained mortgage financing totaling $725.0 million collateralized by our 601 Lexington Avenue property located in New York City. The mortgage loan bears interest at a fixed rate of 4.75% per annum and matures on April 10, 2022. Proceeds from the mortgage financing were used to repay the borrowing under our Unsecured Line of Credit totaling approximately $453.3 million. The additional cash proceeds were used to refinance the $267.5 million mortgage loan collateralized by our 510 Madison Avenue property located in New York City. In connection with the refinancing, the lien of the 510 Madison Avenue mortgage was spread to 601 Lexington Avenue and released from 510 Madison Avenue so that 510 Madison Avenue is no longer encumbered by any mortgage debt.

On November 9, 2011, we used available cash to repay the mortgage loan collateralized by our Reservoir Place property located in Waltham, Massachusetts totaling $50.0 million. The mortgage financing bore interest at a variable rate equal to Eurodollar plus 2.20% per annum and was scheduled to mature on July 30, 2014. There was no prepayment penalty. We recognized a loss from early extinguishment of debt totaling approximately $0.5 million consisting of the write-off of unamortized deferred financing costs.

On November 16, 2011, we terminated the construction loan facility collateralized by our Atlantic Wharf property totaling $192.5 million. The construction loan facility bore interest at a variable rate equal to LIBOR plus 3.00% per annum and was scheduled to mature on April 21, 2012 with two, one-year extension options, subject to certain conditions. We did not draw any amounts under the facility. We recognized a loss from early extinguishment of debt totaling approximately $0.4 million consisting of the write-off of unamortized deferred financing costs.

Unsecured Senior Notes

On November 10, 2011, we completed a public offering of $850.0 million in aggregate principal amount of 3.700% unsecured senior notes due 2018. The notes were priced at 99.767% of the principal amount to yield an effective interest rate (including financing fees) of 3.853% to maturity. The notes will mature on November 15, 2018, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $841.2 million after deducting underwriting discounts and transaction expenses.

Unsecured Exchangeable Senior Notes

On November 9, 2011, we repurchased $50.0 million aggregate principal amount of our 2.875% exchangeable senior notes due 2037 for approximately $50.2 million. The repurchased notes had an aggregate carrying value of approximately $49.6 million at the time of repurchase resulting in the recognition of a loss on early extinguishment of debt of approximately $0.6 million during the year ended December 31, 2011 (See Note 20 to the Consolidated Financial Statements).

Unsecured Line of Credit

On June 24, 2011, we amended and restated the revolving credit agreement governing our Unsecured Line of Credit, which (1) reduced the total commitment from $1.0 billion to $750.0 million, (2) extended the maturity date from August 3, 2011 to June 24, 2014, with a provision for a one-year extension at our option, subject to certain conditions and the payment of an extension fee equal to 0.20% of the total commitment then in effect, and (3) increased the per annum variable interest rates available, which resulted in an increase of the per annum variable interest rate on outstanding balances from Eurodollar plus 0.475% per annum to Eurodollar plus 1.225% per annum. Under the amended Unsecured Line of Credit, we may increase the total commitment to $1.0 billion, subject to syndication of the increase. In addition, a facility fee currently equal to an aggregate of 0.225% per annum of the total commitment is payable in equal quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in our unsecured debt ratings. The Unsecured Line of Credit is a recourse obligation of us. The Unsecured Line of Credit also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to us at a reduced interest rate.

Equity Transactions

On April 21, 2010, Boston Properties, Inc. announced that it had established an “at the market” (ATM) stock offering program through which it may sell from time to time up to an aggregate of $400.0 million of its common stock through sales agents for a three-year period. During the year ended December 31, 2011, it utilized this program to issue an aggregate of 4,228,993 shares of common stock for gross proceeds of approximately $400.0 million and net proceeds of approximately $394.7 million. Boston Properties, Inc. contributed the net proceeds from such sales to us in exchange for a number of OP Units equal to the number of shares issued. No amount remains available for issuance under this ATM program.

On June 2, 2011, Boston Properties, Inc. established a new ATM stock offering program through which it may sell from time to time up to an aggregate of $600.0 million of its common stock through sales agents over a three-year period. During the year ended December 31, 2011, it issued an aggregate of 431,223 shares of common stock under this ATM stock offering program for gross proceeds of approximately $44.9 million and net proceeds of approximately $44.3 million. Boston Properties, Inc. contributed the net proceeds from such sales to us in exchange for a number of OP Units equal to the number of shares issued. As of December 31, 2011, approximately $555.1 million remained available for issuance under this ATM program.

During the year ended December 31, 2011, Boston Properties, Inc. redeemed an aggregate of 2,919,323 common units of limited partnership interest, including 60,414 common units issued upon the conversion of LTIP units, presented by the holders for redemption, in exchange for an equal number of shares of common stock. Each time Boston Properties, Inc. issues shares of common stock (other than in exchange for common units upon exercise by limited partners of their redemption right), it contributes the proceeds of such issuance to us in return for an equivalent number of common units. During the year ended December 31, 2011, we issued 316,159 common units to Boston Properties, Inc. in exchange for the proceeds from stock options being exercised.

Investments in Unconsolidated Joint Ventures

On March 16, 2011, our Value-Added Fund extended the maturity date by two months to May 31, 2011 of the mortgage loan collateralized by its Mountain View Technology Park property located in Mountain View, California totaling approximately $24.7 million. The mortgage loan bore interest at a variable rate equal to LIBOR plus 1.50% per annum and was scheduled to mature on March 31, 2011. On June 29, 2011, our Value-Added Fund extended the maturity date to November 15, 2011. On November 22, 2011, our Value-Added Fund refinanced the mortgage loan totaling approximately $24.6 million. The new mortgage loan totaling $20.0 million bears interest at a variable rate equal to LIBOR plus 2.50% per annum and matures on November 22, 2014. In connection with the loan refinancing, the unconsolidated joint venture repaid approximately $4.6 million of the previous mortgage loan utilizing existing cash reserves and the proceeds from a loan from us. The loan from us consists of an agreement to lend up to $6.0 million to the Value-Added Fund, of which approximately $3.7 million had been advanced as of December 31, 2011. The loan from us bears interest at a fixed rate of 10.0% per annum and matures on November 22, 2014.

On March 26, 2011, a joint venture in which we have a 30% interest removed from service and commenced the redevelopment of 500 North Capitol Street, NW located in Washington, DC. On January 18, 2011, the joint venture entered into a lease with a law firm for approximately 171,000 square feet of space. On October 14, 2011, the unconsolidated joint venture obtained construction financing totaling $107.0 million collateralized by the redevelopment project The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on October 14, 2014 with two, one-year extension options, subject to certain conditions. At closing, approximately $33.3 million was drawn to fund the repayment of the existing mortgage loan totaling $22.0 million and approximately $11.3 million of previously incurred development costs.

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

On June 3, 2011, a joint venture in which we have a 50% interest amended its joint venture agreement to add a new development project to its Annapolis Junction property located in Annapolis, Maryland. The outside joint venture partner contributed the improved parcel of land and we contributed cash for our 50% interest. The development project is an approximately 120,000 net rentable square foot Class A office project. On November 17, 2011, the unconsolidated joint venture obtained construction financing totaling $19.0 million collateralized by the development project. The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on November 17, 2013 with two, one-year extension options, subject to certain conditions.

On June 28, 2011, our Value-Added Fund modified the mortgage loan collateralized by its Mountain View Research Park property located in Mountain View, California. The mortgage loan totaling approximately $112.3 million bore interest at a variable rate equal to LIBOR plus 1.75% per annum and had matured on May 31, 2011. The new mortgage loan totaling $92.0 million bears interest at a variable rate equal to LIBOR plus 2.50% per annum and matures on May 31, 2014. In connection with the loan modification, the joint venture repaid approximately $20.3 million of the previous mortgage loan utilizing unfunded capital commitments from the joint venture’s partners on a pro rata basis, existing cash reserves and the proceeds from a loan from us. The loan from us consists of an agreement to lend up to $12.0 million to the Value-Added Fund, of which approximately $6.7 million had been advanced as of December 31, 2011. The loan from us bears interest at a fixed rate of 10.0% per annum and matures on May 31, 2014.

On October 25, 2011, an unconsolidated joint venture in which we have a 60% interest completed the sale of Two Grand Central Tower located in New York City for approximately $401.0 million, including the assumption by the buyer of approximately $176.6 million of mortgage indebtedness. Net cash proceeds totaled approximately $210.0 million, of which our share was approximately $126.0 million, after the payment of transaction costs of approximately $14.4 million. Two Grand Central Tower is an approximately 650,000 net rentable square foot Class A office tower. The unconsolidated joint venture’s carrying value of the net assets of the property aggregated approximately $427.1 million. As a result, pursuant to the provisions of ASC 360 “Property, Plant and Equipment” (“ASC 360”) (formerly known as SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets”), the unconsolidated joint venture recognized a non-cash impairment loss and loss on sale of real estate aggregating approximately $40.5 million during the year ended December 31, 2011, which is equal to the difference between (1) the sale price less cost to sell and (2) the carrying value of the net assets of the property. Separately, in 2008 we had recognized an impairment loss on our investment in the unconsolidated joint venture totaling approximately $74.3 million under the provisions of ASC 323 “Investments-Equity Method and Joint Ventures” (“ASC 323”) (formerly known as Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (“APB No. 18”)). As a result, we recognized a gain on sale of real estate totaling approximately $46.2 million, which is included within income from unconsolidated joint ventures on our Consolidated Statements of Operations.

Stock Option and Incentive Plan

On January 20, 2011, the Compensation Committee of the Boston Properties, Inc.’s Board of Directors approved outperformance awards under Boston Properties, Inc.’s 1997 Plan to certain officers of Boston Properties, Inc. These awards (the “2011 OPP Awards”) are part of a broad-based, long-term incentive compensation program designed to provide Boston Properties, Inc.’s management team with the potential to earn equity awards subject to Boston Properties, Inc. “outperforming” and creating shareholder value in a pay-for-performance structure. 2011 OPP Awards utilize total return to shareholders (“TRS”) over a three-year measurement period as the performance metric and include two years of time-based vesting after the end of the performance measurement period (subject to acceleration in certain events) as a retention tool. Recipients of 2011 OPP Awards will share in an outperformance pool if Boston Properties, Inc.’s TRS, including both share appreciation and dividends, exceeds absolute and relative hurdles over a three-year measurement period from February 1, 2011 to January 31, 2014, based on the average closing price of a share of Boston Properties, Inc.’s common stock of $93.38 for the five trading days prior to and including February 1, 2011. The aggregate reward that recipients of all 2011 OPP Awards can earn, as measured by the outperformance pool, is subject to a maximum cap of $40.0 million. As of the grant date, the 2011 OPP Awards had an aggregate value of approximately $7.8 million, which amount is being amortized into earnings over the five-year plan period under the graded vesting method. See Note 17 to the Consolidated Financial Statements.

On February 5, 2011, the measurement period for the 2008 OPP Awards expired and Boston Properties, Inc.’s TRS performance was not sufficient for employees to earn and therefore become eligible to vest in any of the 2008 OPP Awards. Accordingly, all 2008 OPP Awards were automatically forfeited and we repaid employees an amount equal to $0.25 (which is equal to what they paid upon acceptance of the award) multiplied by the number of 2008 OPP Awards previously received. We recorded a charge of $4.3 million related to the acceleration of the remaining unrecognized compensation expense during year ended December 31, 2011.

Business and Growth Strategies

Business Strategy

Our primary business objective is to maximize return on investment so as to provide our investors with the greatest possible total return. Our strategy to achieve this objective is:

•

to concentrate on a few carefully selected geographic markets, including Boston, New York, Princeton, San Francisco and Washington, DC, and to be one of the leading, if not the leading, owners and developers in each of those markets. We select markets and submarkets with a diverse economic base and a deep pool of prospective tenants in various industries and where tenants have demonstrated a preference for high-quality office buildings and other facilities;

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

•

to opportunistically acquire assets which increase our penetration in the markets in which we have chosen to concentrate, as well as potential new markets, which exhibit an opportunity to improve or preserve returns through repositioning (through a combination of capital improvements and shift in marketing strategy), changes in management focus and re-leasing as existing leases terminate;

•

to explore joint venture opportunities primarily with existing property owners located in desirable locations, who seek to benefit from the depth of development and management expertise we are able to provide and our access to capital, and/or to explore joint venture opportunities with strategic institutional partners, leveraging our skills as owners, operators and developers of Class A office space and mixed-use complexes;

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

Growth Strategies

External Growth

We believe that our development experience and our organizational depth position us to continue to selectively develop a range of property types, including low-rise suburban office properties, high-rise urban developments, mixed-use developments (including residential) and research and laboratory space, within budget and on schedule. We believe we are also well positioned to achieve external growth through acquisitions. Other factors that contribute to our competitive position include:

•

our control of sites (including sites under contract or option to acquire) in our markets that could support approximately 11.4 million additional square feet of new office, retail, hotel and residential development;

•	our reputation gained through 42 years of successful operations and the stability and strength of our existing portfolio of properties;

•	our relationships with leading national corporations, universities and public institutions seeking new facilities and development services;

•	our relationships with nationally recognized financial institutions that provide capital to the real estate industry;

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

Opportunities to execute our external growth strategy fall into three categories:

•

Development in selected submarkets. We believe the additional development of well-positioned office buildings and mixed use complexes could be justified in many of our submarkets. We believe in acquiring land after taking into consideration timing factors relating to economic cycles and in response to market conditions that allow for its development at the appropriate time. While we purposely concentrate in markets with high barriers-to-entry, we have demonstrated throughout our 42-year history, an ability to make carefully timed land acquisitions in submarkets where we can become one of the market leaders in establishing rent and other business terms. We believe that there are opportunities at key locations in our existing and other markets for a well-capitalized developer to acquire land with development potential.

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

•

Acquisition of assets and portfolios of assets from institutions or individuals. We believe that due to our size, management strength and reputation, we are well positioned to acquire portfolios of assets or individual properties from institutions or individuals if valuations meet our criteria. In addition, we believe that our market knowledge, relatively low leverage and our liquidity and access to capital may provide us with a competitive advantage when pursuing acquisitions. There may be enhanced opportunities to purchase assets with near-term financing maturities or possibly provide debt on assets at enhanced yields given the limited availability of traditional sources of debt. Opportunities to acquire properties may also come through the purchase of first mortgage or mezzanine debt. We may also acquire properties for cash, but we are also particularly well-positioned to appeal to sellers wishing to contribute on a tax-deferred basis their ownership of property for equity in a diversified real estate operating company that offers liquidity through access to the public equity markets in addition to a quarterly distribution. Our ability to offer common and preferred units of limited partnership in BPLP to sellers who would otherwise recognize a taxable gain upon a sale of assets or Boston Properties, Inc.’s common stock may facilitate this type of transaction on a tax-efficient basis. In addition, we may consider mergers with and acquisitions of compatible real estate firms.

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

The average lease term of our in-place leases, including unconsolidated joint ventures, was approximately 6.8 years at December 31, 2011 and we continue to cultivate long-term leasing relationships with a diverse base of high-quality, financially stable tenants. Based on leases in place at December 31, 2011, leases with respect to approximately 6.1% of the total square feet in our portfolio, including unconsolidated joint ventures, will expire in calendar year 2012.

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

We expect to continue to pursue our investment objectives primarily through the ownership of our current properties, development projects and other acquired properties. We currently intend to continue to invest primarily in developments of properties and acquisitions of existing improved properties or properties in need of redevelopment, and acquisitions of land that we believe have development potential, primarily in our existing markets of Boston, New York, Princeton, San Francisco and Washington, DC, but also potentially in new markets. Future investment or development activities will not be limited to a specified percentage of our assets. We intend to engage in such future investment or development activities in a manner that is consistent with the maintenance of Boston Properties, Inc.’s status as a REIT for federal income tax purposes. In addition, we may purchase or lease income-producing commercial and other types of properties for long-term investment, expand and improve the real estate presently owned or other properties purchased, or sell such real estate properties, in whole or in part, when circumstances warrant. We do not have a policy that restricts the amount or percentage of assets that will be invested in any specific property, however, our investments may be restricted by our debt covenants.

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

Securities of or Interests in Entities Primarily Engaged in Real Estate Activities

Subject to the percentage of ownership limitations and gross income and asset tests necessary for Boston Properties, Inc.’s REIT qualification, we also may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.

Dispositions

Our decision to dispose of properties is based upon the periodic review of our portfolio and the determination by the Board of Directors of Boston Properties, Inc. that such action would be in our best interests. Any decision to dispose of a property will be authorized by the Board of Directors of Boston Properties, Inc. or a committee thereof. Some holders of our limited partnership interests, including Mortimer B. Zuckerman, could incur adverse tax consequences upon the sale of certain of our properties that differ from the tax consequences to us and Boston Properties, Inc. Consequently, holders of our limited partnership interests may have different objectives regarding the appropriate pricing and timing of any such sale. Such different tax treatment derives in most cases from the fact that we acquired these properties in exchange for our partnership interests in contribution transactions structured to allow the prior owners to defer taxable gain. Generally this deferral continues so long as we do not dispose of the properties in a taxable transaction. Unless a sale by us of these properties is structured as a like-kind exchange under Section 1031 of the Internal Revenue Code or in a manner that otherwise allows deferral to continue, recognition of the deferred tax gain allocable to these prior owners is generally triggered by a sale. Some of our assets are subject to tax protection agreements, which may limit our ability to dispose of the assets or require us to pay damages to the prior owners in the event of a taxable sale.

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

Sustainability

As one of the largest owners and developers of office properties in the United States, we actively work to promote our growth and operations in a sustainable and responsible manner across our five regions. We focus our sustainability initiatives on the design and construction of our new developments, the operation of our existing buildings and our internal corporate practices. Our sustainability initiatives are centered on energy efficiency, waste reduction and water preservation, as well as making a positive impact on the communities in which we conduct business. Through these efforts we demonstrate that operating and developing commercial real estate can be conducted with a conscious regard for the environment while mutually benefiting our tenants, investors, employees and the communities in which we operate. In November 2010, Boston Properties, Inc. launched a new page on its website to increase the transparency of our sustainability program, which we periodically update with current or additional information. You may access our sustainability report on our website at http:// www.bostonproperties.com under the heading “Sustainability.”

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

In addition, although not part of our core strategy, we are currently developing one residential property and operate two residential properties that are incidental to our office properties and may in the future decide to acquire or develop additional residential properties. As an owner and operator of apartments, we will also face competition for prospective residents from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. We will also compete against condominiums and single-family homes that are for sale or rent. Because we have limited experience with residential properties, we expect to retain third parties to manage our residential properties.

Our Hotel Property

We operate our hotel property through a taxable REIT subsidiary. The taxable REIT subsidiary, a wholly-owned subsidiary of BPLP, is the lessee pursuant to a lease for the hotel property. As lessor, we are entitled to a percentage of gross receipts from the hotel property. The hotel lease allows all the economic benefits of ownership to flow to us. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of the existing management agreements. Marriott has been engaged under a separate long-term incentive management agreement to operate and manage the hotel on behalf of the taxable REIT subsidiary. In connection with these arrangements, Marriott has agreed to operate and maintain our hotel in accordance with its system-wide standard for comparable hotels and to provide the hotel with the benefits of its central reservation system and other chain-wide programs and services. Under a management agreement for the hotel, Marriott acts as the taxable REIT subsidiary’s agent to supervise, direct and control the management and operation of the hotel and receives as compensation base management fees that are calculated as a percentage of the hotel’s gross revenues, and supplemental incentive fees if the hotel exceeds negotiated profitability breakpoints. In addition, the taxable REIT subsidiary compensates Marriott, on the basis of a formula applied to the hotel’s gross revenues, for certain system-wide services provided by Marriott, including central reservations, marketing and training. During 2011, 2010 and 2009, Marriott received an aggregate of approximately $2.5 million, $2.2 million and $1.5 million, respectively, from our taxable REIT subsidiary.

Seasonality

Our hotel property traditionally has experienced significant seasonality in its operating income, with the percentage of net operating income by quarter over the year ended December 31, 2011 shown below.

First Quarter	Second Quarter	Third Quarter	Fourth Quarter
3%	31%	24%	42%

Corporate Governance

Our sole general partner, Boston Properties, Inc., is currently governed by a ten member Board of Directors. The current members of the Board of Directors of Boston Properties, Inc. are Mortimer B. Zuckerman, Lawrence S. Bacow, Zoë Baird Budinger, Carol B. Einiger, Dr. Jacob A. Frenkel, Douglas T. Linde, Matthew J. Lustig, Alan J. Patricof, Martin Turchin and David A. Twardock.

At the 2010 annual meeting of stockholders of Boston Properties, Inc., the stockholders approved an amendment to the Amended and Restated Certificate of Incorporation of Boston Properties, Inc. that will, among other things, destagger the Board of Directors and provide for the annual election of directors. As a result, commencing with the class of directors that stood for election at the 2011 annual meeting of stockholders of Boston Properties, Inc., the directors whose terms expire will stand for election for one-year terms expiring at the next succeeding annual meeting of stockholders. Directors elected prior to the 2011 annual meeting of stockholders of Boston Properties, Inc. will continue to serve their full three-year terms.

On January 20, 2011, Matthew J. Lustig was appointed as a director to serve until the 2012 annual meeting of the stockholders of Boston Properties, Inc.

The Board of Directors of Boston Properties, Inc. has Audit, Compensation and Nominating and Corporate Governance Committees. The membership of each of these committees is described below.

Name of Director	Audit		Compensation		Nominating and Corporate Governance
Lawrence S. Bacow	X		X
Zoë Baird Budinger					X	*
Carol B. Einiger	X
Dr. Jacob A. Frenkel			X
Alan J. Patricof	X	*			X
David A. Twardock			X	*	X

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

Set forth below are the risks that we believe are material to our investors. We refer to our common, preferred and LTIP Units together as our “securities,” and the investors who own our securities as “securityholders.” This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 48.

Our performance and value are subject to risks associated with our real estate assets and with the real estate industry.

Our economic performance and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our securityholders will be adversely affected. The following factors, among others, may adversely affect the income generated by our properties:

•	downturns in the national, regional and local economic conditions (particularly increases in unemployment);

•	competition from other office, hotel, commercial and residential buildings;

•	local real estate market conditions, such as oversupply or reduction in demand for office, hotel, commercial or residential space;

•	changes in interest rates and availability of financing;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	increased operating costs, including insurance expense, utilities, real estate taxes, state and local taxes and heightened security costs;

•	civil disturbances, earthquakes and other natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses;

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

We are dependent upon the economic climates of our markets—Boston, New York, Princeton, San Francisco and Washington, DC.

Substantially all of our revenue is derived from properties located in five markets: Boston, New York, Princeton, San Francisco and Washington, DC. A downturn in the economies of these markets, or the impact that a downturn in the overall national economy may have upon these economies, could result in reduced demand for office space. Because our portfolio consists primarily of office buildings (as compared to a more diversified real estate portfolio), a decrease in demand for office space in turn could adversely affect our results of operations. Additionally, there are submarkets within our markets that are dependent upon a limited number of industries. For example, in our Washington, DC market we focus on leasing office properties to governmental agencies and contractors, as well as legal firms. In our New York market we have historically leased properties to financial, legal and other professional firms. A significant downturn in one or more of these sectors could adversely affect our results of operations.

In addition, a significant economic downturn over a period of time could result in an event or change in circumstances that results in an impairment in the value of our properties or our investments in unconsolidated joint ventures. An impairment loss is recognized if the carrying amount of the asset (1) is not recoverable over its expected holding period and (2) exceeds its fair value. There can be no assurance that we will not take charges in the future related to the impairment of our assets or investments. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.

Our investment in property development may be more costly than anticipated.

We intend to continue to develop and substantially renovate office and residential properties. Our current and future development and construction activities may be exposed to the following risks:

•	we may be unable to proceed with the development of properties because we cannot obtain financing on favorable terms or at all;

•

we may incur construction costs for a development project that exceed our original estimates due to increases in interest rates and increased materials, labor, leasing or other costs, which could make completion of the project less profitable because market rents may not increase sufficiently to compensate for the increase in construction costs;

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

We operate, are currently developing, and may in the future develop, properties either alone or through joint ventures with other persons that are known as “mixed-use” developments. This means that in addition to the development of office space, the project may also include space for residential, retail or other commercial purposes. We have limited experience in developing and managing non-office and non-retail real estate. As a result, if a development project includes a non-office or non-retail use, we may seek to develop that component ourselves, sell the rights to that component to a third-party developer with experience in that use or we may seek to partner with such a developer. If we do not sell the rights or partner with such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, but also to specific risks associated with the development and ownership of non-office and non-retail real estate. In addition, even if we sell the rights to develop the other component or elect to participate in the development through a joint venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations necessitating that we complete the other component ourselves (including providing any necessary financing). In the case of residential properties, these risks include competition for prospective residents from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. We will also compete against condominiums and single-family homes that are for sale or rent. Because we have limited experience with residential properties, we expect to retain third parties to manage our residential properties. If we decide to not sell or participate in a joint venture and instead hire a third party manager, we would be dependent on them and their key personnel who provide services to us and we may not find a suitable replacement if the management agreement is terminated, or if key personnel leave or otherwise become unavailable to us.

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

Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole, by the local economic conditions in the markets in which our properties are located, including the continuing impact of high unemployment, and by international economic conditions. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, financial condition and ability to pay distributions as a result of the following, among other potential consequences:

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

As of February 21, 2012, we had no indebtedness, excluding our unconsolidated joint ventures, that bear interest at variable rates, but we may incur such indebtedness in the future. If interest rates increase, then so would the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our securityholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815 “Derivatives and Hedging” (formerly known as SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended”). In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

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

On February 21, 2012, our total consolidated debt was approximately $8.1 billion (i.e., excluding unconsolidated joint venture debt). Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $25.5 billion at February 21, 2012. Total consolidated market capitalization was calculated using Boston Properties, Inc.’s closing stock price of $103.34 per common share and the following: (1) 164,841,347 outstanding common units of limited partnership (including 148,280,022 common units held by Boston Properties, Inc.), (2) an aggregate of 1,352,688 common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest, (3) an aggregate of 1,724,105 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and (4) our consolidated debt totaling approximately $8.1 billion. The calculation of total consolidated market capitalization does not include 400,000 2011 OPP Units and 400,000 2012 OPP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. Our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, at February 21, 2012 represented approximately 31.83% of our total consolidated market capitalization. This percentage will fluctuate with changes in the value of our common units and therefore with changes in the value of Boston Properties, Inc.’s common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the consolidated debt to total consolidated market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

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

•

acquired properties may be located in new markets, either within or outside the United States, where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures;

•	we may acquire real estate through the acquisition of the ownership entity subjecting us to the risks of that entity; and

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

Any future international activities will be subject to special risks and we may not be able to effectively manage our international business.

We have underwritten, and in the future may acquire, properties, portfolios of properties or interests in real-estate related entities on a strategic or selective basis in international markets, such as London, that are new to us. If we acquire properties or platforms located in these markets, we will face risks associated with a lack of market knowledge and understanding of the local economy, forging new business relationships in the area and unfamiliarity with local laws and government and permitting procedures. In addition, our international operations will be subject to the usual risks of doing business abroad such as possible revisions in tax treaties or other laws and regulations, including those governing the taxation of our international income, restrictions on the transfer of funds and uncertainty over terrorist activities. We cannot predict the likelihood that any of these developments may occur. Further, we may in the future enter into agreements with non-U.S. entities that are governed by the laws of, and are subject to dispute resolution in the courts of, another country or region. We cannot accurately predict whether such a forum would provide us with an effective and efficient means of resolving disputes that may arise.

Investments in international markets may also subject us to risks associated with funding increasing headcount, integrating new offices, and establishing effective controls and procedures to regulate the operations of new offices and to monitor compliance with U.S. laws and regulations such as the Foreign Corrupt Practices Act and similar foreign laws and regulations.

We may be subject to risks from potential fluctuations in exchange rates between the U.S. dollar and the currencies of the other countries in which we invest.

If we invest in countries where the U.S. dollar is not the national currency, we will be subject to international currency risks from the potential fluctuations in exchange rates between the U.S. dollar and the currencies of those other countries. A significant depreciation in the value of the currency of one or more countries where we have a significant investment may materially affect our results of operations. We may attempt to mitigate any such effects by borrowing in the currency of the country in which we are investing and, under certain circumstances, by hedging exchange rate fluctuations; however, access to capital may be more restricted, or unavailable on favorable terms or at all, in certain locations. For leases denominated in international currencies, we may use derivative financial instruments to manage the international currency exchange risk. We cannot assure you, however, that our efforts will successfully neutralize all international currency risks.

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

In appropriate circumstances, we intend to develop and acquire properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. We currently have twelve joint ventures that are not consolidated with our financial statements. Our share of the aggregate revenue of these joint ventures represented approximately 15.7% of our total revenue (the sum of our total consolidated revenue and our share of such joint venture revenue) for the year ended December 31, 2011. Our participation in joint ventures is subject to the risks that:

•	we could become engaged in a dispute with any of our joint venture partners that might affect our ability to develop or operate a property;

•	our joint ventures are subject to debt and in the current credit markets the refinancing of such debt may require equity capital calls;

•	our joint venture partners may default on their obligations necessitating that we fulfill their obligation ourselves;

•	our joint venture partners may have different objectives than we have regarding the appropriate timing and terms of any sale or refinancing of properties;

•	our joint venture partners may have competing interests in our markets that could create conflict of interest issues and.

•	our joint ventures may be unable to repay any amounts that we may loan to it.

Our properties face significant competition.

We face significant competition from developers, owners and operators of office and residential properties and other commercial real estate, including sublease space available from our tenants. Substantially all of our properties face competition from similar properties in the same market. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower rates than the space in our properties.

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

In order to enable our sole general partner, Boston Properties, Inc. to maintain its REIT status, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings. To qualify as a REIT, Boston Properties, Inc. generally must distribute to its stockholders at least 90% of its net taxable income each year, excluding capital gains. In addition, Boston Properties, Inc. will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by us in any calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income and 100% of our undistributed income from prior years. Boston Properties, Inc. may need short-term debt or long-term debt or proceeds from asset sales, creation of joint ventures or sales of common stock to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. The inability of our cash flows to cover these distribution requirements could have an adverse impact on our ability to raise short—and long-term debt or sell equity securities in order to fund distributions required to maintain Boston Properties, Inc.’s REIT status.

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

The Executive Vice President, the Chief Financial Officer and five Regional Managers of Boston Properties, Inc. also have strong reputations. Their reputations aid us in identifying opportunities, having opportunities brought to us, and negotiating with tenants and build-to-suit prospects. While we believe that we could find replacements for these key personnel, the loss of their services could materially and adversely affect our operations because of diminished relationships with lenders, prospective tenants and industry personnel.

Conflicts of interest exist with holders of our limited partnership interests.

Sales of properties and repayment of related indebtedness will have different effects on certain of our securityholders.

Some holders of our limited partnership interests, including Mr. Zuckerman, could incur adverse tax consequences upon the sale of certain of our properties and on the repayment of related debt which differ from the tax consequences to us. Consequently, such holders of our limited partnership interests may have different objectives regarding the appropriate pricing and timing of any such sale or repayment of debt. While Boston Properties, Inc. has exclusive authority under our limited partnership agreement to determine when to refinance or repay debt or whether, when, and on what terms to sell a property, subject, in the case of certain properties, to the contractual commitments described below, any such decision would require the approval of the Board of Directors of Boston Properties, Inc. While the Board of Directors of Boston Properties, Inc. has a policy with respect to these matters, as directors and executive officers of Boston Properties, Inc., Messrs. Zuckerman and D. Linde could exercise their influence in a manner inconsistent with the interests of some of Boston Properties, Inc.’s stockholders or our securityholders, including in a manner which could prevent completion of a sale of a property or the repayment of indebtedness.

Agreement not to sell some properties.

We have entered into agreements with respect to some properties that we have acquired in exchange for partnership interests in BPLP. Pursuant to those agreements, we have agreed not to sell or otherwise transfer some of our properties, prior to specified dates, in any transaction that would trigger taxable income and we are responsible for the reimbursement of certain tax-related costs to the prior owners if the subject properties are sold in a taxable sale. In general, our obligations to the prior owners are limited in time and only apply to actual damages suffered. As of December 31, 2011 there were a total of six properties subject to these restrictions. In the aggregate, all properties subject to the restrictions accounted for approximately 18% of our total revenue (the sum of our total consolidated revenue and our share of joint venture revenue) for the year ended December 31, 2011.

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

We carry insurance coverage on our properties of types and in amounts and with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”). Currently, the per occurrence limits of our portfolio property insurance program are $1.0 billion, including coverage for acts of terrorism certified under TRIA other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). We also carry $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of Terrorism Coverage in our property insurance program which is provided by IXP, LLC (“IXP”) as a direct insurer. We currently insure certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), in a separate stand alone insurance program. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage, with $1.375 billion of Terrorism Coverage in excess of $250 million being provided by NYXP, LLC, (“NYXP”) as a direct insurer. We also currently carry nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under TRIA (“NBCR Coverage”), which is provided by IXP, as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding the properties owned by our Value-Added Fund and certain other properties owned in joint ventures with third parties or which we manage. The per occurrence limit for NBCR Coverage is $1 billion. Under TRIA, after the payment of the required deductible and coinsurance, the additional Terrorism Coverage provided by IXP for 601 Lexington Avenue, the NBCR Coverage provided by IXP and the Terrorism Coverage provided by NYXP are backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” The program trigger is $100 million and the coinsurance is 15%. Under TRIPRA, if the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. We may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in our portfolio or for any other reason. We intend to continue to monitor the scope, nature and cost of available terrorism insurance and maintain terrorism insurance in amounts and on terms that are commercially reasonable.

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

We have significant investments in large metropolitan markets that have been or may be in the future the targets of actual or threatened terrorism attacks, including Boston, New York, San Francisco and Washington, DC. As a result, some tenants in these markets may choose to relocate their businesses to other markets or to lower-profile office buildings within these markets that may be perceived to be less likely targets of future terrorist activity. This could result in an overall decrease in the demand for office space in these markets generally or in our properties in particular, which could increase vacancies in our properties or necessitate that we lease our properties on less favorable terms or both. In addition, future terrorist attacks in these markets could directly or indirectly damage our properties, both physically and financially, or cause losses that materially exceed our insurance coverage. As a result of the foregoing, our ability to generate revenues and the value of our properties could decline materially. See also “—Some potential losses are not covered by insurance.”

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

We cannot predict with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. For example, many of our properties are located along the East and West coasts, particularly those in the Central Business Districts of Boston, New York, and San Francisco. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal at our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

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

We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.

We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems), and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

A security breach or other significant disruption involving our IT networks and related systems could:

•	disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants;

•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;

•	result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•

result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	damage our reputation among our tenants and investors generally.

Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Because Boston Properties, Inc. is organized and qualifies as a REIT, it is generally not subject to federal income taxes, but are subject to certain state and local taxes. In the normal course of business, certain entities through which we own real estate either have undergone, or are currently undergoing, tax audits. Although we believe that we have substantial arguments in favor of our positions in the ongoing audits, in some instances there is no controlling precedent or interpretive guidance on the specific point at issue. Collectively, tax deficiency notices received to date from the jurisdictions conducting the ongoing audits have not been material. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.

Changes in accounting pronouncements could adversely affect our operating results, in addition to the reported financial performance of our tenants.

Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Uncertainties posed by various initiatives of accounting standard-setting by the Financial Accounting Standards Board and the Securities and Exchange Commission, which create and interpret applicable accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. Proposed changes include, but are not limited to, changes in lease accounting and the adoption of accounting standards likely to require the increased use of “fair-value” measures.

These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in potentially material restatements of prior period financial statements. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations or could affect our tenants’ preferences regarding leasing real estate.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

At December 31, 2011, we owned or had interests in 153 properties, totaling approximately 42.2 million net rentable square feet, including seven properties under construction totaling approximately 2.6 million net rentable square feet. In addition, we had structured parking for approximately 44,528 vehicles containing approximately 15.1 million square feet. Our properties consisted of (1) 146 office properties, including 128 Class A office buildings, including six properties under construction, and 18 properties that support both office and technical uses, (2) three retail properties, (3) one hotel and (4) three residential properties (one of which is under construction). In addition, we own or control 510.5 acres of land for future development. The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at December 31, 2011. Information relating to properties owned by the Value-Added Fund is not included in our portfolio information tables or any other portfolio level statistics because the Value-Added Fund invests in assets within our existing markets that have deficiencies in property characteristics which provide an opportunity to create value through repositioning, refurbishment or renovation. We therefore believe including such information in our portfolio tables and statistics would render the portfolio information less useful to investors. Information relating to the Value-Added Fund is set forth separately below.

Properties	Location	% Leased as of December 31, 2011	Number of Buildings	Net Rentable Square Feet
Class A Office
General Motors Building (60% ownership)	New York, NY	96.7%	1	1,808,413
John Hancock Tower	Boston, MA	97.6%	1	1,723,276
399 Park Avenue	New York, NY	98.8%	1	1,707,476
601 Lexington Avenue	New York, NY	98.0%	1	1,630,318
Times Square Tower	New York, NY	98.5%	1	1,245,818
800 Boylston Street—The Prudential Center	Boston, MA	98.5%	1	1,234,428
599 Lexington Avenue	New York, NY	96.5%	1	1,045,128
Bay Colony Corporate Center	Waltham, MA	62.7%	4	985,334
Embarcadero Center Four	San Francisco, CA	80.4%	1	936,721
111 Huntington Avenue—The Prudential Center	Boston, MA	61.6%	1	859,433
Embarcadero Center One	San Francisco, CA	93.1%	1	833,723
Atlantic Wharf Office	Boston, MA	78.5%	1	797,873
Embarcadero Center Two	San Francisco, CA	98.8%	1	779,768
Embarcadero Center Three	San Francisco, CA	97.9%	1	775,086
South of Market	Reston, VA	100.0%	3	647,670
Capital Gallery	Washington, DC	96.0%	1	627,336
Metropolitan Square (51% ownership)	Washington, DC	99.8%	1	588,917
125 West 55th Street (60% ownership)	New York, NY	100.0%	1	583,617
3200 Zanker Road	San Jose, CA	52.0%	4	543,900
901 New York Avenue (25% ownership)	Washington, DC	99.8%	1	539,229
Reservoir Place	Waltham, MA	80.2%	1	526,080
601 and 651 Gateway	South San Francisco, CA	93.7%	2	506,224
101 Huntington Avenue—The Prudential Center	Boston, MA	100.0%	1	505,939
2200 Pennsylvania Avenue	Washington, DC	93.9%	1	458,831
One Freedom Square	Reston, VA	97.8%	1	424,016
Two Freedom Square	Reston, VA	96.7%	1	421,142

Properties	Location	% Leased as of December 31, 2011	Number of Buildings	Net Rentable Square Feet
One Tower Center	East Brunswick, NJ	47.2%	1	414,648
Market Square North (50% ownership)	Washington, DC	83.1%	1	408,965
140 Kendrick Street	Needham, MA	100.0%	3	380,987
One and Two Discovery Square	Reston, VA	100.0%	2	366,990
Weston Corporate Center	Weston, MA	100.0%	1	356,995
505 9th Street, NW (50% ownership)	Washington, DC	100.0%	1	321,943
One Reston Overlook	Reston, VA	99.1%	1	320,670
1333 New Hampshire Avenue	Washington, DC	98.5%	1	315,371
Waltham Weston Corporate Center	Waltham, MA	84.3%	1	306,687
230 CityPoint	Waltham, MA	99.1%	1	301,373
Wisconsin Place Office	Chevy Chase, MD	96.5%	1	299,186
540 Madison Avenue (60% ownership)	New York, NY	94.2%	1	289,295
Quorum Office Park	Chelmsford, MA	82.5%	2	267,527
Reston Corporate Center	Reston, VA	100.0%	2	261,046
New Dominion Technology Park—Building Two	Herndon, VA	100.0%	1	257,400
611 Gateway	South San Francisco, CA	100.0%	1	256,302
200 West Street	Waltham, MA	78.7%	1	256,245
12300 Sunrise Valley(1)	Reston, VA	100.0%	1	255,244
1330 Connecticut Avenue	Washington, DC	100.0%	1	252,136
500 E Street, SW	Washington, DC	100.0%	1	248,336
Five Cambridge Center	Cambridge, MA	100.0%	1	240,480
Democracy Tower	Reston, VA	100.0%	1	235,436
New Dominion Technology Park—Building One	Herndon, VA	100.0%	1	235,201
510 Carnegie Center	Princeton, NJ	100.0%	1	234,160
One Cambridge Center	Cambridge, MA	86.1%	1	215,573
601 Massachusetts Avenue (formerly 635 Massachusetts Avenue)(1)	Washington, DC	100.0%	1	211,000
77 CityPoint	Waltham, MA	100.0%	1	209,707
Sumner Square	Washington, DC	96.7%	1	208,892
Four Cambridge Center	Cambridge, MA	57.5%	1	199,131
University Place	Cambridge, MA	100.0%	1	195,282
North First Business Park(1)	San Jose, CA	75.8%	5	190,636
1301 New York Avenue	Washington, DC	100.0%	1	188,357
One Preserve Parkway	Rockville, MD	83.9%	1	183,734
12290 Sunrise Valley	Reston, VA	100.0%	1	182,424
2600 Tower Oaks Boulevard	Rockville, MD	66.5%	1	178,865
Eight Cambridge Center	Cambridge, MA	100.0%	1	177,226
Lexington Office Park	Lexington, MA	77.0%	2	166,745
210 Carnegie Center	Princeton, NJ	94.4%	1	162,372
206 Carnegie Center	Princeton, NJ	100.0%	1	161,763
191 Spring Street	Lexington, MA	100.0%	1	158,900
303 Almaden	San Jose, CA	91.5%	1	158,499
Kingstowne Two	Alexandria, VA	98.2%	1	156,251
Ten Cambridge Center	Cambridge, MA	100.0%	1	152,664
10 & 20 Burlington Mall Road	Burlington, MA	83.9%	2	152,097
Kingstowne One	Alexandria, VA	83.5%	1	151,195

Properties	Location	% Leased as of December 31, 2011	Number of Buildings	Net Rentable Square Feet
214 Carnegie Center	Princeton, NJ	62.5%	1	150,774
212 Carnegie Center	Princeton, NJ	63.4%	1	150,395
506 Carnegie Center	Princeton, NJ	74.8%	1	145,213
2440 West El Camino Real	Mountain View, CA	100.0%	1	140,042
Two Reston Overlook	Reston, VA	100.0%	1	134,615
202 Carnegie Center	Princeton, NJ	92.7%	1	130,582
508 Carnegie Center	Princeton, NJ	20.3%	1	128,662
101 Carnegie Center	Princeton, NJ	87.7%	1	123,659
Montvale Center(2)	Gaithersburg, MD	79.4%	1	123,392
504 Carnegie Center	Princeton, NJ	100.0%	1	121,990
91 Hartwell Avenue	Lexington, MA	60.4%	1	121,425
40 Shattuck Road	Andover, MA	82.4%	1	121,216
701 Carnegie Center	Princeton, NJ	100.0%	1	120,000
502 Carnegie Center	Princeton NJ	81.7%	1	118,120
Annapolis Junction (50% ownership)	Annapolis, MD	100.0%	1	117,599
Three Cambridge Center	Cambridge, MA	100.0%	1	109,358
201 Spring Street	Lexington, MA	100.0%	1	106,300
104 Carnegie Center	Princeton, NJ	85.4%	1	102,830
Bedford Business Park	Bedford, MA	100.0%	1	92,207
33 Hayden Avenue	Lexington, MA	43.7%	1	80,128
Eleven Cambridge Center	Cambridge, MA	86.3%	1	79,616
Reservoir Place North	Waltham, MA	100.0%	1	73,258
105 Carnegie Center	Princeton, NJ	55.4%	1	69,955
32 Hartwell Avenue	Lexington, MA	100.0%	1	69,154
Waltham Office Center(1)	Waltham, MA	20.0%	1	67,005
302 Carnegie Center	Princeton, NJ	65.1%	1	64,926
195 West Street	Waltham, MA	100.0%	1	63,500
100 Hayden Avenue	Lexington, MA	100.0%	1	55,924
181 Spring Street	Lexington, MA	100.0%	1	55,792
211 Carnegie Center	Princeton, NJ	100.0%	1	47,025
92 Hayden Avenue	Lexington, MA	100.0%	1	31,100
201 Carnegie Center	Princeton, NJ	100.0%	—	6,500

Subtotal for Class A Office Properties		91.1%	122	36,701,894

Retail
Shops at The Prudential Center	Boston, MA	99.2%	1	504,089
Kingstowne Retail	Alexandria, VA	100.0%	1	88,288
Shaws Supermarket at The Prudential Center	Boston, MA	100.0%	1	57,235

Subtotal for Retail Properties		99.4%	3	649,612

Office/Technical Properties
Bedford Business Park	Bedford, MA	87.3%	2	377,884
Seven Cambridge Center	Cambridge, MA	100.0%	1	231,028
7601 Boston Boulevard	Springfield, VA	100.0%	1	103,750
7435 Boston Boulevard	Springfield, VA	100.0%	1	103,557
8000 Grainger Court	Springfield, VA	100.0%	1	88,775
7500 Boston Boulevard	Springfield, VA	100.0%	1	79,971
7501 Boston Boulevard	Springfield, VA	100.0%	1	75,756
Fourteen Cambridge Center	Cambridge, MA	100.0%	1	67,362

Properties	Location	% Leased as of December 31, 2011		Number of Buildings	Net Rentable Square Feet
164 Lexington Road	Billerica, MA	0.0%		1	64,140
7450 Boston Boulevard	Springfield, VA	100.0%		1	62,402
7374 Boston Boulevard	Springfield, VA	100.0%		1	57,321
8000 Corporate Court	Springfield, VA	100.0%		1	52,539
7451 Boston Boulevard	Springfield, VA	100.0%		1	47,001
7300 Boston Boulevard	Springfield, VA	100.0%		1	32,000
17 Hartwell Avenue	Lexington, MA	100.0%		1	30,000
7375 Boston Boulevard	Springfield, VA	100.0%		1	26,865
6601 Springfield Center Drive(1)	Springfield, VA	100.0%		1	26,388

Subtotal for Office/Technical Properties		92.6%		18	1,526,739

Residential Properties
Residences on The Avenue	Washington, DC	75.5	%(3)	1	323,295	(4)
The Lofts at Atlantic Wharf	Boston, MA	80.2	%(3)	1	86,584	(5)

Subtotal for Residential Properties		76.5%		2	409,879

Hotel Property
Cambridge Center Marriott	Cambridge, MA	78.2	%(6)	1	332,455	(7)

Subtotal for Hotel Property		78.2%		1	332,455

Subtotal for In-Service Properties		91.3%		146	39,620,579

Structured Parking					15,072,280

Properties Under Construction(8)
Office:
510 Madison Avenue	New York, NY	45%		1	347,000
Annapolis Junction Lot 6 (50% ownership)	Annapolis, MD	0%		1	120,000
12310 Sunrise Valley	Reston, VA	100%		1	267,531
500 North Capitol (30% ownership)	Washington, DC	74%		1	232,000
Seventeen Cambridge Center	Cambridge, MA	100%		1	190,329
250 West 55th Street	New York, NY	19%		1	989,000
Residential:
Reston Town Center Residential	Reston, VA	N/A		1	420,000

Subtotal for Properties Under Construction		45%		7	2,565,860

Total Portfolio				153	57,258,719

(1)	Property held for redevelopment as of December 31, 2011.
(2)	See Note 20 to the Consolidated Financial Statements.
(3)	Represents the Physical Occupancy as of December 31, 2011. Physical Occupancy is defined as the number of occupied units divided by the total number of units, expressed as a percentage. Note that these amounts are not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2011.
(4)	Includes 49,528 square feet of retail space which is 100% leased as of December 31, 2011. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2011.

(5)	Includes 8,994 square feet of retail space which is 61% leased as of December 31, 2011. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2011.
(6)	Represents the weighted-average room occupancy for the year ended December 31, 2011. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2011.
(7)	Includes 2,055 square feet of retail space which is 100% leased as of December 31, 2011. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2011.
(8)	Represents percentage leased as of February 21, 2012 and excludes residential space.

The following table shows information relating to properties owned through the Value-Added Fund at December 31, 2011:

Property	Location	% Leased as of December 31, 2011	Number of Buildings	Net Rentable Square Feet
Mountain View Research Park	Mountain View, CA	73.9%	16	600,449
Mountain View Technology Park	Mountain View, CA	90.7%	7	135,279
300 Billerica Road	Chelmsford, MA	100.0%	1	110,882

Total Value-Added Fund		80.0%	24	846,610

Percentage Leased and Average Annualized Revenue per Square Foot for In-Service Properties

The following table sets forth our percentage leased and average annualized revenue per square foot on a historical basis for our In-Service Properties.

	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011
Percentage leased	94.9%	94.5%	92.4%	93.2%	91.3%
Average annualized revenue per square foot(1)	$45.57	$51.50	$52.84	$53.21	$53.58

(1)	Represents the monthly contractual base rents and recoveries from tenants under existing leases as of December 31, 2007, 2008, 2009, 2010 and 2011 multiplied by twelve. These annualized amounts are before rent abatements and include expense reimbursements, which may be estimates as of such date. The aggregate amount of rent abatements per square foot under existing leases as of December 31, 2007, 2008, 2009, 2010 and 2011 for the succeeding twelve month period is $0.05, $0.52, $0.96, $1.11 and $1.10, respectively.

Top 20 Tenants by Square Feet

Our 20 largest tenants by square feet as of December 31, 2011 were as follows:

	Tenant	Square Feet		% of In-Service Portfolio
1	U.S. Government	1,913,876	(1)	4.92%
2	Citibank	1,046,768	(2)	2.69%
3	Lockheed Martin	766,065		1.97%
4	Genentech	640,271		1.65%
5	Kirkland & Ellis	639,683	(3)	1.65%
6	Biogen Idec	592,885		1.52%
7	Ropes & Gray	528,931		1.36%
8	O’Melveny & Myers	511,659		1.32%
9	Shearman & Sterling	472,808		1.22%
10	Manufacturers Investment (Manulife)	469,050		1.21%
11	Wellington Management	465,116		1.20%
12	Weil Gotshal Manges	449,871	(4)	1.16%
13	State Street Bank and Trust	408,552		1.05%
14	Microsoft	400,278		1.03%
15	Parametric Technology	380,987		0.98%
16	Finnegan Henderson Farabow	362,405	(5)	0.93%
17	Ann (fka Ann Taylor Corp.)	349,552		0.90%
18	Bingham McCutchen	301,385		0.78%
19	Aramis (Estee Lauder)	295,610	(4)	0.76%
20	Accenture	288,041		0.74%

(1)	Includes 92,620 and 104,874 square feet of space in properties in which we have a 51% and 50% interest, respectively.
(2)	Includes 10,080 and 2,761 square feet of space in properties in which we have a 60% and 51% interest, respectively.
(3)	Includes 248,021 square feet of space in a property in which we have a 51% interest.
(4)	All space is in a property in which we have a 60% interest.
(5)	Includes 292,548 square feet of space in a property in which we have a 25% interest.

Tenant Diversification (Gross Rent)*

Our tenant diversification as of December 31, 2011 was as follows:

Sector	Percentage of Gross Rent
Legal Services	27%
Financial Services	25%
Technical and Scientific Services	11%
Other Professional Services	8%
Manufacturing / Consumer Products	6%
Retail	6%
Government / Public Administration	5%
Other	5%
Real Estate and Insurance	4%
Media / Telecommunications	3%

*	The classification of our tenants is based on the U.S. Government’s North American Industry Classification System (NAICS), which has replaced the Standard Industrial Classification (SIC) system.

Lease Expirations (1)(2)

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups(3)	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups p.s.f.(3)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-Ups4)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-Ups p.s.f.(4)	Percentage of Total Square Feet
2012	2,364,462	$114,568,062	$48.45	$114,751,855	$48.53	6.1%
2013	1,870,857	85,856,066	45.89	86,732,785	46.36	4.8%
2014	3,890,534	156,964,363	40.35	166,248,331	42.73	10.0%
2015	3,353,245	166,859,717	49.76	176,821,129	52.73	8.6%
2016	3,706,764	207,197,933	55.90	210,921,802	56.90	9.5%
2017	3,595,324	228,641,922	63.59	255,343,590	71.02	9.3%
2018	1,066,421	65,513,007	61.43	71,659,286	67.20	2.7%
2019	2,842,009	164,264,706	57.80	179,772,103	63.26	7.3%
2020	3,476,130	195,297,174	56.18	216,049,879	62.15	8.9%
Thereafter	9,084,378	512,277,440	56.39	623,310,649	68.61	23.4%

(1)	Includes 100% of unconsolidated joint venture properties. Does not include properties owned by the Value-Added Fund, residential units and the hotel. In addition, it includes 133,604 square feet of leased premises in properties under development.
(2)	Does not include data for leases expiring in a particular year when leases for the same space have already been signed with replacement tenants with future commencement dates. In those cases, the data is included in the year in which the future lease expires.
(3)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2011 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.
(4)	Represents the monthly contractual base rent under expiring leases with future contractual increases upon expiration and recoveries from tenants under existing leases as of December 31, 2011 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.

Item 3.	Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) There is no established public trading market for the common units. On February 21, 2012, there were approximately 1,523 holders of record and 164,841,347 common units outstanding, 148,280,022 of which were held by Boston Properties, Inc. The following table sets forth the quarterly distributions per common unit for the periods presented.

Quarter Ended	Distributions per common unit
December 31, 2011	$.55
September 30, 2011	.50
June 30, 2011	.50
March 31, 2011	.50
December 31, 2010	.50
September 30, 2010	.50
June 30, 2010	.50
March 31, 2010	.50

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

Each time Boston Properties, Inc. issues shares of stock (other than in exchange for OP Units when such OP Units are presented for redemption), it contributes the proceeds of such issuance to us in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the fourth quarter 2011, in connection with issuance of common stock by Boston Properties, Inc. pursuant to exercises of stock options under the Second Amendment and Restatement of the Boston Properties, Inc. 1997 Stock Option and Incentive Plan, we issued an aggregate of 3,448 common units to Boston Properties, Inc. in exchange for approximately $112,473, the aggregate proceeds to Boston Properties, Inc. of such common stock issuances. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b) None.

(c) None.

Item 6.	Selected Financial Data

The following table sets forth our selected financial and operating data on a historical basis. Certain prior year amounts have been reclassified to conform to the current year presentation. In addition, certain prior year amounts have been revised as a result of the adoption on January 1, 2009 of (1) ASC 470-20 “Debt with Conversion and Other Options” (“ASC 470-20”) (formerly known as FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”)) (See Note 8 of the Consolidated Financial Statements), (2) the guidance included in ASC 810 “Consolidation” (“ASC 810”) (formerly known as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”)) and ASC 480-10-S99 “Distinguishing Liabilities from Equity” (“ASC 480-10-S99”) (formerly known as EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities” (Amended)), (3) the guidance included in ASC 260-10 “Earnings Per Share” (“ASC 260-10”) (formerly known as FSP EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-06-1”)) (See Note 15 of the Consolidated Financial Statements), and which has been revised for the reclassifications related to the disposition of qualifying properties during 2007 which have been reclassified as discontinued operations, for the periods presented, in accordance with the guidance in ASC 360 “Property, Plant and Equipment” (“ASC 360”) (formerly known as SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”)). The following data should be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

Our historical operating results may not be comparable to our future operating results.

	For the year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per unit data)
Statement of Operations Information:
Total revenue	$1,759,526	$1,550,804	$1,518,190	$1,469,442	$1,392,583

Expenses:
Rental operating	593,977	501,694	501,799	488,030	455,840
Hotel operating	26,128	25,153	23,966	27,510	27,765
General and administrative	81,442	79,658	75,447	72,365	69,882
Acquisition costs	155	2,614	—	—	—
Suspension of development	—	(7,200)	27,766	—	—
Depreciation and amortization	430,961	330,148	313,458	296,122	278,249

Total expenses	1,132,663	932,067	942,436	884,027	831,736
Operating income	626,863	618,737	575,754	585,415	560,847
Other income (expense):
Income (loss) from unconsolidated joint ventures	85,896	36,774	12,058	(182,018)	20,428
Interest and other income	5,358	7,332	4,059	18,958	89,706
Gains (losses) from investments in securities	(443)	935	2,434	(4,604)	—
Interest expense	(394,131)	(378,079)	(322,833)	(295,322)	(302,980)
Losses from early extinguishments of debt	(1,494)	(89,883)	(510)	—	(3,417)
Net derivative losses	—	—	—	(17,021)	—

Income from continuing operations	322,049	195,816	270,962	105,408	364,584
Discontinued operations	—	—	—	—	274,091
Gains on sales of real estate	—	2,734	11,760	33,340	957,406

Net income	322,049	198,550	282,722	138,748	1,596,081
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships	(1,558)	(3,464)	(2,778)	(1,997)	(84)
Noncontrolling interest-redeemable preferred units	(3,339)	(3,343)	(3,594)	(4,226)	(10,429)

Net income attributable to Boston Properties Limited Partnership	$317,152	$191,743	$276,350	$132,525	$1,585,568

	For the year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per unit data)
Basic earnings per common unit attributable to Boston Properties Limited Partnership:
Income from continuing operations	$1.93	$1.20	$1.83	$0.94	$9.37
Discontinued operations	—	—	—	—	1.97

Net income	$1.93	$1.20	$1.83	$0.94	$11.34

Weighted average number of common units outstanding	164,486	159,821	151,386	140,336	139,290

Diluted earnings per common unit attributable to Boston Properties Limited Partnership:
Income from continuing operations	$1.92	$1.20	$1.82	$0.94	$9.24
Discontinued operations	—	—	—	—	1.94

Net income	$1.92	$1.20	$1.82	$0.94	$11.18

Weighted average number of common and common equivalent units outstanding	165,011	160,438	151,848	141,655	141,231

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet information:
Real estate, gross	$12,949,326	$12,324,789	$10,659,412	$10,185,061	$9,833,850
Real estate, net	10,355,546	10,041,954	8,658,495	8,440,813	8,318,655
Cash and cash equivalents	1,823,208	478,948	1,448,933	241,510	1,506,921
Total assets	14,392,026	12,949,100	11,941,317	10,501,867	10,793,104
Total indebtedness	8,704,138	7,786,001	6,719,771	6,092,884	5,378,360
Noncontrolling interests	1,954,603	1,927,357	1,529,634	1,227,395	2,057,287
Boston Properties Limited Partnership partners’ capital	3,124,688	2,693,939	3,182,020	2,664,853	1,953,898
Noncontrolling interests in property partnerships	(1,063)	(614)	5,671	6,900	25,805

	For the year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per unit and percentage data)
Other Information:
Funds from operations(1)	$802,700	$627,362	$713,905	$637,454	$639,556
Funds from operations, as adjusted(1)	802,700	627,362	713,905	637,454	642,231
Distributions per common unit	2.05	2.00	2.18	2.72	8.70
Cash flows provided by operating activities	606,328	375,893	617,376	565,311	631,654
Cash flows provided by (used in) investing activities	(90,096)	(1,161,274)	(446,601)	(1,320,079)	574,655
Cash flows provided by (used in) financing activities	828,028	(184,604)	1,036,648	(510,643)	(425,176)
Total square feet at end of year (including development projects and parking)	57,259	53,557	50,468	49,761	43,814
In-service percentage leased at end of year	91.3%	93.2%	92.4%	94.5%	94.9%

(1)

Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate Funds from Operations, or “FFO,” by adjusting net income (loss) attributable to Boston Properties Limited Partnership (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, impairment losses on depreciable real estate of consolidated real estate, impairment losses on investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships, joint ventures and preferred distributions. FFO is a non-GAAP financial measure. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment losses on depreciable real estate of consolidated real estate, impairment losses on investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	the continuing impact of high unemployment and other macroeconomic trends, which is having and may continue to have a negative effect on the following, among other things:

•	the fundamentals of our business, including overall market occupancy, tenant space utilization and rental rates;

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

Overview

Boston Properties Limited Partnership is the entity through which Boston Properties, Inc. conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Our properties are concentrated in five markets—Boston, New York, Princeton, San Francisco and Washington, DC. We generate revenue and cash primarily by leasing our Class A office space to our tenants. Factors we consider when we lease space include the creditworthiness of the tenant, the length of the lease, the rental rate to be paid, the costs of tenant improvements and other landlord concessions, current and anticipated operating costs and real estate taxes, our current and anticipated vacancy, current and anticipated future demand for office space and general economic factors. From time to time, we also generate cash through the sale of assets.

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

Leasing trends continue to improve in Cambridge, Massachusetts and the Central Business District and suburban submarkets of San Francisco, which suggests that there are sectors of the economy that are growing despite the uncertain and challenging macroeconomic issues. These submarkets are experiencing stronger leasing velocity, additional space demand, increasing rental rates and/or lower transaction concessions. In the midtown Manhattan market activity is stable, although velocity slowed during the second half of 2011. Given our current occupancy in that market of approximately 98%, our leasing in the near term will be generated from smaller spaces where there is good activity. In Washington, DC, the leasing activity in the public sector market has been adversely impacted by the federal budgetary uncertainty and the reductions in discretionary spending programs, and the activity in the private sector market has also been moderate.

Overall, during 2011, leases for approximately 5,581,000 square feet of space commenced revenue recognition, including leases for approximately 4,301,000 square feet of second generation space and leases for approximately 1,280,000 square feet of first generation space, stemming mostly from completion of development projects. These second generation leases had an average lease term of approximately 80 months and included an average of approximately 97 days of free rent and total transaction costs, including tenant improvements and leasing commissions, of approximately $30.05 per square foot. Transaction costs were relatively low compared to recent historical standards due to a high percentage of leases signed at suburban properties where tenant concessions and brokerage commissions tend to be lower than Central Business District costs. The starting gross rents for the approximately 3,358,000 square feet of second generation leases that had been occupied within the prior 12 months decreased on average by approximately 1.07% compared to the ending gross rents from the previous leases for this space. Lease terms are highly dependent on location (i.e., whether the property is in a Central Business District or suburban location), whether the lease is a renewal or with a new tenant, and the length of the lease term.

As of December 31, 2011, leases representing approximately 6.1% of the space at our properties expire through December 31, 2012. While rental rates in our markets have stabilized and have begun to increase in select submarkets, as leases expire in 2012, assuming no further change in current market rental rates, we expect the rental rates we are likely to achieve on new leases will generally be slightly greater than the rates currently being paid, thereby generally resulting in more revenue from the same space.

We believe the successful lease-up and completion of our development pipeline will enhance our long-term return on equity and earnings growth as these developments are placed in-service through 2015. In 2011, we partially or fully placed in-service Atlantic Wharf, The Lofts at Atlantic Wharf, 2200 Pennsylvania Avenue, the Residences on The Avenue and 510 Madison Avenue. In addition, during 2011, we commenced or resumed the development and redevelopment of approximately $1.8 billion of projects, including approximately $1.05 billion on our planned 989,000 square foot office tower at 250 West 55th Street in midtown Manhattan that is currently 19% pre-leased.

We also continue to actively explore acquisition opportunities. During 2011, we acquired two assets, one in Waltham, Massachusetts and one in Mountain View, California, for a total investment of approximately $256 million. We believe acquisition opportunities will continue to present themselves; however, the combination of relatively low interest rates and the abundance of capital seeking high-quality assets may have a dampening effect on return expectations. While we are primarily focused on opportunities in our existing markets, we are open to investments in new markets both in the United States and possibly outside the United States. We are primarily interested in investing in markets that share common traits with our existing core markets, namely 24-hour world class cities with highly educated work forces, high barriers to entry and a diverse and strong international tenant base, and in which we would expect to establish an operating platform over time. While Boston Properties, Inc.’s management team is actively seeking opportunities, they intend to carefully evaluate the risks inherent in investing in any new markets and maintain our disciplined investment strategy, which focuses on high-quality assets in supply-constrained markets that have historically provided long-term value creation. In addition, we believe that our strong cash balance, availability under our Unsecured Line of Credit and access to both secured and unsecured debt at attractive rates provide us with ample capital to pursue acquisition opportunities.

These same market conditions that make it challenging to acquire assets at attractive yields also provide us with the opportunity to sell assets. On October 25, 2011, we sold our Two Grand Central Tower joint venture asset (of which our share was 60%), located in New York City, for $401.0 million and may consider the sale of other assets in our portfolio.

For descriptions of significant transactions that we completed during 2011, see “Item 1. Business—Transactions During 2011.”

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

Investments in Unconsolidated Joint Ventures

We consolidate variable interest entities in which we are considered to be the primary beneficiary. The primary beneficiary is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the variable interest entity’s performance, and (2) the obligation to absorb losses and right to receive the returns from the variable interest entity that would be significant to the variable interest entity. Except for ownership interests in variable interest entities for which we are the primary beneficiary, we account for our investments in joint ventures under the equity method of accounting because it exercises significant influence over, but does not control, these entities. Our judgment with respect to our level of influence or control of an entity involves the consideration of various factors including the form of the our ownership interest, our representation in the entity’s governance, the size of our investment (including loans), estimates of future cash flows, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the venture, if applicable. Our assessment of our influence or control over an entity affects the presentation of these investments in our Consolidated Financial Statements.

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

For the year ended December 31, 2011, we recorded approximately $10.8 million of rental revenue representing the adjustments of rents from “above-” and “below-market” leases. For the year ended December 31, 2011, the impact of the straight-line rent adjustment increased rental revenue by approximately $77.0 million. These amounts exclude the adjustment of rents from “above-” and “below-market” leases and straight-line income from unconsolidated joint ventures, which are disclosed in Note 5 of the Consolidated Financial Statements.

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

If our estimates of collectability differ from the cash received, then the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 6.8 years as of December 31, 2011. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2011, 2010 and 2009.

At December 31, 2011, 2010 and 2009, we owned or had interests in a portfolio of 153, 146 and 146 properties, respectively (the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio are necessarily meaningful. Therefore, the comparisons of operating results for the years ended 2011, 2010 and 2009 show separately the changes attributable to the properties that were owned by us throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Acquired, Placed-in Service, Sold or Development or Redevelopment Portfolios.

In our analysis of operating results, particularly to make comparisons of net operating income between periods meaningful, it is important to provide information for properties that were in-service and owned by us throughout each period presented. We refer to properties acquired or placed in-service prior to the beginning of the earliest period presented and owned by us through the end of the latest period presented as our Same Property Portfolio. The Same Property Portfolio therefore excludes properties placed in-service, acquired or in development or redevelopment after the beginning of the earliest period presented or disposed of prior to the end of the latest period presented.

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income attributable to Boston Properties Limited Partnership, the most directly comparable GAAP financial measure, plus income attributable to noncontrolling interests, losses from early extinguishments of debt, losses (gains) from investments in securities, suspension of development, depreciation and amortization, interest expense, acquisition costs and general and administrative expense, less gains on sales of real estate, income from unconsolidated joint ventures, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 128 properties totaling approximately 30.4 million net rentable square feet of space, excluding unconsolidated joint ventures and structured parking. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2010 and owned and in service through December 31, 2011. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after January 1, 2010 or disposed of on or prior to December 31, 2011. There were no consolidated properties that were sold after January 1, 2010. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the year ended December 31, 2011 and 2010 with respect to the properties which were placed in-service, acquired or in development or redevelopment.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Total Property Portfolio
(dollars in thousands)	2011	2010	Increase/ (Decrease)	% Change	2011	2010	2011	2010	2011	2010	2011	2010	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$1,454,380	$1,445,676	$8,704	0.60%	$128,885	$857	$85,893	$10,046	$5,540	$11,029	$1,674,698	$1,467,608	$207,090	14.11%
Termination Income	14,293	9,165	5,128	55.95%	(20)	—	—	—	2,591	—	16,864	9,165	7,699	84.00%

Total Rental Revenue	1,468,673	1,454,841	13,832	0.95%	128,865	857	85,893	10,046	8,131	11,029	1,691,562	1,476,773	214,789	14.54%

Real Estate Operating Expenses	500,813	495,828	4,985	1.01%	57,857	358	33,358	1,145	1,949	4,363	593,977	501,694	92,283	18.39%

Net Operating Income, excluding hotel	967,860	959,013	8,847	0.92%	71,008	499	52,535	8,901	6,182	6,666	1,097,585	975,079	122,506	12.56%

Hotel Net Operating Income(1)	8,401	7,647	754	9.86%	—	—	—	—	—	—	8,401	7,647	754	9.86%

Consolidated Net Operating Income(1)	976,261	966,660	9,601	0.99%	71,008	499	52,535	8,901	6,182	6,666	1,105,986	982,726	123,260	12.54%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	—	—	33,435	41,231	(7,796)	(18.91)%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	81,442	79,658	1,784	2.24%
Acquisition costs	—	—	—	—	—		—	—			155	2,614	(2,459)	(94.07)%
Suspension of development	—	—	—	—	—	—	—	—	—	—	—	(7,200)	7,200	100.00%
Depreciation and amortization	326,720	317,973	8,747	2.75%	62,182	394	22,900	2,038	19,159	9,743	430,961	330,148	100,813	30.54%

Total Other Expenses	326,720	317,973	8,747	2.75%	62,182	394	22,900	2,038	19,159	9,743	512,558	405,220	107,338	26.49%

Operating Income	649,541	648,687	854	0.13%	8,826	105	29,635	6,863	(12,977)	(3,077)	626,863	618,737	8,126	1.31%
Other Income:
Income from unconsolidated joint ventures	—	—	—	—	—	—	—	—	—	—	85,896	36,774	49,122	133.58%
Interest and other	—	—	—	—	—	—	—	—	—	—	5,358	7,332	(1,974)	(26.92)%
Gains (losses) from investments in securities	—	—	—	—	—	—	—	—	—	—	(443)	935	(1,378)	(147.38)%
Other Expenses:
Interest expense	—	—	—	—	—	—	—	—	—	—	394,131	378,079	16,052	4.25%
Losses from early extinguishments of debt	—	—	—	—	—	—	—	—	—	—	1,494	89,883	(88,389)	(98.34)%

Income from continuing operations											322,049	195,816	126,233	64.47%
Gains on sales of real estate											—	2,734	(2,734)	(100.00)%

Net income											322,049	198,550	123,499	62.20%
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships											(1,558)	(3,464)	1,906	55.02%
Noncontrolling interest—redeemable preferred units											(3,339)	(3,343)	4	0.12%

Net Income attributable to Boston Properties Limited Partnership.											$317,152	$191,743	$125,409	65.40%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 56. Hotel Net Operating Income for the years ended December 31, 2011 and 2010 is comprised of Hotel Revenue of $34,529 and $32,800, respectively, less Hotel Expenses of $26,128 and $25,153, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio increased approximately $8.7 million for the year ended December 31, 2011 compared to 2010. The increase was primarily the result of an increase of approximately $1.4 million in rental revenue from our leases, coupled with increases in parking and other revenue and other recoveries of approximately $3.6 million and $3.7 million, respectively. The increase in rental revenue from our leases of approximately $1.4 million is the result of our average revenue increasing by approximately $0.42 per square foot, contributing approximately $11.7 million, offset by an approximately $10.3 million decrease due to a decline in occupancy from 92.3% to 91.6%.

We expect rental revenue from the Same Property Portfolio to decline for 2012 as a result of the expiration of leases at Embarcadero Center Four in San Francisco and Gateway Center in South San Francisco, the expiration of an approximately 207,000 square foot lease at 111 Huntington Avenue in Boston in October 2011 and the expiration of an approximately 145,000 square foot lease at 399 Park Avenue in New York City in mid 2012. Although we have re-leased a portion of the Embarcadero Center Four and 399 Park Avenue space and we have re-leased the entire 111 Huntington Avenue space, there will be an interruption in revenue in 2012. In addition, we have a large tenant vacating approximately 700,000 square feet of space, in Reston, Virginia, of which we will be redeveloping approximately 523,000 square feet for the Defense Intelligence Agency at 12300 and 12310 Sunrise valley Drive. We have begun the redevelopment of the first phase of the two-building redevelopment and removed the first building from service, and therefore also removed it from the Same Property Portfolio, in July 2011. The second building, 12300 Sunrise Valley Drive, will be similarly removed from service in the first quarter of 2012. The third building, 12290 Sunrise Valley Drive, is currently leased until the second quarter 2012 and we do not expect to receive any income from this building following expiration of the lease through the end of 2012. With an approximately 307,000 square foot lease commencing at 111 Huntington Avenue in January 2012 and the leasing activity we are currently experiencing in San Francisco and Boston, we expect our occupancy to then begin improving during 2012. However, the impact on the Same Property Portfolio net operating income from the foregoing vacancies and transactions is expected to result in a decrease of approximately 1.5% to 3% from 2011 to 2012.

Termination Income

Termination income increased by approximately $5.1 million for the year ended December 31, 2011 compared to 2010.

Termination income for the year ended December 31, 2011 related to sixteen tenants across the Same Property Portfolio and totaled approximately $14.3 million, which included approximately $1.8 million of termination income related to a default by a 30,000 square foot law firm tenant in one of our New York City properties and approximately $10.5 million related to us entering into lease amendments we signed on July 1, 2011 with the existing tenant at our three-building complex in Reston, Virginia, which will be redeveloped as the headquarters for the Defense Intelligence Agency. Under the agreements, the existing tenant will terminate early its leases for approximately 523,000 square feet at the complex and be responsible for certain payments to us aggregating approximately $14.8 million. One of the buildings has already been taken out of service and therefore the operating results of that property, including any termination income received, is shown under the Properties in Development or Redevelopment Portfolio. We anticipate recognizing the remaining approximately $1.7 million in the first quarter of 2012. Once 12300 Sunrise Valley Drive is placed in redevelopment, it will no longer be considered part of the Same Property Portfolio and any operating results will be shown under the Properties in Development or Redevelopment Portfolio.

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

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio increased approximately $5.0 million, or 1% for the year ended December 31, 2011 compared to 2010 due to a net increase in general property operating expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio increased approximately $8.7 million for the year ended December 31, 2011 compared to 2010. The increase was primarily the result of the acceleration of depreciation expense during the year ended December 31, 2011 totaling approximately $13.7 million in anticipation of the planned redevelopment of our 12300 Sunrise Valley Drive property located in Reston, Virginia, partially offset by a decrease in depreciation of approximately $3.7 million at a building outside San Francisco, CA that had a significant lease expiration and therefore no longer has depreciation and amortization related to that tenant and a decrease in depreciation of approximately $1.8 million resulting from the acceleration of depreciation expense in 2010 related to our decision in 2010 to reclassify three in-service properties to land held for future development that did not recur in 2011. These three properties totaled approximately 131,000 square feet, are currently planned for redevelopment and are no longer held available for lease.

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

On February 1, 2011, we completed the acquisition of Bay Colony Corporate Center in Waltham, Massachusetts for an aggregate purchase price of approximately $185.0 million. Bay Colony Corporate Center is an approximately 985,000 net rentable square foot, four-building Class A office park situated on a 58-acre site in Waltham, Massachusetts.

On November 22, 2011, we acquired 2440 West El Camino Real located in Mountain View, California for a net purchase price of approximately $71.1 million. 2440 West El Camino Real is an approximately 140,000 net rentable square foot Class A office property.

Rental Revenue

Rental revenue from our Properties Acquired Portfolio increased approximately $128.0 million for the year ended December 31, 2011 compared to 2010, as detailed below:

Property	Date Acquired	Rental Revenue for the year ended December 31,
		2011	2010	Change
		(in thousands)
John Hancock Tower and Garage	December 29, 2010	$109,002	$857	$108,145
Bay Colony Corporate Center	February 1, 2011	19,067	—	19,067
2440 West El Camino Real	November 22, 2011	816	—	816

Total		$128,885	$857	$128,028

Real Estate Operating Expenses

Real estate operating expenses from our Properties Acquired Portfolio increased approximately $57.5 million for the year ended December 31, 2011 compared to 2010, as detailed below:

Property	Date Acquired	Real Estate Operating Expenses for the year ended December 31,
		2011	2010	Change
		(in thousands)
John Hancock Tower and Garage	December 29, 2010	$45,544	$358	$45,186
Bay Colony Corporate Center	February 1, 2011	12,008	—	12,008
2440 West El Camino Real	November 22, 2011	305	—	305

Total		$57,857	$358	$57,499

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Acquired Portfolio increased by approximately $61.8 million for the year ended December 31, 2011 compared to 2010 as a result of the depreciation expense associated with our properties that were acquired after December 31, 2010, as well as the additional depreciation expense incurred for the year ended December 31, 2011 associated with John Hancock Tower and Garage that was acquired on December 29, 2010 and, as a result, was not recognizing depreciation expense for the full year ended December 31, 2010.

Properties Placed In-Service Portfolio

We had six properties totaling approximately 2.4 million square feet that were placed in-service or partially place in-service between January 1, 2010 and December 31, 2011.

Rental Revenue

Rental revenue from our Properties Placed In-Service Portfolio increased approximately $76.0 million, as detailed below:

Property	Quarter Placed In-Service	Rental Revenue for the year ended December 31,
		2011	2010	Change
		(in thousands)
Weston Corporate Center	Second Quarter, 2010	$17,575	$10,046	$7,529
510 Madison Avenue	Second Quarter, 2011	7,270	—	7,270
2200 Pennsylvania Avenue	Third Quarter, 2011	17,656	—	17,656
Residences on The Avenue—Residential	Third Quarter, 2011	5,632	—	5,632
The Lofts at Atlantic Wharf—Residential	Third Quarter, 2011	985	—	985
Atlantic Wharf—Office	Fourth Quarter, 2011	36,775	—	36,775

Total		$85,893	$10,046	$75,847

Real Estate Operating Expenses

Real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $32.2 million, as detailed below:

Property	Quarter Placed In-Service	Real Estate Operating Expenses for the year ended December 31,
		2011	2010	Change
		(in thousands)
Weston Corporate Center	Second Quarter, 2010	$2,754	$1,145	1,609
510 Madison Avenue	Second Quarter, 2011	2,995	—	2,995
2200 Pennsylvania Avenue	Third Quarter, 2011	11,326	—	11,326
Residences on The Avenue—Residential	Third Quarter, 2011	4,958	—	4,958
The Lofts at Atlantic Wharf—Residential	Third Quarter, 2011	521	—	521
Atlantic Wharf—Office	Fourth Quarter, 2011	10,804	—	10,804

Total		$33,358	$1,145	$32,213

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Placed In-Service Portfolio increased by approximately $20.9 million for the year ended December 31, 2011 compared to 2010 as a result of the depreciation expense associated with our properties that were placed in-service or partially placed in-service after December 31, 2010 as well as the additional depreciation expense incurred for the year ended December 31, 2011 associated with Weston Corporate Center that was placed in-service in the second quarter of 2010 and, as a result, was not recognizing depreciation expense for the full year ended December 31, 2010.

Properties in Development or Redevelopment Portfolio

At December 31, 2011 and 2010, the Properties in Development or Redevelopment Portfolio consisted primarily of our 12310 Sunrise Valley Drive property located in Reston, Virginia and our 250 West 55th Street development project located in New York City.

On February 6, 2009, we announced that we were suspending construction on our 989,000 square foot office project at 250 West 55th Street in New York City. During December 2009, we completed the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and as a result ceased interest capitalization on the project. During the year ended December 31, 2011 and 2010, we recognized approximately $0.8 million and $2.3 million, respectively, of additional costs associated with the suspension and ongoing maintenance of the development project. On May 24, 2011, we signed a lease with the law firm of Morrison & Foerster LLP for approximately 184,000 square feet at 250 West 55th Street and construction of the project has resumed. As a result of our decision to resume development, in May 2011 we began interest capitalization and are no longer expensing costs associated with this project.

On July 1, 2011, we entered into lease amendments with the existing tenant at our three-building complex in Reston, Virginia, which will be redeveloped as the headquarters for the Defense Intelligence Agency. Under the agreements, the tenant will terminate early its leases for approximately 523,000 square feet at the complex and be responsible for certain payments to us aggregating approximately $14.8 million, of which we recognized approximately $2.6 million related to our 12310 Sunrise Valley Drive property, which is the building that has been taken out of service. Although this building has been taken out of service, the remainder of the termination income that we will receive from the building that is still in-service will be reflected under the Same Store Portfolio. On July 5, 2011, we commenced the redevelopment of the 12310 Sunrise Valley Drive property at the complex, which is expected to be completed during the first quarter of 2012. During the year ended December 31, 2011 and 2010, this building had revenue, excluding termination income, of approximately $5.5 million and

$11.0 million, respectively, and operating expenses for the year ended December 31, 2011 and 2010 of approximately $1.0 million and $2.0 million, respectively. In addition, the increase in depreciation is the result of the acceleration of depreciation expense during the year ended December 31, 2011 totaling approximately $9.4 million in anticipation of the redevelopment of this building.

Other Operating Income and Expense Items

Hotel Net Operating Income

Net operating income for our hotel property increased approximately $0.8 million, a 10% increase for the year ended December 31, 2011 as compared to 2010. We expect our hotel net operating income for fiscal 2012 to be between $8.5 million and $9.5 million.

The following reflects our occupancy and rate information for our Cambridge Center Marriott hotel property for the year ended December 31, 2011 and 2010:

	2011	2010	Percentage Change
Occupancy	78.2%	77.9%	0.4%
Average daily rate	$210.45	$197.29	6.7%
Revenue per available room, REVPAR	$164.15	$153.65	6.8%

Development and Management Services

Development and management services income decreased approximately $7.8 million for the year ended December 31, 2011 compared to 2010. The decrease was primarily due to a decrease in management fee income of approximately $12.1 million partially offset by an approximately $4.3 million increase in development income. On May 5, 2010, we satisfied the requirements of our master lease agreement related to the 2006 sale of 280 Park Avenue in New York City. Following the satisfaction of the master lease agreement, the buyer terminated the property management and leasing agreement entered into at the time of the sale, resulting in the recognition of non-cash deferred management fees totaling approximately $12.2 million during the year ended December 31, 2010. The increase in development fees is due to an increase in development fees related to 75 Ames Street in Cambridge, MA and George Washington University Science and Engineering Hall in Washington, DC, offset by a decrease in development fees as a result of our completion of the 20 F Street third-party development project. We expect fee income for fiscal 2012 to be between $25 million and $30 million.

General and Administrative Expense

General and administrative expenses increased approximately $1.8 million for the year ended December 31, 2011 compared to 2010 which was primarily due to expensing approximately $1.6 million of transaction pursuit costs coupled with an increase in other general and administrative expenses and professional fees of approximately $1.7 million and $0.7 million, respectively. These increases were partially offset by a decrease in compensation expense of approximately $2.2 million. The decrease in compensation expense is primarily due to the accelerated expense during the first quarter of 2010 of the remaining stock-based compensation granted between 2006 and 2009 to Edward H. Linde, Boston Properties, Inc.’s late Chief Executive Officer, as a result of his passing on January 10, 2010 totaling approximately $5.8 million and an approximately $1.0 million decrease in the value of our deferred compensation plan, offset by the acceleration of the remaining unrecognized compensation expense totaling approximately $4.3 million associated with the termination of the 2008 OPP Awards during the first quarter of 2011. We expect general and administrative expense for fiscal 2012 to be between $85 million and $87 million, which includes an approximately $4.5 million charge related to the resignation of Mr. Norville. On February 13, 2012, E. Mitchell Norville announced that he will resign as Boston Properties, Inc.’s Executive Vice President, Chief Operating Officer effective on February 29, 2012. See Note 20 of the Consolidated Financial Statements.

On January 25, 2012, Boston Properties, Inc.’s Compensation Committee approved outperformance awards under Boston Properties, Inc.’s 1997 Stock Option and Incentive Plan to officers and employees of Boston Properties, Inc.’s. These awards (the “2012 OPP Awards”) are part of a broad-based, long-term incentive compensation program designed to provide Boston Properties, Inc.’s management team with the potential to earn equity awards subject to Boston Properties, Inc. “outperforming” and creating shareholder value in a pay-for-performance structure. Recipients of 2012 OPP Awards will share in a maximum outperformance pool of $40.0 million if the total return to shareholders, including both share appreciation and dividends, exceeds absolute and relative hurdles over a three-year measurement period from February 7, 2012 to February 6, 2015. Earned awards are generally subject to two-years of time-based vesting after the performance measurement date. We expect that under ASC 718 “Compensation—Stock Compensation” the 2012 OPP Awards will have an aggregate value of approximately $7.7 million, which amount will be amortized into earnings over the five-year plan period under the graded vesting method and has been reflected in the 2012 guidance. See Note 20 of the Consolidated Financial Statements.

Wages directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Capitalized wages for the year ended December 31, 2011 and 2010 were approximately $11.0 million and $11.6 million, respectively. These costs are not included in the general and administrative expense discussed above.

Acquisition Costs

Effective January 1, 2009, we are required to expense costs that an acquirer incurs to effect a business combination such as legal, due diligence and other closing related costs. During the year ended December 31, 2011, we incurred approximately $0.2 million of acquisition costs. During the year ended December 31, 2010, we incurred approximately $1.5 million and $0.9 million of acquisition costs associated with our acquisitions of 510 Madison Avenue in New York City and the John Hancock Tower and Garage in Boston, respectively. In addition for the year ended December 31, 2010, we incurred approximately $0.2 million of acquisition costs associated with our acquisition of Bay Colony Corporate Center in Waltham, Massachusetts.

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

Other Income and Expense Items

Income from Unconsolidated Joint Ventures

For the year ended December 31, 2011 compared to 2010, income from unconsolidated joint ventures increased by approximately $49.1 million. This increase was primarily due to the following (1) our share of Two Grand Central Tower’s net income increased by approximately $40.2 million, which was primarily due to the sale of the property, (2) our share of the General Motors Building’s net income increased by approximately $6.0 million, which was primarily due to a decrease in deprecation expense related to tenant expirations and (3) our share of the Value Added Fund’s net income increased by approximately $0.9 million due to a decrease in interest expense as a result of the conveyance of fee simple title to its One and Two Circle Star Way properties on October 21, 2010.

On October 25, 2011, an unconsolidated joint venture in which we have a 60% interest completed the sale of Two Grand Central Tower located in New York City for approximately $401.0 million, including the assumption by the buyer of approximately $176.6 million of mortgage indebtedness. Net cash proceeds totaled approximately $210.0 million, of which our share was approximately $126.0 million, after the payment of transaction costs of approximately $14.4 million. Two Grand Central Tower is an approximately 650,000 net rentable square foot Class A office tower. The unconsolidated joint venture’s carrying value of the net assets of the property aggregated approximately $427.1 million. As a result, pursuant to the provisions of Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment” (“ASC 360”) (formerly known as SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets”), the unconsolidated joint venture recognized a non-cash impairment loss and loss on sale of real estate aggregating approximately $40.5 million during the year ended December 31, 2011, which is equal to the difference between (1) the sale price less cost to sell and (2) the carrying value of the net assets of the property. Separately, in 2008 we had recognized an impairment loss on our investment in the unconsolidated joint venture totaling approximately $74.3 million under the provisions of ASC 323 “Investments-Equity Method and Joint Ventures” (“ASC 323”) (formerly known as Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (“APB No. 18”)). As a result, we recognized a gain on sale of real estate totaling approximately $46.2 million, which is included within income from unconsolidated joint ventures on our Consolidated Statements of Operations.

For 2012, we expect the cash contributions from our operating and placed in-service unconsolidated joint ventures to increase, but we will realize a decrease of approximately $16 million (our share) of “above-” and “below-market” lease income under ASC 805 “Business Combinations” due to the expiration of certain leases, which will adversely impact our income from unconsolidated joint ventures.

Interest and Other Income

Interest and other income decreased approximately $2.0 million for the year ended December 31, 2011 compared to 2010.

Interest income decreased approximately $2.8 million for the year ended December 31, 2011 compared to 2010 as the result of a decrease in the average cash balance and lower overall interest rates. The average cash balances for the year ended December 31, 2011 and December 31, 2010 were approximately $1.1 billion and $1.5 billion, respectively.

On June 6, 2006, we sold 280 Park Avenue in New York City. In connection with the sale, in lieu of a closing adjustment in favor of the buyer for certain unfunded tenant improvements, we retained the obligation to pay for the improvements, subject to the tenant initiating the request for reimbursement. The total amount of unfunded tenant improvements at closing was approximately $1.0 million and has yet to be requested by the tenants. During the year ended December 31, 2011, a tenant’s lease expired for which we had unfunded tenant improvement liabilities of approximately $0.8 million, resulting in the recognition of other income in that amount.

Gains (Losses) from Investments in Securities

Gains (losses) from investments in securities for the years ended December 31, 2011 and 2010 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for Boston Properties, Inc.’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer.

In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to Boston Properties, Inc.’s officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains or losses from investments in securities. During the years ended December 31, 2011 and 2010 we recognized gains (losses) of approximately $(0.4) million and $0.9 million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $(0.3) million and $0.8 million during the years ended December 31, 2011 and 2010, respectively, as a result of increases (decreases) in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by the officers participating in the plan.

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $16.1 million for the year ended December 31, 2011 compared to 2010 as detailed below:

Component	Change in interest expense for the year ended December 31, 2011 and December 31, 2010
(in thousands)
Increases to interest expense due to:
Issuance of $700 million in aggregate principal of 5.625% senior notes due 2020 on April 19, 2010	$11,697
Issuance of $850 million in aggregate principal of 4.125% senior notes due 2021 on November 18, 2010	31,210
Issuance of $850 million in aggregate principal of 3.700% senior notes due 2018 on November 10, 2011	4,491
New mortgage / properties placed in-service financings	54,199
Interest on our Unsecured Line of Credit	1,844
Interest associated with the increased interest rate related to Montvale Center being in default	1,055

Total increases to interest expense	$104,496

Decreases to interest expense due to:
Repurchases of $700 million in aggregate principal of 6.25% senior notes due 2013	$(41,797)
Repurchases of $286.3 million in aggregate principal of 2.875% exchangeable senior notes	(2,734)
Repayment of mortgage financings	(33,998)
Increase in capitalized interest costs	(7,197)
Principal amortization of continuing debt and other (excluding senior notes)	(2,718)

Total decreases to interest expense	$(88,444)

Total change in interest expense	$16,052

The following properties are included in the repayment of mortgage financings line item: Eight Cambridge Center, 202, 206 & 214 Carnegie Center, South of Market, Democracy Tower, 10 and 20 Burlington Mall Road, 91 Hartwell Avenue, 1330 Connecticut Avenue, Wisconsin Place Office, 601 Lexington Avenue and Reservoir Place. The following properties are included in the new mortgages/properties placed in-service financings line item: John Hancock Tower, Bay Colony Corporate Center, 510 Madison Avenue, Atlantic Wharf and 601 Lexington Avenue. As properties are placed in-service, we cease capitalizing interest and interest is then expensed. Included within the interest on our Unsecured Line of Credit line item is the interest expense associated with our borrowing that had been secured by 601 Lexington Avenue. For information on the Montvale Center mortgage loan see Notes 6 and 20 of the Consolidated Financial Statements.

Interest expense directly related to the development of rental properties is not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Interest capitalized for the year ended December 31, 2011 and 2010 was approximately $48.2 million and $41.0 million, respectively. These costs are not included in the interest expense referenced above.

We anticipate net interest expense for 2012 will be between $390 million to $395 million. This estimate reflects the impact of (1) $40 million to $45 million of capitalized interest, (2) our offering in November 2011 of $850.0 million of 3.700% senior notes due 2018, (3) the redemption/repurchase in February 2012 of our 2.875% exchangeable senior notes due 2037 (See Note 20 to the Consolidated Financial Statements) and (4) the expected repayment of approximately $209 million of secured financings during the first quarter of 2012, and assumes that we will not incur any additional indebtedness, make any pre-payments or repurchases of existing indebtedness, and that there will not be any fluctuations in interest rates or any changes in our development activity. The actual amount of our interest expense for fiscal 2012 will be impacted by, among other things, any additional indebtedness we incur, any pre-payments or repurchases of existing indebtedness, fluctuations in interest rates and any changes in our development activity.

At December 31, 2011, our variable rate debt consisted of our Unsecured Line of Credit. For a summary of our consolidated debt as of December 31, 2011 and December 31, 2010 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Losses from Early Extinguishments of Debt

On November 9, 2011, we repurchased $50.0 million aggregate principal amount of our 2.875% exchangeable senior notes due 2037 for approximately $50.2 million. The repurchased notes had an aggregate carrying value of approximately $49.6 million at the time of repurchase resulting in the recognition of a loss on early extinguishment of debt of approximately $0.6 million.

On November 9, 2011, we used available cash to repay the mortgage loan collateralized by our Reservoir Place property located in Waltham, Massachusetts totaling $50.0 million. The mortgage financing bore interest at a variable rate equal to Eurodollar plus 2.20% per annum and was scheduled to mature on July 30, 2014. There was no prepayment penalty. We recognized a loss from early extinguishment of debt totaling approximately $0.5 million consisting of the write-off of unamortized deferred financing costs.

On November 16, 2011, we terminated the construction loan facility collateralized by our Atlantic Wharf property totaling $192.5 million. The construction loan facility bore interest at a variable rate equal to LIBOR plus 3.00% per annum and was scheduled to mature on April 21, 2012 with two, one-year extension options, subject to certain conditions. We did not draw any amounts under the facility. We recognized a loss from early extinguishment of debt totaling approximately $0.4 million consisting of the write-off of unamortized deferred financing costs.

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

During the year ended December 31, 2010, we repurchased approximately $236.3 million aggregate principal amount of our 2.875% exchangeable senior notes due 2037 for approximately $236.6 million. The repurchased notes had an aggregate allocated liability and equity value of approximately $225.7 million and $0.4 million, respectively, at the time of repurchase resulting in the recognition of a loss on early extinguishment of debt of approximately $10.5 million during the year ended December 31, 2010.

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

For a discussion of the redemption/repurchase in February 2012 of the approximately $576.2 million aggregate principal amount of our 2.875% exchangeable senior notes due 2037, please see Note 20 to the Consolidated Financial Statements.

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

Noncontrolling Interests in Property Partnerships

Noncontrolling interests in property partnerships decreased by approximately $1.9 million for the year ended December 31, 2011 compared to 2010.

For the year ended December 31, 2011, noncontrolling interests in property partnerships consisted of the outside owner’s equity interest in the income from our 505 9th Street property.

For the year ended December 31, 2010, noncontrolling interests in property partnerships consist of the outside equity owners’ interests in the income from our 505 9th Street and our Wisconsin Place Office properties. On December 23, 2010, we acquired the outside member’s 33.3% equity interest in our consolidated joint venture entity that owns the Wisconsin Place Office property located in Chevy Chase, Maryland for cash of approximately $25.5 million. The acquisition was accounted for as an equity transaction in accordance with ASC 810. The difference between the purchase price and the carrying value of the outside member’s equity interest, totaling approximately $19.1 million, reduced partners’ capital in our Consolidated Balance Sheets.

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 126 properties totaling approximately 29.9 million net rentable square feet of space, excluding unconsolidated joint ventures and structured parking. The Same Property Portfolio including properties acquired or placed in-service on or prior to January 1, 2009 and owned through December 31, 2010. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or repositioned after January 1, 2009 or disposed of on or prior to December 31, 2010. There were no consolidated properties that were sold or repositioned after January 1, 2009. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the year ended December 31, 2010 and 2009 with respect to the properties which were acquired and placed in-service.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Total Property Portfolio
(dollars in thousands)	2010	2009	Increase/ (Decrease)	% Change	2010	2009	2010	2009	2010	2009	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$1,420,325	$1,423,459	$(3,134)	(0.22)%	$857	$—	$46,426	$15,058	$1,467,608	$1,438,517	$29,091	2.02%
Termination Income	9,165	14,410	(5,245)	(36.40)%	—	—	—	—	9,165	14,410	(5,245)	(36.40)%

Total Rental Revenue	1,429,490	1,437,869	(8,379)	(0.58)%	857	—	46,426	15,058	1,476,773	1,452,927	23,846	1.64%

Real Estate Operating Expenses	491,598	497,720	(6,122)	(1.23)%	358	—	9,738	4,079	501,694	501,799	(105)	(0.02)%

Net Operating Income, excluding hotel	937,892	940,149	(2,257)	(0.24)%	499	—	36,688	10,979	975,079	951,128	23,951	2.52%

Hotel Net Operating Income(1)	7,647	6,419	1,228	19.13%	—	—	—	—	7,647	6,419	1,228	19.13%

Consolidated Net Operating Income(1)	945,539	946,568	(1,029)	(0.11)%	499	—	36,688	10,979	982,726	957,547	25,179	2.63%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	41,231	34,878	6,353	18.21%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	79,658	75,447	4,211	5.58%
Acquisition costs	—	—	—	—	—	—	—	—	2,614	—	2,614	100.00%
Suspension of development	—	—	—	—	—	—	—	—	(7,200)	27,766	(34,966)	(125.93)%
Depreciation and amortization	318,998	309,710	9,288	3.00%	394	—	10,756	3,748	330,148	313,458	16,690	5.32%

Total Other Expenses	318,998	309,710	9,288	3.00%	394	—	10,756	3,748	405,220	416,671	(11,451)	(2.75)%

Operating Income	626,541	636,858	(10,317)	(1.62)%	105	—	25,932	7,231	618,737	575,754	42,983	7.47%
Other Income:
Income from unconsolidated joint ventures	—	—	—	—	—	—	—	—	36,774	12,058	24,716	204.98%
Interest and other income	—	—	—	—	—	—	—	—	7,332	4,059	3,273	80.64%
Gains from investments in securities	—	—	—	—	—	—	—	—	935	2,434	(1,499)	(61.59)%
Other Expenses:
Interest expense	—	—	—	—	—	—	—	—	378,079	322,833	55,246	17.11%
Losses from early extinguishments of debt	—	—	—	—	—	—	—	—	89,883	510	89,373	17524.12%

Income from continuing operations									195,816	270,962	(75,146)	(27.73)%
Gains on sales of real estate									2,734	11,760	(9,026)	(76.75)%

Net income									198,550	282,722	(84,172)	(29.77)%
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships									(3,464)	(2,778)	(686)	(24.69)%
Noncontrolling interest–redeemable preferred units									(3,343)	(3,594)	251	6.98%

Net Income attributable to Boston Properties Limited Partnership									$191,743	$276,350	$(84,607)	(30.62)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 56. Hotel Net Operating Income for the years ended December 31, 2010 and 2009 is comprised of Hotel Revenue of $32,800 and $30,385, respectively, less Hotel Expenses of $25,153 and $23,966, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio decreased approximately $3.1 million for the year ended December 31, 2010 compared to 2009. The decrease was primarily the result of a decrease of approximately $2.1 million in rental revenue from our leases and a decrease in parking and other income of $1.9 million, coupled with an increase in other recoveries of approximately $0.9 million. The decrease in rental revenue from our leases of approximately $2.1 million was the result of our average revenue increasing by approximately $0.11 per square foot, contributing approximately $3.1 million, offset by an approximately $5.2 million decrease due to a decline in occupancy from 93.0% to 92.4%.

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

On January 20, 2011, the Compensation Committee of the Board of Directors of Boston Properties, Inc. approved outperformance awards under Boston Properties, Inc.’s 1997 Plan to certain officers of Boston Properties, Inc. These awards (the “2011 OPP Awards”) are part of a broad-based, long-term incentive compensation program designed to provide Boston Properties, Inc.’s management team with the potential to earn equity awards subject to Boston Properties, Inc. “outperforming” and creating shareholder value in a pay-for-performance structure. 2011 OPP Awards utilize total return to shareholders (“TRS”) over a three-year measurement period as the performance metric and generally include two years of time-based vesting after the end of the performance measurement period (subject to acceleration in certain events) as a retention tool. Recipients of 2011 OPP Awards will share in an outperformance pool if Boston Properties, Inc.’s TRS, including both share appreciation and dividends, exceeds absolute and relative hurdles over a three-year measurement period from February 1, 2011 to January 31, 2014, based on the average closing price of a share of Boston

Properties, Inc.’s common stock of $93.38 for the five trading days prior to and including February 1, 2011. The aggregate reward that recipients of all 2011 OPP Awards can earn, as measured by the outperformance pool, is subject to a maximum cap of $40.0 million. We expect that in accordance with ASC 718 “Compensation—Stock Compensation,” as of the grant date, the 2011 OPP Awards had an aggregate value of approximately $7.8 million, which amount is being amortized into earnings over the five-year plan period under the graded vesting method. See Note 17 to the Consolidated Financial Statements.

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

Acquisition Costs

Effective January 1, 2009, we are required to expense costs that an acquirer incurs to effect a business combination such as legal, due diligence and other closing related costs. During the year ended December 31, 2010, we incurred approximately $1.5 million and $0.9 million of acquisition costs associated with our acquisitions of 510 Madison Avenue in New York City and the John Hancock Tower and Garage in Boston, respectively. In addition for the year ended December 31, 2010, we incurred approximately $0.2 million of acquisition costs associated with our acquisition of Bay Colony Corporate Center in Waltham, Massachusetts.

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

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $55.2 million for the year ended December 31, 2010 compared to 2009 as detailed below:

Component	Change in interest expense for the year ended December 31, 2010 and December 31, 2009
(in thousands)

Increases to interest expense due to:
Issuance of $700 million in aggregate principal of 5.875% senior notes due 2019 on October 9, 2009	$31,786
Issuance of $700 million in aggregate principal of 5.625% senior notes due 2020 on April 19, 2010	27,702
Issuance of $850 million in aggregate principal of 4.125% senior notes due 2021 on November 18, 2010	4,345
Decrease in capitalized interest costs	7,835
New mortgage / properties placed in-service financings	1,983

Total increases to interest expense	$73,651

Decreases to interest expense due to:
Repayment of mortgage financings	$(8,562)
Repurchases of $236.3 million in aggregate principal of 2.875% exchangeable senior notes	(5,507)
Repurchases of $700 million in aggregate principal of 6.25% senior notes due 2013	(2,190)
Principal amortization of continuing debt and other (excluding senior notes)	(2,146)

Total decreases to interest expense	$(18,405)

Total change in interest expense	$55,246

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

Interest expense directly related to the development of rental properties is not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Interest capitalized for the year ended December 31, 2010 and 2009 was approximately $41.0 million and $48.8 million, respectively. These costs are not included in the interest expense referenced above.

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

During the year ended December 31, 2010, we repurchased approximately $236.3 million aggregate principal amount of our 2.875% exchangeable senior notes due 2037 for approximately $236.6 million. The repurchased notes had an aggregate allocated liability and equity value of approximately $225.7 million and $0.4 million, respectively, at the time of repurchase resulting in the recognition of a loss on early extinguishment of debt of approximately $10.5 million during the year ended December 31, 2010.

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

We believe that our liquidity needs will be satisfied using our cash on hand, cash flows generated by operations, availability under our Unsecured Line of Credit and cash flows provided by other financing activities. We draw on multiple financing sources to fund our long-term capital needs. Our Unsecured Line of Credit is utilized primarily as a bridge facility to fund acquisition opportunities, to refinance outstanding indebtedness and to meet short-term development and working capital needs. We generally seek to fund our development projects with construction loans, which we may guarantee. However, the financing for each particular project ultimately depends on several factors, including, among others, the project’s size and duration and our access to other sources of cost effective capital at the given time.

The following table presents information on properties under construction as of December 31, 2011 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Square feet	Investment to Date(1)	Estimated Total Investment(1)	Percentage Leased(2)
Office
510 Madison Avenue	Third Quarter, 2013	New York, NY	1	347,000	$355,262	$375,000	45%
Annapolis Junction Lot Six (50% ownership)(3)	Third Quarter, 2013	Annapolis, MD	1	120,000	9,215	14,000	0%
12310 Sunrise Valley(4)	First Quarter, 2012	Reston, VA	1	267,531	53,780	67,000	100%
(3500 North Capitol (30% ownership)(3)(5)	Fourth Quarter, 2013	Washington, DC	1	232,000	17,733	36,540	74%
Seventeen Cambridge Center	Third Quarter, 2013	Cambridge, MA	1	190,329	23,976	86,300	100%
250 West 55th Street(6)	Fourth Quarter, 2015	New York, NY	1	989,000	532,606	1,050,000	19%

Total Office Properties under Construction			6	2,145,860	$992,572	$1,628,840	45%

Residential
Reston Town Center Residential	Fourth Quarter, 2015	Reston, VA	1	420,000	$25,041	$137,250	N/A

Total Properties under Construction			7	2,565,860	$1,017,613	$1,766,090	45%

(1)	Represents our share. Includes net revenue during lease up period, acquisition expenses and approximately $43.6 million of construction cost and leasing commission accruals.
(2)	Represents percentage leased as of February 21, 2012 and excludes residential space.
(3)	This development project has a construction loan.
(4)	We commenced redevelopment of 12310 Sunrise Valley Drive on July 5, 2011 and expect it to be available for occupancy during the first quarter of 2012. Project cost includes the incremental costs related to redevelopment and excludes original investment in the asset.
(5)	Project cost includes original investment in the joint venture.
(6)	Investment to Date excludes approximately $24.8 million of costs that were expensed in prior periods in connection with the suspension of development activities. Estimated Total Investment includes approximately $230 million of interest capitalization.

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

During the year ended December 31, 2011, Boston Properties, Inc. fully utilized its $400 million ATM stock offering program by issuing an aggregate of 4,228,993 shares of its common stock for gross proceeds of approximately $400 million and net proceeds of approximately $395 million. In addition, on June 2, 2011, Boston Properties, Inc. established a new ATM stock offering program through which it may sell from time to time up to an aggregate of $600.0 million of its common stock through sales agents over a three-year period. During the year ended December 31, 2011, it issued an aggregate of 431,223 shares of common stock under this ATM stock offering program for gross proceeds of approximately $44.9 million and net proceeds of approximately $44.3 million. As of February 21, 2012, Boston Properties, Inc. has $555.1 million available for issuance under this program. Boston Properties, Inc. contributed the net proceeds from such sales to us in exchange for a number of OP

Units equal to the number of shares issued. We intend to use the net proceeds from the sales for general business purposes, which may include investment opportunities and debt reduction. Pending such uses, we may invest the net proceeds in short term, interest-bearing securities. We believe this program provides us with an additional source of capital.

During the year ended December 31, 2011, excluding financings and refinancing done by our unconsolidated joint ventures, we raised approximately $1.6 billion through secured and unsecured debt financings. We have utilized a portion of the proceeds to repay approximately $821 million of secured and unsecured debt. In addition, in February 2012 we repurchased/redeemed the remaining $576.2 million of our 2.875% exchangeable senior notes due 2037. These transactions have elongated our debt maturity schedule and lowered our average cost of debt.

We believe that our strong liquidity, including available cash as of February 21, 2012 of approximately $1.1 billion, and the approximately $750 million available under our Unsecured Line of Credit provides sufficient capacity to fund our remaining capital requirements on existing development projects, our foreseeable potential development activity and pursue attractive additional investment opportunities. Our most significant capital commitments through the remainder of 2012 are to fund our development program of approximately $361 million and repay, repurchase or refinance approximately $209 million of maturing debt. The completion of our ongoing development through late 2015 is expected to be fully funded by cash and available draws from construction loans. We believe the quality of our assets and our strong balance sheet are attractive to lenders’ and equity investors’ current investment selectivity and should enable us to continue to access multiple sources of capital.

REIT Tax Distribution Considerations

Distributions

A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. Boston Properties, Inc.’s policy is to distribute at least 100% of its taxable income to avoid paying federal tax. In December 2011, the Board of Directors of Boston Properties, Inc. increased our quarterly distribution from $0.50 per common unit to $0.55 per common unit. The Board of Directors of Boston Properties, Inc. will continue to evaluate this current distribution rate in light of Boston Properties, Inc.’s actual and projected taxable income, liquidity requirements and other circumstances, and there can be no assurance that the future distributions declared by the Board of Directors of Boston Properties, Inc. will not differ materially.

Sales

To the extent that we sell assets at a gain and cannot efficiently use the proceeds in a tax deferred manner for either our development activities or attractive acquisitions, Boston Properties, Inc. would, at the appropriate time, decide whether it is better to declare a special distribution, adopt a stock repurchase program, reduce our indebtedness or retain the cash for future investment opportunities. Such a decision will depend on many factors including, among others, the timing, availability and terms of development and acquisition opportunities, our then-current and anticipated leverage, the cost and availability of capital from other sources, the price of Boston Properties, Inc.’s common stock and REIT distribution requirements. At a minimum, we expect that we would distribute at least that amount of proceeds necessary for Boston Properties, Inc. to avoid paying corporate level tax on the applicable gains realized from any asset sales.

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows in “Item 8. Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were $1.8 billion and $0.5 billion at December 31, 2011 and December 31, 2010, respectively, representing an increase of $1.3 billion. The increase was a result of the following changes in cash flows:

	Year ended December 31,
	2011	2010	Increase
	(in thousands)
Net cash provided by operating activities	$606,328	$375,893	$230,435
Net cash (used in) investing activities	$(90,096)	$(1,161,274)	$1,071,178
Net cash provided by (used in) financing activities	$828,028	$(184,604)	$1,012,632

Our principal source of cash flow is related to the operation of our office properties. The average term of our tenant leases, including unconsolidated joint ventures, was approximately 6.8 years at December 31, 2011 with portfolio occupancy rates historically in the range of 91% to 95%. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties, secured and unsecured borrowings and equity offerings.

Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the year December 31, 2011 and 2010 consisted primarily of funding our development projects, the acquisition of the John Hancock Tower and Garage, Bay Colony Corporate Center and 2440 West EI Camino Real, capital distributions from unconsolidated joint ventures and the proceeds from a mortgage loan released from escrow, as detailed below:

	Year ended December 31,
	2011	2010
	(in thousands)
Acquisitions of real estate	$(112,180)	$(394,363)
Construction in progress	(271,856)	(321,978)
Building and other capital improvements	(61,961)	(20,683)
Tenant improvements	(76,320)	(113,495)
Proceeds from land transaction	43,887	—
Proceeds from mortgage loan released from (placed in) escrow	267,500	(267,500)
Deposit on real estate released from (placed in) escrow	10,000	(10,000)
Acquisition of note receivable	—	(22,500)
Issuance of note receivable	(10,442)	—
Capital contributions to unconsolidated joint ventures	(17,970)	(62,806)
Capital distributions from unconsolidated joint ventures	140,505	49,902
Investments in securities, net	(1,259)	2,149

Net cash used in investing activities	$(90,096)	$(1,161,274)

Cash used in investing activities changed primarily due to the following:

•	On February 1, 2011, we completed the acquisition of Bay Colony Corporate Center for an aggregate purchase price of approximately $185.0 million. The purchase price consisted of approximately

$41.1 million of cash and the assumption of approximately $143.9 million of indebtedness. In connection with this transaction, we deposited $10.0 million in escrow, which was returned to us at closing.

•

On November 22, 2011, we acquired 2440 West El Camino Real located in Mountain View, California for a net purchase price of approximately $71.1 million in cash. 2440 West El Camino Real is an approximately 140,000 net rentable square foot Class A office property that is currently 100% leased.

•

On December 29, 2010, we completed the acquisition of the John Hancock Tower and Garage for an aggregate purchase price of approximately $930.0 million. The purchase price consisted of approximately $289.5 million of cash and the assumption of approximately $640.5 million of indebtedness.

•

Construction in progress for the year ended December 31, 2010 includes costs associated with the development of Atlantic Wharf, 2200 Pennsylvania Avenue and Waltham Weston Corporate Center. Construction in progress for the year ended December 31, 2011 includes ongoing expenditures associated with our Atlantic Wharf properties, 2200 Pennsylvania Avenue, the Residences on The Avenue and 510 Madison Avenue developments, which were fully or partially placed in-service during the year ended December 31, 2011. In addition, we incurred costs associated with resuming construction at 250 West 55th Street. In addition, during the year ended December 31, 2011, we commenced the development of Seventeen Cambridge Center, Reston Town Center Residential and the redevelopment of 12310 Sunrise Valley Drive. The completion of our ongoing developments, including our share of our unconsolidated joint venture developments, through 2015 is expected to be fully funded by cash and available draws from construction loans. We estimate our future funding requirement to complete our developments, which includes our share of our unconsolidated joint venture developments and our redevelopment of 12300 Sunrise Valley Drive, to be approximately $868 million.

•	Tenant improvement costs decreased by approximately $37.2 million due to the completion and occupancy of large tenant projects in 2010.

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

•

Proceeds from mortgage loan released from (placed in) escrow relates to the placing in escrow and subsequent release of the mortgage loan for 510 Madison Avenue, located in New York City, which was secured by cash deposits. See Note 6 to the Consolidated Financial Statements.

•

Capital contributions to unconsolidated joint ventures decreased by approximately $44.8 million primarily due to a capital contribution to the joint venture that owns our 125 West 55th Street property in connection with the refinancing of the property during the year ended December 31, 2010.

•

Capital distributions from unconsolidated joint ventures increased by approximately $90.6 million was primarily due to the sale of Two Grand Central during the year ended December 31, 2011 and the distribution of excess loan proceeds to the joint venture that owns our Metropolitan Square property in connection with the refinancing of the property during the year ended December 31, 2010.

Cash used in financing activities for the year ended December 31, 2011 totaled approximately $828.0 million. This consisted primarily of the net proceeds from the offering in November 2011 of our 3.700% senior notes due 2018, the net proceeds from the issuance of shares of Boston Properties, Inc.’s common stock under its ATM program and proceeds from mortgage notes payable, partially offset by the payments of distributions to our unitholders and the repayment of mortgage notes payable. Future debt payments are discussed below under the heading “Capitalization-Debt Financing.”

Capitalization

At December 31, 2011, our total consolidated debt was approximately $8.7 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 5.39% per annum and the weighted-average maturity was approximately 5.5 years.

Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $25.4 billion at December 31, 2011. Total consolidated market capitalization was calculated using Boston Properties, Inc.’s December 31, 2011 closing stock price of $99.60 per common share and the following: (1) 164,670,449 common units of limited partnership interest (including 148,107,611 common units held by Boston Properties, Inc.), (2) an aggregate of 1,460,688 common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest, (3) an aggregate of 1,601,004 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and (4) our consolidated debt totaling approximately $8.7 billion. The calculation of total consolidated market capitalization does not include 400,000 2011 OPP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. Our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, at December 31, 2011, represented approximately 34.25% of our total consolidated market capitalization. This percentage will fluctuate with changes in the value of our common units and therefore with changes in the value of Boston Properties, Inc.’s common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the consolidated debt to total consolidated market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

For a discussion of our unconsolidated joint venture indebtedness, see “Off Balance Sheet Arrangements—Joint Venture Indebtedness.”

Debt Financing

As of December 31, 2011, we had approximately $8.7 billion of outstanding consolidated indebtedness, representing approximately 34.25% of our total consolidated market capitalization as calculated above consisting of approximately (1) $3.865 billion (net of discount) in publicly traded unsecured senior notes (excluding exchangeable senior notes) having a weighted-average interest rate of 5.04% per annum and maturities in 2013, 2015, 2018, 2019, 2020 and 2021; (2) $437.0 million (net of adjustment for the equity component allocation) of exchangeable senior notes having a GAAP interest rate of 5.958% per annum (an effective rate of 3.787% per annum, excluding the effect of the adjustment for the equity component allocation), an initial optional redemption date in 2013 and maturity in 2036; (3) $574.2 million (net of discount and adjustment for the equity component allocation) of exchangeable senior notes having a GAAP interest rate of 5.630% per annum (an effective rate of 3.462% per annum, excluding the effect of the adjustment for the equity component allocation), an initial optional redemption date in 2012 and maturing in 2037; (4) $704.5 million (net of discount and the adjustment for the equity component allocation ) of exchangeable senior notes having a GAAP interest rate of 6.555% per annum (an effective rate of 4.037%, excluding the effect of the adjustment for the equity component allocation) and maturing in 2014; (5) $3.1 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 5.43% per annum and weighted-average term of 5.9 years. The table below summarizes our mortgage notes payable, our unsecured senior notes and our Unsecured Line of Credit at December 31, 2011 and December 31, 2010:

	December 31,
	2011	2010
	(dollars in thousands)
DEBT SUMMARY:
Balance
Fixed rate mortgage notes payable	$3,123,267	$2,730,086
Variable rate mortgage notes payable	—	317,500
Unsecured senior notes, net of discount	3,865,186	3,016,598
Unsecured exchangeable senior notes, net of discount and adjustment for the equity component allocation	1,715,685	1,721,817
Unsecured Line of Credit	—	—

Total	$8,704,138	$7,786,001

Percent of total debt:
Fixed rate	100.00%	95.92%
Variable rate	0.00%	4.08%

Total	100.00%	100.00%

GAAP weighted average interest rate at end of period:
Fixed rate	5.39%	5.75%
Variable rate	0.00%	0.99%

Total	5.39%	5.56%

Coupon/Stated weighted-average interest rate at end of period:
Fixed rate	4.99%	5.25%
Variable rate	0.00%	0.86%

Total	4.99%	5.07%

Unsecured Line of Credit

On June 24, 2011, we amended and restated the revolving credit agreement governing our Unsecured Line of Credit, which (1) reduced the total commitment from $1.0 billion to $750.0 million, (2) extended the maturity date from August 3, 2011 to June 24, 2014, with a provision for a one-year extension at our option, subject to certain conditions and the payment of an extension fee equal to 0.20% of the total commitment then in effect, and (3) increased the per annum variable interest rates available, which resulted in an increase of the per annum variable interest rate on outstanding balances from Eurodollar plus 0.475% per annum to Eurodollar plus 1.225% per annum. Under the amended Unsecured Line of Credit, we may increase the total commitment to $1.0 billion, subject to syndication of the increase. In addition, a facility fee currently equal to an aggregate of 0.225% per annum of the total commitment is payable in equal quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in our unsecured debt ratings. The Unsecured Line of Credit is a recourse obligation of us. The Unsecured Line of Credit also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to us at a reduced interest rate. Our ability to borrow under our Unsecured Line of Credit is subject to our compliance with a number of customary financial and other covenants on an ongoing basis, including:

•	a leverage ratio not to exceed 60%, however the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year;

•	a secured debt leverage ratio not to exceed 55%;

•	a fixed charge coverage ratio of at least 1.40;

•	an unsecured leverage ratio not to exceed 60%, however the unsecured leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year;

•	a minimum net worth requirement of $3.5 billion;

•	an unsecured debt interest coverage ratio of at least 1.75; and

•	limitations on permitted investments, development, partially owned entities, business outside of commercial real estate and commercial non-office properties.

We believe we are in compliance with the financial and other covenants listed above.

On May 11, 2011, we refinanced at maturity our mortgage loan collateralized by our 601 Lexington Avenue property located in New York City totaling approximately $453.3 million utilizing the proceeds of a draw under our Unsecured Line of Credit, which borrowing was secured by a mortgage on the property. On August 19, 2011, we used proceeds from the new mortgage financing on 601 Lexington Avenue to repay the borrowing under our Unsecured Line of Credit (See Note 6 to the Consolidated Financial Statements). As of December 31, 2011, we had no borrowings and letters of credit totaling $13.1 million outstanding under the Unsecured Line of Credit, with the ability to borrow $736.9 million. As of February 21, 2012, we had no borrowings outstanding under the Unsecured Line of Credit.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of December 31, 2011 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	6.250%	6.381%	$182,432	January 15, 2013
10 Year Unsecured Senior Notes	6.250%	6.291%	42,568	January 15, 2013
12 Year Unsecured Senior Notes	5.625%	5.693%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015
10 Year Unsecured Senior Notes	5.875%	5.967%	700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
7 Year Unsecured Senior Notes	3.700%	3.853%	850,000	November 15, 2018

Total principal			3,875,000
Net discount			(9,814)

Total			$3,865,186

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

On November 10, 2011, we completed a public offering of $850.0 million in aggregate principal amount of 3.700% unsecured senior notes due 2018. The notes were priced at 99.767% of the principal amount to yield an effective interest rate (including financing fees) of 3.853% to maturity. The notes will mature on November 15, 2018, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $841.2 million after deducting underwriting discounts and transaction expenses.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (or 25 basis points in the case of the $250 million of notes that mature on June 1, 2015, 40 basis points in the case of the $700 million of notes that mature on October 15, 2019, and 30 basis points in the case of the $700 million and $850 million of notes that mature on November 15, 2020 and May 15, 2021, respectively), in each case plus accrued and unpaid interest to the redemption date. The indentures under which our unsecured senior notes were issued contain restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.50, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of December 31, 2011, we believe we were in compliance with each of these financial restrictions and requirements.

Unsecured Exchangeable Senior Notes

The following summarizes the unsecured exchangeable senior notes outstanding as of December 31, 2011 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by BPLP	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A	February 15, 2014
2.875% Exchangeable Senior Notes	2.875%	3.462%	7.0430	(3)	576,194	February 20, 2012(4)	February 15, 2037
3.750% Exchangeable Senior Notes	3.750%	3.787%	10.0066	(5)	450,000	May 18, 2013(6)	May 15, 2036

Total principal					1,773,694
Net discount					(3,462)
Adjustment for the equity component allocation, net of accumulated amortization					(54,547)

Total					$1,715,685

(1)	Yield on issuance date including the effects of discounts on the notes but excluding the effects of the adjustment for the equity component allocation.
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of Boston Properties, Inc.’s common stock). In addition, we entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions are expected to have the effect of increasing the effective exchange price to us of the notes from $117.58 to approximately $137.17 per share, representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of Boston Properties, Inc.’s common stock. The net cost of the capped call transactions was approximately $44.4 million. As of December 31, 2011, the effective exchange price was $135.25 per share.
(3)	In connection with the special dividend of $5.98 per share of Boston Properties, Inc.’s common stock declared on December 17, 2007, the exchange rate was adjusted from 6.6090 to 7.0430 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $141.98 per share of Boston Properties, Inc.’s common stock.
(4)	We repurchased/redeemed the notes for cash in February 2012 at a price equal to 100% of the principal amount of the notes being repurchased/redeemed plus any accrued and unpaid interest up to, but excluding, the repurchase/redemption date. See Note 20 to the Consolidated Financial Statements.
(5)	In connection with the special dividend of $5.98 per share of Boston Properties, Inc.’s common stock declared on December 17, 2007, the exchange rate was adjusted from 9.3900 to 10.0066 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $99.93 per share of Boston Properties, Inc.’s common stock.
(6)	Holders may require us to repurchase the notes for cash on May 18, 2013 and May 15, 2016, 2021, 2026 and 2031 and at any time prior to their maturity upon a fundamental change, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the repurchase date.

Mortgage Debt

The following represents the outstanding principal balances due under the mortgage notes payable at December 31, 2011:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
599 Lexington Avenue	5.57%	5.41%	$750,000	$—	$750,000	(2)(3)	March 1, 2017
601 Lexington Avenue	4.75%	4.79%	725,000	—	725,000		April 10, 2022
John Hancock Tower	5.68%	5.05%	640,500	19,533	660,033	(1)(3)	January 6, 2017
Embarcadero Center Four	6.10%	7.02%	370,091	—	370,091	(4)	December 1, 2016
Bay Colony Corporate Center	6.53%	3.98%	143,900	1,773	145,673	(1)(3)	June 11, 2012
505 9th Street	5.73%	5.87%	125,844	—	125,844	(5)	November 1, 2017
One Freedom Square	7.75%	5.34%	65,511	581	66,092	(1)(6)	June 30, 2012
New Dominion Tech Park, Bldg. Two	5.55%	5.58%	63,000	—	63,000	(3)	October 1, 2014
140 Kendrick Street	7.51%	5.25%	49,032	1,259	50,291	(1)	July 1, 2013
New Dominion Tech. Park, Bldg. One	7.69%	7.84%	47,406	—	47,406		January 15, 2021
Kingstowne Two and Retail	5.99%	5.61%	36,425	545	36,970	(1)	January 1, 2016
Montvale Center	9.93%	10.07%	25,000	—	25,000	(3)(7)	June 6, 2012
Sumner Square	7.35%	7.54%	23,827	—	23,827		September 1, 2013
Kingstowne One	5.96%	5.68%	17,717	103	17,820	(1)	May 5, 2013
University Place	6.94%	6.99%	16,220	—	16,220		August 1, 2021

Total			$3,099,473	$23,794	$3,123,267

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required to reflect loans at their fair values upon acquisition. All adjustments to reflect loans at their fair value upon acquisition are noted above.
(2)	On December 19, 2006, we terminated the forward-starting interest rate swap contracts related to this financing and received approximately $10.9 million, which amount will reduce our interest expense for this mortgage over the term of the financing, resulting in an effective interest rate of 5.41% per annum for the financing. The stated interest rate is 5.57% per annum.
(3)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(4)	On November 13, 2008, we closed on an eight-year, $375.0 million mortgage loan collateralized by this property. The mortgage loan bears interest at a fixed rate of 6.10% per annum. Under our interest rate hedging program, we will reclassify into earnings over the eight-year term of the loan as an increase in interest expense approximately $26.4 million (approximately $3.3 million per year) of the amounts recorded on our Consolidated Balance Sheets within Accumulated Other Comprehensive Loss resulting in an effective interest rate of 7.02% per annum.
(5)	This property is owned by a consolidated joint venture in which we have a 50% interest.
(6)	We have agreed to guarantee approximately $7.9 million related to our obligation to provide funds for certain tenant re-leasing costs.
(7)	As previously disclosed, we notified the master servicer of the non-recourse mortgage loan collateralized by this property that the cash flows generated from the property were insufficient to fund debt service payments and capital improvements necessary to lease and operate the property and that we were not prepared to fund any cash shortfalls. We are not current on making debt service payments and are currently accruing interest at the default interest rate of 9.93% per annum. The loan was originally scheduled to mature on June 6, 2012. See Note 20 to the Consolidated Financial Statements.

Contractual aggregate principal payments of mortgage notes payable at December 31, 2011 are as follows:

Year	Principal Payments
(in thousands)
2012	$248,986
2013	103,209
2014	87,757
2015	26,182
2016	397,629
Thereafter	2,235,710

Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Our primary market risk results from our indebtedness, which bears interest at fixed and variable rates. The fair value of our debt obligations are affected by changes in the market interest rates. We manage our market risk by matching long-term leases with long-term, fixed-rate, non-recourse debt of similar duration. We continue to follow a conservative strategy of generally pre-leasing development projects on a long-term basis to creditworthy tenants in order to achieve the most favorable construction and permanent financing terms. Approximately 100% of our outstanding debt has fixed interest rates, which minimizes the interest rate risk through the maturity of such outstanding debt. We also manage our market risk by entering into hedging arrangements with financial institutions. Our primary objectives when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure and to fix a portion of the interest rate for anticipated financing and refinancing transactions. This in turn, reduces the risks that the variability of cash flows imposes on variable rate debt. Our strategy mitigates us against future increases in interest rates.

At December 31, 2011, we had no outstanding variable rate debt. At December 31, 2011, the weighted-average interest rate on our variable rate debt was approximately 0.00% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased by approximately $0.0 million for the year ended December 31, 2011.

At December 31, 2011 our weighted-average coupon/stated rate on all of our fixed and variable rate debt was 4.99% and 0.00%, respectively. The weighted-average coupon/stated rate for our senior notes and unsecured exchangeable debt was 4.96% and 3.68%, respectively.

Funds from Operations

Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate Funds from Operations, or “FFO,” by adjusting net income (loss) attributable to Boston Properties Limited Partnership (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, impairment losses on depreciable real estate of consolidated real estate, impairment losses on investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships, joint ventures and preferred distributions. FFO is a non-GAAP financial measure. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment losses on depreciable real estate of consolidated real estate, impairment losses on investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently.

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

The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership to FFO and FFO, as adjusted, for the years ended December 31, 2011, 2010, 2009, 2008 and 2007:

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$317,152	$191,743	$276,350	$132,525	$1,585,568
Add:
Noncontrolling interest—redeemable preferred units	3,339	3,343	3,594	4,226	10,429
Noncontrolling interests in property partnerships	1,558	3,464	2,778	1,997	84
Less:
Gains on sales of real estate from discontinued operations	—	—	—	—	266,817
Income from discontinued operations	—	—	—	—	7,274
Gains on sales of real estate	—	2,734	11,760	33,340	957,406

Income from continuing operations	322,049	195,816	270,962	105,408	364,584
Add:
Real estate depreciation and amortization(1)	533,568	442,323	438,495	374,575	287,854
Impairment losses on investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures(2)	—	—	13,555	165,158	—
Income from discontinued operations	—	—	—	—	7,274
Less:
Gains on sales of real estate included within income (loss) from unconsolidated joint ventures(3)	46,166	572	—	—	15,453
Noncontrolling interests in property partnerships’ share of funds from operations	3,412	6,862	5,513	3,949	437
Noncontrolling interest—redeemable preferred units(4)	3,339	3,343	3,594	3,738	4,266

Funds from operations attributable to Boston Properties Limited Partnership	802,700	627,362	713,905	637,454	639,556
Add:
Losses from early extinguishments of debt associated with the sales of real estate	—	—	—	—	2,675

Funds from operations attributable to Boston Properties Limited Partnership after supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate	$802,700	$627,362	$713,905	$637,454	$642,231

Weighted average units outstanding—basic	164,486	159,821	151,386	140,336	139,290

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $430,961, $330,148, $313,458, $296,122 and $278,249, our share of unconsolidated joint venture real estate depreciation and amortization of $103,970, $113,945, $126,943, $80,303 and $8,247, and depreciation and amortization from discontinued operations of $0, $0, $0, $0 and $2,948, less corporate related depreciation and amortization of $1,363, $1,770, $1,906, $1,850 and $1,590 for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

(2)	Consists of non-cash impairment losses on the Company’s investment in its Value-Added Fund totaling approximately $13.6 million for the year ended December 31, 2009. Consists of non-cash impairment losses of approximately $31.9 million, $74.3 million, $45.1 million and $13.8 million on the Company’s investments in 540 Madison Avenue, Two Grand Central Tower, 125 West 55th Street and the Value-Added Fund, respectively, for the year ended December 31, 2008. The non-cash impairment losses on investments in unconsolidated joint ventures included above were driven by measurable decreases in the fair value of depreciable real estate owned by the unconsolidated joint ventures and have been reflected within income (loss) from unconsolidated joint ventures in the Company’s consolidated statements of operations. The Company has not included the non-cash impairment loss on its investment in its Eighth Avenue and 46th Street unconsolidated joint venture totaling approximately $23.2 million for the year ended December 31, 2008 as the underlying real estate consisted of an assemblage of land parcels and air-rights and therefore was not depreciable real estate.
(3)	Consists of approximately $46.2 million related to the gain on sale of real estate associated with the sale of Two Grand Central Tower for the year ended December 31, 2011. Consists of approximately $0.6 million related to our share of the gain on sale associated with the sale of our 5.0% equity interest in the unconsolidated joint venture entity that owns the retail portion of the Wisconsin Place mixed-use property for the year ended December 31, 2010. Consists of approximately $15.5 million related to our share of the gain on sale and related loss from early extinguishment of debt associated with the sale of Worldgate Plaza for the year ended December 31, 2007.
(4)	Excludes approximately $5.6 million for the year ended December 31, 2007 of income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special distribution that followed previously completed sales of real estate.

Reconciliation to Diluted Funds from Operations:

	For the years ended December 31,
	2011		2010		2009		2008		2007
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
Basic funds from operations after supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate	$802,700	164,486	$627,362	159,821	$713,905	151,386	$637,454	140,336	$642,231	139,290
Effect of Dilutive Securities:
Convertible Preferred Units(1)	3,339	1,461	3,343	1,461	3,594	1,461	3,738	1,461	4,266	1,674
Stock Options	—	525	—	618	—	462	—	1,319	—	1,941

Diluted funds from operations after supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate	$806,039	166,472	$630,705	161,900	$717,499	153,309	$641,192	143,116	$646,497	142,905

(1)	Excludes approximately $5.6 million for the year ended December 31, 2007 of income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special distribution that followed previously completed sales of real estate.

Net Operating Income

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income attributable to Boston Properties Limited Partnership, the most directly comparable GAAP financial measure, plus net income attributable to noncontrolling interests, losses from early extinguishments of debt, losses (gains) from investments in securities, net derivative losses, suspension of development, depreciation and amortization, interest expense, acquisitions costs and general and administrative expense, less gains on sales of real estate from discontinued operations, income from discontinued operations, gains on sales of real estate, income (loss) from unconsolidated joint ventures, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

The following sets forth a reconciliation of NOI to net income attributable to Boston Properties Limited Partnership for the fiscal years 2007 through 2011.

	Years ended December 31,
	2011	2010	2009	2008	2007
Net operating income	$1,105,986	$982,726	$957,547	$923,384	$888,425
Add:
Development and management services income	33,435	41,231	34,878	30,518	20,553
Income (loss) from unconsolidated joint ventures	85,896	36,774	12,058	(182,018)	20,428
Interest and other income	5,358	7,332	4,059	18,958	89,706
Gains on sales of real estate	—	2,734	11,760	33,340	957,406
Income from discontinued operations	—	—	—	—	7,274
Gains on sales of real estate from discontinued operations	—	—	—	—	266,817
Less:
General and administrative	81,442	79,658	75,447	72,365	69,882
Acquisition costs	155	2,614	—	—	—
Suspension of development	—	(7,200)	27,766	—	—
Depreciation and amortization	430,961	330,148	313,458	296,122	278,249
Losses (gains) from investments in securities	443	(935)	(2,434)	4,604	—
Interest expense	394,131	378,079	322,833	295,322	302,980
Losses from early extinguishments of debt	1,494	89,883	510	—	3,417
Net derivative losses	—	—	—	17,021	—
Noncontrolling interests in property partnerships	1,558	3,464	2,778	1,997	84
Noncontrolling interest—redeemable preferred units	3,339	3,343	3,594	4,226	10,429

Net income attributable to Boston Properties Limited Partnership	$317,152	$191,743	$276,350	$132,525	$1,585,568

Contractual Obligations

As of December 31, 2011, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	Total	2012	2013	2014	2015	2016	Thereafter
	(Dollars in thousands)
Contractual Obligations:
Long-term debt
Mortgage debt(1)	$4,049,953	$414,655	$258,169	$237,186	$171,230	$539,610	$2,429,103
Unsecured senior notes(1)	5,235,439	190,363	408,419	176,388	711,700	147,013	3,601,556
Exchangeable senior notes(1)(2)	1,862,058	624,307	483,477	754,274	—	—	—
Unsecured line of credit(1)	—	—	—	—	—	—	—
Ground leases	993,682	12,693	12,908	13,272	13,595	13,820	927,394
Tenant obligations(3)	163,214	151,069	8,790	2,752	510	76	17
Construction contracts on development projects	661,678	360,537	205,548	67,712	27,881	—	—
Other Obligations	2,367	473	73	73	73	1,363	312

Total Contractual Obligations	$12,968,391	$1,754,097	$1,377,384	$1,251,657	$924,989	$701,882	$6,958,382

(1)	Amounts include principal and interest payments.
(2)	Amounts are included in the year in which the first optional redemption date occurs (or, in the case of the exchangeable notes due 2014, the year of maturity).
(3)	Committed tenant-related obligations based on executed leases as of December 31, 2011 (tenant improvements and lease commissions).

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

During the fourth quarter of 2011, we paid approximately $38.3 million to fund tenant-related obligations, including tenant improvements and leasing commissions, and incurred approximately $59.3 million of new tenant-related obligations associated with approximately 1.3 million square feet of second generation leases, or approximately $47 per square foot. In addition, we signed leases for approximately 36,000 square feet at our development properties. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In the aggregate, during the fourth quarter of 2011, we signed leases for approximately 1.3 million square feet of space and incurred aggregate tenant-related obligations of approximately $62.4 million, or approximately $48 per square foot.

Off-Balance Sheet Arrangements — Joint Venture Indebtedness

We have investments in twelve unconsolidated joint ventures (including our investment in the Value-Added Fund) with our effective ownership interests ranging from 25% to 60%. Nine of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At December 31, 2011, the aggregate debt, including both our and our partners’ share, incurred by these ventures was approximately $3.0 billion (of which our proportionate share is approximately $1.4 billion). The table below summarizes the outstanding debt of these joint venture properties at December 31, 2011. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
General Motors Building:
Secured 1st Mortgage	60%	5.95%	6.50%	$1,300,000	$(38,694)	$1,261,306	(1)(2)(3)	October 7, 2017
Mezzanine Loan	60%	6.02%	8.00%	306,000	(31,546)	274,454	(1)(2)(4)	October 7, 2017
Partner Loans	60%	11.00%	11.00%	450,000	—	450,000	(5)	June 9, 2017
125 West 55th Street	60%	6.09%	6.15%	202,748	—	202,748	(6)	March 10, 2020
540 Madison Avenue	60%	5.20%	6.75%	118,633	(2,578)	116,055	(1)(7)	July 11, 2013
Metropolitan Square	51%	5.75%	5.81%	175,000	—	175,000		May 5, 2020
Market Square North	50%	4.85%	4.90%	130,000	—	130,000		October 1, 2020
Annapolis Junction	50%	2.00%	2.16%	42,250	—	42,250	(8)	March 31, 2018
Annapolis Junction Lot 6	50%	1.93%	2.53%	8,285		8,285	(2)(9)	November 17, 2013
Mountain View Tech. Park
Secured 1st Mortgage	39.5%	2.41%	2.98%	20,000	—	20,000	(2)(10)(11)	November 22, 2014
BPLP loan	39.5%	10.0%	10.0%	3,700		3,700	(2)(12)	November 22, 2014
Mountain View Research Park:
Secured 1st Mortgage	39.5%	2.76%	2.96%	91,882	—	91,882	(10)(13)	May 31, 2014
BPLP loan	39.5%	10.0%	10.0%	6,375		6,375	(2)(14)	May 31, 2014
500 North Capitol Street	30%	1.92%	2.60%	39,592	—	39,592	(2)(15)	October 14, 2014
901 New York Avenue	25%	5.19%	5.27%	159,747	—	159,747		January 1, 2015
300 Billerica Road	25%	5.69%	6.04%	7,500	—	7,500	(2)(10)	January 1, 2016

Total				$3,061,712	$(72,818)	$2,988,894

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required to reflect loans at their fair values upon acquisition. All adjustments to reflect loans at their fair value upon acquisition are noted above.
(2)	The loan requires interest only payments with a balloon payment due at maturity.
(3)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of December 31, 2011, the maximum funding obligation under the guarantee was approximately $20.5 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.
(4)	Principal amount does not include the assumed mezzanine loan with an aggregate principal amount of $294.0 million and a stated rate of 6.02% per annum, as the venture acquired the lenders’ interest in this loan for a purchase price of approximately $263.1 million in cash.
(5)	In connection with the capitalization of the joint venture, loans totaling $450.0 million were funded by the venture’s partners on a pro-rata basis. Our share of the partner loans totaling $270.0 million has been reflected in Related Party Note Receivable on our Consolidated Balance Sheets.
(6)	In connection with the refinancing of this property’s secured loan by the joint venture, we have guaranteed the joint venture’s obligation to fund an escrow related to certain lease rollover costs in lieu of an initial cash deposit for the full amount. The maximum funding obligation under the guarantee was $21.3 million. At closing, the joint venture funded a $10.0 million cash deposit into an escrow account and the remaining $11.3 million will be further reduced with scheduled monthly deposits from operating cash flows. As of December 31, 2011, the remaining funding obligation under the guarantee was approximately $1.8 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.
(7)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund tenant improvements and leasing commissions.

(8)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on March 31, 2018 with one, three-year extension option, subject to certain conditions.
(9)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on November 17, 2013 with two, one-year extension options, subject to certain conditions.
(10)	This property is owned by the Value-Added Fund.
(11)	The mortgage loan bears interest at a variable rate equal to LIBOR plus 2.50% per annum.
(12)	In conjunction with the mortgage loan modification we agreed to lend up to $6.0 million to the Value-Added Fund, of which approximately $3.7 million had been advanced as of December 31, 2011. The loan from us bears interest at a fixed rate of 10.0% per annum and matures on November 22, 2014. This loan has been reflected in Related Party Note Receivable on our Consolidated Balance Sheets.
(13)	The mortgage loan bears interest at a variable rate equal to LIBOR plus 2.50% per annum.
(14)	In conjunction with the mortgage loan modification, we agreed to lend up to $12.0 million to our Value-Added Fund, of which approximately $6.4 million has been advanced to date. The loan from us bears interest at a fixed rate of 10.0% per annum and matures on May 31, 2014. This loan has been reflected in Related Party Note Receivable on our Consolidated Balance Sheets.
(15)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on October 14, 2014 with two, one-year extension options, subject to certain conditions.

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

Reclassifications and Adoption of New Accounting Pronouncements

Certain prior year amounts have been reclassified to conform to the current year presentation. In addition, certain prior year amounts have been revised as a result of the adoption on January 1, 2009 of (1) ASC 470-20 (formerly known as FSP No. APB 14-1) (See Note 8 of the Consolidated Financial Statements), (2) the guidance included in ASC 810 “Consolidation” (formerly known as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”)) and ASC 480-10-S99 “Distinguishing Liabilities from Equity” (formerly known as EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities” (Amended) and (3) the guidance included in ASC 260-10 “Earnings Per Share” (formerly known as FSP EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” ) (See Note 15 of the Consolidated Financial Statements).

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

As of December 31, 2011, approximately $8.7 billion of our consolidated borrowings bore interest at fixed rates and none of our consolidated borrowings bore interest at variable rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 5 to the Consolidated Financial Statements and “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2012	2013	2014	2015	2016	2016+	Total	Fair Value
	(dollars in thousands)
	Secured debt
Fixed Rate	$255,802	$107,480	$91,719	$30,339	$401,855	$2,236,072	$3,123,267	$3,297,903
Average Interest Rate	4.99%	5.99%	5.66%	5.87%	6.84%	5.18%	5.43%
Variable Rate	—	—	—	—	—	—	—	—

	Unsecured debt
Fixed Rate	$—	$224,907	$—	$549,313	$—	$3,090,966	$3,865,186	$4,148,461
Average Interest Rate	—	6.36%	—	5.47%	—	4.87%	5.04%
Variable Rate	—	—	—	—	—	—	—	—

	Unsecured exchangeable debt
Fixed Rate(1)	$575,801	$450,000	$744,431	$—	$—	$—	$1,770,232	$1,904,115
Adjustment for the equity component allocation	(29,057)	(23,052)	(2,438)	—	—	—	(54,547)	—

Total Fixed Rate	546,744	426,948	741,993	—	—	—	1,715,685	—
Average Interest Rate	5.63%	5.96%	6.56%	—	—	—	6.09%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$802,546	$759,335	$833,712	$579,652	$401,855	$5,327,038	$8,704,138	$9,350,479

(1)	Amounts are included in the year in which the first optional redemption date occurs (or, in the case of the exchangeable notes due 2014, the year of maturity).

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

As of the end of the Company’s 2011 fiscal year, management conducted assessments of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these assessments, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 was effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 103, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

Report of Independent Registered Public Accounting Firm

To the Partners of

Boston Properties Limited Partnership:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Properties Limited Partnership and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 28, 2012

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(in thousands, except for unit amounts)

	December 31, 2011	December 31, 2010
ASSETS
Real estate, at cost:	$12,949,326	$12,324,789
Less: accumulated depreciation	(2,593,780)	(2,282,835)

Total real estate	10,355,546	10,041,954
Cash and cash equivalents	1,823,208	478,948
Cash held in escrows	40,332	308,031
Investments in securities	9,548	8,732
Tenant and other receivables (net of allowance for doubtful accounts of $1,766 and $2,081, respectively)	79,838	60,813
Related party notes receivable	280,442	270,000
Interest receivable from related party notes receivable	89,854	69,005
Accrued rental income (net of allowance of $2,515 and $3,116, respectively)	522,675	442,683
Deferred charges, net	445,403	436,019
Prepaid expenses and other assets	75,458	65,663
Investments in unconsolidated joint ventures	669,722	767,252

Total assets	$14,392,026	$12,949,100

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$3,123,267	$3,047,586
Unsecured senior notes (net of discount of $9,814 and $8,402, respectively)	3,865,186	3,016,598
Unsecured exchangeable senior notes (net of discount of $3,462 and $8,249, respectively)	1,715,685	1,721,817
Unsecured line of credit	—	—
Accounts payable and accrued expenses	155,139	161,592
Distributions payable	91,901	81,031
Accrued interest payable	69,105	62,327
Other liabilities	293,515	237,467

Total liabilities	9,313,798	8,328,418

Commitments and contingencies	—	—

Noncontrolling interests:
Redeemable partnership units—1,113,044 preferred units outstanding (1,460,688 common units at redemption value, if converted) at December 31, 2011 and December 31, 2010	145,484	125,765

Redeemable partnership units—16,562,838 and 19,387,871 common units and 1,601,004 and 1,507,164 long term incentive units outstanding at redemption value at December 31, 2011 and December 31, 2010, respectively	1,809,119	1,801,592

Capital:
Boston Properties Limited Partnership partners’ capital—1,662,715 and 1,610,941 general partner units and 146,444,896 and 138,588,164 limited partner units outstanding at December 31, 2011 and December 31, 2010, respectively	3,124,688	2,693,939
Noncontrolling interests in property partnerships	(1,063)	(614)

Total capital	3,123,625	2,693,325

Total liabilities and capital	$14,392,026	$12,949,100

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands, except for per unit amounts)
Revenue
Rental
Base rent	$1,407,070	$1,231,564	$1,185,431
Recoveries from tenants	201,395	180,719	200,899
Parking and other	83,097	64,490	66,597

Total rental revenue	1,691,562	1,476,773	1,452,927
Hotel revenue	34,529	32,800	30,385
Development and management services	33,435	41,231	34,878

Total revenue	1,759,526	1,550,804	1,518,190

Expenses
Operating
Rental	593,977	501,694	501,799
Hotel	26,128	25,153	23,966
General and administrative	81,442	79,658	75,447
Acquisition costs	155	2,614	—
Suspension of development	—	(7,200)	27,766
Depreciation and amortization	430,961	330,148	313,458

Total expenses	1,132,663	932,067	942,436

Operating income	626,863	618,737	575,754
Other income (expense)
Income from unconsolidated joint ventures	85,896	36,774	12,058
Interest and other income	5,358	7,332	4,059
Gains (losses) from investments in securities	(443)	935	2,434
Interest expense	(394,131)	(378,079)	(322,833)
Losses from early extinguishments of debt	(1,494)	(89,883)	(510)

Income from continuing operations	322,049	195,816	270,962
Gains on sales of real estate	—	2,734	11,760

Net income	322,049	198,550	282,722
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(1,558)	(3,464)	(2,778)
Noncontrolling interest—redeemable preferred units	(3,339)	(3,343)	(3,594)

Net income attributable to Boston Properties Limited Partnership	$317,152	$191,743	$276,350

Basic earnings per common unit attributable to Boston Properties Limited Partnership:
Net income	$1.93	$1.20	$1.83

Weighted average number of common units outstanding	164,486	159,821	151,386

Diluted earnings per common unit attributable to Boston Properties Limited Partnership:
Net income	$1.92	$1.20	$1.82

Weighted average number of common and common equivalent units outstanding	165,011	160,438	151,848

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

	For the year ended December 31,
	2011	2010	2009
	(in thousands)
Net income	$322,049	$198,550	$282,722
Other comprehensive income:
Net effective portion of interest rate contracts	—	421	—
Amortization of interest rate contracts	2,595	3,408	2,904

Other comprehensive income	2,595	3,829	2,904

Comprehensive income	324,644	202,379	285,626
Comprehensive income attributable to noncontrolling interests	(4,897)	(6,807)	(6,372)

Comprehensive income attributable to Boston Properties Limited Partnership	$319,747	$195,572	$279,254

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(dollars in thousands)

Total Partners’ Capital
Balance at December 31, 2008	$2,664,853
Contributions	853,115
Net income allocable to general and limited partner units	239,228
Distributions	(290,534)
Accumulated other comprehensive loss	2,514
Unearned compensation	(579)
Conversion of redeemable partnership units	3,970
Adjustment to reflect redeemable partnership units at redemption value	(290,547)

Balance at December 31, 2009	3,182,020
Contributions	26,750
Net income allocable to general and limited partner units	167,295
Distributions	(279,268)
Accumulated other comprehensive loss	3,341
Unearned compensation	(1,075)
Acquisition of noncontrolling interest in property partnership	(19,098)
Acquisition of equity component of exchangeable senior notes	(439)
Conversion of redeemable partnership units	17,182
Adjustment to reflect redeemable partnership units at redemption value	(402,769)

Balance at December 31, 2010	2,693,939
Contributions	450,412
Net income allocable to general and limited partner units	280,902
Distributions	(300,996)
Accumulated other comprehensive loss	2,298
Unearned compensation	6,537
Conversion of redeemable partnership units	85,498
Adjustment to reflect redeemable partnership units at redemption value	(93,902)

Balance at December 31, 2011	$3,124,688

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income	$322,049	$198,550	$282,722
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	430,961	330,148	313,458
Non-cash compensation expense	29,672	32,852	26,636
Income from unconsolidated joint ventures	(85,896)	(36,774)	(12,058)
Distributions of net cash flow from operations of unconsolidated joint ventures	39,851	16,734	12,676
Losses (gains) on investments in securities	443	(935)	(2,434)
Non-cash portion of interest expense	54,962	56,174	55,664
Settlement of accreted debt discount on repurchases of unsecured exchangeable senior notes	(5,601)	(17,555)	—
Losses from early extinguishments of debt	1,494	12,211	10
Suspension of development	—	(7,200)	27,766
Non-cash rental revenue	—	—	(3,600)
Gains on sales of real estate	—	(2,734)	(11,760)
Change in assets and liabilities:
Cash held in escrows	(9,801)	(8,664)	103
Tenant and other receivables, net	(19,396)	(5,115)	1,844
Accrued rental income, net	(79,992)	(79,562)	(46,410)
Prepaid expenses and other assets	(39,213)	3,239	4,717
Accounts payable and accrued expenses	6,660	(32,839)	14,848
Accrued interest payable	6,778	(13,731)	8,926
Other liabilities	6,569	(9,393)	(9,452)
Tenant leasing costs	(53,212)	(59,513)	(46,280)

Total adjustments	284,279	177,343	334,654

Net cash provided by operating activities	606,328	375,893	617,376

Cash flows from investing activities:
Acquisitions of real estate	(112,180)	(394,363)	(3,664)
Construction in process	(271,856)	(321,978)	(371,958)
Building and other capital improvements	(61,961)	(20,683)	(28,630)
Tenant improvements	(76,320)	(113,495)	(38,592)
Proceeds from land transaction	43,887	—	—
Proceeds from mortgage loan released from (placed in) escrow	267,500	(267,500)	—
Deposit on real estate released from (placed in) escrow	10,000	(10,000)	—
Acquisition of note receivable	—	(22,500)	—
Issuance of notes receivable	(10,442)	—	—
Capital contributions to unconsolidated joint ventures	(17,970)	(62,806)	(11,015)
Capital distributions from unconsolidated joint ventures	140,505	49,902	3,180
Investments in securities, net	(1,259)	2,149	4,078

Net cash used in investing activities	(90,096)	(1,161,274)	(446,601)

The accompanying notes are an integral part of these financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2011	2010	2009
	(in thousands)
Cash flows from financing activities:
Proceeds from mortgage notes payable	1,178,306	268,964	107,929
Repayments of mortgage notes payable	(1,251,841)	(730,191)	(125,238)
Proceeds from unsecured senior notes	848,019	1,542,947	699,517
Repurchases of unsecured senior notes	—	(700,000)	—
Repurchases of unsecured exchangeable senior notes	(44,586)	(218,592)	—
Repurchase of equity component of unsecured exchangeable senior notes	—	(439)	—
Repayments of unsecured line of credit	—	—	(100,000)
Repayment of note payable	—	—	(25,000)
Deferred financing costs	(15,970)	(16,353)	(9,849)
Deposit on mortgage loan financing	(14,500)	—	—
Returned deposit on mortgage loan financing	14,500	—	—
Net proceeds from ATM stock issuances	439,037	—	—
Partner contributions	9,667	22,593	850,624
Distributions	(332,597)	(324,686)	(357,328)
Acquisition of noncontrolling interest in property partnership	—	(25,482)	—
Distributions to noncontrolling interests in property partnerships	(2,007)	(3,365)	(4,007)

Net cash provided by (used in) financing activities	828,028	(184,604)	1,036,648

Net increase (decrease) in cash and cash equivalents	1,344,260	(969,985)	1,207,423
Cash and cash equivalents, beginning of the year	478,948	1,448,933	241,510

Cash and cash equivalents, end of the year	$1,823,208	$478,948	$1,448,933

Supplemental disclosures:
Cash paid for interest	$386,170	$394,172	$307,059

Interest capitalized	$48,178	$40,981	$48,816

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$10,767	$3,693	$36,789

Mortgage notes payable assumed in connection with the acquisition of real estate	$143,900	$843,104	$—

Note receivable converted to real estate	$—	$22,500	$—

Distributions declared but not paid	$91,901	$81,031	$80,536

Conversions of redeemable partnership units to partners’ capital	$85,498	$17,182	$3,970

Issuance of restricted securities to employees	$25,087	$19,222	$22,964

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation

Organization

Boston Properties Limited Partnership (the “Company”), a Delaware limited partnership, is the entity through which Boston Properties, Inc., a self-administered and self-managed real estate investment trust (“REIT”), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Boston Properties, Inc. is the sole general partner of the Company and at December 31, 2011 owned an approximate 88.3% (86.2% at December 31, 2010) general and limited partnership interest in the Company. Partnership interests in the Company are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). In addition, in February 2008 and February 2011, the Company issued LTIP Units in connection with the granting to employees of outperformance awards (also referred to as “2008 OPP Units” and “2011 OPP Units,” respectively). Because the rights, preferences and privileges of 2008 OPP Units and 2011 OPP Units differ from other LTIP Units granted to employees as part of the annual compensation process, unless specifically noted otherwise, all references to LTIP Units exclude 2008 OPP Units and 2011 OPP Units. On February 5, 2011, the measurement period for the Company’s 2008 OPP Unit awards expired and Boston Properties, Inc.’s total return to shareholders (“TRS”) was not sufficient for employees to earn and therefore become eligible to vest in any of the 2008 OPP Unit awards. Accordingly, all 2008 OPP Unit awards were automatically forfeited (See Note 17).

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

At December 31, 2011, there was one series of Preferred Units outstanding (i.e., Series Two Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Company. Preferred Units may also be converted into OP Units at the election of the holder thereof or the Company in accordance with the amendment to the partnership agreement (See Note 11).

All references to the Company refer to Boston Properties Limited Partnership and its consolidated subsidiaries, collectively, unless the context otherwise requires.

Properties

At December 31, 2011, the Company owned or had interests in a portfolio of 153 commercial real estate properties (the “Properties”) aggregating approximately 42.2 million net rentable square feet, including seven properties under construction totaling approximately 2.6 million net rentable square feet. In addition, the

Company had structured parking for approximately 44,528 vehicles containing approximately 15.1 million square feet. At December 31, 2011, the Properties consist of:

•	146 office properties, including 128 Class A office properties (including six properties under construction) and 18 Office/Technical properties;

•	one hotel;

•	three retail properties; and

•	three residential properties (including one property under construction).

The Company owns or controls undeveloped land parcels totaling approximately 510.5 acres. In addition, the Company has a noncontrolling interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company has pursued the acquisition of value-added investments in assets within its existing markets. The Company’s investments through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At December 31, 2011, the Value-Added Fund had investments in 24 buildings comprised of an office property in Chelmsford, Massachusetts and office complexes in Mountain View, California.

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

Real estate is stated at depreciated cost. A variety of costs are incurred in the acquisition, development and leasing of properties. The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Effective January 1, 2009, the Company was required to expense costs that an acquirer incurs to effect a business combination such as legal, due diligence and other closing related costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, internal wages, property taxes, insurance, and other project costs incurred during the period of development. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determinations of when a development project commences and capitalization begins, and when a development project is substantially complete and held available for occupancy and capitalization must cease, involve a degree of judgment. The Company’s capitalization policy on development properties is guided by guidance in ASC 835-20 “Capitalization of Interest” and ASC 970 “Real Estate – General” (formerly known as SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Projects”). The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs necessary to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company begins the capitalization of costs during the pre-construction period, which it defines as activities that are necessary to the development of the property. The Company considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction, or if activities necessary for the development of the property have been suspended. Interest costs capitalized for the years ended December 31, 2011, 2010 and 2009 were $48.2 million, $41.0 million and $48.8 million, respectively. Salaries and related costs capitalized for the years ended December 31, 2011, 2010 and 2009 were $6.5 million, $6.2 million and $7.9 million, respectively.

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

Investments in Securities

The Company accounts for investments in trading securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The designation of trading securities is generally determined at acquisition. The Company maintains a deferred compensation plan that is designed to allow officers of the Company to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these deferrals. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2011 and 2010, the Company has funded approximately $9.5 million and $8.7 million, respectively, into a separate account, which is not restricted as to its use. The Company recognized gains (losses) of approximately $(0.4) million, $0.9 million and $2.2 million on its investments in the account associated with the Company’s deferred compensation plan during the years ended December 31, 2011, 2010 and 2009, respectively.

Tenant and other receivables

Tenant and other accounts receivable, other than accrued rents receivable, are expected to be collected within one year.

Deferred Charges

Deferred charges include leasing costs and financing fees. Leasing costs include an allocation for acquired intangible in-place lease values and direct and incremental fees and costs incurred in the successful negotiation of leases, including brokerage, legal, internal leasing employee salaries and other costs which have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Internal leasing salaries and related costs capitalized for the years ended December 31, 2011, 2010 and 2009 were $4.4 million, $5.4 million and $3.3 million, respectively. External fees and costs incurred to obtain long-term financing have been deferred and are being amortized over the terms of the respective loans on a basis that approximates the effective interest method and are included with interest expense. Unamortized financing and leasing costs are charged to expense upon the early repayment or significant modification of the financing or upon the early termination of the lease, respectively. Fully amortized deferred charges are removed from the books upon the expiration of the lease or maturity of the debt.

Investments in Unconsolidated Joint Ventures

The Company consolidates variable interest entities in which it is considered to be the primary beneficiary. The primary beneficiary is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the variable interest entity’s performance, and (2) the obligation to absorb losses and right to receive the returns from the variable interest entity that would be significant to the variable interest entity. Except for ownership interests in variable interest entities for which the Company is the primary beneficiary, the Company account for its investments in joint ventures under the equity method of accounting because it exercises significant influence over, but does not control, these entities. The Company’s judgment with respect to its level of influence or control of an entity involves the consideration of various factors including the form of the Company’s ownership interest, its representation in the entity’s governance, the size of its investment (including loans), estimates of future cash flows, its ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace the Company as manager and/or liquidate the venture, if applicable. The Company’s assessment of its influence or control over an entity affects the presentation of these investments in the Company’s consolidated financial statements.

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

Revenue Recognition

Contractual rental revenue is reported on a straight-line basis over the terms of the respective leases. The impact of the straight-line rent adjustment increased revenue by approximately $77.0 million, $85.1 million and $42.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, as the revenue recorded exceeded amounts billed. In accordance with ASC 805 (formerly SFAS No. 141(R)), the Company recognizes rental revenue of acquired in-place “above-” and “below-market” leases at their fair values over the terms of the respective leases. The impact of the acquired in-place “above-” and “below-market” leases increased revenue by approximately $10.8 million, $2.4 million and $4.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. Accrued rental income, as reported on the Consolidated Balance Sheets, represents cumulative rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements. The Company maintains an allowance against accrued rental income for future potential tenant credit losses. The credit assessment is based on the estimated accrued rental income that is recoverable over the term of the lease. The Company also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or geographic specific credit considerations. If the Company’s estimates of collectability differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The credit risk is mitigated by the high quality of the Company’s existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of the Company’s portfolio to identify potential problem tenants.

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

Ground Leases

The Company has non-cancelable ground lease obligations with various initial term expiration dates through 2068. The Company recognizes ground rent expense on a straight-line basis over the terms of the respective ground lease agreements. The future contractual minimum lease payments to be made by the Company as of December 31, 2011, under non-cancelable ground leases which expire on various dates through 2068, are as follows:

Years Ending December 31,	(in thousands)
2012	$12,693
2013	12,908
2014	13,272
2015	13,595
2016	13,820
Thereafter	927,394

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

For purposes of financial reporting disclosures, the Company estimates the fair value of mortgage notes payable, unsecured senior notes and unsecured exchangeable senior notes. The Company discounts the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt and unsecured notes based on current market rates for similar securities. In determining the current market rates, the Company adds its estimates of market spreads to the quoted yields on federal government treasury securities with similar maturity dates to its debt. Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate. The following table presents the aggregate carrying value of the Company’s indebtedness and the Company’s corresponding estimate of fair value as of December 31, 2011 and December 31, 2010 (in thousands):

	December 31, 2011			December 31, 2010
	Carrying Amount		Estimated Fair Value	Carrying Amount		Estimated Fair Value
Mortgage notes payable	$3,123,267		$3,297,903	$3,047,586		$3,121,193
Unsecured senior notes	3,865,186		4,148,461	3,016,598		3,241,542
Unsecured exchangeable senior notes	1,715,685	(1)	1,904,115	1,721,817	(1)	1,929,291

Total	$8,704,138		$9,350,479	$7,786,001		$8,292,026

(1)	Includes the net impact of unamortized portion of imputed discounts under ASC 470-20 (formerly known as FSP No. APB 14-1) totaling approximately $54.5 million and $93.6 million at December 31, 2011 and 2010, respectively (See Note 8).

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

The Company owns a hotel property which is managed through a taxable REIT subsidiary. The hotel taxable REIT subsidiary, a wholly owned subsidiary of the Company, is the lessee pursuant to the lease for the hotel property. As lessor, the Company is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of the existing management agreements. In connection with the restructuring, the revenue and expenses of the hotel property are being reflected in the Company’s Consolidated Statements of Operations. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, the Company has recorded a tax provision in the Company’s Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009.

The net difference between the tax basis and the reported amounts of the Company’s assets and liabilities is approximately $1.7 billion and $1.5 billion as of December 31, 2011 and 2010, respectively, which is primarily related to the difference in basis of contributed property and accrued rental income.

Certain entities included in the Company’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.

The following reconciles GAAP net income attributable to Boston Properties Limited Partnership to taxable income:

	For the year ended December 31,
	2011	2010	2009
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$317,152	$191,743	$276,350
Straight-line rent adjustments	(87,773)	(87,503)	(44,529)
Book/Tax differences from depreciation and amortization	118,728	70,276	56,276
Book/Tax differences on gains/losses from capital transactions	(45,056)	(2,734)	(11,760)
Book/Tax differences from stock-based compensation	937	(2,255)	18,568
Book/Tax differences on losses from early extinguishments of debt	45	7,429	—
Impairment loss on investments in unconsolidated joint ventures	—	—	7,413
Other book/tax differences, net	49,977	12,450	13,503

Taxable income	$354,010	$189,406	$315,821

Stock-based employee compensation plans

At December 31, 2011, Boston Properties, Inc. has a stock-based employee compensation plan. Effective January 1, 2005, the Company adopted early ASC 718 “Compensation – Stock Compensation” (“ASC 718”) (formerly SFAS No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment”), which revised the fair value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified previous guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.

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

3.    Real Estate

Real estate consisted of the following at December 31 (in thousands):

	2011	2010
Land	$2,247,462	$2,107,708
Land held for future development	262,917	753,651
Buildings and improvements	8,331,287	7,275,523
Tenant improvements	1,262,616	1,090,462
Furniture, fixtures and equipment	26,359	24,043
Construction in progress	818,685	1,073,402

Total	12,949,326	12,324,789
Less: Accumulated depreciation	(2,593,780)	(2,282,835)

	$10,355,546	$10,041,954

Acquisitions

On February 1, 2011, the Company completed the acquisition of Bay Colony Corporate Center in Waltham, Massachusetts for an aggregate purchase price of approximately $185.0 million. The purchase price consisted of approximately $41.1 million of cash and the assumption of approximately $143.9 million of indebtedness. The assumed debt is a securitized senior mortgage loan that bears interest at a fixed rate of 6.53% per annum and matures on June 11, 2012. The loan requires interest-only payments with a balloon payment due at maturity. Bay Colony Corporate Center is an approximately 985,000 net rentable square foot, four-building Class A office park situated on a 58-acre site in Waltham, Massachusetts. The following table summarizes the allocation of the aggregate purchase price of Bay Colony Corporate Center at the date of acquisition (in thousands).

Land	$18,769
Building and improvements	136,081
Tenant improvements	12,370
In-place lease intangibles	20,626
Above market rents	5,802
Below market rents	(3,332)
Above market assumed debt adjustment	(5,316)

Total aggregate purchase price	$185,000
Less: Indebtedness assumed	(143,900)

Net assets acquired	$41,100

On November 22, 2011, the Company acquired 2440 West El Camino Real located in Mountain View, California for a net purchase price of approximately $71.1 million in cash. 2440 West El Camino Real is an approximately 140,000 net rentable square foot Class A office property. The following table summarizes the allocation of the aggregate purchase price of 2440 West El Camino Real at the date of acquisition (in thousands).

Land	$16,741
Building and improvements	47,199
Tenant improvements	4,086
In-place lease intangibles	5,284
Above market rents	30
Below market rents	(2,260)

Net assets acquired	$71,080

The following table summarizes the estimated amortization of the acquired above-market lease intangibles (net of acquired below-market lease intangibles) and the acquired in-place lease intangibles for Bay Colony Corporate Center and 2440 West El Camino Real for each of the five succeeding years (in thousands).

	Acquired In-Place Lease Intangibles	Acquired Net Above-/(Below-) Market Lease Intangibles
2012	$6,397	$124
2013	4,647	(54)
2014	3,576	(183)
2015	2,539	(72)
2016	1,171	41

Bay Colony Corporate Center contributed approximately $19.1 million of revenue and approximately $(11.8) million of earnings to the Company for the period from February 1, 2011 through December 31, 2011. 2440 West El Camino Real contributed approximately $0.8 million of revenue and approximately $0.2 million of earnings to the Company for the period from November 22, 2011 through December 31, 2011.

The accompanying unaudited pro forma information for the years ended December 31, 2011 and 2010 is presented as if the acquisition of (1) Bay Colony Corporate Center on February 1, 2011 and (2) 2440 West El Camino Real on November 22, 2011, had occurred on January 1, 2010. This unaudited pro forma information is based upon the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto. This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

Pro Forma (Unaudited)	Year Ended December 31,
(in thousands, except per unit data)	2011	2010
Total revenue	$1,768,805	$1,577,441
Income from continuing operations	$323,680	$189,180
Net income attributable to Boston Properties Limited Partnership	$318,783	$185,107
Basic earnings per unit:
Net income per unit attributable to Boston Properties Limited Partnership	$1.94	$1.16
Diluted earnings per unit:
Net income per unit attributable to Boston Properties Limited Partnership	$1.93	$1.15

Developments

On January 14, 2011, the Company placed in-service approximately 57% of the office component of its Atlantic Wharf development project located in Boston, Massachusetts. The office component is comprised of approximately 798,000 net rentable square feet. On November 15, 2011, the Company completed and fully placed in-service the office component of the development project.

On March 1, 2011, the Company placed in-service approximately 13% of the office component of its 2200 Pennsylvania Avenue development project located in Washington, DC. The office component is comprised of approximately 459,000 net rentable square feet. On August 17, 2011, the Company completed and fully placed in-service the office component of the development project.

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

On July 1, 2011, the Company completed and placed in-service 100% of The Lofts at Atlantic Wharf, the residential component of its Atlantic Wharf development project located in Boston, Massachusetts. The residential component is comprised of 86 apartment units and approximately 9,000 square feet of retail space.

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

On December 19, 2011, the Company commenced construction of its Reston Town Center Residential project, a residential project comprised of 359 apartment units located in Reston, Virginia.

Dispositions

On May 23, 2011, the Company entered into a ground lease for 75 Ames Street, a vacant land parcel in Cambridge, Massachusetts located on the same site as the Company’s Cambridge Center West Garage property and adjacent to the Company’s Seven Cambridge Center property, with a third party. In addition, the Company entered into a development agreement to serve as project manager for a 250,000 square foot research laboratory building to be developed on the site at the ground lessee’s expense and will also serve, upon completion of development, as property manager. The terms of the ground lease require the Company to form a condominium for the site upon completion of the development, at which time each party will subject their respective interests in the buildings and land to the condominium and will in turn be conveyed a condominium unit comprised of their respective building as well as an undivided ownership interest in the land. Gross proceeds to the Company are expected to total approximately $56.8 million, including $11.4 million in development fees for the Company’s services. As of December 31, 2011, the Company has received approximately $48.9 million and anticipates receiving another $7.9 million in development fees through the third quarter of 2014. The cash received under the ground lease will initially be recognized as unearned revenue and recognized over the 99-year term of the ground lease. The Company will recognize approximately $459,000 per year in ground lease payments prior to the anticipated conveyance of the condominium interest in 2014. Upon completion of the development and conveyance of the condominium interest, the transaction and related remaining costs will be accounted for and recognized as a gain on sale of real estate in accordance with ASC 360-20 “Real Estate Sales.”

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

4.    Deferred Charges

Deferred charges consisted of the following at December 31, (in thousands):

	2011	2010
Leasing costs (and lease related intangibles)	$598,352	$558,620
Financing costs	85,554	89,680

	683,906	648,300
Less: Accumulated amortization	(238,503)	(212,281)

	$445,403	$436,019

5.    Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consists of the following at December 31, 2011:

Entity	Properties	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50.0%
The Metropolitan Square Associates LLC	Metropolitan Square	51.0%
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(1)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3	%(2)
RBP Joint Venture LLC	Eighth Avenue and 46th Street	50.0	%(3)
Boston Properties Office Value-Added Fund, L.P.	300 Billerica Road and Mountain View Research and Technology Parks	37.6	%(1)(4)
Annapolis Junction NFM, LLC	Annapolis Junction	50.0	%(5)
767 Venture, LLC	The General Motors Building	60.0%
2 GCT Venture LLC	Two Grand Central Tower	60.0	%(6)
540 Madison Venture LLC	540 Madison Avenue	60.0%
125 West 55th Street Venture LLC	125 West 55th Street	60.0%
500 North Capitol LLC	500 North Capitol Street, NW	30.0%

(1)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(2)	The Company’s wholly-owned entity that owns the office component of the project owns a 33.3% interest in the entity owning the land and infrastructure of the project.
(3)	This property is not in operation and consists of assembled land.
(4)	Represents the Company’s effective ownership interest. The Company has a 25.0% interest in the 300 Billerica Road property and a 39.5% interest in the Mountain View Research and Technology Park properties.
(5)	Comprised of one building, one building under construction and two undeveloped land parcels.
(6)	The property was sold on October 25, 2011. As of December 31, 2011, the investment is comprised of working capital and a portion of the sale proceeds.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

The combined summarized financial information of the unconsolidated joint ventures is as follows (in thousands):

	December 31,
Balance Sheets	2011	2010
Real estate and development in process, net	$4,542,594	$5,028,851
Other assets	668,113	749,308

Total assets	$5,210,707	$5,778,159

Mortgage and Notes payable	$2,988,894	$3,151,220
Other liabilities	854,257	969,082
Members’/Partners’ equity	1,367,556	1,657,857

Total liabilities and members’/partners’ equity	$5,210,707	$5,778,159

Company’s share of equity	$799,479	$924,235
Basis differential(1)	(129,757)	(156,983)

Carrying value of the Company’s investments in unconsolidated joint ventures	$669,722	$767,252

(1)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials occur from impairment of investments and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

Statements of Operations	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Total revenue(1)	$589,294	$607,915	$595,533
Expenses
Operating	170,404	175,309	163,209
Depreciation and amortization	190,437	215,533	232,047

Total expenses	360,841	390,842	395,256
Operating income	228,453	217,073	200,277
Other income (expense)
Interest expense	(228,494)	(235,723)	(232,978)
Gains from early extinguishments of debt	—	17,920	—
Loss on guarantee obligation	—	(3,800)	—
Impairment losses	(40,468)	—	(24,568)

Net loss	$(40,509)	$(4,530)	$(57,269)

Company’s share of net loss	$(25,374)	$(5,691)	$(22,197)
Impairment losses on investments	—	—	(9,385)
Gain on sale of real estate	46,166	572	—
Basis differential	27,226	6,565	11,299
Elimination of inter-entity interest on partner loan	37,878	35,328	32,341

Income from unconsolidated joint ventures	$85,896	$36,774	$12,058

(1)	Includes straight-line rent adjustments of $21.9 million, $24.5 million and $28.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Includes net “above” and “below” market rent adjustments of $120.3 million, $132.1 million and $157.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

On March 16, 2011, the Company’s Value-Added Fund extended the maturity date by two months to May 31, 2011 of the mortgage loan collateralized by its Mountain View Technology Park property located in Mountain View, California totaling approximately $24.7 million. The mortgage loan bore interest at a variable rate equal to LIBOR plus 1.50% per annum and was scheduled to mature on March 31, 2011. On June 29, 2011, the Company’s Value-Added Fund extended the maturity date to November 15, 2011. On November 22, 2011, the Company’s Value-Added Fund refinanced the mortgage loan totaling approximately $24.6 million. The new mortgage loan totaling $20.0 million bears interest at a variable rate equal to LIBOR plus 2.50% per annum and matures on November 22, 2014. In connection with the loan refinancing, the unconsolidated joint venture repaid approximately $4.6 million of the previous mortgage loan utilizing existing cash reserves and the proceeds from a loan from the Company. The loan from the Company consists of an agreement to lend up to $6.0 million to the Value-Added Fund, of which approximately $3.7 million had been advanced as of December 31, 2011. The loan from the Company bears interest at a fixed rate of 10.0% per annum and matures on November 22, 2014.

On March 26, 2011, a joint venture in which the Company has a 30% interest removed from service and commenced the redevelopment of 500 North Capitol Street, NW located in Washington, DC. On January 18, 2011, the joint venture entered into a lease with a law firm for approximately 171,000 square feet of space. On October 14, 2011, the unconsolidated joint venture obtained construction financing totaling $107.0 million collateralized by the redevelopment project. The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on October 14, 2014 with two, one-year extension options, subject to certain conditions. At closing, approximately $33.3 million was drawn to fund the repayment of the existing mortgage loan totaling $22.0 million and approximately $11.3 million of previously incurred development costs.

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

On June 3, 2011, a joint venture in which the Company has a 50% interest amended its joint venture agreement to add a new development project to its Annapolis Junction property located in Annapolis, Maryland. The outside joint venture partner contributed the improved parcel of land and the Company contributed cash for its 50% interest. The development project is an approximately 120,000 net rentable square foot Class A office project. On November 17, 2011, the unconsolidated joint venture obtained construction financing totaling $19.0 million collateralized by the development project. The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on November 17, 2013 with two, one-year extension options, subject to certain conditions.

On June 28, 2011, the Company’s Value-Added Fund modified the mortgage loan collateralized by its Mountain View Research Park property located in Mountain View, California. The mortgage loan totaling approximately $112.3 million bore interest at a variable rate equal to LIBOR plus 1.75% per annum and had matured on May 31, 2011. The new mortgage loan totaling $92.0 million bears interest at a variable rate equal to LIBOR plus 2.50% per annum and matures on May 31, 2014. In connection with the loan modification, the joint venture repaid approximately $20.3 million of the previous mortgage loan utilizing unfunded capital commitments from the joint venture’s partners on a pro rata basis, existing cash reserves and the proceeds from a loan from the Company. The loan from the Company consists of an agreement to lend up to $12.0 million to the Company’s Value-Added Fund, of which approximately $6.7 million had been advanced as of December 31, 2011. The loan from the Company bears interest at a fixed rate of 10.0% per annum and matures on May 31, 2014.

On October 25, 2011, an unconsolidated joint venture in which the Company has a 60% interest completed the sale of Two Grand Central Tower located in New York City for approximately $401.0 million, including the assumption by the buyer of approximately $176.6 million of mortgage indebtedness. Net cash proceeds totaled approximately $210.0 million, of which the Company’s share was approximately $126.0 million, after the payment of transaction costs of approximately $14.4 million. Two Grand Central Tower is an approximately 650,000 net rentable square foot Class A office tower. The unconsolidated joint venture’s carrying value of the net assets of the property aggregated approximately $427.1 million. As a result, pursuant to the provisions of ASC 360 “Property, Plant and Equipment” (“ASC 360”) (formerly known as SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets”), the unconsolidated joint venture recognized a non-cash impairment loss and loss on sale of real estate aggregating approximately $40.5 million, which is equal to the difference between (1) the sale price less cost to sell and (2) the carrying value of the net assets of the property. Separately, the Company had previously recognized an impairment loss on its investment in the unconsolidated joint venture totaling approximately $74.3 million under the provisions of ASC 323 “Investments-Equity Method and Joint Ventures” (“ASC 323”) (formerly known as Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (“APB No. 18”)). As a result, the Company recognized a gain on sale of real estate totaling approximately $46.2 million, which is included within income from unconsolidated joint ventures on the Company’s consolidated statements of operations.

6.    Mortgage Notes Payable

The Company had outstanding mortgage notes payable totaling approximately $3.1 billion and $3.0 billion as of December 31, 2011 and 2010, respectively, each collateralized by one or more buildings and related land included in real estate assets. The mortgage notes payable are generally due in monthly installments and mature at various dates through April 10, 2022.

Fixed rate mortgage notes payable totaled approximately $3.1 billion and $2.7 billion at December 31, 2011 and 2010, respectively, with contractual interest rates ranging from 4.75% to 9.93% per annum at December 31, 2011 and 5.55% to 7.75% per annum at December 31, 2010 (with weighted-averages of 5.75% and 6.18% at December 31, 2011 and 2010, respectively).

There were no variable rate mortgage loans at December 31, 2011. Variable rate mortgage notes payable (including construction loans payable) totaled approximately $317.5 million at December 31, 2010 with interest rates ranging from 0.30% to 2.20% above the London Interbank Offered Rate (“LIBOR”)/Eurodollar. As of December 31, 2011 and 2010, the LIBOR rate was 0.30% and 0.26%, respectively. If market interest rates on the Company’s variable rate debt outstanding at December 31, 2010 had been 100 basis points greater, total interest expense would have increased by approximately $3.2 million for the year ended December 31, 2010.

On January 12, 2011, the Company notified the master servicer of the $25.0 million non-recourse mortgage loan collateralized by its Montvale Center property located in Gaithersburg, Maryland that the cash flows generated from the property were insufficient to fund debt service payments and capital improvements necessary to lease and operate the property and that the Company was not prepared to fund any cash shortfalls. Accordingly, at the request of the Company, the loan has been placed with the special servicer. The Company is not current on making debt service payments and is currently in default. The Company is currently accruing interest at the default interest rate of 9.93% per annum. The net book value of the property at December 31, 2011 totaled approximately $7.7 million, which is less than the estimated fair value of the property (See Note 20).

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

On August 19, 2011, the Company obtained mortgage financing totaling $725.0 million collateralized by its 601 Lexington Avenue property. The mortgage loan bears interest at a fixed rate of 4.75% per annum and matures on April 10, 2022. Proceeds from the mortgage financing were used to repay the borrowing under the Company’s Unsecured Line of Credit totaling approximately $453.3 million. The additional cash proceeds were used to refinance the $267.5 million mortgage loan collateralized by the Company’s 510 Madison Avenue property located in New York City. In connection with the refinancing, the lien of the 510 Madison Avenue mortgage was spread to 601 Lexington Avenue and released from 510 Madison Avenue so that 510 Madison Avenue is no longer encumbered by any mortgage debt.

On November 9, 2011, the Company used available cash to repay the mortgage loan collateralized by its Reservoir Place property located in Waltham, Massachusetts totaling $50.0 million. The mortgage financing bore interest at a variable rate equal to Eurodollar plus 2.20% per annum and was scheduled to mature on July 30, 2014. There was no prepayment penalty. The Company recognized a loss from early extinguishment of debt totaling approximately $0.5 million consisting of the write-off of unamortized deferred financing costs.

On November 16, 2011, the Company terminated the construction loan facility collateralized by its Atlantic Wharf property located in Boston, Massachusetts totaling $192.5 million. The construction loan facility bore interest at a variable rate equal to LIBOR plus 3.00% per annum and was scheduled to mature on April 21, 2012 with two, one-year extension options, subject to certain conditions. The Company had not drawn any amounts under the facility. The Company recognized a loss from early extinguishment of debt totaling approximately $0.4 million consisting of the write-off of unamortized deferred financing costs.

Six mortgage loans totaling approximately $953.1 million at December 31, 2011 and six mortgage loans totaling approximately $883.4 million at December 31, 2010 have been accounted for at their fair values on the dates the mortgage loans were assumed. The impact of recording the mortgage loans at fair value resulted in a decrease to interest expense of approximately $9.2 million, $3.8 million and $4.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The cumulative liability related to the fair value adjustments was $23.8 million and $27.7 million at December 31, 2011 and 2010, respectively, and is included in mortgage notes payable in the Consolidated Balance Sheets.

Contractual aggregate principal payments of mortgage notes payable at December 31, 2011 are as follows:

Principal Payments
(in thousands)
2012	$248,986
2013	103,209
2014	87,757
2015	26,182
2016	397,629
Thereafter	2,235,710

Total aggregate principal payments	3,099,473
Unamortized balance of historical fair value adjustments	23,794

Total carrying value of mortgage notes payable	$3,123,267

7.    Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of December 31, 2011 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	6.250%	6.381%	$182,432	January 15, 2013
10 Year Unsecured Senior Notes	6.250%	6.291%	42,568	January 15, 2013
12 Year Unsecured Senior Notes	5.625%	5.693%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015
10 Year Unsecured Senior Notes	5.875%	5.967%	700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
7 Year Unsecured Senior Notes	3.700%	3.853%	850,000	November 15, 2018

Total principal			3,875,000
Net unamortized discount			(9,814)

Total			$3,865,186

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

On November 10, 2011, the Company completed a public offering of $850.0 million in aggregate principal amount of its 3.700% unsecured senior notes due 2018. The notes were priced at 99.767% of the principal amount to yield an effective rate (including financing fees) of 3.853% to maturity. The notes will mature on November 15, 2018, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $841.2 million after deducting underwriting discounts and transaction expenses.

The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At December 31, 2011 and 2010, the Company was in compliance with each of these financial restrictions and requirements.

8.    Unsecured Exchangeable Senior Notes

The following summarizes the unsecured exchangeable senior notes outstanding as of December 31, 2011 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by Company	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A	February 15, 2014
2.875% Exchangeable Senior Notes	2.875%	3.462%	7.0430	(3)	576,194	February 20, 2012(4)	February 15, 2037
3.750% Exchangeable Senior Notes	3.750%	3.787%	10.0066	(5)	450,000	May 18, 2013(6)	May 15, 2036

Total principal					1,773,694
Net unamortized discount					(3,462)
Adjustment for the equity component allocation, net of accumulated amortization					(54,547)

Total					$1,715,685

(1)	Yield on issuance date including the effects of discounts on the notes but excluding the effects of the adjustment for the equity component allocation.
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of Boston Properties, Inc.’s common stock). In addition, the Company entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions were intended to increase the effective exchange price to the Company of the notes from $117.58 to approximately $137.17 per share (subject to adjustment), representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of Boston Properties, Inc.’s common stock. The net cost of the capped call transactions was approximately $44.4 million. As of December 31, 2011, the effective exchange price was $135.25 per share.
(3)	In connection with the special distribution of $5.98 per share of Boston Properties, Inc.’s common stock declared on December 17, 2007, the exchange rate was adjusted from 6.6090 to 7.0430 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $141.98 per share of Boston Properties, Inc.’s common stock (See Note 20).
(4)	Holders may require the Company to repurchase the notes for cash on February 15, 2012, 2017, 2022, 2027 and 2032 and at any time prior to their maturity upon a fundamental change, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the repurchase date. The Company repurchased/redeemed the notes for cash in February 2012 at a price equal to 100% of the principal amount of the notes being repurchased/redeemed plus any accrued and unpaid interest up to, but excluding, the repurchase/redemption date (See Note 20).
(5)	In connection with the special distribution of $5.98 per share of Boston Properties, Inc.’s common stock declared on December 17, 2007, the exchange rate was adjusted from 9.3900 to 10.0066 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $99.93 per share of Boston Properties, Inc.’s common stock.
(6)	Holders may require the Company to repurchase the notes for cash on May 18, 2013 and May 15, 2016, 2021, 2026 and 2031 and at any time prior to their maturity upon a fundamental change, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the repurchase date.

ASC 470-20 (formerly known as FSP No. APB 14-1) requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires that the initial proceeds from the sale of the Company’s $862.5 million of 2.875% exchangeable senior notes due 2037, $450.0 million of 3.75% exchangeable senior notes due 2036 and $747.5 million of 3.625% exchangeable senior notes due 2014 be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The Company measured the fair value of the debt components of the 2.875%, 3.75% and 3.625% exchangeable senior notes for the periods presented based on effective interest rates of 5.630%, 5.958% and 6.555%, respectively. The aggregate carrying amount of the debt component was approximately $1.72 billion and $1.72 billion (net of the ASC 470-20 adjustment of approximately $54.5 million and $93.6 million) at December 31, 2011 and December 31, 2010, respectively. As a result, the Company attributed an aggregate of approximately $230.3 million of the proceeds to the equity component of the notes, which represents the excess proceeds received over the fair value of the notes at the date of issuance. The equity component of the notes has been reflected within Partners’ Capital in the Consolidated Balance Sheets. The Company reclassified approximately $1.0 million of deferred financing costs to Partners’ Capital, which represented the costs attributable to the equity components of the notes. The carrying amount of the equity component was approximately $202.5 million and $207.1 million at December 31, 2011 and December 31, 2010, respectively. The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption dates or, in the case of the 2014 notes, the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each debt security will increase in subsequent reporting periods through the first optional redemption date (or, in the case of the 2014 notes, the maturity date) as the debt accretes to its par value over the same period. The aggregate contractual interest expense was approximately $66.3 million, $69.0 million and $74.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. As a result of applying ASC 470-20, the Company reported additional non-cash interest expense of approximately $38.8 million, $38.3 million and $38.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. ASC 470-20 requires companies to retrospectively apply the requirements of the pronouncement to all periods presented.

On November 9, 2011, the Company repurchased $50.0 million aggregate principal amount of its 2.875% exchangeable senior notes due 2037 for approximately $50.2 million. The repurchased notes had an aggregate carrying value of approximately $49.6 million at the time of repurchase resulting in the recognition of a loss on early extinguishment of debt of approximately $0.6 million during the year ended December 31, 2011. There remains an aggregate of approximately $576.2 million of these notes outstanding (See Note 20).

9.    Unsecured Line of Credit

On June 24, 2011, the Company amended and restated the revolving credit agreement governing the Company’s Unsecured Line of Credit, which (1) reduced the total commitment from $1.0 billion to $750.0 million, (2) extended the maturity date from August 3, 2011 to June 24, 2014, with a provision for a one-year extension at the Company’s option, subject to certain conditions and the payment of an extension fee equal to 0.20% of the total commitment then in effect, and (3) increased the per annum variable interest rates available, which resulted in an increase of the per annum variable interest rate on outstanding balances from Eurodollar plus 0.475% per annum to Eurodollar plus 1.225% per annum. Under the amended Unsecured Line of Credit, the Company may increase the total commitment to $1.0 billion, subject to syndication of the increase. In addition, a facility fee currently equal to an aggregate of 0.225% per annum of the total commitment is payable by the Company in equal quarterly installments. The interest rate and facility fee are subject to adjustment in the event of a change in the Company’s unsecured debt ratings. The Unsecured Line of Credit is a recourse obligation of the Company. The Unsecured Line of Credit contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a reduced interest rate. On May 11, 2011, the Company refinanced at maturity its mortgage loan collateralized by its 601 Lexington Avenue property located in New York City totaling approximately $453.3 million utilizing the proceeds of a draw under its

Unsecured Line of Credit, which borrowing was secured by a mortgage on the property. On August 19, 2011, the Company used proceeds from the new mortgage financing on 601 Lexington Avenue to repay the borrowing under the Company’s Unsecured Line of Credit (See Note 6). At December 31, 2011, there were no amounts outstanding on the Unsecured Line of Credit.

The terms of the Unsecured Line of Credit require that the Company maintain a number of customary financial and other covenants on an ongoing basis, including: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (5) a minimum net worth requirement of $3.5 billion, (6) an unsecured debt interest coverage ratio of at least 1.75 and (7) limitations on permitted investments, development, partially owned entities, business outside of commercial real estate and commercial non-office properties. At December 31, 2011, the Company was in compliance with each of these financial and other covenant requirements.

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

In connection with the assumption of the General Motors Building’s secured loan by the Company’s unconsolidated joint venture, 767 Venture, LLC, the Company guaranteed the unconsolidated joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of December 31, 2011, the maximum funding obligation under the guarantee was approximately $20.5 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.

In connection with the refinancing in March 2010 of the 125 West 55th Street property’s secured loan by the Company’s unconsolidated joint venture, 125 West 55th Street Venture LLC, the Company has guaranteed the unconsolidated joint venture’s obligation to fund an escrow related to certain lease rollover costs in lieu of an initial cash deposit for the full amount. The maximum funding obligation under the guarantee was $21.3 million. At closing, the joint venture funded a $10.0 million cash deposit into the escrow account and the remaining $11.3 million will be further reduced with scheduled monthly deposits into the escrow account from operating cash flows. As of December 31, 2011, the remaining funding obligation under the guarantee was approximately $1.8 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.

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

The Company carries insurance coverage on its properties of types and in amounts and with deductibles that it believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”). Currently, the Company’s property insurance program per occurrence limits are $1.0 billion for its portfolio insurance program, including coverage for acts of terrorism certified under TRIA other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). The Company also carries $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of coverage in the Company’s property insurance program which is provided by IXP, LLC (“IXP”) as a direct insurer. The Company currently insures certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), in separate stand alone insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage, with $1.375 billion of Terrorism Coverage in excess of $250 million being provided by NYXP, LLC (“NYXP”), as a direct insurer. The Company also currently carries nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under TRIA (“NBCR Coverage”), which is provided by IXP as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding the properties owned by the Company’s Value-Added Fund and certain other properties owned in joint ventures with third parties or which the Company manages. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the additional Terrorism Coverage provided by IXP for 601 Lexington Avenue, the NBCR Coverage provided by IXP and the Terrorism Coverage provided by NYXP are backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” The program trigger is $100 million and the coinsurance is 15%. Under TRIPRA, if the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. The Company may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in its portfolio or for any other reason. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance and maintain terrorism insurance in amounts and on terms that are commercially reasonable.

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

State and Local Tax Matters

Because the Company is as a limited partnership, it is generally not subject to federal income taxes, but is subject to certain state and local taxes. In the normal course of business, certain entities through which the Company owns real estate either have undergone, or are currently undergoing, tax audits. Although the Company believes that it has substantial arguments in favor of its positions in the ongoing audits, in some instances there is no controlling precedent or interpretive guidance on the specific point at issue. Collectively, tax deficiency notices received to date from the jurisdictions conducting the ongoing audits have not been material. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on the Company’s results of operations.

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

Tax Protection Obligations

In connection with the acquisition or contribution of six properties, the Company entered into agreements for the benefit of the selling or contributing parties which specifically state that until such time as the contributors do not hold at least a specified percentage of the OP Units owned by such person following the contribution of the properties, or until June 2017 for the General Motors Building, the Company will not sell or otherwise transfer the properties in a taxable transaction. If the Company does sell or transfer the properties in a taxable transaction, it would be liable to the contributors for contractual damages.

11.    Noncontrolling Interests

Noncontrolling interests relate to the interests in the Company not owned by Boston Properties, Inc. and interests in property partnerships not wholly-owned by the Company. As of December 31, 2011, the noncontrolling interests consisted of 16,562,838 OP Units, 1,601,004 LTIP Units, 400,000 2011 OPP Units and 1,113,044 Series Two Preferred Units (or 1,460,688 OP Units on an as converted basis) held by parties other than Boston Properties, Inc.

Noncontrolling Interest—Redeemable Preferred Units

The Preferred Units at December 31, 2011 and 2010 consisted solely of 1,113,044 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) 6.00% per annum on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). The holders of Series Two Preferred Units have the right to require the Company to redeem their units for cash at the redemption price of $50.00 per unit on May 14, 2012, May 14, 2013 and May 12, 2014. The maximum number of units that may be required to be redeemed from all holders on each of these dates is 1,007,662, which is one-sixth of the number of Series Two Preferred Units that were originally issued. The holders also had the right to have their Series Two Preferred Units redeemed for cash on May 12, 2009,

May 12, 2010 and May 12, 2011, although no holder exercised such right. The Company also has the right, subject to certain conditions, to redeem Series Two Preferred Units for cash or to convert into OP Units any Series Two Preferred Units that are not redeemed when they are eligible for redemption.

On February 15, 2011, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.75616 per unit. On May 16, 2011, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.73151 per unit. On August 15, 2011, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.75616 per unit. On November 15, 2011, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.75616 per unit.

Due to the redemption option and the conversion option existing outside the control of the Company, such Preferred Units are not included in Partners’ Capital and are reflected in the Consolidated Balance Sheets at an amount equivalent to the value of such units had such units been redeemed at December 31, 2011. The value of the Series Two Preferred Units had all of such units been converted and then redeemed at December 31, 2011 was approximately $145.5 million based on the closing price of Boston Properties, Inc.’s common stock of $99.60 per share.

The following table reflects the activity for noncontrolling interests—redeemable preferred units for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

Balance at December 31, 2008	$80,338
Net income	3,594
Distributions	(3,594)
Reallocation of partnership interest	17,630

Balance at December 31, 2009	97,968
Net income	3,343
Distributions	(3,343)
Reallocation of partnership interest	27,797

Balance at December 31, 2010	125,765
Net income	3,339
Distributions	(3,339)
Reallocation of partnership interest	19,719

Balance at December 31, 2011	$145,484

Noncontrolling Interest—Redeemable Common Units

During the years ended December 31, 2011 and 2010, 2,919,323 and 591,900 OP Units, respectively, were presented by the holders for redemption (including 60,414 OP Units and 99,139 OP Units, respectively, issued upon conversion of LTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.

At December 31, 2010, the Company had outstanding 1,080,938 2008 OPP Units. Prior to the measurement date on February 5, 2011, 2008 OPP Units were entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but were not entitled to receive any special distributions. After the measurement date, the number of 2008 OPP Units, both vested and unvested, which 2008 OPP award recipients had earned, if any, based on the establishment of an outperformance pool, would have been entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit. On February 5, 2011, the measurement period for the Company’s 2008 OPP Awards expired and Boston Properties, Inc.’s TRS performance was not sufficient for employees to earn and therefore become eligible to vest in any of the 2008 OPP Awards. Accordingly, all 2008 OPP Awards were automatically forfeited and the Company repaid employees an amount equal to $0.25 (which is equal to what they paid upon acceptance of the award) multiplied by the number of 2008 OPP Awards previously received.

At December 31, 2011, the Company had outstanding 400,000 2011 OPP Units (See Note 17). Prior to the measurement date on January 31, 2014, 2011 OPP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of 2011 OPP Units, both vested and unvested, that 2011 OPP award recipients have earned, if any, based on the establishment of an outperformance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.

On January 28, 2011, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.50 per unit, and a distribution on the 2008 OPP Units in the amount of $0.05 per unit, to holders of record as of the close of business on December 31, 2010. On April 29, 2011, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.50 per unit, and a distribution on the 2011 OPP Units in the amount of $0.05 per unit, to holders of record as of the close of business on March 31, 2011. On July 29, 2011, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.50 per unit, and a distribution on the 2011 OPP Units in the amount of $0.05 per unit, to holders of record as of the close of business on June 30, 2011. On October 31, 2011, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.50 per unit and a distribution on the 2011 OPP Units in the amount of $0.05 per unit to holders of record as of the close of business on September 30, 2011. On December 14, 2011, Boston Properties, Inc., as general partner of the Company, declared a distribution on the OP Units and LTIP Units in the amount of $0.55 per unit and a distribution on the 2011 OPP Units in the amount of $0.055 per unit, in each case payable on January 27, 2012 to holders of record as of the close of business on December 31, 2011.

Pursuant to the Company’s Partnership Agreement, certain limited partners in the Company have the right to redeem all or any portion of their interest for cash from the Company. However, Boston Properties, Inc. may elect to acquire the interest by issuing its Common Stock in exchange for their interest. The amount of cash to be paid to the limited partner if the redemption right is exercised and the cash option is elected is based on the trading price of Boston Properties, Inc.’s common stock at that time. Due to the redemption option existing outside the control of the Company, such limited partners’ units are not included in Partners’ Capital. The value of the OP Units not owned by Boston Properties, Inc. (including LTIP Units assuming that all conditions have been met for the conversion thereof) had all of such units been redeemed at December 31, 2011 was approximately $1.81 billion based on the closing price of Boston Properties, Inc.’s common stock of $99.60 per share.

The following table reflects the activity for noncontrolling interests—redeemable common units for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

Balance at December 31, 2008	$1,147,057
Contributions	20,474
Net income	37,122
Distributions	(46,574)
Conversion of redeemable partnership units	(3,970)
Unearned compensation	4,250
Accumulated other comprehensive loss	390
Adjustments to reflect redeemable partnership units at redemption value	272,917

Balance at December 31, 2009	1,431,666
Contributions	15,065
Net income	24,448
Distributions	(42,570)
Conversion of redeemable partnership units	(17,182)
Unearned compensation	14,705
Accumulated other comprehensive loss	488
Adjustments to reflect redeemable partnership units at redemption value	374,972

Balance at December 31, 2010	1,801,592
Contributions	23,379
Net income	36,250
Distributions	(39,132)
Conversion of redeemable partnership units	(85,498)
Unearned compensation	(1,952)
Accumulated other comprehensive loss	297
Adjustments to reflect redeemable partnership units at redemption value	74,183

Balance at December 31, 2011	$1,809,119

Noncontrolling Interest—Property Partnerships

The noncontrolling interests in property partnerships consist of the outside equity interests in joint ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $(1.1) million and $(0.6) million at December 31, 2011 and December 31, 2010, respectively.

The following table reflects the activity for noncontrolling interests in property partnerships for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

Balance at December 31, 2008	$6,900
Net income	2,778
Distributions	(4,007)

Balance at December 31, 2009	5,671
Net income	3,464
Distributions	(3,365)
Acquisition of noncontrolling interest in property partnership	(6,384)

Balance at December 31, 2010	(614)
Net income	1,558
Distributions	(2,007)

Balance at December 31, 2011	$(1,063)

12.    Partners’ Capital

The following table presents the changes in the issued and outstanding partners’ capital units since January 1, 2009:

	General Partner Units	Limited Partner Units	Total Partners’ Capital Units
Outstanding at December 31, 2008	1,420,362	119,760,293	121,180,655
Units issued to Boston Properties, Inc. related to Common Stock issued under the Employee Stock Purchase Plan	124	11,981	12,105
Units issued to Boston Properties, Inc. related to Common Stock issued under the Stock Option and Incentive Plan	3,047	295,347	298,394
Units issued to Boston Properties, Inc. related to Common Stock issued in exchange for OP Units	1,418	137,438	138,856
Units issued to Boston Properties, Inc. related to Common Stock issued for the completion of a public offering	176,156	17,073,844	17,250,000

Outstanding at December 31, 2009	1,601,107	137,278,903	138,880,010
Units issued to Boston Properties, Inc. related to Common Stock issued under the Employee Stock Purchase Plan	68	9,063	9,131
Units issued to Boston Properties, Inc. related to Common Stock issued under the Stock Option and Incentive Plan, net	5,353	712,711	718,064
Units issued to Boston Properties, Inc. related to Common Stock issued in exchange for OP Units	4,413	587,487	591,900

Outstanding at December 31, 2010	1,610,941	138,588,164	140,199,105
Units issued to Boston Properties, Inc. related to Common Stock issued under the Employee Stock Purchase Plan	42	6,314	6,356
Units issued to Boston Properties, Inc. related to Common Stock issued under the Stock Option and Incentive Plan, net	2,112	320,499	322,611
Units issued to Boston Properties, Inc. related to Common Stock issued in exchange for OP Units	19,112	2,900,211	2,919,323
Units issued to Boston Properties, Inc. related to Common Stock issued under the “at the market” (ATM) stock offering programs	30,508	4,629,708	4,660,216

Outstanding at December 31, 2011	1,662,715	146,444,896	148,107,611

As of December 31, 2011, Boston Properties, Inc. owned 1,662,715 general partnership units and 146,444,896 limited partnership units.

On January 28, 2011, the Company paid a distribution in the amount of $0.50 per OP Unit to unitholders of record as of the close of business on December 31, 2010. On April 29, 2011, the Company paid a distribution in the amount of $0.50 per OP Unit to unitholders of record as of the close of business on March 31, 2011. On July 29, 2011, the Company paid a distribution in the amount of $0.50 per OP Unit to unitholders of record as of the close of business on June 30, 2011. On October 31, 2011, the Company paid a distribution in the amount of $0.50 per OP Unit to unitholders of record as of the close of business on September 30, 2011. On December 14, 2011, Boston Properties, Inc., as general partner of the Company, declared a distribution in the amount of $0.55 per OP Unit payable on January 27, 2012 to unitholders of record as of the close of business on December 31, 2011.

On April 21, 2010, Boston Properties, Inc. announced that it had established an “at the market” (ATM) stock offering program through which it may sell from time to time up to an aggregate of $400.0 million of its common stock through sales agents for a three-year period. During the year ended December 31, 2011, Boston Properties, Inc. utilized the initial ATM stock offering program to issue an aggregate of 4,228,993 shares of

Common Stock for gross proceeds of approximately $400.0 million and net proceeds of approximately $394.7 million. Boston Properties, Inc. contributed the net proceeds from such sales to the Company in exchange for a number of OP Units equal to the number of shares issued. No amount remains available for issuance under this ATM program.

On June 2, 2011, Boston Properties, Inc. established a new ATM stock offering program through which it may sell from time to time up to an aggregate of $600.0 million of its common stock through sales agents over a three-year period. During the year ended December 31, 2011, Boston Properties, Inc. issued an aggregate of 431,223 shares of Common Stock under the ATM stock offering program for gross proceeds of approximately $44.9 million and net proceeds of approximately $44.3 million. Boston Properties, Inc. contributed the net proceeds from such sales to the Company in exchange for a number of OP Units equal to the number of shares issued. As of December 31, 2011, approximately $555.1 million remained available for issuance under this ATM program.

During the years ended December 31, 2011 and 2010, Boston Properties, Inc. acquired 2,919,323 and 591,900 OP Units, respectively, in connection with the redemption of an equal number of OP Units from third parties.

During the years ended December 31, 2011 and 2010, the Company issued 316,159 and 638,957 OP Units, respectively, to Boston Properties, Inc. in connection with the exercise by certain employees of options to purchase Common Stock of Boston Properties, Inc.

13.    Future Minimum Rents

The properties are leased to tenants under net operating leases with initial term expiration dates ranging from 2012 to 2048. The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of December 31, 2011, under non-cancelable operating leases which expire on various dates through 2048, are as follows:

Years Ending December 31,	(in thousands)
2012	$1,305,070
2013	1,314,408
2014	1,275,588
2015	1,173,068
2016	1,044,669
Thereafter	5,052,985

No single tenant represented more than 10.0% of the Company’s total rental revenue for the years ended December 31, 2011, 2010 and 2009.

14.    Segment Reporting

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Boston, New York, Princeton, San Francisco and Washington, DC. Segments by property type include: Class A Office, Office/Technical, Residential and Hotel.

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

Information by geographic area and property type (dollars in thousands):

For the year ended December 31, 2011:

	Boston	New York	Princeton	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$543,494	$458,791	$62,648	$213,257	$359,544	$1,637,734
Office/Technical	30,975	—	—	—	16,236	47,211
Residential	985	—	—	—	5,632	6,617
Hotel	34,529	—	—	—	—	34,529

Total	609,983	458,791	62,648	213,257	381,412	1,726,091
% of Grand Totals	35.34%	26.58%	3.63%	12.35%	22.10%	100.0%
Rental Expenses:
Class A Office	209,176	152,649	30,150	80,729	101,559	574,263
Office/Technical	9,955	—	—	—	4,280	14,235
Residential	521	—	—	—	4,958	5,479
Hotel	26,128	—	—	—	—	26,128

Total	245,780	152,649	30,150	80,729	110,797	620,105
% of Grand Totals	39.63%	24.62%	4.86%	13.02%	17.87%	100.0%

Net operating income	$364,203	$306,142	$32,498	$132,528	$270,615	$1,105,986

% of Grand Totals	32.93%	27.68%	2.94%	11.98%	24.47%	100.0%

For the year ended December 31, 2010:

	Boston	New York	Princeton	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$368,841	$445,296	$65,475	$215,468	$335,508	$1,430,588
Office/Technical	30,336	—	—	—	15,849	46,185
Residential	—	—	—	—	—	—
Hotel	32,800	—	—	—	—	32,800

Total	431,977	445,296	65,475	215,468	351,357	1,509,573
% of Grand Totals	28.62%	29.50%	4.34%	14.27%	23.27%	100.0%
Rental Expenses:
Class A Office	138,722	146,381	31,486	78,978	92,892	488,459
Office/Technical	9,067	—	—	—	4,168	13,235
Residential	—	—	—	—	—	—
Hotel	25,153	—	—	—	—	25,153

Total	172,942	146,381	31,486	78,978	97,060	526,847
% of Grand Totals	32.83%	27.78%	5.98%	14.99%	18.42%	100.0%

Net operating income	$259,035	$298,915	$33,989	$136,490	$254,297	$982,726

% of Grand Totals	26.36%	30.42%	3.45%	13.89%	25.88%	100.0%

For the year ended December 31, 2009:

	Boston	New York	Princeton	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$364,064	$441,571	$63,189	$218,432	$318,786	$1,406,042
Office/Technical	30,655	—	—	—	16,230	46,885
Residential	—	—	—	—	—	—
Hotel	30,385	—	—	—	—	30,385

Total	425,104	441,571	63,189	218,432	335,016	1,483,312
% of Grand Totals	28.66%	29.77%	4.26%	14.73%	22.58%	100.0%
Rental Expenses:
Class A Office	137,785	146,398	29,751	80,269	93,799	488,002
Office/Technical	9,475	—	—	—	4,322	13,797
Residential	—	—	—	—	—	—
Hotel	23,966	—	—	—	—	23,966

Total	171,226	146,398	29,751	80,269	98,121	525,765
% of Grand Totals	32.57%	27.84%	5.66%	15.27%	18.66%	100.0%

Net operating income	$253,878	$295,173	$33,438	$138,163	$236,895	$957,547

% of Grand Totals	26.51%	30.83%	3.49%	14.43%	24.74%	100.0%

The following is a reconciliation of Net Operating Income to net income attributable to Boston Properties Limited Partnership (in thousands):

	Years ended December 31,
	2011	2010	2009
Net operating income	$1,105,986	$982,726	$957,547
Add:
Development and management services income	33,435	41,231	34,878
Income from unconsolidated joint ventures	85,896	36,774	12,058
Interest and other income	5,358	7,332	4,059
Gains on sales of real estate	—	2,734	11,760
Less:
General and administrative expense	81,442	79,658	75,447
Acquisition costs	155	2,614	—
Suspension of development	—	(7,200)	27,766
Depreciation and amortization expense	430,961	330,148	313,458
Losses (gains) from investments in securities	443	(935)	(2,434)
Interest expense	394,131	378,079	322,833
Losses from early extinguishments of debt	1,494	89,883	510
Noncontrolling interests in property partnerships	1,558	3,464	2,778
Noncontrolling interest—redeemable preferred units.	3,339	3,343	3,594

Net income attributable to Boston Properties Limited Partnership	$317,152	$191,743	$276,350

15.    Earnings Per Common Unit

The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership by the weighted-average number of common units outstanding during the period. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of the Company. As a result, the Series Two Preferred Units are considered participating securities and are included in the computation of basic and diluted earnings per common unit of the Company if the effect of applying the if-converted method is dilutive. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common unit pursuant to the two-class method. As a result, unvested restricted common stock of Boston Properties, Inc. and LTIP Units, 2008 OPP Units and 2011 OPP Units of the Company are considered participating securities and are included in the computation of basic and diluted earnings per common unit of the Company if the effect of applying the if-converted method is dilutive. Because the 2008 OPP Units and 2011 OPP Units require Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes such units from the diluted earnings per common unit calculation. For the year ended December 31, 2011, assuming the measurement period for the 2011 OPP Units ended on December 31, 2011, Boston Properties, Inc.’s total return to stockholders compared to the absolute and relative return thresholds for the 2011 OPP Units would have resulted in participants earning and being eligible to vest in an aggregate of approximately 62,000 2011 OPP Units. As a result, these 2011 OPP Units have been included in the diluted earnings per common unit calculation. For the years ended December 31, 2011, 2010 and 2009, the absolute and relative return thresholds for the 2008 OPP Units were not met and as a result the 2008 OPP Units have been excluded from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 18,793,000, 20,381,000 and 20,336,000 redeemable common units for the years ended December 31, 2011, 2010 and 2009, respectively.

	For the year ended December 31, 2011
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$317,152	164,486	$1.93
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	525	(0.01)
Diluted Earnings:

Net income	$317,152	165,011	$1.92

	For the year ended December 31, 2010
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$191,743	159,821	$1.20
Effect of Dilutive Securities:
Stock Based Compensation	—	617	(0.00)
Diluted Earnings:

Net income	$191,743	160,438	$1.20

	For the year ended December 31, 2009
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$276,350	151,386	$1.83
Effect of Dilutive Securities:
Stock Based Compensation	—	462	(0.01)
Diluted Earnings:

Net income	$276,350	151,848	$1.82

16.    Employee Benefit Plans

Effective January 1, 1985, the predecessor of the Company adopted a 401(k) Savings Plan (the “Plan”) for its employees. Under the Plan, as amended, employees, as defined, are eligible to participate in the Plan after they have completed three months of service. Upon formation, the Company adopted the Plan and the terms of the Plan.

Effective January 1, 2000, the Company amended the Plan by increasing the Company’s matching contribution to 200% of the first 3% from 200% of the first 2% of participant’s eligible earnings contributed (utilizing earnings that are not in excess of an amount established by the IRS ($245,000, $245,000 and $245,000 in 2011, 2010 and 2009, respectively), indexed for inflation) and by eliminating the vesting requirement. The Company’s aggregate matching contribution for the years ended December 31, 2011, 2010 and 2009 was $3.1 million, $2.9 million and $3.0 million, respectively.

Effective January 1, 2001, the Company amended the Plan to provide a supplemental retirement contribution to certain employees who have at least ten years of service on January 1, 2001, and who are 40 years of age or older as of January 1, 2001. The maximum supplemental retirement contribution will not exceed the annual limit on contributions established by the Internal Revenue Service. The Company will record an annual supplemental retirement credit for the benefit of each participant. The Company’s supplemental retirement contribution and credit for the years ended December 31, 2011, 2010 and 2009 was $62,000, $48,000 and $122,000, respectively.

The Company also maintains a deferred compensation plan that is designed to allow officers of the Company to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these deferrals. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2011 and 2010, the Company has funded approximately $9.5 million and $8.7 million, respectively, into a separate account, which is not restricted as to its use. The Company’s liability under the plan is equal to the total amount of compensation deferred by the plan participants and earnings on the deferred compensation pursuant to investments elected by the plan participants. The Company’s liability as of December 31, 2011 and 2010 was $9.5 million and $8.7 million, respectively, which are included in the accompanying Consolidated Balance Sheets.

17.    Stock Option and Incentive Plan and Stock Purchase Plan

Boston Properties, Inc. has established a stock option and incentive plan for the purpose of attracting and retaining qualified employees and rewarding them for superior performance in achieving the Company’s business goals and enhancing stockholder value.

Under Boston Properties, Inc.’s 1997 Stock Option and Incentive Plan (the “1997 Plan”), the number of shares of Common Stock available for issuance was 4,019,174 shares. At December 31, 2011, the number of shares available for issuance under the plan was 1,895,963, of which a maximum of 1,589,342 shares may be granted as awards other than stock options. The 1997 Plan expires on May 15, 2017.

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

Boston Properties, Inc. issued 19,030, 69,499 and 62,876 shares of restricted stock and the Company issued 190,067, 252,597 and 515,007 LTIP Units to employees and directors under the 1997 Plan during the years ended December 31, 2011, 2010 and 2009, respectively. Boston Properties, Inc. issued 146,844 non-qualified stock options under the 1997 Plan during the year ended December 31, 2011. The Company issued 400,000 2011 OPP Units under the 1997 Plan during the year ended December 31, 2011. Employees paid $0.01 per share of restricted common stock and $0.25 per LTIP and 2011 OPP Unit. An LTIP Unit is generally the economic equivalent of a share of restricted stock in Boston Properties, Inc. The aggregate value of the LTIP Units is included in Noncontrolling Interests in the Consolidated Balance Sheets. The restricted stock and LTIP Units granted to employees between January 1, 2004 and October 2006 vest over a five-year term. Grants of restricted stock and LTIP Units made on and after November 2006 vest in four equal annual installments. Restricted stock and LTIP Units are measured at fair value on the date of grant based on the number of shares or units granted, as adjusted for forfeitures, and the price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. As the 2011 OPP Awards are subject to both a service condition and a market condition, the Company recognizes the compensation expense related to the 2011 OPP Awards under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Partners’ Capital in the Consolidated Balance Sheets. Stock-based compensation expense associated with restricted stock, LTIP Units and 2008 OPP Units and 2011 OPP Units was approximately $28.3 million, $31.9 million and $25.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. Upon the conclusion of the three-year measurement period in February 2011, the 2008 OPP Awards were not earned, the program was terminated and the Company accelerated the then remaining unrecognized compensation expense totaling approximately $4.3 million during the year ended December 31, 2011. For the year ended December 31, 2010, stock-based compensation expense includes an aggregate of approximately $5.8 million of remaining previously unvested stock-based compensation granted between 2006 and 2009 to Edward H. Linde, Boston Properties, Inc.’s late Chief Executive Officer, which expense was accelerated as a result of his passing on January 10, 2010. At December 31, 2011, there was $24.7 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and $5.5 million of unrecognized compensation expense related to unvested 2011 OPP Units that is expected to be recognized over a weighted-average period of approximately 2.5 years.

The shares of restricted stock were valued at approximately $1.8 million ($93.40 per share weighted-average), $4.5 million ($65.31 per share weighted-average) and $2.8 million ($43.89 per share weighted-average) for the years ended December 31, 2011, 2010 and 2009, respectively.

LTIP Units were valued using a Monte Carlo simulation method model in accordance with the provisions of ASC 718 “Compensation—Stock Compensation” (“ASC 718”) (formerly SFAS No. 123R). LTIP Units issued during the years ended December 31, 2011, 2010 and 2009 were valued at approximately $16.5 million, $15.3 million and $21.1 million, respectively. The weighted-average per unit fair value of LTIP Unit grants in 2011, 2010 and 2009 was $86.74, $60.49 and $41.05, respectively. The per unit fair value of each LTIP Unit granted in 2011, 2010 and 2009 was estimated on the date of grant using the following assumptions; an expected life of 5.8 years, 5.7 years and 5.6 years, a risk-free interest rate of 2.22%, 2.60% and 1.87% and an expected price volatility of 30.0%, 36.0% and 40.0%, respectively.

The non-qualified stock options granted during the year ended December 31, 2011 had a fair value on the date of grant of $24.67 per option, which was computed using the Black-Scholes option-pricing model utilizing the following assumptions: an expected life of 6.0 years, a risk-free interest rate of 2.37%, an expected price volatility of 35.0% and an expected dividend yield of 3.0%. The exercise price of the options is $92.71, which was the closing price of Boston Properties, Inc.’s common stock on the date of grant.

The 2011 OPP Units were valued at approximately $7.8 million utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the unit on the award date. Assumptions used in the valuations included (1) factors associated with the underlying performance of Boston Properties, Inc.’s stock price and total shareholder return over the term of the performance awards including total stock return volatility and risk-free interest and (2) factors associated with the relative performance of Boston Properties, Inc.’s stock price and total shareholder return when compared to the SNL Equity REIT Index. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. The fair value of the 2011 OPP Units is based on the sum of: (1) the present value of the expected payoff to the OPP Award on the measurement date, if the TRS over the applicable measurement period exceeds performance hurdles of the Absolute and the Relative Components; and (2) the present value of the distributions payable on the 2011 OPP Units. The ultimate reward realized on account of the OPP Award by the holders of the 2011 OPP Units is contingent on the TRS achieved on the measurement date, both in absolute terms and relative to the TRS of the SNL Equity REIT Index. The per unit fair value of each 2011 OPP Unit was estimated on the date of grant using the following assumptions in the Monte-Carlo valuation: expected price volatility for Boston Properties, Inc. and the SNL Equity REIT index of 41% and 37%, respectively; a risk free rate of 0.98%; and estimated total dividend payments over the measurement period of $6.10 per share.

A summary of the status of Boston Properties, Inc.’s stock options as of December 31, 2011, 2010 and 2009 and changes during the years then ended are presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	1,206,402	$34.23
Granted	—	—
Exercised	(242,507)	$33.41
Canceled	—	—

Outstanding at December 31, 2009	963,895	$34.44
Granted	—	—
Exercised	(638,957)	$35.35
Canceled	—	—

Outstanding at December 31, 2010	324,938	$32.65
Granted	146,844	$92.71
Exercised	(316,159)	$32.63
Canceled	—	—

Outstanding at December 31, 2011	155,623	$89.35

The following table summarizes information about stock options outstanding at December 31, 2011:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/11	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/11	Weighted-Average Exercise Price
$32.62-$34.14	8,779	0.1 Years	$33.10	8,779	$33.10
$92.71	146,844	9.1 Years	$92.71	4,854	$92.71

The total intrinsic value of the outstanding and exercisable stock options as of December 31, 2011 was approximately $0.6 million. In addition, the Company had 324,938 and 963,895 options exercisable at a weighted-average exercise price of $32.65 and $34.44 at December 31, 2010 and 2009, respectively.

Boston Properties, Inc. adopted the 1999 Non-Qualified Employee Stock Purchase Plan (the “Stock Purchase Plan”) to encourage the ownership of Common Stock by eligible employees. The Stock Purchase Plan became effective on January 1, 1999 with an aggregate maximum of 250,000 shares of Common Stock available for issuance. The Stock Purchase Plan provides for eligible employees to purchase on the business day immediately following the end of the biannual purchase periods (i.e., January 1-June 30 and July 1-December 31) shares of Common Stock at a purchase price equal to 85% of the average closing prices of the Common Stock during the last ten business days of the purchase period. Boston Properties, Inc. issued 6,356, 9,131 and 12,105 shares with the weighted average purchase price equal to $80.13 per share, $61.61 per share and $42.65 per share under the Stock Purchase Plan during the years ended December 31, 2011, 2010 and 2009, respectively.

18.    Related Party Transactions

A firm controlled by Mr. Raymond A. Ritchey’s brother was paid aggregate leasing commissions of approximately $671,000, $960,000 and $257,000 for the years ended December 31, 2011, 2010 and 2009, respectively, related to certain exclusive leasing arrangements for certain Northern Virginia properties. Mr. Ritchey is an Executive Vice President of Boston Properties, Inc.

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

In accordance with Boston Properties, Inc.’s 1997 Plan, and as approved by the Board of Directors of Boston Properties, Inc., five non-employee directors made an election to receive deferred stock units in lieu of cash fees for 2011. The deferred stock units will be settled in shares of common stock upon the cessation of such director’s service on the Board of Directors of Boston Properties, Inc. As a result of these elections, the aggregate cash fees otherwise payable to a non-employee director during a fiscal quarter are converted into a number of deferred stock units equal to the aggregate cash fees divided by the last reported sales price of a share of Boston Properties, Inc.’s common stock on the last trading of the applicable fiscal quarter. The deferred stock units are also credited with dividend equivalents as dividends are paid by Boston Properties, Inc. At December 31, 2011 and 2010, Boston Properties, Inc. had outstanding 79,856 and 73,218 deferred stock units, respectively.

19.    Selected Interim Financial Information (unaudited)

The tables below reflect the Company’s selected quarterly information for the years ended December 31, 2011 and 2010. Certain prior period amounts have been reclassified to conform to the current year presentation. The quarter ended December 31, 2011 includes the gain on sale of Two Grand Central Tower totaling approximately $46.2 million, which is included within income from unconsolidated joint ventures on the Company’s consolidated statements of operations (See Note 5). The quarter ended December 31, 2010 includes losses from early extinguishments of debt aggregating approximately $81.7 million primarily associated with the redemption of $700.0 million in aggregate principal amount of 6.25% senior notes due 2013.

	2011 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per unit amounts)
Total revenue	$417,875	$436,451	$452,413	$452,787
Income from continuing operations	$50,249	$71,794	$82,507	$117,499
Net income attributable to Boston Properties Limited Partnership	$48,897	$70,449	$81,589	$116,217
Income attributable to Boston Properties Limited Partnership per unit—basic	$0.30	$0.43	$0.49	$0.70
Income attributable to Boston Properties Limited Partnership per unit—diluted	$0.30	$0.42	$0.49	$0.70

	2010 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per unit amounts)
Total revenue	$378,071	$393,841	$386,410	$392,482
Income (loss) from continuing operations	$62,798	$73,573	$70,145	$(10,700)
Net income (loss) attributable to Boston Properties Limited Partnership	$62,867	$72,842	$68,436	$(12,402)
Income (loss) attributable to Boston Properties Limited Partnership per unit—basic	$0.39	$0.46	$0.43	$(0.08)
Income (loss) attributable to Boston Properties Limited Partnership per unit—diluted	$0.39	$0.45	$0.43	$(0.08)

20.    Subsequent Events

On January 3, 2012, the Company commenced the redevelopment of 12300 Sunrise Valley Drive, a Class A office project with approximately 256,000 net rentable square feet located in Reston, Virginia. The Company will capitalize incremental costs during the redevelopment.

On January 10, 2012, the Company announced that holders of its 2.875% Exchangeable Senior Notes due 2037 (the “Notes”) have the right to surrender their Notes for purchase by the Company (the “Put Right”) on

February 15, 2012. In connection with the Put Right, on January 10, 2012, the Company distributed a Put Right Notice to the holders of the Notes and filed a Schedule TO with the Securities and Exchange Commission. The opportunity to exercise the Put Right expired at 5:00 p.m., New York City time, on February 8, 2012. On January 10, 2012, the Company also announced that it issued a notice of redemption to the holders of the Notes to redeem, on February 20, 2012 (the “Redemption Date”), all of the Notes outstanding on the Redemption Date. In connection with the redemption, holders of the Notes had the right to exchange their Notes prior to 5:00 p.m., New York City time, on February 16, 2012. Notes with respect to which the Put Right was not exercised (or with respect to which the Put Right is exercised and subsequently withdrawn prior to the withdrawal deadline) and that were not surrendered for exchange prior to 5:00 p.m., New York City time, on February 16, 2012, were redeemed by the Company on the Redemption Date at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest thereon to, but excluding, the Redemption Date. Holders of an aggregate of $242,735,000 of the Notes exercised the Put Right and the Company repurchased such Notes on February 15, 2012. On February 20, 2012, the Company redeemed the remaining $333,459,000 of outstanding Notes at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest thereon.

On January 25, 2012, Boston Properties, Inc.’s Compensation Committee approved outperformance awards under Boston Properties, Inc.’s 1997 Plan to officers and employees of Boston Properties, Inc. These awards (the “2012 OPP Awards”) are part of a broad-based, long-term incentive compensation program designed to provide the Company’s management team with the potential to earn equity awards subject to Boston Properties, Inc. “outperforming” and creating shareholder value in a pay-for-performance structure. Recipients of 2012 OPP Awards will share in a maximum outperformance pool of $40.0 million if the total return to shareholders, including both share appreciation and dividends, exceeds absolute and relative hurdles over a three-year measurement period from February 7, 2012 to February 6, 2015. Earned awards are generally subject to two-years of time-based vesting after the performance measurement date. The Company expects that under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation” the 2012 OPP Awards will have an aggregate value of approximately $7.7 million, which amount will be amortized into earnings over the five-year plan period under the graded vesting method.

As previously disclosed, the Company notified the master servicer of the non-recourse mortgage loan collateralized by the Company’s Montvale Center property located in Gaithersburg, Maryland that the cash flows generated from the property were insufficient to fund debt service payments and capital improvements necessary to lease and operate the property and that the Company was not prepared to fund any cash shortfalls. The Company is not current on making debt service payments and is currently accruing interest at the default interest rate of 9.93% per annum. The loan was originally scheduled to mature on June 6, 2012. However, a receiver has been appointed for the property and the Company expects the property to be transferred to the lender during the first quarter of 2012.

On February 3, 2012, Boston Properties, Inc. issued 19,521 shares of restricted common stock and 165,538 non-qualified stock options and the Company issued 156,652 LTIP units under the 1997 Plan to certain employees of Boston Properties, Inc.

On February 10, 2012, the Company entered into an agreement to acquire 453 Ravendale Avenue in Mountain View, California for an aggregate purchase price of approximately $6.7 million in cash. 453 Ravendale Avenue is an approximately 30,000 net rentable square foot office/technical property located in Mountain View, California. The closing is subject to customary closing conditions and termination rights for transactions of this type. There can be no assurance that the acquisition will be completed on the terms currently contemplated or at all.

On February 13, 2012, E. Mitchell Norville announced that he will resign as Executive Vice President, Chief Operating Officer of Boston Properties, Inc. effective on February 29, 2012. In connection with his resignation, Mr. Norville entered into a separation agreement (the “Separation Agreement”) with Boston

Properties, Inc. Under the Separation Agreement, Boston Properties, Inc. agreed to pay Mr. Norville cash payments totaling approximately $1,533,333 (less applicable deductions) in addition to his cash bonus for 2011, which was $950,000. In addition, Mr. Norville has agreed to provide consulting services to Boston Properties, Inc. for at least two months following the effective date of his resignation for which he will receive $20,000 per month. Under the Separation Agreement, Mr. Norville will be entitled to accelerated vesting with respect to 23,502 LTIP units in the Company and stock options to purchase 4,464 shares of common stock at an exercise price of $92.71 and 5,117 shares of common stock at an exercise price of $104.47. Mr. Norville will also retain approximately 36% of his 2011 outperformance award, which will remain subject to the performance-based vesting criteria originally established for the 2011 outperformance awards. Mr. Norville agreed to one-year non-competition, non-solicitation and non-interference provisions, and provided Boston Properties, Inc. with a general release of claims.

On February 16, 2012, the Company entered into an agreement to acquire 100 Federal Street in Boston, Massachusetts for an aggregate investment of $615.0 million in cash. 100 Federal Street is an approximately 1,300,000 net rentable square foot, 37-story Class A office tower located in Boston, Massachusetts. The Company posted a cash deposit of $25.0 million to secure its obligations under the agreement, which amount will be credited to the Company at closing. The closing is subject to customary closing conditions and termination rights for transactions of this type. There can be no assurance that the acquisition will be completed on the terms currently contemplated, or at all.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the management of Boston Properties, Inc., with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Boston Properties, Inc. concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is set forth on page 102 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We are managed by Boston Properties, Inc. in its capacity as our general partner. The information concerning Boston Properties, Inc.’s directors and executive officers required by Item 10 will be included in Boston Properties, Inc.’s Proxy Statement to be filed relating to its 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Section 16(a) of the Exchange Act requires the executive officers and directors of Boston Properties, Inc., our general partner, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to the executive officers, directors and greater than ten percent beneficial owners of BPLP were satisfied.

Item 11.	Executive Compensation

We are managed by Boston Properties, Inc., in its capacity as our general partner. The information required by Item 11 will be included in Boston Properties, Inc.’s Proxy Statement to be filed relating to its 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Boston Properties, Inc. maintains the 1997 Plan and the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. The following table summarizes Boston Properties, Inc.’s equity compensation plans as of December 31, 2011.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders(1)	2,426,484	(2)	$89.35	(2)	1,895,963	(3)
Equity compensation plans not approved by security holders(4)	N/A		N/A		136,500

Total	2,426,484		$89.35		2,032,463

(1)	Includes information related to Boston Properties, Inc.’s 1997 Plan (See Note 17).
(2)

Includes (a) 155,623 shares of common stock issuable upon the exercise of outstanding options (13,633 of which are vested and exercisable), (b) 1,601,004 long term incentive units (LTIP units) (973,471 of which are vested) that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to us for redemption and acquired by Boston Properties, Inc. for shares of common stock, (c) 190,001 common units issued upon conversion of LTIP units, which may be presented to us for redemption and acquired by Boston Properties, Inc. for shares of common stock, (d) 400,000 2011 OPP Awards and (e) 79,856 deferred stock units which were granted pursuant to an election by certain of our non-employee directors to defer all cash compensation to be paid to such director and to receive his or her deferred cash compensation in shares of common stock upon the director’s retirement from its Board of Directors. Does not include 98,015 shares of restricted stock, as they have been reflected in our total shares outstanding. Because there is no exercise price associated with LTIP units, common units, 2011 OPP Awards or deferred stock units, such awards are not included in the weighed-average exercise price calculation. On February 1, 2011, we granted 2011 OPP Awards to officers and key employees. The 2011 OPP Awards are earned if Boston Properties, Inc. exceeds absolute and relative hurdles over a three-year measurement period from February 1, 2011 to January 31, 2014.

(3)	A maximum of 1,589,342 shares may be granted as awards other than stock options.
(4)	Includes information related to Boston Properties, Inc.’s 1999 Non-Qualified Employee Stock Purchase Plan (ESPP). The ESPP was adopted by the Board of Directors of Boston Properties, Inc. on October 29, 1998. The ESPP has not been approved by its stockholders. The ESPP is available to all its employees that are employed on the first day of the purchase period. Under the ESPP, each eligible employee may purchase shares of Boston Properties, Inc. common stock at semi-annual intervals each year at a purchase price equal to 85% of the average closing prices of Boston Properties, Inc. common stock on the New York Stock Exchange during the last ten business days of the purchase period. Each eligible employee may contribute no more than $10,000 per year to purchase Boston Properties, Inc. common stock under the ESPP.

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

Additional information concerning security ownership of certain beneficial owners and management required by Item 12 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statement Schedule

Boston Properties Limited Partnership

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2011

(dollars in thousands)

Property Name				Original		Costs Capitalized Subsequent to Acquisition	Land and Improve- ments	Building and Improve- ments	Land Held for Develop- ment	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
	Type	Location	Encumbrances	Land	Building
Embarcadero Center	Office	San Francisco, CA	$370,091	$179,697	$847,410	$216,341	$180,417	$1,063,031	$—	$—	$1,243,448	$390,091	1970/1989	(1)
Prudential Center	Office	Boston, MA	—	92,077	734,594	263,112	92,328	981,658	15,797	—	1,089,783	342,320	1965/1993/2002	(1)
399 Park Avenue	Office	New York, NY	—	339,200	700,358	30,112	339,200	730,470	—	—	1,069,670	170,253	1961	(1)
The John Hancock Tower and Garage	Office	Boston, MA	660,033	219,543	667,884	38,678	219,616	706,489	—	—	926,105	25,299	1976	(1)
601 Lexington Avenue	Office	New York, NY	725,000	241,600	494,782	171,132	279,281	628,233	—	—	907,514	158,380	1977/1997	(1)
Times Square Tower	Office	New York, NY	—	165,413	380,438	45,374	159,694	431,531	—	—	591,225	106,131	2004	(1)
Carnegie Center	Office	Princeton, NJ	—	105,107	377,259	42,083	98,731	423,779	1,939	—	524,449	145,950	1983-1999	(1)
Atlantic Wharf	Office	Boston, MA	—	63,988	454,537	—	63,988	454,537	—	—	518,525	10,101	2011	(1)
599 Lexington Avenue	Office	New York, NY	750,000	81,040	100,507	92,813	81,040	193,320	—	—	274,360	128,701	1986	(1)
Gateway Center	Office	San Francisco, CA	—	28,255	139,245	42,068	29,029	180,539	—	—	209,568	64,499	1984/1986/2002	(1)
South of Market	Office	Reston, VA	—	13,603	164,144	8,774	13,603	172,918	—	—	186,521	24,586	2008	(1)
2200 Pennsylvania Avenue	Office	Washington, DC	—	—	183,541	—	—	183,541	—	—	183,541	4,154	2011	(1)
Bay Colony Corporate Center	Office	Waltham, MA	145,673	18,789	148,451	4,670	18,789	153,121	—	—	171,910	6,248	1985-1989	(1)
Reservoir Place	Office	Waltham, MA	—	18,605	92,619	21,621	19,099	113,746	—	—	132,845	43,007	1955/1987	(1)
3200 Zanker Road	Office	San Jose, CA	—	36,705	82,863	12,374	36,705	92,578	2,659	—	131,942	18,079	1988	(1)
505 9th Street	Office	Washington, DC	125,844	38,885	83,719	5,378	42,011	85,971	—	—	127,982	13,780	2007	(1)
Kingstowne Towne Center	Office	Alexandria, VA	54,790	18,021	109,038	(592)	18,021	108,446	—	—	126,467	19,271	2003-2006	(1)
1333 New Hampshire Avenue	Office	Washington, DC	—	34,032	85,660	2,294	34,032	87,954	—	—	121,986	24,902	1996	(1)
635 Massachusetts Avenue	Office	Washington, DC	—	95,281	22,221	2,462	95,281	22,221	2,462	—	119,964	12,872	1968/1992	(1)
1330 Connecticut Avenue	Office	Washington, DC	—	25,982	82,311	11,569	25,982	93,880	—	—	119,862	22,531	1984	(1)
Weston Corporate Center	Office	Weston, MA	—	25,753	92,312	(149)	25,852	92,064	—	—	117,916	4,820	2010	(1)
Capital Gallery	Office	Washington, DC	—	4,725	29,565	79,994	6,128	108,156	—	—	114,284	45,492	1981/2006	(1)
One Freedom Square	Office	Reston, VA	66,092	9,929	84,504	9,653	9,883	94,203	—	—	104,086	36,103	2000	(1)
Seven Cambridge Center	Office	Cambridge, MA	—	3,457	97,136	210	3,457	97,346	—	—	100,803	35,261	2006	(1)
Two Freedom Square	Office	Reston, VA	—	13,930	77,739	6,437	13,866	84,240	—	—	98,106	30,104	2001	(1)
One and Two Reston Overlook	Office	Reston, VA	—	16,456	66,192	8,777	16,456	74,969	—	—	91,425	23,278	1999	(1)
Discovery Square	Office	Reston, VA	—	11,198	71,782	3,472	11,146	75,306	—	—	86,452	23,771	2001	(1)
140 Kendrick Street	Office	Needham, MA	50,291	18,095	66,905	256	18,095	67,161	—	—	85,256	13,236	2000	(1)
Five Cambridge Center	Office	Cambridge, MA	—	18,863	53,346	7,603	18,863	60,949	—	—	79,812	14,787	1981/1996	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—	10,385	60,694	6,638	10,350	67,367	—	—	77,717	24,250	2003	(1)
77 CityPoint	Office	Waltham, MA	—	13,847	60,383	3,010	13,847	63,393	—	—	77,240	7,524	2008	(1)
Four Cambridge Center	Office	Cambridge, MA	—	19,104	52,078	3,709	19,104	55,787	—	—	74,891	8,537	1983/1998	(1)
Democracy Tower	Office	Reston, VA	—	—	73,335	431	—	73,766	—	—	73,766	6,284	2009	(1)
North First Business Park	Office	San Jose, CA	—	58,402	13,069	1,938	23,371	14,328	35,710	—	73,409	6,432	1981	(1)
12300 Sunrise Valley Drive	Office	Reston, VA	—	9,062	58,884	5,394	10,235	63,105	—	—	73,340	40,994	1987/1988	(1)
230 CityPoint	Office	Waltham, MA	—	13,189	49,823	8,872	13,189	58,695	—	—	71,884	13,217	1992	(1)
2440 West El Camino Real	Office	Mountain View, CA	—	16,741	51,285	—	16,741	51,285	—	—	68,026	166	1987/2003	(1)
Wisconsin Place	Office	Chevy Chase, MD	—	—	53,349	12,952	—	66,301	—	—	66,301	6,123	2009	(1)
Reston Corporate Center	Office	Reston, VA	—	9,135	50,857	2,723	9,496	53,219	—	—	62,715	17,727	1984	(1)
New Dominion Technology Park, Bldg. Two	Office	Herndon, VA	63,000	5,584	51,868	(51)	5,574	51,827	—	—	57,401	12,544	2004	(1)
One Preserve Parkway	Office	Rockville, MD	—	5,357	42,186	7,156	5,357	49,342	—	—	54,699	4,618	2009	(1)
303 Almaden Boulevard	Office	San Jose, CA	—	10,836	35,606	3,538	10,836	39,144	—	—	49,980	7,454	1995	(1)
Sumner Square	Office	Washington, DC	23,827	624	28,745	19,214	958	47,625	—	—	48,583	19,394	1985	(1)
New Dominion Technology Park, Bldg. One	Office	Herndon, VA	47,406	3,880	43,227	1,072	3,880	44,299	—	—	48,179	16,063	2001	(1)
191 Spring Street	Office	Lexington, MA	—	2,850	27,166	16,282	2,850	43,448	—	—	46,298	26,658	1971/1995	(1)

Boston Properties Limited Partnership

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2011

(dollars in thousands)

Property Name				Original		Costs Capitalized Subsequent to Acquisition	Land and Improve- ments	Building and Improve- ments	Land Held for Develop- ment	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
	Type	Location	Encumbrances	Land	Building
1301 New York Avenue	Office	Washington, DC	—	9,250	18,750	18,280	9,250	37,030	—	—	46,280	14,464	1983/1998	(1)
200 West Street	Office	Waltham, MA	—	16,148	24,983	4,794	16,148	29,777	—	—	45,925	11,907	1999	(1)
Bedford Business Park	Office	Bedford, MA	—	534	3,403	39,208	1,773	41,372	—	—	43,145	24,317	1980	(1)
University Place	Office	Cambridge, MA	16,220	—	37,091	5,335	27	42,399	—	—	42,426	17,595	1985	(1)
2600 Tower Oaks Boulevard	Office	Rockville, MD	—	4,243	31,125	5,417	4,244	36,541	—	—	40,785	13,849	2001	(1)
Quorum Office Park	Office	Chelmsford, MA	—	3,750	32,454	3,498	4,762	34,940	—	—	39,702	10,851	2001	(1)
One Cambridge Center	Office	Cambridge, MA	—	134	25,110	11,608	134	36,718	—	—	36,852	22,627	1987	(1)
12290 Sunrise Valley Drive	Office	Reston, VA	—	3,594	32,977	(286)	3,594	32,691	—	—	36,285	10,143	2006	(1)
500 E Street	Office	Washington, DC	—	109	22,420	8,675	1,569	29,635	—	—	31,204	18,136	1987	(1)
Eight Cambridge Center	Office	Cambridge, MA	—	850	25,042	3,740	822	28,810	—	—	29,632	7,948	1999	(1)
10 and 20 Burlington Mall Road	Office	Burlington, MA	—	930	6,928	12,518	652	19,724	—	—	20,376	12,501	1984-1989/95-96	(1)
Ten Cambridge Center	Office	Cambridge, MA	—	1,299	12,943	4,003	1,868	16,377	—	—	18,245	9,881	1990	(1)
Three Cambridge Center	Office	Cambridge, MA	—	174	12,200	5,250	174	17,450	—	—	17,624	8,624	1987	(1)
Montvale Center	Office	Gaithersburg, MD	25,000	1,574	9,786	5,932	2,399	14,893	—	—	17,292	9,593	1987	(1)
201 Spring Street	Office	Lexington, MA	—	2,849	15,303	(1,253)	2,849	14,050	—	—	16,899	4,957	1997	(1)
40 Shattuck Road	Office	Andover, MA	—	709	14,740	1,170	709	15,910	—	—	16,619	4,257	2001	(1)
Lexington Office Park	Office	Lexington, MA	—	998	1,426	12,211	1,073	13,562	—	—	14,635	8,874	1982	(1)
6601 & 6605 Springfield Center Drive	Office	Springfield, VA	—	14,041	2,375	(1,836)	3,777	714	10,089	—	14,580	702	1990	(1)
92-100 Hayden Avenue	Office	Lexington, MA	—	594	6,748	6,247	619	12,970	—	—	13,589	8,045	1985	(1)
181 Spring Street	Office	Lexington, MA	—	1,066	9,520	2,030	1,066	11,550	—	—	12,616	3,740	1999	(1)
195 West Street	Office	Waltham, MA	—	1,611	6,652	3,186	1,611	9,838	—	—	11,449	5,196	1990	(1)
91 Hartwell Avenue	Office	Lexington, MA	—	784	6,464	3,831	784	10,295	—	—	11,079	6,802	1985	(1)
Waltham Office Center	Office	Waltham, MA	—	422	2,719	7,759	223	7,963	2,714	—	10,900	7,471	1968-1970/87-88	(1)
Eleven Cambridge Center	Office	Cambridge, MA	—	121	5,535	4,450	121	9,985	—	—	10,106	6,937	1984	(1)
7501 Boston Boulevard, Building Seven	Office	Springfield, VA	—	665	9,273	39	665	9,312	—	—	9,977	3,353	1997	(1)
33 Hayden Avenue	Office	Lexington, MA	—	266	3,234	5,405	266	8,639	—	—	8,905	6,668	1979	(1)
7450 Boston Boulevard, Building Three	Office	Springfield, VA	—	1,165	4,681	1,501	1,327	6,020	—	—	7,347	2,519	1987	(1)
7435 Boston Boulevard, Building One	Office	Springfield, VA	—	392	3,822	3,041	486	6,769	—	—	7,255	4,715	1982	(1)
8000 Grainger Court, Building Five	Office	Springfield, VA	—	366	4,282	2,151	453	6,346	—	—	6,799	4,464	1984	(1)
7500 Boston Boulevard, Building Six	Office	Springfield, VA	—	138	3,749	1,769	273	5,383	—	—	5,656	3,651	1985	(1)
7300 Boston Boulevard, Building Thirteen	Office	Springfield, VA	—	608	4,773	18	608	4,791	—	—	5,399	3,207	2002	(1)
7601 Boston Boulevard, Building Eight	Office	Springfield, VA	—	200	878	4,182	378	4,882	—	—	5,260	3,173	1986	(1)
Fourteen Cambridge Center	Office	Cambridge, MA	—	110	4,483	569	110	5,052	—	—	5,162	3,457	1983	(1)
8000 Corporate Court, Building Eleven	Office	Springfield, VA	—	136	3,071	1,132	687	3,652	—	—	4,339	2,048	1989	(1)
7375 Boston Boulevard, Building Ten	Office	Springfield, VA	—	23	2,685	826	47	3,487	—	—	3,534	2,029	1988	(1)
7374 Boston Boulevard, Building Four	Office	Springfield, VA	—	241	1,605	1,331	303	2,874	—	—	3,177	2,061	1984	(1)
7451 Boston Boulevard, Building Two	Office	Springfield, VA	—	249	1,542	1,000	535	2,256	—	—	2,791	1,981	1982	(1)
164 Lexington Road	Office	Billerica, MA	—	592	1,370	147	592	1,517	—	—	2,109	625	1982	(1)
32 Hartwell Avenue	Office	Lexington, MA	—	168	1,943	(436)	168	1,507	—	—	1,675	1,291	1968-1979/1987	(1)
17 Hartwell Avenue	Office	Lexington, MA	—	26	150	621	26	771	—	—	797	398	1968	(1)
Residences on The Avenue, 2221 I St., NW	Residential	Washington, DC	—	—	119,874	—	—	119,874	—	—	119,874	1,764	2011	(1)
The Lofts at Atlantic Wharf	Residential	Boston, MA	—	3,529	54,891	—	3,529	54,891	—	—	58,420	673	2011	(1)
Cambridge Center Marriott	Hotel	Cambridge, MA	—	478	37,918	30,324	478	68,242	—	—	68,720	39,706	1986	(1)
Cambridge Center East Garage	Garage	Cambridge, MA	—	—	35,035	1,073	—	36,108	—	—	36,108	4,714	1984	(1)
Cambridge Center West Garage	Garage	Cambridge, MA	—	1,256	15,697	446	1,256	16,143	—	—	17,399	2,462	2006	(1)
Cambridge Center North Garage	Garage	Cambridge, MA	—	1,163	11,633	1,085	1,163	12,718	—	—	13,881	7,148	1990	(1)
250 West 55th Street	Development	New York, NY	—	—	—	527,964	—	—	—	527,964	527,964	—	N/A	N/A
510 Madison Avenue	Development	New York, NY	—	—	—	345,910	45,320	109,867	—	190,723	345,910	1,112	N/A	N/A
12310 Sunrise Valley Drive	Development	Reston, VA	—	9,367	67,431	60,219	10,542	71,653	—	54,822	137,017	48,490	1987/1988	(1)

Boston Properties Limited Partnership

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2011

(dollars in thousands)

Property Name					Original		Costs Capitalized Subsequent to Acquisition	Land and Improve- ments	Building and Improve- ments	Land Held for Develop- ment	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
	Type	Location	Encumbrances		Land	Building
Reston Town Center Residential	Development	Reston, VA	—		—	—	24,969	—	—	—	24,969	24,969	—	N/A	N/A
17 Cambridge Center	Development	Cambridge, MA	—		—	—	20,207	—	—	—	20,207	20,207	—	N/A	N/A
Plaza at Almaden	Land	San Jose, CA	—		—	—	33,401	—	—	33,401	—	33,401	—	N/A	N/A
Springfield Metro Center	Land	Springfield, VA	—		—	—	31,845	—	—	31,845	—	31,845	—	N/A	N/A
Tower Oaks Master Plan	Land	Rockville, MD	—		—	—	28,619	—	—	28,619	—	28,619	—	N/A	N/A
Prospect Hill	Land	Waltham, MA	—		—	—	23,819	—	667	23,152	—	23,819	—	N/A	N/A
Washingtonian North	Land	Gaithersburg, MD	—		—	—	17,704	—	—	17,704	—	17,704	—	N/A	N/A
103 4th Avenue	Land	Waltham, MA	—		11,911	—	—	—	—	11,911	—	11,911	—	N/A	N/A
Cambridge Master Plan	Land	Cambridge, MA	—		—	—	10,693	—	—	10,693	—	10,693	—	N/A	N/A
Reston Gateway	Land	Reston, VA	—		—	—	9,458	—	—	9,458	—	9,458	—	N/A	N/A
Reston Eastgate	Land	Reston, VA	—		—	—	8,772	—	—	8,772	—	8,772	—	N/A	N/A
Crane Meadow	Land	Marlborough, MA	—		—	—	8,723	—	—	8,723	—	8,723	—	N/A	N/A
Broad Run Business Park	Land	Loudon County, VA	—		—	—	7,729	1,621	—	6,108	—	7,729	—	N/A	N/A
30 Shattuck Road	Land	Andover, MA	—		—	—	1,161	—	—	1,161	—	1,161	—	N/A	N/A

			$3,123,267	(2)	$2,216,058	$8,104,331	$2,602,578	$2,247,462	$9,593,903	$262,917	$818,685	$12,922,967	$2,577,118

Note: Total Real Estate does not include Furniture, Fixtures and Equipment totaling approximately $26,359. Accumulated Depreciation does not include approximately $16,662 of accumulated depreciation related to Furniture, Fixtures and Equipment.

The aggregate cost and accumulated depreciation for tax purposes was approximately $13.8 billion and $2.4 billion, respectively.

(1)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.
(2)	Includes the unamortized balance of the historical fair value adjustment totaling approximately $23.8 million.

A summary of activity for real estate and accumulated depreciation is as follows:

	2011	2010	2009
Real Estate:
Balance at the beginning of the year	$12,300,746	$10,635,733	$10,162,132
Additions to/improvements of real estate	668,084	1,669,926	481,237
Assets sold/written-off	(45,863)	(4,913)	(7,636)

Balance at the end of the year	$12,922,967	$12,300,746	$10,635,733

Accumulated Depreciation:
Balance at the beginning of the year	$2,267,682	$1,987,296	$1,731,063
Depreciation expense	354,413	284,338	261,171
Assets sold/written-off	(44,977)	(3,952)	(4,938)

Balance at the end of the year	$2,577,118	$2,267,682	$1,987,296

Note: Real Estate and Accumulated Depreciation amounts do not include Furniture, Fixtures and Equipment.

(b) Exhibits

3.1	Form of Amended and Restated Certificate of Incorporation of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)

3.2	Amended and Restated Certificate of Designations of Series E Junior Participating Cumulative Preferred Stock of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on June 18, 2007.)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on May 20, 2010.)

3.4	Second Amended and Restated Bylaws of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on October 24, 2008.)

3.5	Amendment to Second Amended and Restated By-laws of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.2 to Boston Properties, Inc.’s Current Report on Form 8-K filed on May 20, 2010.)

4.1	Shareholder Rights Agreement, dated as of June 18, 2007, between Boston Properties, Inc. and Computershare Trust Company, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on June 18, 2007.)

4.2	Form of Certificate of Designations for Series A Preferred Stock. (Incorporated by reference to Exhibit 99.26 to Boston Properties, Inc.’s Current Report on Form 8-K filed on November 25, 1998.)

4.3	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.3 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)

4.4	Indenture, dated as of December 13, 2002, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1 to Boston Properties, Inc.’s Current Report on Form 8-K/A filed on December 13, 2002.)

4.5	Supplemental Indenture No. 1, dated as of December 13, 2002, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, including a form of the 6.25% Senior Note due 2013. (Incorporated by reference to Exhibit 4.2 to Boston Properties, Inc.’s Current Report on Form 8-K/A filed on December 13, 2002.)

4.6	Supplemental Indenture No. 2, dated as of January 17, 2003, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, including a form of the 6.25% Senior Note due 2013. (Incorporated by reference to Exhibit 4.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 23, 2003.)

4.7	Supplemental Indenture No. 3, dated as of March 18, 2003, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, including a form of the 5.625% Senior Note due 2015. (Incorporated by reference to Exhibit 4.6 to Boston Properties Limited Partnership’s Amendment No. 3 to Form 10 filed on May 13, 2003.)

4.8	Supplemental Indenture No. 4, dated as of May 22, 2003, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee, including a form of the 5.00% Senior Note due 2015. (Incorporated by reference to Exhibit 4.2 to Boston Properties Limited Partnership’s Form S-4 filed on June 13, 2003, File No. 333-106127.)
4.9	Supplemental Indenture No. 5, dated as of April 6, 2006, by and between Boston Properties Limited Partnership and The Bank of New York Trust Company, N.A., as Trustee, including a form of the 3.75% Exchangeable Senior Note due 2036. (Incorporated by reference to Exhibit 4.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on May 10, 2006.)

4.10	Supplemental Indenture No. 6, dated February 6, 2007, by and between Boston Properties Limited Partnership and The Bank of New York Trust Company, N.A., as Trustee, including a form of the 2.875% Exchangeable Senior Note due 2037. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of Boston Properties Limited Partnership filed on February 6, 2007.)

4.11	Supplemental Indenture No. 7, dated as of August 19, 2008, between the Company and the Trustee, including a form of the 3.625% Exchangeable Senior Note due 2014. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on August 20, 2008.)

4.12	Supplemental Indenture No. 8, dated as of October 9, 2009, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 5.875% Senior Note due 2019. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on October 9, 2009.)

4.13	Supplemental Indenture No. 9, dated as of April 19, 2010, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 5.625% Senior Note due 2020. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on April 19, 2010.)

4.14	Supplemental Indenture No. 10, dated as of November 18, 2010, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 4.125% Senior Note due 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on November 18, 2010).

4.15	Supplemental Indenture No. 11, dated as of November 10, 2011, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 3.700% Senior Note due 2018 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on November 10, 2011).

4.16	Registration Rights Agreement, dated as of February 6, 2007, among Boston Properties Limited Partnership, Boston Properties, Inc., JP Morgan Securities Inc. and Morgan Stanley & Co. Incorporated. (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on February 6, 2007.)

4.17	Registration Rights Agreement, dated as of August 19, 2008, among the Company, Boston Properties, Inc., JP Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as the representatives of the initial purchasers of the Notes. (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on August 20, 2008.)

10.1	Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of June 29, 1998. (Incorporated by reference to Exhibit 99.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on July 15, 1998.)

10.2	Certificate of Designations for the Series Two Preferred Units, dated November 12, 1998, constituting an amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership. (Incorporated by reference to Exhibit 99.24 to Boston Properties, Inc.’s Current Report on Form 8-K filed on November 25, 1998.)
10.3*	Forty-Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of April 11, 2003, by Boston Properties, Inc., as general partner. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.4*	Seventy-Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of January 24, 2008, by Boston Properties, Inc., as general partner. (Incorporated by reference to Exhibit 10.3 to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 29, 2008.)

10.5	Ninety-Eighth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of October 21, 2010. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 5, 2010.)

10.6*	Second Amendment and Restatement of Boston Properties, Inc. 1997 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit A to Boston Properties, Inc.’s Proxy Statement on Schedule 14A filed on April 6, 2007.)

10.7*	Form of 2011 Outperformance Award Agreement. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 21, 2011.)

10.8*	Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.59 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 15, 2005.)

10.9*	First Amendment to the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.60 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 15, 2005.)

10.10*	Second Amendment to the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.61 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 15, 2005.)

10.11*	Boston Properties Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2009. (Incorporated by reference to Exhibit 10.10 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.12*	Employment Agreement by and between Mortimer B. Zuckerman and Boston Properties, Inc. dated as of January 17, 2003. (Incorporated by reference to Exhibit 10.7 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.13*	First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.14*	Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.13 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.15*	Employment Agreement by and between Douglas T. Linde and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.12 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.16*	First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Douglas T. Linde. (Incorporated by reference to Exhibit 10.3 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)
10.17*	Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Douglas T. Linde. (Incorporated by reference to Exhibit 10.19 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.18*	Amended and Restated Employment Agreement by and between Raymond A. Ritchey and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.15 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.19*	First Amendment to Amended and Restated Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Raymond A. Ritchey. (Incorporated by reference to Exhibit 10.4 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.20*	Second Amendment to Amended and Restated Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Raymond A. Ritchey. (Incorporated by reference to Exhibit 10.22 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.21*	Amended and Restated Employment Agreement by and between E. Mitchell Norville and Boston Properties, Inc. dated as of August 25, 2005. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2005.)

10.22*	First Amendment to Amended and Restated Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and E. Mitchell Norville. (Incorporated by reference to Exhibit 10.5 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.23*	Second Amendment to Amended and Restated Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and E. Mitchell Norville. (Incorporated by reference to Exhibit 10.25 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.24*	Letter Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and E. Mitchell Norville, dated as of February 13, 2012. (Incorporated by reference to Exhibit 10.24 to Boston Properties, Inc.’s Annual Report on Form 10-K filed February 28, 2012.)

10.25*	Employment Agreement by and between Michael E. LaBelle and Boston Properties, Inc. dated as of January 24, 2008. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 29, 2008.)

10.26*	First Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Michael E. LaBelle. (Incorporated by reference to Exhibit 10.27 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.27*	Employment Agreement by and between Peter D. Johnston and Boston Properties, Inc. dated as of August 25, 2005. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2005.)

10.28*	First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Peter D. Johnston. (Incorporated by reference to Exhibit 10.6 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.29*	Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Peter D. Johnston. (Incorporated by reference to Exhibit 10.30 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.30*	Employment Agreement by and between Bryan J. Koop and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.10 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.31*	First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Bryan J. Koop. (Incorporated by reference to Exhibit 10.7 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)
10.32*	Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Bryan J. Koop. (Incorporated by reference to Exhibit 10.33 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.33*	Amended and Restated Employment Agreement by and between Robert E. Selsam and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.16 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.34*	First Amendment to Amended and Restated Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Robert E. Selsam. (Incorporated by reference to Exhibit 10.8 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.35*	Second Amendment to Amended and Restated Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Robert E. Selsam. (Incorporated by reference to Exhibit 10.36 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.36*	Compensation Agreement between Boston Properties, Inc. and Robert E. Selsam, dated as of August 10, 1995 relating to 90 Church Street. (Incorporated by reference to Exhibit 10.26 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)

10.37*	Employment Agreement by and between Robert E. Pester and Boston Properties, Inc. dated as of December 16, 2002. (Incorporated by reference to Exhibit 10.14 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.38*	First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Robert E. Pester. (Incorporated by reference to Exhibit 10.9 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.39*	Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Robert E. Pester. (Incorporated by reference to Exhibit 10.40 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.40*	Employment Agreement by and between Mitchell S. Landis and Boston Properties, Inc. dated as of November 26, 2002. (Incorporated by reference to Exhibit 10.11 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.41*	First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Mitchell S. Landis. (Incorporated by reference to Exhibit 10.10 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.42*	Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Mitchell S. Landis. (Incorporated by reference to Exhibit 10.43 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.43*	Senior Executive Severance Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.17 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.44*	First Amendment to the Senior Executive Severance Agreement, dated as of November 1, 2007, by and among Boston Properties, Inc., Boston Properties Limited Partnership and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.11 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.45*	Second Amendment to the Senior Executive Severance Agreement, dated as of December 15, 2008, by and among Boston Properties, Inc., Boston Properties Limited Partnership and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.46 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)
10.46*	Boston Properties, Inc. Senior Executive Severance Plan. (Incorporated by reference to Exhibit 10.19 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.47*	First Amendment to the Boston Properties, Inc. Senior Executive Severance Plan, dated as of October 18, 2007. (Incorporated by reference to Exhibit 10.13 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.48*	Second Amendment to the Boston Properties, Inc. Senior Executive Severance Plan, dated as of December 15, 2008. (Incorporated by reference to Exhibit 10.52 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.49*	Boston Properties, Inc. Executive Severance Plan, dated as of July 30, 1998. (Incorporated by reference to Exhibit 10.20 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.50*	First Amendment to the Boston Properties, Inc. Executive Severance Plan, dated as of October 18, 2007. (Incorporated by reference to Exhibit 10.14 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.51*	Boston Properties, Inc. Officer Severance Plan, dated as of July 30, 1998. (Incorporated by reference to Exhibit 10.15 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.52*	First Amendment to the Boston Properties, Inc. Officer Severance Plan, dated as of October 18, 2007. (Incorporated by reference to Exhibit 10.16 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.53*	Second Amendment to the Boston Properties, Inc. Officer Severance Plan, dated as of December 15, 2008. (Incorporated by reference to Exhibit 10.57 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.54*	Form of Indemnification Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and certain officers and directors of the Company. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2004.)

10.55*	Director Appointment Agreement, dated as of January 20, 2011, by and between Matthew J. Lustig and Boston Properties, Inc. (Incorporated by reference to Exhibit 10.55 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 25, 2011.)

10.56	Sixth Amended and Restated Revolving Credit Agreement, dated as of June 24, 2011, among Boston Properties Limited Partnership and the lenders identified therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on June 27, 2011).

10.57	Purchase and Sale Agreement, dated as of October 4, 2010, between 100 & 200 Clarendon LLC, a Delaware limited liability company, and Boston Properties Limited Partnership, a Delaware limited partnership. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on October 8, 2010.)

12.1	Statement re Computation of Ratios. (Filed herewith.)

21.1	Subsidiaries of Boston Properties Limited Partnership. (Filed herewith.)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting firm. (Filed herewith.)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

32.2	Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

101	The following materials from Boston Properties Limited Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Partners’ Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

As provided in Rule 406T of Regulation S-T, this information is furnished for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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
Date:
February 28, 2012	By:	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Senior Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Boston Properties, Inc., as general partner of the Registrant, and in the capacities and on the dates indicated.

February 28, 2012

	By:	/s/ MORTIMER B. ZUCKERMAN
Mortimer B. Zuckerman Chairman of the Board and Chief Executive Officer

	By:	/s/ DOUGLAS T. LINDE
Douglas T. Linde Director and President

	By:	/s/ LAWRENCE S. BACOW
Lawrence S. Bacow Director

	By:	/s/ ZOË BAIRD BUDINGER
Zoë Baird Budinger Director

	By:	/s/ CAROL B. EINIGER
Carol B. Einiger Director

	By:	/s/ DR. JACOB A. FRENKEL
Dr. Jacob A. Frenkel Director

	By:	/s/ MATTHEW J. LUSTIG
Matthew J. Lustig Director

	By:	/s/ ALAN J. PATRICOF
Alan J. Patricof Director

	By:	/s/ MARTIN TURCHIN
Martin Turchin Director

By:	/s/ DAVID A. TWARDOCK
David A. Twardock Director

By:	/s/ MICHAEL E. LABELLE
Michael E. LaBelle Senior Vice President, Chief Financial Officer and Principal Financial Officer

By:	/s/ ARTHUR S. FLASHMAN
Arthur S. Flashman Vice President, Controller and Principal Accounting Officer