Form 10-Q
period 2012-06-30
BOSTON PROPERTIES LTD PARTNERSHIP
filed 2012-08-08
CIK 1043121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q

for the quarter ended June 30, 2012

PART I. FINANCIAL INFORMATION

ITEM  1—Financial Statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for unit amounts)

	June 30, 2012	December 31, 2011
ASSETS
Real estate, at cost	$12,709,652	$11,867,724
Construction in progress	732,734	818,685
Land held for future development	266,264	262,917
Less: accumulated depreciation	(2,728,201)	(2,593,780)

Total real estate	10,980,449	10,355,546
Cash and cash equivalents	1,671,997	1,823,208
Cash held in escrows	31,381	40,332
Investments in securities	11,036	9,548
Tenant and other receivables (net of allowance for doubtful accounts of $1,834 and $1,766, respectively)	43,507	79,838
Related party notes receivable	282,416	280,442
Interest receivable from related party notes receivable	98,866	89,854
Accrued rental income (net of allowance of $2,693 and $2,515, respectively)	559,646	522,675
Deferred charges, net	504,475	445,403
Prepaid expenses and other assets	41,480	75,458
Investments in unconsolidated joint ventures	670,653	669,722

Total assets	$14,895,906	$14,392,026

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$2,877,125	$3,123,267
Unsecured senior notes (net of discount of $11,587 and $9,814, respectively)	4,863,413	3,865,186
Unsecured exchangeable senior notes (net of discount of $2,368 and $3,462, respectively)	1,155,669	1,715,685
Unsecured line of credit	—	—
Accounts payable and accrued expenses	163,496	155,139
Distributions payable	93,353	91,901
Accrued interest payable	61,947	69,105
Other liabilities	308,354	293,515

Total liabilities	9,523,357	9,313,798

Commitments and contingencies	—	—

Noncontrolling interests:
Redeemable partnership units—1,030,748 and 1,113,044 preferred units outstanding (1,352,688 and 1,460,688 common units at redemption value, if converted) at June 30, 2012 and December 31, 2011, respectively	146,591	145,484

Redeemable partnership units—16,514,469 and 16,562,838 common units and 1,683,214 and 1,601,004 long term incentive units outstanding at redemption value at June 30, 2012 and December 31, 2011, respectively	1,972,083	1,809,119

Capital:
Boston Properties Limited Partnership partners’ capital—1,689,134 and 1,662,715 general partner units and 149,026,568 and 146,444,896 limited partner units outstanding at June 30, 2012 and December 31, 2011, respectively	3,255,435	3,124,688
Noncontrolling interests in property partnerships	(1,560)	(1,063)

Total capital	3,253,875	3,123,625

Total liabilities and capital	$14,895,906	$14,392,026

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands, except for per unit amounts)
Revenue
Rental
Base rent	$372,285	$346,515	$728,376	$684,122
Recoveries from tenants	57,475	48,255	109,222	93,495
Parking and other	23,524	21,098	45,951	40,159

Total rental revenue	453,284	415,868	883,549	817,776
Hotel revenue	10,049	8,904	16,865	14,852
Development and management services	9,564	9,095	17,710	16,521

Total revenue	472,897	433,867	918,124	849,149

Expenses
Operating
Rental	161,853	143,633	318,299	282,524
Hotel	6,616	6,281	12,715	12,020
General and administrative	19,066	18,721	46,685	43,364
Transaction costs	8	1,361	2,112	1,433
Depreciation and amortization	109,602	108,203	216,488	214,741

Total expenses	297,145	278,199	596,299	554,082

Operating income	175,752	155,668	321,825	295,067
Other income (expense)
Income from unconsolidated joint ventures	21,191	8,882	32,912	16,858
Interest and other income	2,382	1,953	4,028	2,927
Gains (losses) from investments in securities	(186)	6	615	379
Gains from early extinguishments of debt	274	—	1,041	—
Interest expense	(99,901)	(94,583)	(203,138)	(193,108)

Income from continuing operations	99,512	71,926	157,283	122,123
Discontinued operations
Income (loss) from discontinued operations	398	(132)	884	(80)
Gain on sale of real estate from discontinued operations	38,445	—	38,445	—
Gain on forgiveness of debt from discontinued operations	—	—	18,361	—

Net income	138,355	71,794	214,973	122,043
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnership	(457)	(503)	(1,003)	(1,032)
Noncontrolling interest—redeemable preferred units	(765)	(842)	(1,566)	(1,665)

Net income attributable to Boston Properties Limited Partnership	$137,133	$70,449	$212,404	$119,346

Basic earnings per common unit attributable to Boston Properties Limited Partnership
Income from continuing operations	$0.58	$0.43	$0.93	$0.73
Discontinued operations	0.23	—	0.34	—

Net income	$0.81	$0.43	$1.27	$0.73

Weighted average number of common units outstanding	168,018	165,029	167,039	163,563

Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Income from continuing operations	$0.58	$0.42	$0.93	$0.73
Discontinued operations	0.23	—	0.34	—

Net income	$0.81	$0.42	$1.27	$0.73

Weighted average number of common and common equivalent units outstanding	168,400	165,860	167,431	164,183

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net income	$138,355	$71,794	$214,973	$122,043
Other comprehensive income:
Amortization of interest rate contracts	648	648	1,297	1,297

Other comprehensive income	648	648	1,297	1,297

Comprehensive income	139,003	72,442	216,270	123,340
Comprehensive income attributable to noncontrolling interests	(1,222)	(1,345)	(2,569)	(2,697)

Comprehensive income attributable to Boston Properties Limited Partnership	$137,781	$71,097	$213,701	$120,643

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited and in thousands)

Total Partners’ Capital
Balance at December 31, 2011	$3,124,688
Contributions	249,891
Net income allocable to general and limited partner units	189,889
Distributions	(165,055)
Accumulated other comprehensive loss	1,160
Unearned compensation	1,708
Conversion of redeemable partnership units	6,831
Adjustment to reflect redeemable partnership units at redemption value	(153,677)

Balance at June 30, 2012	$3,255,435

Balance at December 31, 2010	$2,693,939
Contributions	405,232
Net income allocable to general and limited partner units	105,060
Distributions	(145,723)
Accumulated other comprehensive loss	1,142
Unearned compensation	2,750
Conversion of redeemable partnership units	47,551
Adjustment to reflect redeemable partnership units at redemption value	(330,349)

Balance at June 30, 2011	$2,779,602

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$214,973	$122,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	217,528	216,397
Non-cash compensation expense	18,113	17,765
Income from unconsolidated joint ventures	(32,912)	(16,858)
Distributions of net cash flow from operations of unconsolidated joint ventures	20,190	17,442
Gains from investments in securities	(615)	(379)
Non-cash portion of interest expense	21,881	27,014
Settlement of accreted debt discount on repurchases of unsecured exchangeable senior notes	(68,760)	—
Gains from early extinguishments of debt	(1,196)	—
Gain on sale of real estate from discontinued operations	(38,445)	—
Gain on forgiveness of debt from discontinued operations	(18,361)	—
Change in assets and liabilities:
Cash held in escrows	8,675	(4,408)
Tenant and other receivables, net	30,120	16,346
Accrued rental income, net	(39,598)	(49,195)
Prepaid expenses and other assets	38,618	(6,505)
Accounts payable and accrued expenses	(2,710)	169
Accrued interest payable	(4,977)	(281)
Other liabilities	(7,589)	(28,517)
Tenant leasing costs	(23,855)	(20,932)

Total adjustments	116,107	168,058

Net cash provided by operating activities	331,080	290,101

Cash flows from investing activities:
Acquisitions of real estate	(621,359)	(41,100)
Construction in progress	(152,548)	(137,258)
Building and other capital improvements	(21,569)	(13,390)
Tenant improvements	(72,786)	(28,290)
Proceeds from the sale of real estate	61,963	—
Proceeds from land transaction	—	43,887
Deposit on real estate released from escrow	—	10,000
Issuance of notes receivable	(1,974)	(6,375)
Capital contributions to unconsolidated joint ventures	(325)	(16,716)
Capital distributions from unconsolidated joint ventures	3,057	—
Investments in securities, net	(873)	(864)

Net cash used in investing activities	(806,414)	(190,106)

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2012	2011
	(in thousands)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	453,306
Repayments of mortgage notes payable	(219,865)	(468,639)
Proceeds from unsecured senior notes	997,790	—
Redemption/Repurchase of unsecured exchangeable senior notes	(507,434)	—
Deposit on mortgage loan financing	—	(14,500)
Deferred financing costs	(7,758)	(6,220)
Net proceeds from ATM stock issuances	247,186	394,717
Net proceeds from equity transactions	973	8,807
Distributions	(185,269)	(164,830)
Distributions to noncontrolling interest in property partnership	(1,500)	(1,000)

Net cash provided by financing activities	324,123	201,641

Net increase (decrease) in cash and cash equivalents	(151,211)	301,636
Cash and cash equivalents, beginning of period	1,823,208	478,948

Cash and cash equivalents, end of period	$1,671,997	$780,584

Supplemental disclosures:
Cash paid for interest	$276,494	$190,851

Interest capitalized	$21,278	$23,197

Non-cash investing and financing activities:
Additions to real estate included in accounts payable	$3,225	$19,154

Mortgage note payable assumed in connection with the acquisition of real estate	$—	$143,900

Mortgage note payable extinguished through foreclosure	$25,000	$—

Real estate transferred upon foreclosure	$8,198	$—

Distributions declared but not paid	$93,353	$83,369

Conversions of redeemable partnership units to partners’ capital	$6,831	$47,551

Conversion of redeemable preferred units to common units	$4,115	$—

Issuance of restricted securities to employees and directors	$25,955	$25,087

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Boston Properties Limited Partnership (the “Company”), a Delaware limited partnership, is the entity through which Boston Properties, Inc., a self-administered and self-managed real estate investment trust (“REIT”), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Boston Properties, Inc. is the sole general partner of the Company and at June 30, 2012 owned an approximate 88.5% (87.5% at June 30, 2011) general and limited partnership interest in the Company. Partnership interests in the Company are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). In addition, in February 2008, February 2011 and February 2012, the Company issued LTIP Units in connection with the granting to employees of outperformance awards (also referred to as “2008 OPP Units,” “2011 OPP Units” and “2012 OPP Units,” respectively, and collectively as “OPP Units”). Because the rights, preferences and privileges of OPP Units differ from other LTIP Units granted to employees as part of the annual compensation process, unless specifically noted otherwise, all references to LTIP Units exclude OPP Units. On February 5, 2011, the measurement period for the Company’s 2008 OPP Unit awards expired and Boston Properties, Inc.’s total return to shareholders was not sufficient for employees to earn and therefore become eligible to vest in any of the 2008 OPP Unit awards. Accordingly, all 2008 OPP Unit awards were automatically forfeited (See Notes 9 and 12).

Unless specifically noted otherwise, all references to OP Units exclude units held by Boston Properties, Inc. A holder of an OP Unit may present such OP Unit to the Company for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Company is obligated to redeem such OP Unit for cash equal to the value of a share of common stock of Boston Properties, Inc. (“Common Stock”) at such time. In lieu of a cash redemption, Boston Properties, Inc. may elect to acquire such OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that Boston Properties, Inc. owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. An LTIP Unit is generally the economic equivalent of a share of restricted common stock of Boston Properties, Inc. LTIP Units, whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Note 12).

At June 30, 2012, there was one series of Preferred Units outstanding (i.e., Series Two Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Company. Preferred Units may also be converted into OP Units or redeemed for cash at the election of the holder thereof or the Company in accordance with the terms and conditions set forth in the applicable amendment to the partnership agreement (See Note 9).

All references herein to the Company refer to Boston Properties Limited Partnership and its consolidated subsidiaries, collectively, unless the context otherwise requires.

Properties

At June 30, 2012, the Company owned or had interests in a portfolio of 150 commercial real estate properties (the “Properties”) aggregating approximately 42.8 million net rentable square feet, including six properties under construction totaling approximately 2.2 million net rentable square feet. In addition, the

Company has structured parking for approximately 44,703 vehicles containing approximately 15.2 million square feet. At June 30, 2012, the Properties consist of:

•	143 office properties, including 126 Class A office properties (including five properties under construction) and 17 Office/Technical properties;

•	one hotel;

•	three retail properties; and

•	three residential properties (including one property under construction).

The Company owns or controls undeveloped land parcels totaling approximately 510.5 acres. In addition, the Company has a noncontrolling interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company has pursued the acquisition of value-added investments in assets within its existing markets. The Company’s investments through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At June 30, 2012, the Value-Added Fund had investments in 24 buildings comprised of an office property in Chelmsford, Massachusetts and office complexes in Mountain View, California.

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

The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. The Company determines the fair value of its unsecured senior notes and unsecured exchangeable senior notes using market prices. The fair value of the Company’s unsecured senior notes and unsecured exchangeable senior notes is categorized at a level 1 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) due to the fact that the Company uses quoted market rates to value these instruments. However, the fair value could be categorized at a level 2 basis if trading volumes are low. The Company determines the fair value of its mortgage notes payable using discounted cash flow analyses by discounting the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt based on current market rates for similar securities. In determining the current market rates, the Company adds its estimates of market spreads to the quoted yields on federal government treasury securities with similar maturity dates to its debt. The fair value of the Company’s mortgage notes payable is categorized at a level 3 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) due to the fact that the Company considers the rates used in the valuation techniques to be unobservable inputs.

Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate. The following table presents the aggregate carrying value of the Company’s indebtedness and the Company’s corresponding estimate of fair value as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012			December 31, 2011
	Carrying Amount		Estimated Fair Value	Carrying Amount		Estimated Fair Value
Mortgage notes payable	$2,877,125		$2,985,393	$3,123,267		$3,297,903
Unsecured senior notes	4,863,413		5,236,475	3,865,186		4,148,461
Unsecured exchangeable senior notes	1,155,669	(1)	1,328,569	1,715,685	(1)	1,904,115

Total	$8,896,207		$9,550,437	$8,704,138		$9,350,479

(1)	Includes the net impact of Accounting Standards Codification (“ASC”) ASC 470-20 totaling approximately $39.5 million and $54.5 million at June 30, 2012 and December 31, 2011, respectively.

Out-of-Period Adjustment

During the six months ended June 30, 2012, the Company recorded additional real estate operating expenses totaling approximately $3.2 million related to the cumulative non-cash straight-line adjustment to the ground rent expense of certain ground leases that were not previously recognized on a straight-line basis. This resulted in the overstatement of real estate operating expenses by approximately $3.2 million during the six months ended June 30, 2012 and in the understatement of real estate operating expenses in the aggregate amount of approximately $3.2 million in previous periods. Because this adjustment was not material to the prior years’ consolidated financial statements and the impact of recording the adjustment in the current period is not material to the Company’s consolidated financial statements, the Company recorded the related adjustment during the six months ended June 30, 2012.

3. Real Estate Activity During the Six Months Ended June 30, 2012

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

Land	$5,477
Building and improvements	974
Tenant improvements	116
In-place lease intangibles	223
Below-market rents	(140)

Net assets acquired	$6,650

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

Land	$131,067
Building and improvements	387,321
Tenant improvements	48,633
In-place lease intangibles	69,530
Above-market rents	81
Other assets	4,800
Below-market rents	(22,515)
Accounts payable and accrued expenses	(3,917)

Net assets acquired	$615,000

The following table summarizes the estimated amortization of the acquired in-place lease intangibles and the acquired net below-market lease intangibles for 453 Ravendale Drive and 100 Federal Street, collectively, for each of the five succeeding years (in thousands).

	Acquired In-Place Lease Intangibles	Acquired Net Below- Market Lease Intangibles
Period from July 1, 2012 through December 31, 2012	$5,080	$1,864
2013	10,084	3,709
2014	7,869	3,374
2015	5,927	2,885
2016	5,199	2,512

100 Federal Street contributed approximately $19.5 million of revenue and approximately $3.3 million of earnings to the Company for the period from March 13, 2012 through June 30, 2012. 453 Ravendale Drive contributed approximately $0.2 million of revenue and approximately $40,000 of earnings to the Company for the period from March 1, 2012 through June 30, 2012.

The accompanying pro forma information for the six months ended June 30, 2012 and 2011 is presented as if the acquisitions of (1) 453 Ravendale Drive on March 1, 2012 and (2) 100 Federal Street on March 13, 2012, had occurred on January 1, 2011. This pro forma information is based upon the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

Pro Forma	Six months ended June 30,
(in thousands, except per unit data)	2012	2011
Total revenue	$932,251	$882,090
Income from continuing operations	$159,609	$127,000
Net income attributable to Boston Properties Limited Partnership	$214,730	$124,223
Basic earnings per unit:
Net income per unit attributable to Boston Properties Limited Partnership	$1.29	$0.76
Diluted earnings per unit:
Net income per unit attributable to Boston Properties Limited Partnership	$1.28	$0.76

Developments

On January 3, 2012, the Company commenced the redevelopment of Two Patriots Park, a Class A office project with approximately 256,000 net rentable square feet located in Reston, Virginia. The Company will capitalize incremental costs during the redevelopment.

On April 30, 2012, the Company fully placed in-service 510 Madison Avenue, a Class A office project with approximately 356,000 net rentable square feet located in New York City.

On May 4, 2012, the Company completed and fully placed in-service One Patriots Park, a Class A office redevelopment project with approximately 268,000 net rentable square feet located in Reston, Virginia.

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

On May 17, 2012, the Company completed the sale of its Bedford Business Park properties located in Bedford, Massachusetts for approximately $62.8 million in cash. Net cash proceeds totaled approximately $62.0 million, resulting in a gain on sale of approximately $38.4 million. Bedford Business Park is comprised of two Office/Technical buildings and one Class A office building aggregating approximately 470,000 net rentable square feet.

The following table summarizes the income (loss) from discontinued operations related to Montvale Center and Bedford Business Park and the related gain on sale of real estate and gain on forgiveness of debt for the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Total revenue	$1,091	$2,584	$3,748	$5,177
Expenses
Operating	450	1,242	1,602	2,322
Depreciation and amortization	243	821	1,040	1,656

Total expenses	693	2,063	2,642	3,978
Operating income	398	521	1,106	1,199
Other expense
Interest expense	—	(653)	(222)	(1,279)

Income (loss) from discontinued operations attributable to Boston Properties Limited Partnership	$398	$(132)	$884	$(80)

Gain on sale of real estate from discontinued operations attributable to Boston Properties Limited Partnership	$38,445	$—	$38,445	$—

Gain on forgiveness of debt from discontinued operations attributable to Boston Properties Limited Partnership	$—	$—	$18,361	$—

4. Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consist of the following at June 30, 2012:

Entity	Properties	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50.0%
The Metropolitan Square Associates LLC	Metropolitan Square	51.0%
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(1)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3	%(2)
RBP Joint Venture LLC	Eighth Avenue and 46th Street	50.0	%(3)
Boston Properties Office Value-Added Fund, L.P.	300 Billerica Road and Mountain View Research and Technology Parks	37.6	%(1)(4)
Annapolis Junction NFM, LLC	Annapolis Junction	50.0	%(5)
767 Venture, LLC	The General Motors Building	60.0%
2 GCT Venture LLC	Two Grand Central Tower	60.0	%(6)
540 Madison Venture LLC	540 Madison Avenue	60.0%
125 West 55th Street Venture LLC	125 West 55th Street	60.0%
500 North Capitol LLC	500 North Capitol Street, NW	30.0	%(7)

(1)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(2)	The Company’s wholly-owned entity that owns the office component of the project owns a 33.3% interest in the entity owning the land and infrastructure of the project.
(3)	This property is not in operation and consists of assembled land.
(4)	Represents the Company’s effective ownership interest. The Company has a 25.0% interest in the 300 Billerica Road property and a 39.5% interest in the Mountain View Research and Technology Park properties.
(5)	Comprised of one building, one building under construction and two undeveloped land parcels.
(6)	The property was sold on October 25, 2011. As of June 30, 2012, the investment is comprised of working capital and a portion of the sale proceeds.
(7)	This property is under construction.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
ASSETS
Real estate and development in process, net	$4,519,909	$4,542,594
Other assets	675,191	668,113

Total assets	$5,195,100	$5,210,707

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable	$3,018,423	$2,988,894
Other liabilities	822,672	854,257
Members’/Partners’ equity	1,354,005	1,367,556

Total liabilities and members’/partners’ equity	$5,195,100	$5,210,707

Company’s share of equity	$799,513	$799,479
Basis differentials(1)	(128,860)	(129,757)

Carrying value of the Company’s investments in unconsolidated joint ventures	$670,653	$669,722

(1)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials occur from impairment of investments and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

The combined summarized statements of operations of the joint ventures are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Total revenue (1)	$156,035	$144,987	$295,135	$290,632
Expenses
Operating	39,261	42,272	78,153	85,114
Depreciation and amortization	42,679	48,243	84,578	98,880

Total expenses	81,940	90,515	162,731	183,994
Operating income	74,095	54,472	132,404	106,638
Other expense
Interest expense	55,909	57,007	111,271	114,768

Net income (loss)	$18,186	$(2,535)	$21,133	$(8,130)

Company’s share of net income (loss)	$10,641	$(2,284)	$12,012	$(5,339)
Basis differential	431	1,759	897	3,515
Elimination of inter-entity interest on partner loan	10,119	9,407	20,003	18,682

Income from unconsolidated joint ventures	$21,191	$8,882	$32,912	$16,858

(1)	Includes straight-line rent adjustments of $2.8 million and $4.0 million for the three months ended June 30, 2012 and 2011, respectively, and $7.1 million and $8.1 million for the six months ended June 30, 2012 and 2011, respectively. Includes net below-market rent adjustments of $23.2 million and $29.2 million for the three months ended June 30, 2012 and 2011, respectively, and $48.5 million and $58.7 million for the six months ended June 30, 2012 and 2011, respectively. Total revenue for the three and six months ended June 30, 2012 includes termination income totaling approximately $19.6 million (of which the Company’s share is approximately $11.8 million) related to a lease termination with a tenant at the General Motors Building.

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

On April 2, 2012, the Company used available cash to repay the mortgage loan collateralized by its One Freedom Square property located in Reston, Virginia totaling $65.1 million. The mortgage financing bore interest at a fixed rate of 7.75% per annum and was scheduled to mature on June 30, 2012. There was no prepayment penalty. The Company recognized a gain on early extinguishment of debt totaling approximately $0.3 million related to the acceleration of the remaining balance of the historical fair value debt adjustment.

6. Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of June 30, 2012 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	6.250%	6.381%	$182,432	January 15, 2013(3)
10 Year Unsecured Senior Notes	6.250%	6.291%	42,568	January 15, 2013(3)
12 Year Unsecured Senior Notes	5.625%	5.693%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015
10 Year Unsecured Senior Notes	5.875%	5.967%	700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
7 Year Unsecured Senior Notes	3.700%	3.853%	850,000	November 15, 2018
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023

Total principal			4,875,000
Net unamortized discount			(11,587)

Total			$4,863,413

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.
(3)	On July 25, 2012, the Company issued notice to redeem these notes on August 24, 2012 (See Note 14).

On June 11, 2012, the Company completed a public offering of $1.0 billion in aggregate principal amount of its 3.850% senior unsecured notes due 2023. The notes were priced at 99.779% of the principal amount to yield an effective rate (including financing fees) of 3.954% to maturity. The notes will mature on February 1, 2023, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $989.4 million after deducting underwriting discounts and transaction expenses.

The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At June 30, 2012, the Company was in compliance with each of these financial restrictions and requirements.

7. Unsecured Exchangeable Senior Notes

The following summarizes the unsecured exchangeable senior notes outstanding as of June 30, 2012 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by the Company	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A	February 15, 2014
3.750% Exchangeable Senior Notes	3.750%	3.787%	10.0066	(3)	450,000	May 18, 2013(4)	May 15, 2036
Total principal					1,197,500
Net unamortized discount					(2,368)
Adjustment for the equity component allocation, net of accumulated amortization					(39,463)

Total					$1,155,669

(1)	Yield on issuance date including the effects of discounts on the notes but excluding the effects of the adjustment for the equity component allocation.
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of Boston Properties, Inc.’s common stock). In addition, the Company entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions were intended to increase the effective exchange price to the Company of the notes from $117.58 to approximately $137.17 per share (subject to adjustment), representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of Boston Properties, Inc.’s common stock. The net cost of the capped call transactions was approximately $44.4 million. As of June 30, 2012, the effective exchange price was $134.94 per share.
(3)	In connection with the special distribution of $5.98 per share of Boston Properties, Inc.’s common stock declared on December 17, 2007, the exchange rate was adjusted from 9.3900 to 10.0066 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $99.93 per share of Boston Properties, Inc.’s common stock.
(4)	Holders may require the Company to repurchase the notes for cash on May 18, 2013 and on May 15 of 2016, 2021, 2026 and 2031 and at any time prior to their maturity upon a fundamental change, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the repurchase date.

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

The Company has letter of credit and performance obligations of approximately $16.4 million related to lender and development requirements.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

In connection with the assumption of the General Motors Building’s secured loan by the Company’s unconsolidated joint venture, 767 Venture, LLC, the Company guaranteed the unconsolidated joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of June 30, 2012, the maximum funding obligation under the guarantee was approximately $20.2 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.

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

9. Noncontrolling Interests

Noncontrolling interests relate to the interests in the Company not owned by Boston Properties, Inc. and interests in property partnerships not wholly-owned by the Company. As of June 30, 2012, the noncontrolling interests consisted of 16,514,469 OP Units, 1,683,214 LTIP Units, 400,000 2011 OPP Units, 400,000 2012 OPP Units and 1,030,748 Series Two Preferred Units (or 1,352,688 OP Units on an as converted basis) held by parties other than Boston Properties, Inc.

Noncontrolling Interest—Redeemable Preferred Units

The Preferred Units at June 30, 2012 consisted solely of 1,030,748 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) 6.00% per annum on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). The holders of Series Two Preferred Units have the right to require the Company to redeem their units for cash at the redemption price of $50.00 per unit on May 14, 2013 and May 12, 2014. The maximum number of units that may be required to be redeemed from all holders on each of these dates is 1,007,662, which is one-sixth of the number of Series Two Preferred Units that were originally issued. The holders also had the right to have their Series Two Preferred Units redeemed for cash on May 12, 2009, May 12, 2010, May 12, 2011 and May 14, 2012, although no holder exercised such right. The Company also has the right, subject to certain conditions, to redeem Series Two Preferred Units for cash or to convert into OP Units any Series Two Preferred Units that are not redeemed when they are eligible for redemption.

On February 5, 2012, 82,296 Series Two Preferred Units of the Company were converted by the holders into 108,000 OP Units. In addition, the Company paid the accrued preferred distributions due to the holders of Preferred Units that were converted.

On February 15, 2012, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.75616 per unit. On May 15, 2012, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.73151 per unit.

Due to the redemption option and the conversion option existing outside the control of the Company, the Preferred Units are not included in Partners’ Capital and are reflected in the Consolidated Balance Sheets at an amount equivalent to the value of such units had such units been redeemed at June 30, 2012. The value of the Series Two Preferred Units, assuming all of such units had been converted and then redeemed at June 30, 2012, was approximately $146.6 million based on the closing price of Boston Properties, Inc.’s common stock of $108.37 per share on that date.

The following table reflects the activity of the noncontrolling interests—redeemable preferred units for the six months ended June 30, 2012 and 2011 (in thousands):

Balance at January 1, 2012	$145,484
Net income	1,566
Distributions	(1,566)
Reallocation of partnership interest(1)	1,107

Balance at June 30, 2012	$146,591

Balance at January 1, 2011	$125,765
Net income	1,665
Distributions	(1,665)
Reallocation of partnership interest	29,302

Balance at June 30, 2011	$155,067

(1)	Includes the conversion of 82,296 Series Two Preferred Units into 108,000 OP Units on February 5, 2012.

Noncontrolling Interest—Common Units

During the six months ended June 30, 2012, 225,835 OP Units were presented by the holders for redemption (including 108,000 OP Units issued upon conversion of Series Two Preferred Units and 67,256 OP Units issued upon conversion of LTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.

At June 30, 2012, the Company had outstanding 400,000 2011 OPP Units and 400,000 2012 OPP Units (See Note 12). Prior to the measurement date (January 31, 2014 for 2011 OPP Units and February 6, 2015 for 2012 OPP Units), holders of OPP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of OPP Units, both vested and unvested, that OPP award recipients have earned, if any, based on the establishment of an outperformance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.

On January 27, 2012, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.55 per unit, and a distribution on the 2011 OPP Units in the amount of $0.055 per unit, to holders of record as of the close of business on December 31, 2011. On April 30, 2012, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.55 per unit, and a distribution on the 2011 OPP Units and 2012 OPP Units in the amount of $0.055 per unit, to holders of record as of the close of business on March 30, 2012. On June 15, 2012, Boston Properties, Inc., as general partner of the Company, declared a distribution on the OP Units and LTIP Units in the amount of $0.55 per unit and a distribution on the 2011 OPP Units and 2012 OPP Units in the amount of $0.055 per unit, in each case payable on July 31, 2012 to holders of record as of the close of business on June 29, 2012.

The following table reflects the activity of the noncontrolling interests—redeemable common units for the six months ended June 30, 2012 and 2011 (in thousands):

Balance at January 1, 2012	$1,809,119
Contributions	24,223
Net income	22,515
Distributions	(20,100)
Conversion of redeemable partnership units	(6,831)
Unearned compensation	(9,550)
Accumulated other comprehensive loss	137
Adjustment to reflect redeemable partnership units at redemption value	152,570

Balance at June 30, 2012	$1,972,083

Balance at January 1, 2011	$1,801,592
Contributions	23,379
Net income	14,286
Distributions	(19,780)
Conversion of redeemable partnership units	(47,551)
Unearned compensation	(10,072)
Accumulated other comprehensive loss	155
Adjustment to reflect redeemable partnership units at redemption value	301,047

Balance at June 30, 2011	$2,063,056

Pursuant to the Company’s Partnership Agreement, certain limited partners in the Company have the right to redeem all or any portion of their interest for cash from the Company. However, Boston Properties, Inc. may elect to acquire the limited partner’s interest by issuing its Common Stock in exchange for the interest. The amount of cash to be paid to the limited partner if the redemption right is exercised and Boston Properties, Inc. does not elect to issue its Common Stock is based on the trading price of Boston Properties, Inc.’s common stock at that time. Due to the redemption option existing outside the control of the Company, such limited partners’ units are not included in Partners’ Capital. The value of the OP Units not owned by Boston Properties, Inc. (including LTIP Units assuming that all conditions had been met for the conversion thereof), assuming all of such units had been redeemed at June 30, 2012 was approximately $1.97 billion based on the closing price of Boston Properties, Inc.’s common stock of $108.37 per share.

Noncontrolling Interest—Property Partnerships

The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $(1.6) million at June 30, 2012 and approximately $(1.1) million at December 31, 2011, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.

The following table reflects the activity of the noncontrolling interests—property partnerships for the six months ended June 30, 2012 and 2011 (in thousands):

Balance at January 1, 2012	$(1,063)
Net income	1,003
Distributions	(1,500)

Balance at June 30, 2012	$(1,560)

Balance at January 1, 2011	$(614)
Net income	1,032
Distributions	(1,000)

Balance at June 30, 2011	$(582)

10. Partners’ Capital

As of June 30, 2012, Boston Properties, Inc. owned 1,689,134 general partnership units and 149,026,568 limited partnership units.

During the six months ended June 30, 2012, Boston Properties, Inc. utilized its $600 million “at the market” (“ATM”) stock offering program to issue an aggregate of 2,347,500 shares of Common Stock for gross proceeds of approximately $249.8 million and net proceeds of approximately $247.2 million. Boston Properties, Inc. contributed the net proceeds from such sales to the Company in exchange for a number of OP Units equal to the number of shares issued. As of June 30, 2012, approximately $305.3 million remained available for issuance under this ATM program.

During the six months ended June 30, 2012, the Company issued 22,823 OP Units to Boston Properties, Inc. in connection with the exercise by certain employees of options to purchase Common Stock of Boston Properties, Inc.

During the six months ended June 30, 2012, Boston Properties, Inc. acquired 225,835 OP Units in connection with the redemption of an equal number of redeemable OP Units from third parties.

On January 27, 2012, the Company paid a distribution in the amount of $0.55 per OP Unit to unitholders of record as of the close of business on December 31, 2011. On April 30, 2012, the Company paid a distribution in the amount of $0.55 per OP Unit to unitholders of record as of the close of business on March 30, 2012. On June 15, 2012, Boston Properties, Inc.’s Board of Directors declared a distribution in the amount of $0.55 per OP Unit payable on July 31, 2012 to unitholders of record as of the close of business on June 29, 2012.

11. Earnings Per Common Unit

The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership by the weighted-average number of common units outstanding during the period. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of Company. As a result, the Series Two Preferred Units are considered participating securities and are included in the computation of basic and diluted earnings per common unit of the Company if the effect of applying the if-converted method is dilutive. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common unit pursuant to the two-class method. As a result, unvested restricted common stock of Boston Properties, Inc. and the Company’s LTIP Units and OPP Units are considered participating securities and are included in the computation of basic and diluted earnings per common unit of the Company if the effect of applying the if-converted method is dilutive. Because the OPP Units require Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,706,000 and 19,165,000 redeemable common units for the three months ended June 30, 2012 and 2011, respectively, and approximately 17,711,000 and 19,573,000 redeemable common units for the six months ended June 30, 2012 and 2011, respectively.

	For the Three Months Ended June 30, 2012
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties Limited Partnership	$98,290	168,018	$0.58
Discontinued operations attributable to Boston Properties Limited Partnership	38,843	—	0.23

Net income attributable to Boston Properties Limited Partnership	$137,133	168,018	$0.81
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	382	—

Diluted Earnings:
Net income	$137,133	168,400	$0.81

	For the Three Months Ended June 30, 2011
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties Limited Partnership	$70,581	165,029	$0.43
Discontinued operations attributable to Boston Properties Limited Partnership	(132)	—	—

Net income attributable to Boston Properties Limited Partnership	$70,449	165,029	$0.43
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	831	(0.01)

Diluted Earnings:
Net income	$70,449	165,860	$0.42

	For the six months ended June 30, 2012
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties Limited Partnership	$154,714	167,039	$0.93
Discontinued operations attributable to Boston Properties Limited Partnership	57,690	—	0.34

Net income attributable to Boston Properties Limited Partnership	$212,404	167,039	$1.27
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	392	—

Diluted Earnings:
Net income	$212,404	167,431	$1.27

	For the Six Months Ended June 30, 2011
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties Limited Partnership	$119,426	163,563	$0.73
Discontinued operations attributable to Boston Properties Limited Partnership	(80)	—	—

Net income attributable to Boston Properties Limited Partnership	$119,346	163,563	$0.73
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	620	—

Diluted Earnings:
Net income	$119,346	164,183	$0.73

12. Stock Option and Incentive Plan

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

On February 13, 2012, E. Mitchell Norville announced that he would resign as Executive Vice President, Chief Operating Officer of Boston Properties, Inc. effective on February 29, 2012. In connection with his resignation, Mr. Norville entered into a separation agreement (the “Separation Agreement”) with Boston Properties, Inc. Under the Separation Agreement, Boston Properties, Inc. agreed to pay Mr. Norville cash payments totaling approximately $1,533,333 (less applicable deductions) in addition to his cash bonus for 2011, which was $950,000. In addition, Mr. Norville agreed to provide consulting services to Boston Properties, Inc. for at least two months following the effective date of his resignation for which he received $20,000 per month. Under the Separation Agreement, Mr. Norville is entitled to accelerated vesting with respect to 23,502 LTIP units in the Company and stock options to purchase 4,464 shares of common stock of Boston Properties, Inc. at an exercise price of $92.71 and 5,117 shares of common stock of Boston Properties, Inc. at an exercise price of $104.47. Mr. Norville will also retain approximately 36% of his 2011 outperformance award, which will remain subject to the performance-based vesting criteria originally established for the 2011 outperformance awards. Mr. Norville agreed to one-year non-competition, non-solicitation and non-interference provisions, and provided Boston Properties, Inc. with a general release of claims. The Company recognized approximately $4.5 million of expense during the six months ended June 30, 2012 in connection with Mr. Norville’s resignation.

At Boston Properties, Inc.’s 2012 annual meeting of stockholders held on May 15, 2012, the stockholders of Boston Properties, Inc. approved the Boston Properties, Inc. 2012 Stock Option and Incentive Plan (the “2012 Plan”). The 2012 Plan replaces the 1997 Plan. The material terms of the 2012 Plan include, among other things: (1) the maximum number of shares of common stock reserved and available for issuance under the 2012 Plan is the sum of (i) 13,000,000 newly authorized shares, plus (ii) the number of shares available for grant under the 1997 Stock Plan immediately prior to the effective date of the 2012 Plan, plus (iii) any shares underlying grants under the 1997 Plan that are forfeited, cancelled or are terminated (other than by exercise) in the future; (2) “full-value” awards (i.e., awards other than stock options) are multiplied by a 2.32 conversion ratio to calculate the number of shares available under the 2012 Plan that are used for each full-value award, as opposed to a 1.0 conversion ratio for each stock option awarded under the 2012 Plan; (3) shares tendered or held back for taxes will not be added back to the reserved pool under the 2012 Plan; (4) stock options may not be re-priced without stockholder approval; and (5) the term of the 2012 Plan is for ten years from the date of stockholder approval.

During the six months ended June 30, 2012, Boston Properties, Inc. issued 20,756 shares of restricted common stock and 186,007 non-qualified stock options and the Company issued 174,650 LTIP Units and 400,000 2012 OPP Units to employees and non-employee directors under the 1997 Plan and 2012 Plan. Employees and directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and OPP Unit. An LTIP Unit is generally the economic equivalent of a share of restricted stock in Boston Properties, Inc. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. Grants of restricted stock and LTIP Units to employees vest in four equal annual installments. Restricted stock is measured at fair value on the date of grant based on the number of shares granted, as adjusted for forfeitures, and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted stock granted during the six months ended June 30, 2012 were valued at approximately $2.2 million ($107.31 per share weighted-average). The non-qualified stock options granted during the six months ended June 30, 2012 had a weighted-average fair value on the date of grant of $19.50 per option, which was computed using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions: an expected life of 5.4 years, a risk-free interest rate of 0.92%, an expected price volatility of 28.4% and an expected dividend yield of 2.9%. The weighted-average exercise price of the options is $107.23, which was the weighted-average closing price of Boston Properties, Inc.’s common stock on the date of grant. The LTIP Units granted during the six months ended June 30, 2012 were valued at approximately $17.3 million ($98.83 per unit fair value weighted-average) using a Monte Carlo simulation method model. The weighted-average per unit fair value of each LTIP Unit granted was estimated on the date of grant using the following assumptions: an expected life of 5.8 years, a risk-free interest rate of 0.94% and an expected price volatility of 29.1%. As the 2011 OPP Awards and 2012 OPP Awards are subject to both a service condition and a market condition, the Company recognizes the compensation expense related to the 2011 OPP Awards and 2012 OPP Awards under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Partners’ Capital in the Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2008 OPP Units, 2011 OPP Units and 2012 OPP Units was approximately $6.4 million and $5.6 million for the three months ended June 30, 2012 and 2011, respectively, and approximately $17.4 million and $17.2 million for the six months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012, stock-based compensation expense includes approximately $2.7 million consisting of the acceleration of vesting of Boston Properties, Inc.’s Chief Operating Officer’s stock-based compensation awards associated with his resignation. Upon the conclusion of the three-year measurement period in February 2011, the 2008 OPP Awards were not earned, the program was terminated and the Company accelerated the then remaining unrecognized compensation expense totaling approximately $4.3 million during the six months ended June 30, 2011. At June 30, 2012, there was $29.4 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and $10.4 million of unrecognized compensation expense related to unvested 2011 OPP Units and 2012 OPP Units that is expected to be recognized over a weighted-average period of approximately 2.8 years.

13. Segment Information

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Boston, New York, Princeton, San Francisco and Washington, DC. Segments by property type include: Class A Office, Office/Technical, Residential and Hotel.

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services, general and administrative expenses, transaction costs, interest expense, depreciation and amortization expense, gains (losses) from investments in securities, gains from early extinguishments of debt, income from unconsolidated joint ventures, discontinued operations and noncontrolling interests are not included in Net Operating Income as internal reporting addresses these items on a corporate level.

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

Information by geographic area and property type (dollars in thousands):

For the three months ended June 30, 2012:

	Boston	New York	Princeton	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$157,642	$122,657	$15,617	$53,650	$88,740	$438,306
Office/Technical	5,744	—	—	144	4,054	9,942
Residential	1,013	—	—	—	4,023	5,036
Hotel	10,049	—	—	—	—	10,049

Total	174,448	122,657	15,617	53,794	96,817	463,333

% of Grand Totals	37.65%	26.47%	3.37%	11.61%	20.90%	100.0%
Rental Expenses:
Class A Office	60,504	38,936	7,691	21,188	28,306	156,625
Office/Technical	1,652	—	—	38	964	2,654
Residential	367	—	—	—	2,207	2,574
Hotel	6,616	—	—	—	—	6,616

Total	69,139	38,936	7,691	21,226	31,477	168,469

% of Grand Totals	41.04%	23.11%	4.57%	12.60%	18.68%	100.0%

Net operating income	$105,309	$83,721	$7,926	$32,568	$65,340	$294,864

% of Grand Totals	35.71%	28.39%	2.69%	11.05%	22.16%	100.0%

For the three months ended June 30, 2011:

	Boston	New York	Princeton	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$135,505	$113,407	$15,811	$54,168	$86,114	$405,005
Office/Technical	6,337	—	—	—	3,950	10,287
Residential	—	—	—	—	576	576
Hotel	8,904	—	—	—	—	8,904

Total	150,746	113,407	15,811	54,168	90,640	424,772

% of Grand Totals	35.49%	26.70%	3.72%	12.75%	21.34%	100.0%
Rental Expenses:
Class A Office	50,772	37,378	7,487	20,118	24,365	140,120
Office/Technical	1,779	—	—	—	1,011	2,790
Residential	—	—	—	—	723	723
Hotel	6,281	—	—	—	—	6,281

Total	58,832	37,378	7,487	20,118	26,099	149,914

% of Grand Totals	39.25%	24.93%	4.99%	13.42%	17.41%	100.0%

Net operating income	$91,914	$76,029	$8,324	$34,050	$64,541	$274,858

% of Grand Totals	33.44%	27.66%	3.03%	12.39%	23.48%	100.0%

For the six months ended June 30, 2012:

	Boston	New York	Princeton	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$298,650	$240,246	$30,467	$105,847	$179,137	$854,347
Office/Technical	11,343	—	—	196	8,146	19,685
Residential	1,896	—	—	—	7,621	9,517
Hotel	16,865	—	—	—	—	16,865

Total	328,754	240,246	30,467	106,043	194,904	900,414

% of Grand Totals	36.51%	26.68%	3.38%	11.78%	21.65%	100.0%
Rental Expenses:
Class A Office	118,337	77,443	15,049	41,209	55,747	307,785
Office/Technical	3,152	—	—	62	2,011	5,225
Residential	757	—	—	—	4,532	5,289
Hotel	12,715	—	—	—	—	12,715

Total	134,961	77,443	15,049	41,271	62,290	331,014

% of Grand Totals	40.77%	23.39%	4.55%	12.47%	18.82%	100.0%

Net operating income	$193,793	$162,803	$15,418	$64,772	$132,614	$569,400

% of Grand Totals	34.03%	28.59%	2.71%	11.38%	23.29%	100.0%

For the six months ended June 30, 2011:

	Boston	New York	Princeton	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$262,302	$226,414	$32,090	$107,061	$168,795	$796,662
Office/Technical	12,596	—	—	—	7,942	20,538
Residential	—	—	—	—	576	576
Hotel	14,852	—	—	—	—	14,852

Total	289,750	226,414	32,090	107,061	177,313	832,628

% of Grand Totals	34.80%	27.19%	3.85%	12.86%	21.30%	100.0%
Rental Expenses:
Class A Office	98,542	75,092	15,402	39,452	47,533	276,021
Office/Technical	3,647	—	—	—	2,133	5,780
Residential	—	—	—	—	723	723
Hotel	12,020	—	—	—	—	12,020

Total	114,209	75,092	15,402	39,452	50,389	294,544

% of Grand Totals	38.77%	25.50%	5.23%	13.39%	17.11%	100.0%

Net operating income	$175,541	$151,322	$16,688	$67,609	$126,924	$538,084

% of Grand Totals	32.62%	28.12%	3.10%	12.57%	23.59%	100.0%

The following is a reconciliation of Net Operating Income to net income attributable to Boston Properties Limited Partnership:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net Operating Income	$294,864	$274,858	$569,400	$538,084
Add:
Development and management services income	9,564	9,095	17,710	16,521
Income from unconsolidated joint ventures	21,191	8,882	32,912	16,858
Interest and other income	2,382	1,953	4,028	2,927
Gains from early extinguishments of debt	274	—	1,041	—
Income (loss) from discontinued operations	398	(132)	884	(80)
Gain on sale of real estate from discontinued operations	38,445	—	38,445	—
Gain on forgiveness of debt from discontinued operations	—	—	18,361	—
Less:
General and administrative expense	19,066	18,721	46,685	43,364
Transaction costs	8	1,361	2,112	1,433
Depreciation and amortization expense	109,602	108,203	216,488	214,741
Interest expense	99,901	94,583	203,138	193,108
Losses (gains) from investments in securities	186	(6)	(615)	(379)
Noncontrolling interest in property partnerships	457	503	1,003	1,032
Noncontrolling interest—redeemable preferred units	765	842	1,566	1,665

Net income attributable to Boston Properties Limited Partnership	$137,133	$70,449	$212,404	$119,346

14. Subsequent Events

On July 13, 2012, the Company executed an agreement to form a joint venture, which upon closing will own and operate Fountain Square, an approximately 811,000 net rentable square foot office and retail complex located in Reston, Virginia, adjacent to the Company’s other Reston properties. The joint venture partner will contribute the property valued at approximately $385.0 million and related mortgage indebtedness totaling approximately $211.3 million for a 50% interest in the joint venture. The Company expects to contribute cash totaling approximately $87.0 million for its 50% interest, which cash will be distributed to the joint venture partner. The Company expects to consolidate this joint venture. The mortgage loan bears interest at fixed rate of 5.71% per annum and matures on October 11, 2016. Pursuant to the joint venture agreement (i) the Company has rights to acquire the partner’s 50% interest and (ii) the partner has the right to cause the Company to acquire the partner’s interest on January 4, 2016, in each case at a fixed price totaling approximately $102.0 million in cash. The fixed price option rights expire on January 31, 2016.

On July 25, 2012, the Company issued notice to redeem the remaining $225.0 million in aggregate principal amount of its 6.25% senior notes due 2013 on August 24, 2012. The Company expects to fund this redemption using available cash. The redemption price will equal the sum of (i) the present values as of the redemption date of the remaining scheduled payments of principal and interest from the redemption date to maturity (excluding any accrued and unpaid interest) discounted on a semi-annual basis at a rate equal to the yield to maturity of a comparable United States Treasury security plus 0.35%, plus (ii) accrued interest to, but excluding, August 24, 2012, as provided in the applicable indenture. The redemption price will be calculated three business days prior to the redemption date and will be payable on August 24, 2012 in accordance with the terms of the applicable indenture.

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

After several strong quarters, leasing velocity slowed during the second quarter in Cambridge, Massachusetts and the Central Business District (CBD) and suburban submarkets of San Francisco. Overall trends in these markets are still positive with higher rental rates, which suggest that there are sectors of the economy driven by innovation that are growing despite the uncertain and challenging macroeconomic issues. In the midtown Manhattan market, leasing activity in the second quarter was less than recent historical averages and the availability rate increased slightly. We continued to see activity in our portfolio as we signed leases for approximately 589,000 square feet during the quarter, including a long-term extension with an existing 487,000 square foot tenant. In Washington, DC, the leasing activity continues to be slow and public sector demand has been adversely impacted by the federal budgetary uncertainty, potential sequestration and the reductions in discretionary spending programs. Our assets in the Boston CBD continue to experience demand with tenants committing to space two to three years in advance of their space needs, while the general market has a vacancy percentage rate in the mid-teens most of which is in low-rise space. During the second quarter absorption was positive and the vacancy rate is modestly improving. The suburbs of Boston along Route 128, where the majority of our suburban assets are located, are also improving modestly with new business creation and technology tenant expansion partially offset by corporate mergers and headcount reductions.

In the second quarter of 2012, leases for approximately 1.0 million square feet of space commenced revenue recognition, including leases for approximately 926,000 square feet of second generation space and leases for approximately 68,000 square feet of first generation space, stemming mostly from completion of development projects. Of the approximately 1.0 million square feet, leases for approximately 196,000 square feet were signed during the second quarter of 2012 and leases for the remainder of this space were signed in prior periods. The second generation leases that commenced revenue recognition in the second quarter of 2012 had an average lease term of approximately 87 months and included an average of approximately 81 days of free rent and total transaction costs, including tenant improvements and leasing commissions, of approximately $40 per square foot. The starting gross rents for the approximately 786,000 square feet of second generation leases that had been occupied within the prior 12 months increased on average by approximately 0.36% compared to the ending gross rents from the previous leases for this space. Lease terms are highly dependent on location (i.e., whether the property is in a CBD or suburban location), whether the lease is a renewal or with a new tenant, and the length of the lease term.

As of June 30, 2012, leases representing approximately 2.8% of the space at our properties expire through December 31, 2012. While rental rates in our markets have stabilized, as leases expire in 2012, assuming no further change in current market rental rates, we expect that the rental rates we are likely to achieve on new leases will generally be slightly less than the rates currently being paid, thereby generally resulting in less revenue from the same space.

We believe the successful lease-up and completion of our development pipeline will enhance our long-term return on equity and earnings growth as these developments are placed in-service through 2015. In 2012, we fully placed in-service 510 Madison Avenue in New York City and One Patriots Park in Reston, Virginia and expect to partially or fully place in-service Annapolis Junction Building Six in Annapolis, Maryland and 500 North Capitol Street, NW in Washington, DC with an aggregate estimated investment of approximately $493 million, which represents our share. In aggregate, these assets are currently 71% leased.

We also continue to actively explore acquisition opportunities. In July 2012, we executed an agreement to form a joint venture to own 50% of and to operate Fountain Square, an approximately 811,000 net rentable square foot office and retail complex located in Reston, Virginia, for an aggregate asset value of $385 million (see Note 14 to the Consolidated Financial Statements). We believe acquisition opportunities will continue to present themselves; however, with the combination of relatively low interest rates and an abundance of capital, seeking high-quality assets may have a dampening effect on return expectations. While we are primarily focused on opportunities in our existing markets, we are open to investments in new markets both in the United States and possibly outside the United States. We are primarily interested in investing in markets that share common traits with our existing core markets, namely 24-hour world class cities with highly educated work forces, high barriers to entry and a diverse and strong international tenant base, and in which we would expect to establish an operating platform over time. We intend to carefully evaluate the risks inherent in investing in any new markets and maintain our disciplined investment strategy, which focuses on high-quality assets in supply-constrained markets that have historically provided long-term value creation. In addition, we believe that our existing cash balance, availability under our Unsecured Line of Credit and access to a wide range of debt and equity financing alternatives provide us with ample capital to pursue acquisition opportunities.

We continue to review our portfolio for the possible sale of non-core assets where the leasing profile provides an opportunity to maximize value. On May 17, 2012, we completed the sale of our Bedford Business Park properties located in Bedford, Massachusetts for approximately $62.8 million in cash, which was structured for tax purposes as a Like-Kind Exchange.

Transactions during the three months ended June 30, 2012 included the following:

•

On April 2, 2012, we used available cash to repay the mortgage loan collateralized by our One Freedom Square property located in Reston, Virginia totaling $65.1 million. The mortgage financing bore interest at a fixed rate of 7.75% per annum and was scheduled to mature on June 30, 2012. There was no prepayment penalty. We recognized a gain on early extinguishment of debt totaling approximately $0.3 million related to the acceleration of the remaining balance of the historical fair value debt adjustment.

•

On April 30, 2012, we completed and fully placed in-service 510 Madison Avenue, a Class A office project with approximately 356,000 net rentable square feet located in New York City. The property is currently 55% leased.

•

On May 4, 2012, we fully placed in-service One Patriots Park (formerly known as 12310 Sunrise Valley Drive), a Class A office redevelopment project with approximately 268,000 net rentable square feet located in Reston, Virginia. The property is 100% leased.

•

On May 14, 2012, an unconsolidated joint venture in which we have a 60% interest entered into a lease termination agreement with an existing tenant at its General Motors Building in New York City. Under the agreement, the tenant terminated early its lease for approximately 36,000 square feet at the building and is responsible for certain payments to the unconsolidated joint venture aggregating approximately $28.4 million through May 1, 2014 (of which our share is approximately $17.0 million). As a result of the termination, we recognized termination income totaling approximately $11.8 million (which is net of the write-off of the accrued straight-line rent balance) during the second quarter of 2012, which is included within income from unconsolidated joint ventures on our Consolidated Statements of Operations.

•

On May 17, 2012, we completed the sale of our Bedford Business Park properties located in Bedford, Massachusetts for approximately $62.8 million in cash. Net cash proceeds totaled approximately $62.0 million, resulting in a gain on sale of approximately $38.4 million. Bedford Business Park is comprised of two Office/Technical buildings and one Class A office building aggregating approximately 470,000 net rentable square feet. The operating results of the property through the date of sale have been classified as discontinued operations on a historical basis for all periods presented. Refer to Note 3 of the Consolidated Financial Statements for additional details regarding the sale and operating results.

•

On June 11, 2012, we completed a public offering of $1.0 billion in aggregate principal amount of 3.850% senior unsecured notes due 2023. The notes were priced at 99.779% of the principal amount to yield an effective rate (including financing fees) of 3.954% to maturity. The notes will mature on February 1, 2023, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $989.4 million after deducting underwriting discounts and transaction expenses.

•

During the second quarter of 2012, Boston Properties, Inc. utilized its $600 million “at the market” (“ATM”) stock offering program to issue an aggregate of 1,298,700 shares of its common stock for gross proceeds of approximately $139.2 million and net proceeds of approximately $137.9 million. Boston Properties, Inc. contributed the net proceeds from such sales to us in exchange for a number of OP Units equal to the number of shares issued. We intend to use the net proceeds from the sales for general business purposes, which may include investment opportunities and debt reduction. As of June 30, 2012, approximately $305.3 million remained available for issuance under this ATM program.

Transactions completed subsequent to June 30, 2012:

•

On July 13, 2012, we executed an agreement to form a joint venture, which upon closing will own and operate Fountain Square, an approximately 811,000 net rentable square foot office and retail complex located in Reston, Virginia, adjacent to our other Reston properties. The joint venture partner will contribute the property valued at approximately $385.0 million and related mortgage indebtedness totaling approximately $211.3 million for a 50% interest in the joint venture. We expect to contribute cash totaling approximately $87.0 million for our 50% interest, which cash will be distributed to the joint venture partner. We expect to consolidate this joint venture. The mortgage loan bears interest at fixed rate of 5.71% per annum and matures on October 11, 2016. Pursuant to the joint venture agreement (i) we have rights to acquire the partner’s 50% interest and (ii) the partner has the right to cause us to acquire the partner’s interest on January 4, 2016, in each case at a fixed price totaling approximately $102.0 million in cash. The fixed price option rights expire on January 31, 2016. We expect to complete the formation of the joint venture by the end of the third quarter of 2012; however, there can be no assurance that the transaction will close on the terms currently contemplated or at all.

•

On July 25, 2012, we issued notice to redeem the remaining $225.0 million in aggregate principal amount of our 6.25% senior notes due 2013 on August 24, 2012. We expect to fund this redemption using available cash. The redemption price will equal the sum of (i) the present values as of the redemption date of the remaining scheduled payments of principal and interest from the redemption date to maturity (excluding any accrued and unpaid interest) discounted on a semi-annual basis at a rate equal to the yield to maturity of a comparable United States Treasury security plus 0.35%, plus (ii) accrued interest to, but excluding, August 24, 2012, as provided in the applicable indenture. The redemption price will be calculated three business days prior to the redemption date and will be payable on August 24, 2012 in accordance with the terms of the applicable indenture. In connection with the redemption, we expect (1) to recognize a loss on extinguishment of debt in the third quarter of 2012 of approximately $5.3 million as a result of the redemption premium and (2) a reduction in future interest payments from the redemption date through the stated maturity date of January 15, 2013 of approximately $5.7 million.

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

For the three and six months ended June 30, 2012, the impact of the net adjustments of rents from “above-” and “below-market” leases increased rental revenue by approximately $3.8 million and $6.8 million, respectively. For the three and six months ended June 30, 2012, the impact of the straight-line rent adjustment increased rental revenue by approximately $20.3 million and $39.3 million, respectively. Those amounts exclude the adjustment of rents from “above-” and “below-market” leases and straight-line income from unconsolidated joint ventures, which are disclosed in Note 4 to the Consolidated Financial Statements.

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

If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 7.1 years as of June 30, 2012. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the three and six months ended June 30, 2012 and 2011.

At June 30, 2012 and June 30, 2011, we owned or had interests in a portfolio of 150 and 152 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio are necessarily meaningful. Therefore, the comparison of operating results for the three and six months ended June 30, 2012 and 2011 show separately the changes attributable to the properties that were owned by us and in service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired or Development or Redevelopment Portfolios.

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

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income attributable to Boston Properties Limited Partnership, the most directly comparable GAAP financial measure, plus income attributable to noncontrolling interests, discontinued operations, depreciation and amortization, interest expense, transaction costs, general and administrative expense, less gains (losses) from investments in securities, gains from early extinguishments of debt, income from unconsolidated joint ventures, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

Comparison of the six months ended June 30, 2012 to the six months ended June 30, 2011.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 124 properties totaling approximately 31.6 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2011 and owned and in service through June 30, 2012. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after January 1, 2011 or disposed of on or prior to June 30, 2012. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the six months ended June 30, 2012 and 2011 with respect to the properties which were placed in-service, acquired or in development or redevelopment.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Total Property Portfolio
(dollars in thousands)	2012	2011	Increase/ (Decrease)	% Change	2012	2011	2012	2011	2012	2011	2012	2011	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$784,132	$775,540	$8,592	1.11%	$33,797	$8,919	$58,511	$25,844	$(34)	$5,259	$876,406	$815,562	$60,844	7.46%
Termination Income	4,398	2,214	2,184	98.64%	174	—	—	—	2,571	—	7,143	2,214	4,929	222.63%

Total Rental Revenue	788,530	777,754	10,776	1.39%	33,971	8,919	58,511	25,844	2,537	5,259	883,549	817,776	65,773	8.04%

Real Estate Operating Expenses	278,332	266,538	11,794	4.42%	15,455	5,229	24,498	9,004	14	1,753	318,299	282,524	35,775	12.66%

Net Operating Income, excluding hotel	510,198	511,216	(1,018)	(0.20)%	18,516	3,690	34,013	16,840	2,523	3,506	565,250	535,252	29,998	5.60%

Hotel Net Operating Income(1)	4,150	2,832	1,318	46.54%	—	—	—	—	—	—	4,150	2,832	1,318	46.54%

Consolidated Net Operating Income(1)	514,348	514,048	300	0.06%	18,516	3,690	34,013	16,840	2,523	3,506	569,400	538,084	31,316	5.82%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	—	—	17,710	16,521	1,189	7.20%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	46,685	43,364	3,321	7.66%
Transaction costs	—	—	—	—	—	—	—	—	—	—	2,112	1,433	679	47.38%
Depreciation and amortization	181,391	178,024	3,367	1.89%	15,991	6,212	17,223	23,191	1,883	7,314	216,488	214,741	1,747	0.81%

Total Other Expenses	181,391	178,024	3,367	1.89%	15,991	6,212	17,223	23,191	1,883	7,314	265,285	259,538	5,747	2.21%

Operating Income	332,957	336,024	(3,067)	(0.91)%	2,525	(2,522)	16,790	(6,351)	640	(3,808)	321,825	295,067	26,758	9.07%
Other Income:
Income from unconsolidated joint ventures											32,912	16,858	16,054	95.23%
Interest and other income											4,028	2,927	1,101	37.62%
Gains from investments in securities											615	379	236	62.27%
Gains from early extinguishments of debt											1,041	—	1,041	100.00%
Other Expenses:
Interest expense											203,138	193,108	10,030	5.19%

Income from continuing operations											157,283	122,123	35,160	28.79%
Discontinued operations:
Income (loss) from discontinued operations											884	(80)	964	1,205.00%
Gain on sale of real estate from discontinued operations											38,445	—	38,445	100.00%
Gain on forgiveness of debt from discontinued operations											18,361	—	18,361	100.00%

Net income											214,973	122,043	92,930	76.15%
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships											(1,003)	(1,032)	29	2.81%
Noncontrolling interest—redeemable preferred units											(1,566)	(1,665)	99	5.95%

Net Income attributable to Boston Properties Limited Partnership											$212,404	$119,346	$93,058	77.97%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 39. Hotel Net Operating Income for the six months ended June 30, 2012 and 2011 are comprised of Hotel Revenue of $16,865 and $14,852 less Hotel Expenses of $12,715 and $12,020, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio increased approximately $8.6 million for the six months ended June 30, 2012 compared to 2011. The increase was primarily the result of an increase of approximately $3.6 million in rental revenue from our leases, an increase in parking and other revenue of approximately $3.7 million, which was mainly due to an increase in transient parking and an increase in other recoveries of approximately $1.3 million. The increase in rental revenue from our leases of approximately $3.6 million is the result of our average revenue increasing by approximately $0.41 per square foot, contributing approximately $5.9 million, offset by an approximately $2.3 million decrease due to a decline in average occupancy from 92.7% to 92.2%.

We expect rental revenue for the remainder of 2012 from the Same Property Portfolio to continue to be impacted by the transitionary revenue declines associated with the expiration of leases at Gateway Center in South San Francisco, Three Patriots Park in Reston, Virginia where the full-building user vacated on May 31, 2012, and the expiration of an approximately 150,000 square foot lease at 399 Park Avenue in New York City in July 2012. Although we have re-leased a portion of the 399 Park Avenue space, there will be an interruption in rental revenue as rent has yet to commence for a portion of the space. We expect our occupancy to be between 91% and 92% for 2012. However, we expect the aforementioned vacancies will result in a decrease of approximately 0.5% to 1% in Same Property Portfolio net operating income in 2012 compared to the comparable periods of 2011.

Termination Income

Termination income increased by approximately $2.2 million for the six months ended June 30, 2012 compared to 2011.

Termination income for the six months ended June 30, 2012 related to eleven tenants across the Same Property Portfolio and totaled approximately $4.4 million of which approximately $3.6 million was from the settlement of a bankruptcy claim against a former tenant that rejected our lease in 2009.

Termination income for the six months ended June 30, 2011 related to six tenants across the Same Property Portfolio and totaled approximately $2.2 million, which included approximately $1.8 million of termination income related to a default by a 30,000 square foot law firm tenant in one of our New York City assets.

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio increased approximately $11.8 million for the six months ended June 30, 2012 compared to 2011. This increase was primarily due to (1) an increase of approximately $6.2 million in real estate taxes, which was primarily in our Boston and Washington, DC regions, (2) an approximately $3.2 million cumulative non-cash straight-line adjustment for ground rent expense (refer to Note 2 to the Consolidated Financial Statements) and (3) an approximately $2.4 million increase in other property operating expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio increased approximately $3.4 million, or 1.9%, for the six months ended June 30, 2012 compared to 2011.

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

On March 13, 2012, we acquired 100 Federal Street in Boston, Massachusetts for an aggregate investment of approximately $615.0 million in cash. In connection with the transaction, we entered into a long-term lease with an affiliate of Bank of America for approximately 735,000 square feet. 100 Federal Street is an approximately 1,264,000 net rentable square foot, 37-story Class A office tower.

Rental Revenue

Rental revenue from our Properties Acquired Portfolio increased approximately $25.1 million for the six months ended June 30, 2012 compared to 2011, as detailed below:

Property	Date Acquired	Rental Revenue for the six months ended June 30,
		2012	2011	Change
		(in thousands)
Bay Colony Corporate Center	February 1, 2011	$10,259	$8,919	$1,340
2440 West El Camino Real	November 22, 2011	3,969	—	3,969
453 Ravendale Drive	March 1, 2012	196	—	196
100 Federal Street	March 13, 2012	19,547	—	19,547

Total		$33,971	$8,919	$25,052

Real Estate Operating Expenses

Real estate operating expenses from our Properties Acquired Portfolio increased approximately $10.2 million for the six months ended June 30, 2012 compared to 2011, as detailed below:

Property	Date Acquired	Real Estate Operating Expenses for the six months ended June 30,
		2012	2011	Change
		(in thousands)
Bay Colony Corporate Center	February 1, 2011	$6,122	$5,229	$893
2440 West El Camino Real	November 22, 2011	1,189	—	1,189
453 Ravendale Drive	March 1, 2012	62	—	62
100 Federal Street	March 13, 2012	8,082	—	8,082

Total		$15,455	$5,229	$10,226

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Acquired Portfolio increased by approximately $9.8 million for the six months ended June 30, 2012 compared to 2011 as a result of the acquisition of properties after June 30, 2011, as well as the additional depreciation expense incurred for the six months ended June 30, 2012 associated with Bay Colony Corporate Center that was acquired on February 1, 2011 and, as a result, was not recognizing depreciation expense for the full six months ended June 30, 2011.

Properties Placed In-Service Portfolio

At June 30, 2012, we had six additional properties totaling approximately 2,290,000 square feet that were placed in-service or partially placed in-service between January 1, 2011 and June 30, 2012.

Rental Revenue

Rental revenue from our Properties Placed In-Service Portfolio increased approximately $32.7 million for the six months ended June 30, 2012 compared to 2011, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Rental Revenue for the six months ended June 30,
			2012	2011	Change
			(in thousands)
2200 Pennsylvania Avenue	First Quarter, 2011	Third Quarter, 2011	$15,010	$3,938	$11,072
Residences on The Avenue	Second Quarter, 2011	Third Quarter, 2011	7,621	576	7,045
The Lofts at Atlantic Wharf	Third Quarter, 2011	Third Quarter, 2011	1,896	—	1,896
Atlantic Wharf—Office	First Quarter, 2011	Fourth Quarter, 2011	23,762	14,617	9,145
510 Madison Avenue	Second Quarter, 2011	Second Quarter, 2012	8,864	1,260	7,604
One Patriots Park (formerly known as 12310 Sunrise Valley Drive)	Second Quarter, 2012	Second Quarter, 2012	1,358	5,453	(4,095)

Total			$58,511	$25,844	$32,667

Real Estate Operating Expenses

Real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $15.5 million for the six months ended June 30, 2012 compared to 2011, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Real Estate Operating Expenses for the six months ended June 30,
			2012	2011	Change
			(in thousands)
2200 Pennsylvania Avenue	First Quarter, 2011	Third Quarter, 2011	$9,205	$2,619	$6,586
Residences on The Avenue	Second Quarter, 2011	Third Quarter, 2011	4,532	723	3,809
The Lofts at Atlantic Wharf	Third Quarter, 2011	Third Quarter, 2011	757	—	757
Atlantic Wharf—Office	First Quarter, 2011	Fourth Quarter, 2011	7,141	4,083	3,058
510 Madison Avenue	Second Quarter, 2011	Second Quarter, 2012	2,561	608	1,953
One Patriots Park (formerly known as 12310 Sunrise Valley Drive)	Second Quarter, 2012	Second Quarter, 2012	302	971	(669)

Total			$24,498	$9,004	$15,494

Real estate operating expenses for 2200 Pennsylvania Avenue and the Residences on The Avenue include ground rent expense, which includes the non-cash straight-lining of the ground rent expense of approximately $5.5 million and $2.6 million, respectively, for the six months ended June 30, 2012 and $1.3 million and $0.3 million, respectively, for the six months ended June 30, 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Placed In-Service Portfolio decreased by approximately $6.0 million for the six months ended June 30, 2012 compared to 2011. This decrease was due to an approximately $16.0 million decrease in depreciation expense for One Patriots Park as the result of the acceleration of depreciation expense during the six months ended June 30, 2011 in conjunction with the redevelopment of this building partially offset by an approximately $10.0 million increase in depreciation expense at the other buildings that were placed in-service.

Properties in Development or Redevelopment Portfolio

At June 30, 2012 and 2011, the Properties in Development or Redevelopment Portfolio consisted primarily of our 250 West 55th Street development project located in New York City and our Two Patriots Park (formerly known as 12300 Sunrise Valley Drive) property located in Reston, Virginia.

On February 6, 2009, we announced that we were suspending construction on our 989,000 square foot office project at 250 West 55th Street in New York City. During December 2009, we completed the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and as a result ceased interest capitalization on the project. During the six months ended June 30, 2011, we recognized approximately $0.8 million of additional costs associated with the suspension and ongoing maintenance of the development project. On May 24, 2011, we signed a lease with the law firm of Morrison & Foerster LLP for approximately 184,000 square feet at 250 West 55th Street and construction of the project has resumed. As a result of our decision to resume development, in May 2011 we began interest capitalization and are no longer expensing costs associated with this project.

On July 1, 2011, we entered into lease amendments with the existing tenant at our three-building complex on Sunrise Valley Drive in Reston, Virginia, which will be redeveloped as the headquarters for the Defense Intelligence Agency. Under the agreements, the existing tenant terminated early its leases for approximately 523,000 square feet at the complex and was responsible for certain payments to us aggregating approximately $14.8 million. We recognized approximately $12.2 million of such termination income during 2011 and the remaining approximately $2.6 million during the six months ended June 30, 2012. On January 3, 2012, we commenced the redevelopment of our Two Patriots Park property at the complex, which is expected to be completed during the second quarter of 2013. During the six months ended June 30, 2011, this building had revenue, excluding termination income, of approximately $5.3 million and operating expenses of approximately $0.9 million. During the six months ended June 30, 2012, excluding termination income, this building had de minimis revenue and operating expenses. In addition, the decrease in depreciation of approximately $5.4 million is the result of the acceleration of depreciation expense during the six months ended June 30, 2011 in conjunction with the redevelopment of this building.

Other Operating Income and Expense Items

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property increased by approximately $1.3 million for the six months ended June 30, 2012 compared to 2011. We expect our hotel net operating income for fiscal 2012 to be between $9.0 million and $10.0 million.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the six months ended June 30, 2012 and 2011.

	2012	2011	Percentage Change
Occupancy	80.4%	77.4%	3.9%
Average daily rate	$214.57	$201.17	6.7%
Revenue per available room, REVPAR	$172.51	$155.61	10.9%

Development and Management Services

Development and management services income increased approximately $1.2 million for the six months ended June 30, 2012 compared to 2011. The increase was primarily due to an increase in development fee income of approximately $2.5 million partially offset by a decrease in management fee income of approximately $1.3 million. The increase in development fees is primarily due to an increase in fees associated with tenant improvement project management. The decrease in management fees is due to a decrease in leasing fees earned from our joint venture properties. We expect fee income for fiscal 2012 to be between $30 million and $34 million.

General and Administrative

General and administrative expenses increased approximately $3.3 million for the six months ended June 30, 2012 compared to 2011. We recognized approximately $4.5 million of expense during the first quarter of 2012 in connection with the resignation or E. Mitchell Norville, Boston Properties, Inc.’s Chief Operating Officer, on February 29, 2012. This increase was partially offset by the acceleration of the remaining unrecognized compensation expense totaling approximately $4.3 million associated with the termination of the 2008 OPP Awards during the first quarter of 2011, which did not recur in 2012. The remaining increase was primarily due to (1) an approximately $1.7 million increase related to the issuance of the 2012 OPP Awards and non-qualified stock options, (2) an approximately $0.5 million increase in taxes, (3) an approximately $0.3 million increase in professional fees and (4) an approximately $0.6 million increase in other general and administrative expenses, which includes compensation expense. Refer to Note 12 of the Consolidated Financial Statements for additional information regarding Mr. Norville’s resignation and the issuance of the 2012 OPP Awards and non-qualified stock options. We expect general and administrative expense for fiscal 2012 to be between $85 million and $87 million.

Wages directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Capitalized wages for the six months ended June 30, 2012 and 2011 were approximately $6.0 million and $5.5 million, respectively. These costs are not included in the general and administrative expenses discussed above.

Transaction Costs

During the six months ended June 30, 2012, we incurred approximately $2.1 million of transaction costs of which approximately $0.5 million related to the acquisition of 100 Federal Street in Boston, Massachusetts and $1.6 million related to the pursuit of other transactions. During the six months ended June 30, 2011, we incurred approximately $1.4 million of transaction pursuit costs.

Other Income and Expense Items

Income from Unconsolidated Joint Ventures

For the six months ended June 30, 2012 compared to 2011, income from unconsolidated joint ventures increased by approximately $16.1 million. On May 14, 2012, an unconsolidated joint venture in which we have a 60% interest entered into a lease termination agreement with an existing tenant at its General Motors Building in New York City. Under the agreement, the tenant terminated early its lease for approximately 36,000 square feet at the building and is responsible for certain payments to the unconsolidated joint venture aggregating approximately $28.4 million through May 1, 2014 (of which our share is approximately $17.0 million). As a result of the termination, we recognized termination income totaling approximately $11.8 million (which is net of the write-off of the accrued straight-line rent balance) during the second quarter of 2012. In addition, our other unconsolidated joint ventures contributed approximately $4.3 million of the increase. Refer to Note 4 of the Consolidated Financial Statements for additional details regarding the operating results of our unconsolidated joint ventures. For fiscal 2012, we expect the income from our unconsolidated joint ventures to decrease by approximately $37 million to $42 million (our share) compared to fiscal 2011 due to (1) the sale of Two Grand Central Tower on October 25, 2011, located in New York City, which contributed a gain on sale of approximately $28 million (our share) and income from operations of approximately $5 million (our share) in 2011, (2) a net decrease of approximately $15 million (our share) of “above-“ and “below-market” rent adjustments under ASC 805 “Business Combinations” and (4) an overall decrease in revenues of approximately $1 million to $6 million (our share) at our New York City joint ventures due to downtime from lease terminations and expirations. These decreases are offset by termination income of approximately $12 million (our share) recognized during the second quarter of 2012.

Interest and Other Income

Interest and other income increased approximately $1.1 million for the six months ended June 30, 2012 compared to 2011. Interest income for the six months ended June 30, 2012 compared to 2011 increased approximately $0.8 million due to an increase in the average cash balance partially offset by overall lower interest rates. The average daily cash balances for the six months ended June 30, 2012 and June 30, 2011 were approximately $1.1 billion and $0.9 billion, respectively.

Other income for the six months ended June 30, 2012 compared to 2011 increased by approximately $0.3 million of which $1.1 million was related to an insurance claim that we received during 2012. On June 6, 2006, we sold 280 Park Avenue in New York City. In connection with the sale, in lieu of a closing adjustment in favor of the buyer for certain unfunded tenant improvements, we retained the obligation to pay for the improvements, subject to the tenant initiating the request for reimbursement. The total amount of unfunded tenant improvements at closing was approximately $1.0 million and has yet to be requested by the tenants. During the six months ended June 30, 2011, a tenant’s lease expired for which we had unfunded tenant improvement liabilities of approximately $0.8 million, resulting in the recognition of other income in that amount.

Gains from Investments in Securities

Gains from investments in securities for the six months ended June 30, 2012 and 2011 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for Boston Properties, Inc.’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to our officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the six months ended June 30, 2012 and 2011, we recognized gains of approximately $0.6 million and $0.4 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $0.5 million and $0.4 million during the six months ended June 30, 2012 and 2011, respectively, as a result of increases in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.

Gains from Early Extinguishments of Debt

On April 2, 2012, we used available cash to repay the mortgage loan collateralized by our One Freedom Square property located in Reston, Virginia totaling $65.1 million. The mortgage financing bore interest at a fixed rate of 7.75% per annum and was scheduled to mature on June 30, 2012. There was no prepayment penalty. We recognized a gain on early extinguishment of debt totaling approximately $0.3 million related to the acceleration of the remaining balance of the historical fair value debt adjustment.

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

In connection with the repurchase and redemption in February 2012 of our 2.875% Exchangeable Senior Notes due 2037, we recognized a loss on early extinguishment of debt of approximately $0.1 million related to the expensing of transaction related costs.

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $10.0 million for the six months ended June 30, 2012 compared to 2011 as detailed below:

Component	Change in interest expense for the six months ended June 30, 2012 compared to June 30, 2011
(in thousands)
Increases to interest expense due to:
New mortgage/properties placed in-service financings	$14,918
Issuance of $1.0 billion in aggregate principal of 3.850% senior notes due 2023 on June 11, 2012	2,156
Issuance of $850 million in aggregate principal of 3.700% senior notes due 2018 on November 10, 2011	15,851
Decrease in capitalized interest	1,918
Other interest expense (excluding senior notes) partially offset by principal amortization of continuing debt	137

Total increases to interest expense	$34,980

Decreases to interest expense due to:
Repayment of mortgage financings	$(13,240)
Repurchases/redemption of $576.2 million in aggregate principal of 2.875% exchangeable senior notes due 2037	(7,631)
Interest expense associated with the adjustment for the equity component allocation of our unsecured exchangeable debt	(4,079)

Total decreases to interest expense	$(24,950)

Total change in interest expense	$10,030

The following properties are included in the new mortgages/properties placed in-service financings line item: Bay Colony Corporate Center and 601 Lexington Avenue. The following properties are included in the repayment of mortgage financings line item: 601 Lexington Avenue, Reservoir Place, Atlantic Wharf, 510 Madison Avenue, Bay Colony Corporate Center and One Freedom Square. As properties are placed in-service, we cease capitalizing interest and interest is then expensed.

Interest expense directly related to the development of rental properties is not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Interest capitalized for the six months ended June 30, 2012 and 2011 was approximately $21.3 million and $23.2 million, respectively. These costs are not included in the interest expense referenced above.

We anticipate net interest expense for fiscal 2012 will be between $408 million and $412 million. This estimate assumes $40 million to $45 million of capitalized interest, the early redemption of our $225 million unsecured notes due on August 24, 2012 and the repayment of $23.6 million of mortgage indebtedness secured by our Sumner Square project in Washington, DC. This estimate assumes that we will not incur any additional indebtedness, make additional prepayments or repurchase of existing indebtedness, and that there will not be any fluctuations in interest rates or any changes in our development activity.

At June 30, 2012, our variable rate debt consisted of our $750.0 million Unsecured Line of Credit. For a summary of our consolidated debt as of June 30, 2012 and June 30, 2011 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Discontinued Operations

On May 17, 2012, we completed the sale of our Bedford Business Park properties located in Bedford, Massachusetts for approximately $62.8 million in cash. Net cash proceeds totaled approximately $62.0 million, resulting in a gain on sale of approximately $38.4 million. Bedford Business Park is comprised of two Office/Technical buildings and one Class A office building aggregating approximately 470,000 net rentable square feet. The operating results of the property through the date of sale have been classified as discontinued operations on a historical basis for all periods presented. Refer to Note 3 of the Consolidated Financial Statements for additional details regarding the sale and operating results.

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

Comparison of the three months ended June 30, 2012 to the three months ended June 30, 2011.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 128 properties totaling approximately 32.6 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to April 1, 2011 and owned and in service through June 30, 2012. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after April 1, 2011 or disposed of on or prior to June 30, 2012. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended June 30, 2012 and 2011 with respect to the properties which were placed in-service, acquired or in development or redevelopment.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Total Property Portfolio
(dollars in thousands)	2012	2011	Increase/ (Decrease)	% Change	2012	2011	2012	2011	2012	2011	2012	2011	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$399,763	$396,840	$2,923	0.74%	$18,291	$—	$31,144	$16,204	$—	$2,602	$449,198	$415,646	$33,552	8.07%
Termination Income	3,939	222	3,717	1,674.32%	147	—	—	—	—	—	4,086	222	3,864	1,740.54%

Total Rental Revenue	403,702	397,062	6,640	1.67%	18,438	—	31,144	16,204	—	2,602	453,284	415,868	37,416	9.00%

Real Estate Operating Expenses	141,839	136,525	5,314	3.89%	7,328	—	12,686	6,190	—	918	161,853	143,633	18,220	12.69%

Net Operating Income, excluding hotel	261,863	260,537	1,326	0.51%	11,110	—	18,458	10,014	—	1,684	291,431	272,235	19,196	7.05%

Hotel Net Operating Income(1)	3,433	2,623	810	30.88%	—	—	—	—	—	—	3,433	2,623	810	30.88%

Consolidated Net Operating Income(1)	265,296	263,160	2,136	0.81%	11,110	—	18,458	10,014	—	1,684	294,864	274,858	20,006	7.28%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	—	—	9,564	9,095	469	5.16%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	19,066	18,721	345	1.84%
Transaction costs	—	—	—	—	—	—	—	—	—	—	8	1,361	(1,353)	(99.41)%
Depreciation and amortization	93,160	92,167	993	1.08%	7,273	—	9,169	12,399	—	3,637	109,602	108,203	1,399	1.29%

Total Other Expenses	93,160	92,167	993	1.08%	7,273	—	9,169	12,399	—	3,637	128,676	128,285	391	0.30%

Operating Income	172,136	170,993	1,143	0.67%	3,837	—	9,289	(2,385)	—	(1,953)	175,752	155,668	20,084	12.90%
Other Income:
Income from unconsolidated joint ventures											21,191	8,882	12,309	138.58%
Interest and other income											2,382	1,953	429	21.97%
Gains (losses) from investments in securities											(186)	6	(192)	(3,200.00)%
Gains from early extinguishments of debt											274	—	274	100.00%
Other Expenses:
Interest expense											99,901	94,583	5,318	5.62%

Income from continuing operations											99,512	71,926	27,586	38.35%
Discontinued operations:
Income (loss) from discontinued operations											398	(132)	530	401.52%
Gain on forgiveness of debt from discontinued operations											38,445	—	38,445	100.00%

Net income											$138,355	$71,794	$66,561	92.71%
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships											(457)	(503)	46	9.15%
Noncontrolling interest—redeemable preferred units											(765)	(842)	77	9.14%

Net Income attributable to Boston Properties Limited Partnership											$137,133	$70,449	$66,684	94.66%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 39. Hotel Net Operating Income for the three months ended June 30, 2012 and 2011 are comprised of Hotel Revenue of $10,049 and $8,904 less Hotel Expenses of $6,616 and $6,281, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio increased approximately $2.9 million for the three months ended June 30, 2012 compared to 2011. The increase was primarily the result of an increase of approximately $1.9 million in rental revenue from our leases and an increase in parking and other revenue of approximately $1.5 million, which was mainly due to an increase in transient parking, partially offset by a decrease in other recoveries of approximately $0.5 million. The increase in rental revenue from our leases of approximately $1.9 million is the result of our average revenue increasing by approximately $0.27 per square foot, contributing approximately $1.9 million. No portion of the increase in revenue was related to occupancy as both time periods had an average occupancy of 91.4%.

Termination Income

Termination income increased by approximately $3.7 million for the three months ended June 30, 2012 compared to 2011.

Termination income for the three months ended June 30, 2012 related to seven tenants across the Same Property Portfolio and totaled approximately $3.9 million, of which approximately $3.6 million was from the settlement of a bankruptcy claim against a former tenant that rejected our lease in 2009.

Termination income for the three months ended June 30, 2011 related to two tenants across the Same Property Portfolio and totaled approximately $0.2 million.

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio increased approximately $5.3 million for the three months ended June 30, 2012 compared to 2011 due primarily to (1) an increase of approximately $2.8 million, or 4.7%, in real estate taxes, which was primarily in our Boston and Washington, DC regions and (2) an increase of approximately $2.5 million in other operating expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio increased approximately $1.0 million for the three months ended June 30, 2012 compared to 2011.

Properties Acquired Portfolio

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

On March 13, 2012, we acquired 100 Federal Street in Boston, Massachusetts for an aggregate investment of approximately $615.0 million in cash. In connection with the transaction, we entered into a long-term lease with an affiliate of Bank of America for approximately 735,000 square feet. 100 Federal Street is an approximately 1,264,000 net rentable square foot, 37-story Class A office tower.

Rental Revenue

Rental revenue from our Properties Acquired Portfolio increased approximately $18.4 million for the three months ended June 30, 2012 compared to 2011, as detailed below:

Property	Date Acquired	Rental Revenue for the three months ended June 30,
		2012	2011	Change
		(in thousands)
2440 West El Camino Real	November 22, 2011	$2,053	$—	$2,053
453 Ravendale Drive	March 1, 2012	144	—	144
100 Federal Street	March 13, 2012	16,241	—	16,241

Total		$18,438	$—	$18,438

Real Estate Operating Expenses

Real estate operating expenses from our Properties Acquired Portfolio increased approximately $7.3 million for the three months ended June 30, 2012 compared to 2011, as detailed below:

Property	Date Acquired	Real Estate Operating Expenses for the three months ended June 30,
		2012	2011	Change
		(in thousands)
2440 West El Camino Real	November 22, 2011	$616	$—	$616
453 Ravendale Drive	March 1, 2012	38	—	38
100 Federal Street	March 13, 2012	6,674	—	6,674

Total		$7,328	$—	$7,328

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Acquired Portfolio increased by approximately $7.3 million for the three months ended June 30, 2012 compared to 2011 as a result of the acquisition of properties after June 30, 2011.

Properties Placed In-Service Portfolio

At June 30, 2012, we had six additional properties totaling approximately 2,290,000 square feet that were placed in-service or partially placed in-service between April 1, 2011 and June 30, 2012.

Rental Revenue

Rental revenue from our Properties Placed In-Service Portfolio increased approximately $14.9 million for the three months ended June 30, 2012 compared to 2011, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Rental Revenue for the three months ended June 30,
			2012	2011	Change
			(in thousands)
2200 Pennsylvania Avenue	First Quarter, 2011	Third Quarter, 2011	$7,705	$3,575	$4,130
Residences on The Avenue	Second Quarter, 2011	Third Quarter, 2011	4,023	576	3,447
The Lofts at Atlantic Wharf	Third Quarter, 2011	Third Quarter, 2011	1,013	—	1,013
Atlantic Wharf—Office	First Quarter, 2011	Fourth Quarter, 2011	12,379	8,095	4,284
510 Madison Avenue	Second Quarter, 2011	Second Quarter, 2012	4,666	1,260	3,406
One Patriots Park (formerly known as 12310 Sunrise Valley Drive)	Second Quarter, 2012	Second Quarter, 2012	1,358	2,698	(1,340)

Total			$31,144	$16,204	$14,940

Real Estate Operating Expenses

Real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $6.5 million for the three months ended June 30, 2012 compared to 2011, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Real Estate Operating Expenses for the three months ended June 30,
			2012	2011	Change
			(in thousands)
2200 Pennsylvania Avenue	First Quarter, 2011	Third Quarter, 2011	$4,641	$2,247	$2,394
Residences on The Avenue	Second Quarter, 2011	Third Quarter, 2011	2,207	723	1,484
The Lofts at Atlantic Wharf	Third Quarter, 2011	Third Quarter, 2011	367	—	367
Atlantic Wharf—Office	First Quarter, 2011	Fourth Quarter, 2011	3,598	2,154	1,444
510 Madison Avenue	Second Quarter, 2011	Second Quarter, 2012	1,571	608	963
One Patriots Park (formerly known as 12310 Sunrise Valley Drive)	Second Quarter, 2012	Second Quarter, 2012	302	458	(156)

Total			$12,686	$6,190	$6,496

Real estate operating expenses for 2200 Pennsylvania Avenue and the Residences on The Avenue include ground rent expense, which includes the non-cash straight-lining of the ground rent expense of approximately $2.8 million and $1.3 million, respectively, for the three months ended June 30, 2012 and $1.2 million and $0.3 million, respectively, for the three months ended June 30, 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Placed In-Service Portfolio decreased by approximately $3.2 million for the three months ended June 30, 2012 compared to 2011. This decrease was due to an approximately $7.8 million decrease in depreciation expense for One Patriots Park as the result of the acceleration of depreciation expense during the three months ended June 30, 2011 in conjunction with the redevelopment of this building partially offset by an approximately $4.6 million increase in depreciation expense at the other buildings that were placed in-service.

Properties in Development or Redevelopment Portfolio

At June 30, 2012 and 2011, the Properties in Development or Redevelopment Portfolio consisted primarily of our 250 West 55th Street development project located in New York City and our Two Patriots Park (formerly known as 12300 Sunrise Valley Drive) property located in Reston, Virginia.

On February 6, 2009, we announced that we were suspending construction on our 989,000 square foot office project at 250 West 55th Street in New York City. During December 2009, we completed the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and as a result ceased interest capitalization on the project. During the three months ended June 30, 2011, we recognized approximately $0.4 million of additional costs associated with the suspension and ongoing maintenance of the development project. On May 24, 2011, we signed a lease with the law firm of Morrison & Foerster LLP for approximately 184,000 square feet at 250 West 55th Street and construction of the project has resumed. As a result of our decision to resume development, in May 2011 we began interest capitalization and are no longer expensing costs associated with this project.

On January 3, 2012, we commenced the redevelopment of our Two Patriots Park property at the complex, which is expected to be completed during the second quarter of 2013. During the three months ended June 30, 2011, this building had revenue, excluding termination income, of approximately $2.6 million and operating expenses of approximately $0.4 million. As the building is currently under redevelopment, it did not have any operating results for the three months ended June 30, 2012. In addition, the decrease in depreciation of approximately $3.6 million is the result of the acceleration of depreciation expense during the three months ended June 30, 2011 in conjunction with the redevelopment of this building.

Other Operating Income and Expense Items

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property increased by approximately $0.8 million for the three months ended June 30, 2012 compared to 2011.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the three months ended June 30, 2012 and 2011.

	2012	2011	Percentage Change
Occupancy	85.5%	85.5%	—%
Average daily rate	$242.69	$223.11	8.8%
Revenue per available room, REVPAR	$207.43	$190.78	8.7%

Development and Management Services

Development and management services income increased approximately $0.5 million for the three months ended June 30, 2012 compared to 2011. The increase was primarily due to an increase in development fee income of approximately $1.1 million partially offset by a decrease in management fee income of approximately $0.6 million. The increase in development fees is primarily due to an increase in fees associated with tenant improvement project management partially offset by a decrease in the development fees related to 75 Ames Street in Cambridge, Massachusetts as a result of us recognizing in 2011 approximately $1.5 million of fees related to us achieving certain approval milestones that did not recur in 2012. The decrease in management fees is due to a decrease in leasing fees earned from our joint venture properties.

General and Administrative

General and administrative expenses increased approximately $0.3 million for the three months ended June 30, 2012 compared to 2011. The increase was due to minor increases in overall general and administrative expenses.

Wages directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Capitalized wages for the three months ended June 30, 2012 and 2011 were approximately $3.3 million and $2.9 million, respectively. These costs are not included in the general and administrative expenses discussed above.

Transaction Costs

During the three months ended June 30, 2012 and 2011, we incurred approximately $8,000 and $1.4 million, respectively of transaction pursuit costs.

Other Income and Expense Items

Income from Unconsolidated Joint Ventures

For the three months ended June 30, 2012 compared to 2011, income from unconsolidated joint ventures increased by approximately $12.3 million. On May 14, 2012, an unconsolidated joint venture in which we have a

60% interest entered into a lease termination agreement with an existing tenant at its General Motors Building in New York City. Under the agreement, the tenant terminated early its lease for approximately 36,000 square feet at the building and is responsible for certain payments to the unconsolidated joint venture aggregating approximately $28.4 million through May 1, 2014 (of which our share is approximately $17.0 million). As a result of the termination, we recognized termination income totaling approximately $11.8 million (which is net of the write-off of the accrued straight-line rent balance) during the second quarter of 2012. In addition, our other unconsolidated joint ventures contributed approximately $0.5 million of the increase.

Interest and Other Income

Interest and other income increased approximately $0.4 million for the three months ended June 30, 2012 compared to 2011. During the three months ended June 30, 2012 compared to 2011, interest income increased by approximately $0.1 million.

During the three months ended June 30, 2012 compared to 2011, other income increased by approximately $0.3 million of which $1.1 million was related to an insurance claim that we received during 2012. On June 6, 2006, we sold 280 Park Avenue in New York City. In connection with the sale, in lieu of a closing adjustment in favor of the buyer for certain unfunded tenant improvements, we retained the obligation to pay for the improvements, subject to the tenant initiating the request for reimbursement. The total amount of unfunded tenant improvements at closing was approximately $1.0 million and has yet to be requested by the tenants. During the three months ended June 30, 2011, a tenant’s lease expired for which we had unfunded tenant improvement liabilities of approximately $0.8 million, resulting in the recognition of other income in that amount.

Gains (losses) from Investments in Securities

Gains (losses) from investments in securities for the three months ended June 30, 2012 and 2011 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for Boston Properties, Inc.’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to our officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the three months ended June 30, 2012 and 2011, we recognized gains (losses) of approximately $(0.2) million and $6,000, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $(0.3) million and $23,000 during the three months ended June 30, 2012 and 2011, respectively, as a result of increases (decreases) in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.

Gains from Early Extinguishments of Debt

On April 2, 2012, we used available cash to repay the mortgage loan collateralized by our One Freedom Square property located in Reston, Virginia totaling $65.1 million. The mortgage financing bore interest at a fixed rate of 7.75% per annum and was scheduled to mature on June 30, 2012. There was no prepayment penalty. We recognized a gain on early extinguishment of debt totaling approximately $0.3 million related to the acceleration of the remaining balance of the historical fair value debt adjustment.

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $5.3 million for the three months ended June 30, 2012 compared to 2011 as detailed below:

Component	Change in interest expense for the three months ended June 30, 2012 compared to June 30, 2011
(in thousands)
Increases to interest expense due to:
New mortgage/properties placed in-service financings	$8,690
Issuance of $1.0 million in aggregate principal of 3.850% senior notes due 2023 on June 11, 2012	2,156
Issuance of $850 million in aggregate principal of 3.700% senior notes due 2018 on November 10, 2011	7,925
Decrease in capitalized interest	1,881

Total increases to interest expense	$20,652

Decreases to interest expense due to:
Repayment of mortgage financings	$(6,830)
Repurchases/redemption of $576.2 million in aggregate principal of 2.875% exchangeable senior notes due 2037	(5,345)
Interest expense associated with the adjustment for the equity component allocation of our unsecured exchangeable debt	(2,838)
Principal amortization of continuing debt and other (excluding senior notes)	(321)

Total decreases to interest expense	$(15,334)

Total change in interest expense	$5,318

The following properties are included in the new mortgages/properties placed in-service financings line item: 601 Lexington Avenue. The following properties are included in the repayment of mortgage financings line item: 601 Lexington Avenue, Reservoir Place, Atlantic Wharf, 510 Madison Avenue, Bay Colony Corporate Center and One Freedom Square. As properties are placed in-service, we cease capitalizing interest and interest is then expensed.

Interest expense directly related to the development of rental properties is not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Interest capitalized for the three months ended June 30, 2012 and 2011 was approximately $10.1 million and $12.0 million, respectively. These costs are not included in the interest expense referenced above.

At June 30, 2012, our variable rate debt consisted of our $750.0 million Unsecured Line of Credit. For a summary of our consolidated debt as of June 30, 2012 and June 30, 2011 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Discontinued Operations

On May 17, 2012, we completed the sale of our Bedford Business Park properties located in Bedford, Massachusetts for approximately $62.8 million in cash. Net cash proceeds totaled approximately $62.0 million, resulting in a gain on sale of approximately $38.4 million. Bedford Business Park is comprised of two Office/Technical buildings and one Class A office building aggregating approximately 470,000 net rentable square feet.

The operating results of the property through the date of sale have been classified as discontinued operations on a historical basis for all periods presented. Refer to Note 3 of the Consolidated Financial Statements for additional details regarding the sale and operating results.

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

•

redeem on August 24, 2012 the $225 million aggregate principal amount of 6.25% senior notes due 2013 for which we issued notice to redeem on July 25, 2012 (see Note 14 to the Consolidated Financial Statements);

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

We draw on multiple financing sources to fund our long-term capital needs. Our Unsecured Line of Credit is utilized primarily as a bridge facility to fund acquisition opportunities, refinance outstanding indebtedness and meet short-term development and working capital needs. Although we generally seek to fund our development projects with construction loans, which may be guaranteed by us, the financing for each particular project ultimately depends on several factors, including, among others, the project’s size and duration, the extent of pre-leasing and our available cash and our access to cost effective capital at the given time.

The following table presents information on properties under construction as of June 30, 2012 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Square feet	Investment to Date (1)	Estimated Total Investment (1)	Percentage Leased (2)

Office

Annapolis Junction Building Six (50% ownership)(3)	Third Quarter, 2013	Annapolis, MD	1	120,000	$11,475	$14,000	49%

500 North Capitol Street, NW (30% ownership)(3)	Fourth Quarter, 2013	Washington, DC	1	232,000	25,031	36,540	75%

Two Patriots Park (formerly known as 12300 Sunrise Valley Drive)(4)	Second Quarter, 2013	Reston, VA	1	255,951	28,936	64,000	100%

Seventeen Cambridge Center	Third Quarter, 2013	Cambridge, MA	1	195,191	33,942	86,300	100%

Cambridge Center Connector(5)	Third Quarter, 2013	Cambridge, MA	—	42,500	924	28,765	100%

250 West 55th Street(6)	Fourth Quarter, 2015	New York, NY	1	989,000	644,282	1,050,000	21%

Total Office Properties under Construction			5	1,834,642	$744,590	$1,279,605	51%

Residential

The Avant at Reston Town Center	Fourth Quarter, 2015	Reston, VA	1	355,668	$35,446	$137,250	N/A

Total Properties under Construction			6	2,190,310	$780,036	$1,416,855	51%

(1)	Represents our share. Includes net revenue during lease up period, acquisition expenses and approximately $56.3 million of construction cost and leasing commission accruals.
(2)	Represents percentage leased as of August 2, 2012 and excludes residential space.
(3)	This development project has a construction loan.
(4)	Project costs include the incremental costs related to redevelopment and excludes original investment in the asset.
(5)	This project is part of a lease expansion and extension for a tenant at Cambridge Center.
(6)	Investment to Date excludes approximately $24.8 million of costs that were expensed in prior periods in connection with the suspension of development activities. Estimated Total Investment includes approximately $230 million of interest capitalization.

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

Since January 1, 2012, Boston Properties, Inc. issued an aggregate of 2,347,500 shares of its common stock under its ATM program for gross proceeds of approximately $249.8 million and net proceeds of approximately $247.2 million. Boston Properties, Inc. contributed the net proceeds from such sales to us in exchange for a number of OP Units equal to the number of shares issued. As of August 6, 2012, Boston Properties, Inc. has approximately $305.3 million remaining under this ATM program. We intend to use the net proceeds from the sales for general business purposes, which may include investment opportunities and debt reduction. Pending such uses, we may invest the net proceeds in short-term, interest-bearing securities.

Since January 1, 2012, we repurchased and redeemed the remaining $576.2 million of our 2.875% exchangeable senior notes due 2037. In addition, we repaid an aggregate of $209.0 million of secured debt. After completing these transactions, we have satisfied all of our 2012 debt maturities. In anticipation of funding our capital commitments from development and repayment of debt through 2013 we issued $1.0 billion of senior unsecured notes due 2023 at an effective yield of 3.954%. On July 25, 2012, we issued notice to redeem the remaining $225 million of 6.25% senior notes due 2013 on August 24, 2012 and we notified the lender of our intention to repay in the third quarter 2012 our approximately $23 million mortgage loan secured by our Sumner Square property located in Washington, DC, which is scheduled to mature on September 1, 2013. After these repayments we have secured and unsecured debt maturities in 2013 aggregating approximately $645 million, of which our share is approximately $591 million, which will need to be redeemed, repaid or refinanced. The completion of our ongoing development through late 2015 has remaining costs to fund of $639 million and is expected to be fully funded by cash and available draws from construction loans. We believe that our strong liquidity, including available cash as of August 2, 2012 of approximately $1.5 billion, and the approximately $740 million available under our Unsecured Line of Credit, provide sufficient capacity to meet our debt obligations and fund our remaining capital requirements on existing development projects, our foreseeable potential development activity and pursue attractive additional investment opportunities. Given the relatively low interest rates currently available to us in the debt markets, we may seek to enhance our liquidity in the future, which may result in us carrying additional cash and cash equivalents pending our use of the proceeds. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase unsecured senior notes and unsecured exchangeable senior notes for cash in open market purchases or privately negotiated transactions, or both. We will evaluate any such potential transactions in light of then-existing market conditions, taking into account the trading prices of the notes, our current liquidity and prospects for future access to capital.

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

Cash and cash equivalents were approximately $1.7 billion and $0.8 billion at June 30, 2012 and 2011, respectively, representing an increase of approximately $0.9 billion. The following table sets forth changes in cash flows:

	Six months ended June 30,
	2012	2011	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$331,080	$290,101	$40,979
Net cash used in investing activities	(806,414)	(190,106)	(616,308)
Net cash provided by financing activities	324,123	201,641	122,482

Our principal source of cash flow is related to the operation of our office properties. The average term of our in-place tenant leases, including our unconsolidated joint ventures, is approximately 7.1 years with occupancy rates historically in the range of 91% to 94%. Our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties, secured and unsecured borrowings and equity offerings by Boston Properties, Inc.

Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the six months ended June 30, 2012 and 2011 consisted primarily of funding our development projects and the acquisition of Bay Colony Corporate Center and 100 Federal Street, as detailed below:

	Six months ended June 30,
	2012	2011
	(in thousands)
Acquisitions of real estate	$(621,359)	$(41,100)
Construction in progress	(152,548)	(137,258)
Building and other capital improvements	(21,569)	(13,390)
Tenant improvements	(72,786)	(28,290)
Proceeds from the sale of real estate	61,963	—
Proceeds from land transaction	—	43,887
Deposit on real estate released from escrow	—	10,000
Issuance of notes receivable	(1,974)	(6,375)
Capital contributions to unconsolidated joint ventures	(325)	(16,716)
Capital distributions from unconsolidated joint ventures	3,057	—
Investments in securities, net	(873)	(864)

Net cash used in investing activities	$(806,414)	$(190,106)

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

•

Construction in progress for the six months ended June 30, 2011 includes ongoing expenditures associated with our Atlantic Wharf Office, 2200 Pennsylvania Avenue, the Residences on The Avenue and 510 Madison Avenue developments, which were partially placed in-service during the six months ended June 30, 2011. In addition, for the six months ended June 30, 2011, we also incurred costs associated with the continued development of The Lofts at Atlantic Wharf and 250 West 55th Street. Construction in progress for the six months ended June 30, 2012 includes expenditures associated with our 510 Madison Avenue and One Patriots Park developments, which were fully placed in-service during the six months ended June 30, 2012. In addition, we incurred costs associated with the continued development and redevelopment of Two Patriots Park, Seventeen Cambridge Center, The Avant at Reston Town Center, the Cambridge Center Connector and 250 West 55th Street. The completion of our ongoing developments, including our share of our unconsolidated joint venture developments, through 2015 is expected to be fully funded by cash and available draws from construction loans. We estimate our future funding requirement to complete our developments, which includes our share of our unconsolidated joint venture developments, to be approximately $639 million.

•	Tenant improvement costs increased by approximately $44.5 million due to the start of large tenant projects in 2012.

•

On May 17, 2012, we completed the sale of our Bedford Business Park properties located in Bedford, Massachusetts for approximately $62.8 million in cash. Net cash proceeds totaled approximately $62.0 million.

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

Cash provided by financing activities for the six months ended June 30, 2012 totaled approximately $324.1 million. This consisted primarily of the issuance of $1.0 billion of our 3.850% senior notes due 2023 and the net proceeds contributed to us by Boston Properties, Inc. following its issuance of shares under its ATM stock offering program, partially offset by the repurchase / redemption of all of our outstanding 2.875% exchangeable senior notes due 2037, the payments of distributions to our unitholders and the repayment of mortgage notes payable. Future debt payments are discussed below under the heading “Capitalization-Debt Financing.”

Capitalization

At June 30, 2012, our total consolidated debt was approximately $8.9 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 5.22% (with a coupon/stated rate of 4.90%) and the weighted-average maturity was approximately 6.1 years.

Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $27.3 billion at June 30, 2012. Total consolidated market capitalization was calculated using Boston Properties, Inc.’s June 30, 2012 closing stock price of $108.37 per common share and the following: (1) 167,230,171 outstanding common units of limited partnership interest (including 150,715,702 shares held by Boston Properties, Inc.), (2) an aggregate of 1,352,688 common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest, (3) an aggregate of 1,683,214 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and (4) our consolidated debt totaling approximately $8.9 billion. The calculation of total consolidated market capitalization does not include 400,000 2011 OPP Units and 400,000 2012 OPP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. Our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, at June 30, 2012, represented approximately 32.53% of our total consolidated market capitalization. This percentage will fluctuate with changes in the market value of Boston Properties, Inc.’s common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the consolidated debt to total consolidated market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

For a discussion of our unconsolidated joint venture indebtedness, see “Liquidity and Capital Resources—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Debt Financing

As of June 30, 2012, we had approximately $8.9 billion of outstanding consolidated indebtedness, representing approximately 32.53% of our total consolidated market capitalization as calculated above consisting of approximately (1) $4.863 billion (net of discount) in publicly traded unsecured senior notes (excluding exchangeable senior notes) having a weighted-average interest rate of 4.82% per annum and maturities in 2013, 2015, 2018, 2019, 2020, 2021 and 2023; (2) $441.6 million (net of adjustment for the equity component allocation) of exchangeable senior notes having a GAAP interest rate of 5.958% per annum (an effective rate of 3.787% per annum, excluding the effect of the adjustment for the equity component allocation), an initial optional redemption date in 2013 and maturity in 2036; (3) $714.1 million (net of discount and the adjustment for the equity component allocation ) of exchangeable senior notes having a GAAP interest rate of 6.555% per annum (an effective rate of 4.037%, excluding the effect of the adjustment for the equity component allocation) and maturing in 2014; and (4) $2.9 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 5.47% per annum and weighted-average term of 5.8 years. On July 25, 2012, we issued notice to redeem the remaining $225 million aggregate principal amount of our 6.25% senior notes due 2013 on August 24, 2012. The table below summarizes our mortgage notes payable, our unsecured senior notes and our Unsecured Line of Credit at June 30, 2012 and June 30, 2011:

	2012	2011
	(Dollars in Thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable	$2,877,125	$2,410,663
Variable rate mortgage notes payable	—	770,806 (1)
Unsecured senior notes, net of discount	4,863,413	3,016,837
Unsecured exchangeable senior notes, net of discount and adjustment for the equity component allocation	1,155,669	1,743,337
Unsecured Line of Credit	—	—

Total	$8,896,207	$7,941,643

Percent of total debt:
Fixed rate	100.00%	90.29%
Variable rate	—%	9.71%

Total	100.00%	100.00%

GAAP Weighted-average interest rate at end of period:
Fixed rate	5.22%	5.63%
Variable rate	—%	1.60%

Total	5.22%	5.24%

Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	4.90%	5.16%
Variable rate	—%	0.77%

Total	4.90%	4.73%

(1)	On May 11, 2011, we refinanced at maturity the mortgage loan collateralized by our 601 Lexington Avenue property located in New York City totaling approximately $453.3 million utilizing the proceeds of a draw under our Unsecured Line of Credit, which borrowing was secured by a mortgage on the property and this amount is included in Variable rate mortgage notes payable. On August 19, 2011, we obtained mortgage financing totaling $725.0 million collateralized by our 601 Lexington Avenue property. Proceeds from the mortgage financing were used to repay the borrowing under our Unsecured Line of Credit.

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

As of June 30, 2012, we had no borrowings and outstanding letters of credit totaling approximately $13.1 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $736.9 million. As of August 2, 2012, we had no borrowings and outstanding letters of credit totaling approximately $9.6 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $740.4 million.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of June 30, 2012 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	6.250%	6.381%	$182,432	January 15, 2013(3)
10 Year Unsecured Senior Notes	6.250%	6.291%	42,568	January 15, 2013(3)
12 Year Unsecured Senior Notes	5.625%	5.693%	300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015
10 Year Unsecured Senior Notes	5.875%	5.967%	700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
7 Year Unsecured Senior Notes	3.700%	3.853%	850,000	November 15, 2018
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023

Total principal			4,875,000
Net unamortized discount			(11,587)

Total			$4,863,413

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.
(3)	On July 25, 2012, we issued notice to redeem the remaining $225 million aggregate principal amount of our 6.25% senior notes due 2013 on August 24, 2012.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (or 25 basis points in the case of the $250 million of notes that mature on June 1, 2015, 40 basis points in the case of the $700 million of notes that mature on October 15, 2019 and 30 basis points in the case of the $700 million and $850 million of notes that mature on November 15, 2020 and May 15, 2021, respectively), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our unsecured senior notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of June 30, 2012, we believe we were in compliance with each of these financial restrictions and requirements.

On June 11, 2012, we completed a public offering of $1.0 billion in aggregate principal amount of 3.850% senior unsecured notes due 2023. The notes were priced at 99.779% of the principal amount to yield an effective rate (including financing fees) of 3.954% to maturity. The notes will mature on February 1, 2023, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $989.4 million after deducting underwriting discounts and transaction expenses.

Unsecured Exchangeable Senior Notes

The following summarizes the unsecured exchangeable senior notes outstanding as of June 30, 2012 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by Company	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A	February 15, 2014
3.750% Exchangeable Senior Notes	3.750%	3.787%	10.0066	(3)	450,000	May 18, 2013(4)	May 15, 2036

Total principal					1,197,500
Net unamortized discount					(2,368)
Adjustment for the equity component allocation, net of accumulated amortization					(39,463)

Total					$1,155,669

(1)	Yield on issuance date including the effects of discounts on the notes but excluding the effects of the adjustment for the equity component allocation.
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of Boston Properties, Inc.’s common stock). In addition, we entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions are expected to have the effect of increasing the effective exchange price to us of the notes from $117.58 to approximately $137.17 per share (subject to adjustment) representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of Boston Properties, Inc.’s common stock. The net cost of the capped call transactions was approximately $44.4 million.As of June 30, 2012, the effective exchange price was $134.94 per share.
(3)	In connection with the special distribution of $5.98 per share of Boston Properties, Inc.’s common stock declared on December 17, 2007, the exchange rate was adjusted from 9.3900 to 10.0066 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $99.93 per share of Boston Properties, Inc.’s common stock.
(4)	Holders may require us to repurchase the notes for cash on May 18, 2013 and on May 15 of 2016, 2021, 2026 and 2031 and at any time prior to their maturity upon a fundamental change, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the repurchase date.

Mortgage Notes Payable

The following represents the outstanding principal balances due under the mortgage notes payable at June 30, 2012:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
599 Lexington Avenue	5.57%	5.41%	$750,000	$—	$750,000	(2)(3)	March 1, 2017
601 Lexington Avenue	4.75%	4.79%	725,000	—	725,000		April 10, 2022
John Hancock Tower	5.68%	5.05%	640,500	17,824	658,324	(1)(3)	January 6, 2017
Embarcadero Center Four	6.10%	7.02%	367,714	—	367,714	(4)	December 1, 2016
505 9th Street	5.73%	5.87%	124,770	—	124,770	(5)	November 1, 2017
New Dominion Tech Park, Bldg. Two	5.55%	5.58%	63,000	—	63,000	(3)	October 1, 2014
140 Kendrick Street	7.51%	5.25%	48,471	867	49,338	(1)	July 1, 2013
New Dominion Tech Park, Bldg. One	7.69%	7.84%	46,430	—	46,430		January 15, 2021
Kingstowne Two and Retail	5.99%	5.61%	35,622	478	36,100	(1)	January 1, 2016
Sumner Square	7.35%	7.54%	23,370	—	23,370		September 1, 2013
Kingstowne One	5.96%	5.68%	17,394	64	17,458	(1)	May 5, 2013
University Place	6.94%	6.99%	15,621	—	15,621		August 1, 2021

Total			$2,857,892	$19,233	$2,877,125

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required to reflect loans at their fair values upon acquisition. All adjustments to reflect loans at their fair value upon acquisition are noted above.
(2)	On December 19, 2006, we terminated the forward-starting interest rate swap contracts related to this financing and received approximately $10.9 million, which amount is reducing our GAAP interest expense for this mortgage over the term of the financing, resulting in an effective interest rate of 5.41% per annum for the financing. The stated interest rate is 5.57% per annum.
(3)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(4)	On November 13, 2008, we closed on an eight-year, $375.0 million mortgage loan collateralized by this property. The mortgage loan bears interest at a fixed rate of 6.10% per annum. Under our interest rate hedging program, we are reclassifying into earnings over the eight-year term of the loan as an increase in interest expense approximately $26.4 million (approximately $3.3 million per year) of the amounts recorded on our Consolidated Balance Sheets within Accumulated Other Comprehensive Loss resulting in an effective interest rate of 7.02% per annum.
(5)	This property is owned by a consolidated joint venture in which we have a 50% interest.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

We have investments in twelve unconsolidated joint ventures (including our investment in the Value-Added Fund) with our effective ownership interests ranging from 25% to 60%. Nine of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At June 30, 2012, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $3.0 billion (of which our proportionate share is approximately $1.4 billion). The table below summarizes the outstanding debt of these joint venture properties at June 30, 2012. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
General Motors Building:
Secured 1st Mortgage	60%	5.95%	6.50%	$1,300,000	$(35,872)	$1,264,128	(1)(2)(3)	October 7, 2017
Mezzanine Loan	60%	6.02%	8.00%	306,000	(29,340)	276,660	(1)(2)(4)	October 7, 2017
Partner Loans	60%	11.00%	11.00%	450,000	—	450,000	(5)	June 9, 2017
125 West 55th Street	60%	6.09%	6.15%	201,386	—	201,386		March 10, 2020
540 Madison Avenue	60%	5.20%	6.75%	118,400	(1,792)	116,608	(1)(6)	July 11, 2013
Metropolitan Square	51%	5.75%	5.81%	175,000	—	175,000		May 5, 2020
Market Square North	50%	4.85%	4.91%	130,000	—	130,000		October 1, 2020
Annapolis Junction	50%	1.99%	2.15%	42,110	—	42,110	(7)	March 31, 2018
Annapolis Junction Building Six	50%	1.89%	2.56%	12,297	—	12,297	(2)(8)	November 17, 2013
Mountain View Tech Park:
Secured 1st Mortgage	39.5%	2.75%	3.33%	20,000	—	20,000	(2)(9)(10)	November 22, 2014
BPLP loan	39.5%	10.00%	10.00%	4,018	—	4,018	(2)(11)	November 22, 2014
Mountain View Research Park:
Secured 1st Mortgage	39.5%	2.24%	2.44%	90,933	—	90,933	(9)(12)	May 31, 2014
BPLP loan	39.5%	10.00%	10.00%	7,995		7,995	(2)(13)	May 31, 2014
500 North Capitol Street	30%	1.89%	2.57%	61,103	—	61,103	(2)(14)	October 14, 2014
901 New York Avenue	25%	5.19%	5.27%	158,283	—	158,283		January 1, 2015
300 Billerica Road:
Secured 1st Mortgage	25%	5.69%	6.04%	7,500	—	7,500	(2)(9)	January 1, 2016
BPLP Loan	25%	10.00%	10.00%	402		402	(15)	December 15, 2012

Total				$3,085,427	$(67,004)	$3,018,423

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required to reflect loans at their fair values upon acquisition. All adjustments to reflect loans at their fair value upon acquisition are noted above.
(2)	The loan requires interest only payments with a balloon payment due at maturity.
(3)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of June 30, 2012, the maximum funding obligation under the guarantee was approximately $20.2 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.
(4)	Principal amount does not include the assumed mezzanine loan with an aggregate principal amount of $294.0 million and a stated rate of 6.02% per annum, as the venture acquired the lenders’ interest in this loan for a purchase price of approximately $263.1 million in cash.
(5)	In connection with the capitalization of the joint venture, loans totaling $450.0 million were funded by the venture’s partners on a pro-rata basis. Our share of the partner loans totaling $270.0 million has been reflected in Related Party Note Receivable on our Consolidated Balance Sheets.
(6)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund tenant improvements and leasing commissions.
(7)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on March 31, 2018 with one, three-year extension option, subject to certain conditions.
(8)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on November 17, 2013 with two, one-year extension options, subject to certain conditions.
(9)	This property is owned by the Value-Added Fund.
(10)	The mortgage loan bears interest at a variable rate equal to LIBOR plus 2.50% per annum.
(11)	In conjunction with the mortgage loan modification we agreed to lend up to $6.0 million to the Value-Added Fund, of which approximately $4.0 million had been advanced as of June 30, 2012. The loan from us bears interest at a fixed rate of 10.0% per annum and matures on November 22, 2014. This loan has been reflected in Related Party Notes Receivable on our Consolidated Balance Sheets.
(12)	The mortgage loan bears interest at a variable rate equal to LIBOR plus 2.00% per annum.
(13)	In conjunction with the mortgage loan modification, we agreed to lend up to $12.0 million to our Value-Added Fund, of which approximately $8.0 million has been advanced as of June 30, 2012. The loan from us bears interest at a fixed rate of 10.0% per annum and matures on May 31, 2014. This loan has been reflected in Related Party Notes Receivable on our Consolidated Balance Sheets.
(14)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on October 14, 2014 with two, one-year extension options, subject to certain conditions.
(15)	On June 6, 2012, we agreed to lend up to $2.3 million to our Value-Added Fund, of which approximately $0.4 million has been advanced as of June 30, 2012. The loan from us bears interest at a fixed rate of 10.0% per annum and matures on December 15, 2012. This loan has been reflected in Related Party Notes Receivable on our Consolidated Balance Sheets.

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

The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership to FFO for the three months ended June 30, 2012 and 2011:

	Three months ended June 30,
	2012	2011
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$137,133	$70,449
Add:
Noncontrolling interest—redeemable preferred units	765	842
Noncontrolling interests in property partnerships	457	503
Less:
Income (loss) from discontinued operations	398	(132)
Gain on sale of real estate from discontinued operations	38,445	—

Income from continuing operations	99,512	71,926

Add:
Real estate depreciation and amortization(1)	132,989	135,439
Income (loss) from discontinued operations	398	(132)
Less:
Noncontrolling interests in property partnerships’ share of funds from operations	956	966
Noncontrolling interest—redeemable preferred units	765	842

Funds from Operations	$231,178	$205,425

Weighted-average units outstanding—basic	168,018	165,029

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $109,602 and $108,203, our share of unconsolidated joint venture real estate depreciation and amortization of $23,513 and $26,680 and depreciation and amortization from discontinued operations of $243 and $821, less corporate related depreciation and amortization of $369 and $265 for the three months ended June 30, 2012 and 2011, respectively.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Income (Numerator)	Units (Denominator)	Income (Numerator)	Units (Denominator)
	(in thousands)		(in thousands)
Basic FFO	$231,178	168,018	$205,425	165,029
Effect of Dilutive Securities
Convertible Preferred Units	765	1,353	842	1,461
Stock Based Compensation and Exchangeable Notes	—	382	—	831

Diluted FFO	$231,943	169,753	$206,267	167,321

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

During the second quarter of 2012, we paid approximately $53.8 million to fund tenant-related obligations, including tenant improvements and leasing commissions, and incurred approximately $66.0 million of new tenant-related obligations associated with approximately 1,417,000 square feet of second generation leases, or approximately $47 per square foot. In addition, we signed leases for approximately 39,000 square feet at our development properties. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In the aggregate, during the second quarter of 2012, we signed leases for approximately 1,456,000 square feet of space and incurred aggregate tenant-related obligations of approximately $69.8 million, or approximately $48 per square foot.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2012, approximately $8.9 billion of our consolidated borrowings bore interest at fixed rates and none of our consolidated borrowings bore interest at variable rates. The fair value of these instruments is affected by changes in market interest rates. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, refer to Note 4 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2012	2013	2014	2015	2016	2017+	Total	Estimated Fair Value
	(dollars in thousands)
	Secured debt
Fixed Rate	$9,660	$107,480	$91,719	$30,339	$401,855	$2,236,072	$2,877,125	$2,985,393
Average Interest Rate	6.55%	5.99%	5.66%	5.87%	6.84%	5.18%	5.47%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt
Fixed Rate	$—	$224,952	$—	$549,408	—	$4,089,053	$4,863,413	$5,236,475
Average Interest Rate	—	6.36%	—	5.47%	—	4.65%	4.82%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured exchangeable debt
Fixed Rate(1)	$—	$450,000	$745,132	$—	$—	$—	$1,195,132	$1,328,569
Adjustment for the equity component allocation	(13,973)	(23,052)	(2,438)	—	—	—	(39,463)

Total Fixed Rate	(13,973)	426,948	742,694	—	—	—	1,155,669
Average Interest Rate	—	5.96%	6.56%	—	—	—	6.33%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$(4,313)	$759,380	$834,413	$579,747	$401,855	$6,325,125	$8,896,207	$9,550,437

(1)	Amounts are included in the year in which the first optional redemption date occurs (or, in the case of the exchangeable notes due 2014, the year of maturity).

At June 30, 2012, the weighted-average coupon/stated rates on all of our fixed and variable rate debt were 4.90% per annum and 0.00% per annum, respectively. The weighted-average coupon/stated rates for our unsecured debt and unsecured exchangeable debt were 4.73% per annum and 3.80% per annum, respectively.

At June 30, 2012, we had no outstanding variable rate debt.

The fair value amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. Due to the uncertainty of specific actions we may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.

ITEM 4—Controls and Procedures.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of our fiscal year ending December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1—Legal Proceedings.

We are subject to legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Boston Properties, Inc. believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A—Risk Factors.

Except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December  31, 2011.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Each time Boston Properties, Inc. issues shares of stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to us in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended June 30, 2012, in connection with issuances of common stock by Boston Properties, Inc. pursuant to Boston Properties, Inc.’s “at the market” (ATM) stock offering program, we issued an aggregate of approximately 1,298,700 common units to Boston Properties, Inc. in exchange for approximately $137.9 million, the aggregate net proceeds of such common stock issuances to Boston Properties, Inc. In addition, in connection with issuances of common stock by Boston Properties, Inc. pursuant to an exercise of a stock option under the Second Amendment and Restatement of the Boston Properties, Inc. 1997 Stock Option and Incentive Plan and pursuant to issuances to non-employee directors of restricted common stock under the Boston Properties, Inc. 2012 Stock Option and Incentive Plan, we issued an aggregate of 6,352 common units to Boston Properties, Inc. in exchange for approximately $0.53 million, the aggregate proceeds of such common stock issuances to Boston Properties, Inc. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities. None.

ITEM 3—Defaults Upon Senior Securities.

None.

ITEM 4— Mine Safety Disclosures.

None.

ITEM 5—Other Information.

(a) None.

(b) None.

ITEM 6—Exhibits.

(a) Exhibits

4.1		Supplemental Indenture No. 12, dated as of June 11, 2012, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on June 11, 2012).
4.2		Form of 3.85% Senior Notes due 2023 (attached as Exhibit A to Supplemental Indenture No. 12 filed as Exhibit 4.1 hereto) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on June 11, 2012).
10.1		Boston Properties, Inc. 2012 Stock Option and Incentive Plan (incorporated by reference to Exhibit A to Boston Properties, Inc.’s Proxy Statement on Schedule 14A filed on March 30, 2012).
12.1	—	Calculation of Ratios of Earnings to Fixed Charges and Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Distributions.
31.1	—	Certification of Chief Executive Officer of Boston Properties, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer of Boston Properties, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer of Boston Properties, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer of Boston Properties, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101	—

The following materials from Boston Properties Limited Partnership Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Partners’ Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

By: Boston Properties, Inc., its General Partner

August 8, 2012	/s/ MICHAEL E. LABELLE
Michael E. LaBelle Chief Financial Officer (duly authorized officer and principal financial officer)