Form 10-Q
period 2012-09-30
BOSTON PROPERTIES LTD PARTNERSHIP
filed 2012-11-08
CIK 1043121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q

for the quarter ended September 30, 2012

PART I. FINANCIAL INFORMATION

ITEM  1—Financial Statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
	(in thousands, except for unit amounts)
ASSETS
Real estate, at cost	$12,732,001	$11,867,724
Construction in progress	937,475	818,685
Land held for future development	270,017	262,917
Less: accumulated depreciation	(2,788,106)	(2,593,780)

Total real estate	11,151,387	10,355,546
Cash and cash equivalents	1,223,215	1,823,208
Cash held in escrows	32,253	40,332
Investments in securities	11,792	9,548
Tenant and other receivables (net of allowance for doubtful accounts of $1,381 and $1,766, respectively)	45,039	79,838
Related party notes receivable	282,206	280,442
Interest receivable from related party notes receivable	102,122	89,854
Accrued rental income (net of allowance of $2,771 and $2,515, respectively)	579,553	522,675
Deferred charges, net	534,898	445,403
Prepaid expenses and other assets	132,109	75,458
Investments in unconsolidated joint ventures	664,690	669,722

Total assets	$14,759,264	$14,392,026

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$2,848,686	$3,123,267
Unsecured senior notes (net of discount of $10,783 and $9,814, respectively)	4,639,217	3,865,186
Unsecured exchangeable senior notes (net of discount of $2,012 and $3,462, respectively)	1,162,955	1,715,685
Unsecured line of credit	—	—
Accounts payable and accrued expenses	193,492	155,139
Distributions payable	93,461	91,901
Accrued interest payable	98,601	69,105
Other liabilities	309,004	293,515

Total liabilities	9,345,416	9,313,798

Commitments and contingencies	—	—

Noncontrolling interests:
Redeemable partnership units—995,997 and 1,113,044 series two preferred units outstanding (1,307,083 and 1,460,688 common units at redemption value, if converted) at September 30, 2012 and December 31, 2011, respectively	144,576	145,484

Redeemable partnership units—1,221,527 series four preferred units outstanding at redemption value at September 30, 2012	61,076	—

Redeemable partnership units—16,501,441 and 16,562,838 common units and 1,600,324 and 1,601,004 long term incentive units outstanding at redemption value at September 30, 2012 and December 31, 2011, respectively	2,002,236	1,809,119

Capital:
Boston Properties Limited Partnership partners’ capital—1,689,580 and 1,662,715 general partner units and 149,166,657 and 146,444,896 limited partner units outstanding at September 30, 2012 and December 31, 2011, respectively	3,207,812	3,124,688
Noncontrolling interests in property partnerships	(1,852)	(1,063)

Total capital	3,205,960	3,123,625

Total liabilities and capital	$14,759,264	$14,392,026

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands, except for per unit amounts)
Revenue
Rental
Base rent	$370,494	$358,607	$1,098,870	$1,042,729
Recoveries from tenants	59,957	53,194	169,179	146,689
Parking and other	23,070	21,679	69,021	61,838

Total rental revenue	453,521	433,480	1,337,070	1,251,256
Hotel revenue	9,359	8,045	26,224	22,897
Development and management services	8,024	8,178	25,734	24,699

Total revenue	470,904	449,703	1,389,028	1,298,852

Expenses
Operating
Rental	168,939	153,776	487,238	436,300
Hotel	6,886	6,032	19,601	18,052
General and administrative	19,757	16,917	66,442	60,281
Transaction costs	1,140	474	3,252	1,907
Depreciation and amortization	109,316	106,618	325,804	321,359

Total expenses	306,038	283,817	902,337	837,899

Operating income	164,866	165,886	486,691	460,953
Other income (expense)
Income from unconsolidated joint ventures	9,217	11,326	42,129	28,184
Interest and other income	4,001	1,252	8,029	4,179
Gains (losses) from investments in securities	587	(860)	1,202	(481)
Losses from early extinguishments of debt	(5,494)	—	(4,453)	—
Interest expense	(105,030)	(95,117)	(308,168)	(288,225)

Income from continuing operations	68,147	82,487	225,430	204,610
Discontinued operations
Income (loss) from discontinued operations	—	20	884	(60)
Gain on sale of real estate from discontinued operations	—	—	38,445	—
Gain on forgiveness of debt from discontinued operations	—	—	18,361	—

Net income	68,147	82,507	283,120	204,550
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnership	(458)	(86)	(1,461)	(1,118)
Noncontrolling interest—redeemable preferred units	(874)	(832)	(2,440)	(2,497)

Net income attributable to Boston Properties Limited Partnership	$66,815	$81,589	$279,219	$200,935

Basic earnings per common unit attributable to Boston Properties Limited Partnership
Income from continuing operations	$0.40	$0.49	$1.32	$1.22
Discontinued operations	—	—	0.35	—

Net income	$0.40	$0.49	$1.67	$1.22

Weighted average number of common units outstanding	168,461	165,219	167,517	164,122

Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Income from continuing operations	$0.39	$0.49	$1.32	$1.22
Discontinued operations	—	—	0.34	—

Net income	$0.39	$0.49	$1.66	$1.22

Weighted average number of common and common equivalent units outstanding	169,643	165,835	168,172	164,741

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net income	$68,147	$82,507	$283,120	$204,550
Other comprehensive income:
Amortization of interest rate contracts	670	649	1,967	1,946

Other comprehensive income	670	649	1,967	1,946

Comprehensive income	68,817	83,156	285,087	206,496
Comprehensive income attributable to noncontrolling interests	(1,332)	(918)	(3,901)	(3,615)

Comprehensive income attributable to Boston Properties Limited Partnership	$67,485	$82,238	$281,186	$202,881

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited and in thousands)

Total Partners’ Capital
Balance at December 31, 2011	$3,124,688
Contributions	249,100
Net income allocable to general and limited partner units	249,734
Distributions	(248,014)
Accumulated other comprehensive loss	1,759
Unearned compensation	3,340
Conversion of redeemable partnership units	11,236
Adjustment to reflect redeemable partnership units at redemption value	(184,031)

Balance at September 30, 2012	$3,207,812

Balance at December 31, 2010	$2,693,939
Contributions	450,299
Net income allocable to general and limited partner units	177,526
Distributions	(219,537)
Accumulated other comprehensive loss	1,719
Unearned compensation	4,627
Conversion of redeemable partnership units	71,181
Adjustment to reflect redeemable partnership units at redemption value	75,292

Balance at September 30, 2011	$3,255,046

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$283,120	$204,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	326,844	323,836
Non-cash compensation expense	24,859	23,702
Income from unconsolidated joint ventures	(42,129)	(28,184)
Distributions of net cash flow from operations of unconsolidated joint ventures	32,359	27,222
Losses (gains) from investments in securities	(1,202)	481
Non-cash portion of interest expense	32,669	41,016
Settlement of accreted debt discount on repurchases of unsecured exchangeable senior notes	(68,760)	—
Losses from early extinguishments of debt	(1,000)	—
Gain on sale of real estate from discontinued operations	(38,445)	—
Gain on forgiveness of debt from discontinued operations	(18,361)	—
Change in assets and liabilities:
Cash held in escrows	7,803	(6,228)
Tenant and other receivables, net	28,680	13,097
Accrued rental income, net	(59,505)	(66,155)
Prepaid expenses and other assets	(29,900)	(66,597)
Accounts payable and accrued expenses	3,713	5,341
Accrued interest payable	31,677	27,228
Other liabilities	(6,939)	(15,664)
Tenant leasing costs	(41,797)	(40,786)

Total adjustments	180,566	238,309

Net cash provided by operating activities	463,686	442,859

Cash flows from investing activities:
Acquisitions of real estate	(688,073)	(41,100)
Construction in progress	(238,627)	(205,580)
Building and other capital improvements	(32,159)	(29,406)
Tenant improvements	(108,100)	(50,400)
Proceeds from the sale of real estate	61,963	—
Proceeds from land transaction	—	43,887
Proceeds from mortgage loan released from escrow	—	267,500
Deposits on real estate	(15,000)	10,000
Issuance of notes receivable, net	(1,764)	(6,375)
Capital contributions to unconsolidated joint ventures	(367)	(17,867)
Capital distributions from unconsolidated joint ventures	3,057	—
Investments in securities, net	(1,042)	(1,061)

Net cash used in investing activities	(1,020,112)	(30,402)

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2012	2011
	(in thousands)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	1,178,306
Repayments of mortgage notes payable	(248,304)	(1,196,074)
Proceeds from unsecured senior notes	997,790	—
Redemption of unsecured senior notes	(225,000)	—
Redemption/Repurchase of unsecured exchangeable senior notes	(507,434)	—
Deferred financing costs	(8,448)	(9,103)
Net proceeds from ATM stock issuances	247,186	439,037
Net proceeds from equity transactions	216	9,554
Redemption of preferred units	(18,329)	—
Distributions	(278,994)	(248,601)
Distributions to noncontrolling interest in property partnership	(2,250)	(1,500)

Net cash provided by (used in) financing activities	(43,567)	171,619

Net increase (decrease) in cash and cash equivalents	(599,993)	584,076
Cash and cash equivalents, beginning of period	1,823,208	478,948

Cash and cash equivalents, end of period	$1,223,215	$1,063,024

Supplemental disclosures:
Cash paid for interest	$344,213	$258,121

Interest capitalized	$31,409	$36,201

Non-cash investing and financing activities:
Additions to real estate included in accounts payable and accrued expenses	$11,190	$15,161

Mortgage note payable assumed in connection with the acquisition of real estate	$—	$143,900

Mortgage note payable extinguished through foreclosure	$25,000	$—

Real estate transferred upon foreclosure	$8,198	$—

Preferred units issued in connection with the acquisition of real estate	$79,405	$—

Distributions declared but not paid	$93,461	$83,584

Conversions of redeemable partnership units to partners’ capital	$11,236	$71,181

Conversion of redeemable preferred units to common units	$5,852	$—

Issuance of restricted securities to employees and directors	$26,351	$25,087

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Boston Properties Limited Partnership (the “Company”), a Delaware limited partnership, is the entity through which Boston Properties, Inc., a self-administered and self-managed real estate investment trust (“REIT”), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Boston Properties, Inc. is the sole general partner of the Company and at September 30, 2012 owned an approximate 88.6% (88.0% at September 30, 2011) general and limited partnership interest in the Company. Partnership interests in the Company are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). In addition, in February 2008, February 2011 and February 2012, the Company issued LTIP Units in connection with the granting to employees of outperformance awards (also referred to as “2008 OPP Units,” “2011 OPP Units” and “2012 OPP Units,” respectively, and collectively as “OPP Units”). Because the rights, preferences and privileges of OPP Units differ from other LTIP Units granted to employees as part of the annual compensation process, unless specifically noted otherwise, all references to LTIP Units exclude OPP Units. On February 5, 2011, the measurement period for the Company’s 2008 OPP Unit awards expired and Boston Properties, Inc.’s total return to shareholders was not sufficient for employees to earn and therefore become eligible to vest in any of the 2008 OPP Unit awards. Accordingly, all 2008 OPP Unit awards were automatically forfeited (See Notes 9 and 12).

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

At September 30, 2012, there were two series of Preferred Units outstanding (i.e., Series Two Preferred Units and Series Four Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Company. Each Series Two Preferred Unit may also be converted into approximately 1.312336 OP Units or redeemed for $50.00 of cash at the election of the holder thereof or the Company in accordance with the terms and conditions set forth in the applicable amendment to the partnership agreement. The Series Four Preferred Units are not convertible into or exchangeable for any common equity of the Company or Boston Properties, Inc., have a per unit liquidation preference of $50.00 and are entitled to receive quarterly distributions of $0.25 per unit (or an annual rate of 2.00%) (See Note 9).

All references herein to the Company refer to Boston Properties Limited Partnership and its consolidated subsidiaries, collectively, unless the context otherwise requires.

Properties

At September 30, 2012, the Company owned or had interests in a portfolio of 152 commercial real estate properties (the “Properties”) aggregating approximately 43.4 million net rentable square feet, including eight properties under construction totaling approximately 2.7 million net rentable square feet. In addition, the Company has structured parking for approximately 44,703 vehicles containing approximately 15.2 million square feet. At September 30, 2012, the Properties consist of:

•	145 office properties, including 128 Class A office properties (including seven properties under construction) and 17 Office/Technical properties;

•	one hotel;

•	three retail properties; and

•	three residential properties (including one property under construction).

The Company owns or controls undeveloped land parcels totaling approximately 510.7 acres. In addition, the Company has a noncontrolling interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company has pursued the acquisition of value-added investments in assets within its existing markets. The Company’s investments through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At September 30, 2012, the Value-Added Fund had investments in 23 buildings comprised of two office complexes in Mountain View, California.

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

The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. The Company determines the fair value of its unsecured senior notes and unsecured exchangeable senior notes using market prices. The inputs used in determining the fair value of the Company’s unsecured senior notes and unsecured exchangeable senior notes is categorized at a level 1 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) due to the fact that the Company uses quoted market rates to value these instruments. However, the inputs used in determining the fair value could be categorized at a level 2 basis if trading volumes are low. The Company determines the fair value of its mortgage notes payable using discounted cash flow analyses by discounting the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt based on current market rates for similar securities. In determining the current market rates, the Company adds its estimates of market spreads to the quoted yields on federal government treasury securities with similar maturity dates to its debt. The inputs used in determining the fair value of the Company’s mortgage notes payable are categorized at a level 3 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) due to the fact that the Company considers the rates used in the valuation techniques to be unobservable inputs.

Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate. The following table presents the aggregate carrying value of the Company’s indebtedness and the Company’s corresponding estimate of fair value as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012			December 31, 2011
	Carrying Amount		Estimated Fair Value	Carrying Amount		Estimated Fair Value
Mortgage notes payable	$2,848,686		$2,968,017	$3,123,267		$3,297,903
Unsecured senior notes	4,639,217		5,163,293	3,865,186		4,148,461
Unsecured exchangeable senior notes	1,162,955	(1)	1,325,431	1,715,685	(1)	1,904,115

Total	$8,650,858		$9,456,741	$8,704,138		$9,350,479

(1)	Includes the net impact of Accounting Standards Codification (“ASC”) ASC 470-20 totaling approximately $32.5 million and $54.5 million at September 30, 2012 and December 31, 2011, respectively.

Out-of-Period Adjustment

During the nine months ended September 30, 2012, the Company recorded additional real estate operating expenses totaling approximately $3.2 million related to the cumulative non-cash straight-line adjustment to the ground rent expense of certain ground leases that were not previously recognized on a straight-line basis. This resulted in the overstatement of real estate operating expenses by approximately $3.2 million during the nine months ended September 30, 2012 and in the understatement of real estate operating expenses in the aggregate amount of approximately $3.2 million in previous periods. Because this adjustment was not material to the prior years’ consolidated financial statements and the impact of recording the adjustment in the current period is not material to the Company’s consolidated financial statements, the Company recorded the related adjustment during the nine months ended September 30, 2012.

3. Real Estate Activity During the Nine Months Ended September 30, 2012

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

	Acquired In-Place Lease Intangibles	Acquired Net Below- Market Lease Intangibles
Period from October 1, 2012 through December 31, 2012	$2,533	$930
2013	10,084	3,709
2014	7,869	3,374
2015	5,927	2,885
2016	5,199	2,512

100 Federal Street contributed approximately $36.5 million of revenue and approximately $6.3 million of earnings to the Company for the period from March 13, 2012 through September 30, 2012. 453 Ravendale Drive contributed approximately $0.3 million of revenue and approximately $0.1 million of earnings to the Company for the period from March 1, 2012 through September 30, 2012.

The accompanying pro forma information for the nine months ended September 30, 2012 and 2011 is presented as if the operating property acquisitions of (1) 453 Ravendale Drive on March 1, 2012 and (2) 100

Federal Street on March 13, 2012, had occurred on January 1, 2011. This pro forma information is based upon the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

Pro Forma	Nine months ended September 30,
(in thousands, except per unit data)	2012	2011
Total revenue	$1,403,155	$1,348,017
Income from continuing operations	$227,756	$211,887
Net income attributable to Boston Properties Limited Partnership	$281,545	$208,212
Basic earnings per unit:
Net income per unit attributable to Boston Properties Limited Partnership	$1.68	$1.27
Diluted earnings per unit:
Net income per unit attributable to Boston Properties Limited Partnership	$1.67	$1.26

Developments

On January 3, 2012, the Company commenced the redevelopment of Two Patriots Park, a Class A office project with approximately 256,000 net rentable square feet located in Reston, Virginia. The Company will capitalize incremental costs during the redevelopment.

On April 30, 2012, the Company completed and fully placed in-service 510 Madison Avenue, a Class A office project with approximately 356,000 net rentable square feet located in New York City.

On May 4, 2012, the Company completed and fully placed in-service One Patriots Park, a Class A office redevelopment project with approximately 268,000 net rentable square feet located in Reston, Virginia.

On August 29, 2012, the Company acquired the development project located at 680 Folsom Street and 50 Hawthorne Street in San Francisco, California. When completed, the project will comprise approximately 522,000 net rentable square feet of Class A office and retail space. The project is approximately 85% pre-leased and as a result the Company has accounted for the acquisition as a business combination. The estimated project cost upon completion is approximately $340 million. As part of the transaction, the Company also acquired the corner site of 690 Folsom Street, which is an adjacent parcel with a vacant 22,000 square foot, two-story structure that may be redeveloped in the future. The consideration paid by the Company to the seller consisted of approximately $62.2 million in cash and the issuance of 1,588,100 Series Four Preferred Units of limited partnership interest in the Company (the “Series Four Preferred Units”). The Series Four Preferred Units are not convertible into or exchangeable for any common equity of the Company or Boston Properties, Inc., have a per unit liquidation preference of $50.00 and are entitled to receive quarterly distributions of $0.25 per unit (or an annual rate of 2.0%) (See Note 9). In connection with the acquisition, the Company also assumed a $170.0 million construction loan commitment, although no amount is currently outstanding. The following table summarizes the allocation of the aggregate purchase price of 680 Folsom Street at the date of acquisition (in thousands).

Construction in progress	$117,046
Land held for future development	3,058
In-place lease intangibles	32,799
Deferred financing costs	245
Prepaid expenses and other assets	7,473
Accounts payable and accrued expenses	(14,502)

Net assets acquired	$146,119

Dispositions

On January 31, 2012, the servicer of the non-recourse mortgage loan collateralized by the Company’s Montvale Center property foreclosed on the property. Montvale Center is an office property with approximately 123,000 net rentable square feet located in Gaithersburg, Maryland. During 2011, the Company had notified the master servicer of the non-recourse mortgage loan that the cash flows generated from the property were insufficient to fund debt service payments and capital improvements necessary to lease and operate the property and that the Company was not prepared to fund any cash shortfalls. The Company was not current on making debt service payments and was accruing interest at the default interest rate of 9.93% per annum. The loan was originally scheduled to mature on June 6, 2012. As a result of the foreclosure, the mortgage loan totaling $25.0 million was extinguished and the related obligations were satisfied with the transfer of the real estate and working capital to the servicer. The Company no longer has any equitable or economic ownership interest in the property. The transaction resulted in a gain on forgiveness of debt of approximately $18.4 million. The operating results of the property through the date of foreclosure have been classified as discontinued operations on a historical basis for all periods presented.

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

The following table summarizes the income (loss) from discontinued operations related to Montvale Center and Bedford Business Park and the related gain on sale of real estate and gain on forgiveness of debt for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Total revenue	$—	$2,710	$3,748	$7,887
Expenses
Operating	—	1,209	1,602	3,531
Depreciation and amortization	—	821	1,040	2,477

Total expenses	—	2,030	2,642	6,008
Operating income	—	680	1,106	1,879
Other expense
Interest expense	—	(660)	(222)	(1,939)

Income (loss) from discontinued operations attributable to Boston Properties Limited Partnership	$—	$20	$884	$(60)

Gain on sale of real estate from discontinued operations attributable to Boston Properties Limited Partnership	$—	$—	$38,445	$—

Gain on forgiveness of debt from discontinued operations attributable to Boston Properties Limited Partnership	$—	$—	$18,361	$—

4. Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consist of the following at September 30, 2012:

Entity	Properties	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50.0%
The Metropolitan Square Associates LLC	Metropolitan Square	51.0%
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(1)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3	%(2)
RBP Joint Venture LLC	Eighth Avenue and 46th Street	50.0	%(3)
Boston Properties Office Value-Added Fund, L.P.	300 Billerica Road and Mountain View Research and Technology Parks	39.5	%(1)(4)
Annapolis Junction NFM, LLC	Annapolis Junction	50.0	%(5)
767 Venture, LLC	The General Motors Building	60.0%
2 GCT Venture LLC	Two Grand Central Tower	60.0	%(6)
540 Madison Venture LLC	540 Madison Avenue	60.0%
125 West 55th Street Venture LLC	125 West 55th Street	60.0%
500 North Capitol LLC	500 North Capitol Street, NW	30.0	%(7)

(1)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(2)	The Company’s wholly-owned entity that owns the office component of the project also owns a 33.3% interest in the entity owning the land and infrastructure of the project.
(3)	This property is not in operation and consists of assembled land.
(4)	The Company has a 39.5% interest in the Mountain View Research and Technology Park properties. 300 Billerica Road, in which the Company had a 25.0% interest, was sold on September 27, 2012. As of September 30, 2012, the Company’s investment in the Value-Added Fund included undistributed proceeds from the sale of 300 Billerica Road.
(5)	Comprised of one building, one building under construction and two undeveloped land parcels.
(6)	The property was sold on October 25, 2011. As of September 30, 2012, the investment is comprised of working capital and a portion of undistributed sale proceeds.
(7)	This property is under construction.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
ASSETS
Real estate and development in process, net	$4,504,954	$4,542,594
Other assets	657,141	668,113

Total assets	$5,162,095	$5,210,707

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable	$3,026,898	$2,988,894
Other liabilities	791,110	854,257
Members’/Partners’ equity	1,344,087	1,367,556

Total liabilities and members’/partners’ equity	$5,162,095	$5,210,707

Company’s share of equity	$793,166	$799,479
Basis differentials(1)	(128,476)	(129,757)

Carrying value of the Company’s investments in unconsolidated joint ventures	$664,690	$669,722

(1)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials occur from impairment of investments and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

The combined summarized statements of operations of the joint ventures are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Total revenue(1)	$135,998	$150,101	$431,133	$440,733
Expenses
Operating	42,298	44,584	120,451	129,698
Depreciation and amortization	39,291	46,773	123,869	145,653

Total expenses	81,589	91,357	244,320	275,351
Operating income	54,409	58,744	186,813	165,382
Other expense
Interest expense	56,521	57,699	167,792	172,467
Impairment loss	—	39,384	—	39,384

Income (loss) from continuing operations	(2,112)	(38,339)	19,021	(46,469)
Gain on sale of real estate	990	—	990	—

Net income (loss)	$(1,122)	$(38,339)	$20,011	$(46,469)

Company’s share of net income (loss)	$(1,420)	$(23,231)	$10,591	$(28,570)
Basis differential	384	25,024	1,282	28,539
Elimination of inter-entity interest on partner loan	10,253	9,533	30,256	28,215

Income from unconsolidated joint ventures	$9,217	$11,326	$42,129	$28,184

(1)	Includes straight-line rent adjustments of $2.2 million and $6.7 million for the three months ended September 30, 2012 and 2011, respectively, and $9.3 million and $14.8 million for the nine months ended September 30, 2012 and 2011, respectively. Includes net below-market rent adjustments of $22.1 million and $28.3 million for the three months ended September 30, 2012 and 2011, respectively, and $70.6 million and $87.0 million for the nine months ended September 30, 2012 and 2011, respectively. Total revenue for the nine months ended September 30, 2012 includes termination income totaling approximately $19.6 million (of which the Company’s share is approximately $11.8 million) related to a lease termination with a tenant at the General Motors Building.

On July 25, 2012, a joint venture in which the Company has a 50% interest partially placed in-service Annapolis Junction Building Six, a Class A office property with approximately 120,000 net rentable square feet located in Annapolis, Maryland.

On September 27, 2012, the Company’s Value-Added Fund completed the sale of its 300 Billerica Road property located in Chelmsford, Massachusetts for approximately $12.2 million, including the assumption by the buyer of $7.5 million of mortgage indebtedness. 300 Billerica Road is an approximately 111,000 net rentable square foot office building. Net cash proceeds totaled approximately $4.3 million, of which the Company’s share was approximately $2.8 million, after the payment of transaction costs. The Company’s share of the net proceeds included approximately $2.4 million resulting from the Value-Added Fund’s repayment of a loan from the Company. The Value-Added Fund recognized a gain on sale of real estate totaling approximately $1.0 million, of which the Company’s share totaled approximately $0.2 million and is included within income from unconsolidated joint ventures in the Company’s consolidated statements of operations.

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

On March 12, 2012, the Company used available cash to repay the mortgage loan collateralized by its Bay Colony Corporate Center property located in Waltham, Massachusetts totaling $143.9 million. The mortgage financing bore interest at a fixed rate of 6.53% per annum and was scheduled to mature on June 11, 2012. There was no prepayment penalty. The Company recognized a gain on early extinguishment of debt totaling approximately $0.9 million related to the acceleration of the remaining balance of the historical fair value adjustment, which was the result of purchase accounting.

On April 2, 2012, the Company used available cash to repay the mortgage loan collateralized by its One Freedom Square property located in Reston, Virginia totaling $65.1 million. The mortgage financing bore interest at a fixed rate of 7.75% per annum and was scheduled to mature on June 30, 2012. There was no prepayment penalty. The Company recognized a gain on early extinguishment of debt totaling approximately $0.3 million related to the acceleration of the remaining balance of the historical fair value debt adjustment, which was the result of purchase accounting.

On August 29, 2012, in connection with the Company’s acquisition of the development project located at 680 Folsom Street in San Francisco, California, the Company assumed the construction loan commitment collateralized by the project (See Note 3). The assumed construction loan commitment totaling $170.0 million bears interest at a variable rate equal to LIBOR plus 3.70% per annum and matures on May 30, 2015 with two, one-year extension options, subject to certain conditions. At September 30, 2012, there were no amounts outstanding. In addition, the Company assumed an interest rate derivative which caps the one-month LIBOR index rate at a maximum of 3.00% per annum on a notional amount up to $170.0 million and with an expiration date of May 30, 2015.

On September 4, 2012, the Company used available cash to repay the mortgage loan collateralized by its Sumner Square property located in Washington, DC totaling approximately $23.2 million. The mortgage financing bore interest at a fixed rate of 7.35% per annum and was scheduled to mature on September 1, 2013. The Company recognized a loss on early extinguishment of debt totaling approximately $0.3 million, which included a prepayment penalty totaling approximately $0.2 million associated with the early repayment.

6. Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of September 30, 2012 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
12 Year Unsecured Senior Notes	5.625%	5.693%	$300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015
10 Year Unsecured Senior Notes	5.875%	5.967%	700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
7 Year Unsecured Senior Notes	3.700%	3.853%	850,000	November 15, 2018
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023

Total principal			4,650,000
Net unamortized discount			(10,783)

Total			$4,639,217

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

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

On August 24, 2012, the Company used available cash to redeem the remaining $225.0 million in aggregate principal amount of its 6.25% senior notes due 2013. The redemption price was determined in accordance with the applicable indenture and totaled approximately $231.6 million. The redemption price included approximately $1.5 million of accrued and unpaid interest to, but not including, the redemption date. Excluding such accrued and unpaid interest, the redemption price was approximately 102.25% of the principal amount being redeemed. The Company recognized a loss on early extinguishment of debt totaling approximately $5.2 million, which amount included the payment of the redemption premium totaling approximately $5.1 million.

The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At September 30, 2012, the Company was in compliance with each of these financial restrictions and requirements.

7. Unsecured Exchangeable Senior Notes

The following summarizes the unsecured exchangeable senior notes outstanding as of September 30, 2012 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by the Company	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A	February 15, 2014
3.750% Exchangeable Senior Notes	3.750%	3.787%	10.0066	(3)	450,000	May 18, 2013(4)	May 15, 2036

Total principal					1,197,500
Net unamortized discount					(2,012)
Adjustment for the equity component allocation, net of accumulated amortization					(32,533)

Total					$1,162,955

(1)	Yield on issuance date including the effects of discounts on the notes but excluding the effects of the adjustment for the equity component allocation.
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of Boston Properties, Inc.’s common stock). In addition, the Company entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions were intended to increase the effective exchange price to the Company of the notes from $117.58 to approximately $137.17 per share (subject to adjustment), representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of Boston Properties, Inc.’s common stock. The net cost of the capped call transactions was approximately $44.4 million. As of September 30, 2012, the effective exchange price was $134.77 per share.
(3)	In connection with the special distribution of $5.98 per share of Boston Properties, Inc.’s common stock declared on December 17, 2007, the exchange rate was adjusted from 9.3900 to 10.0066 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $99.93 per share of Boston Properties, Inc.’s common stock.
(4)	Holders may require the Company to repurchase the notes for cash on May 18, 2013 and on May 15 of 2016, 2021, 2026 and 2031 and at any time prior to their maturity upon a fundamental change, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the repurchase date.

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

The Company has letter of credit and performance obligations of approximately $12.9 million related to lender and development requirements.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

In connection with the assumption of the General Motors Building’s secured loan by the Company’s unconsolidated joint venture, 767 Venture, LLC, the Company guaranteed the unconsolidated joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of September 30, 2012, the maximum funding obligation under the guarantee was approximately $9.8 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.

In connection with the mortgage financing collateralized by the Company’s John Hancock Tower property located in Boston, Massachusetts, the Company has agreed to guarantee approximately $0.8 million related to its obligation to provide funds for certain tenant re-leasing costs. The mortgage financing matures on January 6, 2017.

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

Insurance

The Company carries insurance coverage on its properties of types and in amounts and with deductibles that it believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”). Currently, the Company’s property insurance program per occurrence limits are $1.0 billion for its portfolio insurance program, including coverage for acts of terrorism certified under TRIA other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). The Company also carries $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of coverage in the Company’s property insurance program which is provided by IXP, LLC (“IXP”) as a direct insurer. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including

Terrorism Coverage, with $1.375 billion of Terrorism Coverage in excess of $250 million being provided by NYXP, LLC (“NYXP”), as a direct insurer. The Company also currently carries nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under TRIA (“NBCR Coverage”), which is provided by IXP as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding the properties owned by the Company’s Value-Added Fund and certain other properties owned in joint ventures with third parties or which the Company manages. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the additional Terrorism Coverage provided by IXP for 601 Lexington Avenue, the NBCR Coverage provided by IXP and the Terrorism Coverage provided by NYXP are backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” The program trigger is $100.0 million and the coinsurance is 15%. Under TRIPRA, if the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. The Company may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in its portfolio or for any other reason. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance and maintain terrorism insurance in amounts and on terms that are commercially reasonable.

The Company also currently carries earthquake insurance on its properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that the Company believes are commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, the Company currently carries earthquake insurance which covers its San Francisco region with a $120 million per occurrence limit and a $120 million annual aggregate limit, $20 million of which is provided by IXP, as a direct insurer. In addition, the builders risk policy maintained for the development of 680 Folsom Street in San Francisco includes a $20 million per occurrence and annual aggregate limit of earthquake coverage. The amount of the Company’s earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact the Company’s ability to finance properties subject to earthquake risk. The Company may discontinue earthquake insurance on some or all of its properties in the future if the premiums exceed the Company’s estimation of the value of the coverage.

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

The mortgages on the Company’s properties typically contain requirements concerning the financial ratings of the insurers who provide policies covering the property. The Company provides the lenders on a regular basis with the identity of the insurance companies in the Company’s insurance programs. The ratings of some of the Company’s insurers are below the rating requirements in some of the Company’s loan agreements and the lenders for these loans could attempt to claim that an event of default has occurred under the loan. The Company believes it could obtain insurance with insurers which satisfy the rating requirements. Additionally, in the future, the Company’s ability to obtain debt financing secured by individual properties, or the terms of such financing, may be adversely affected if lenders generally insist on ratings for insurers or amounts of insurance which are difficult to obtain or which result in a commercially unreasonable premium. There can be no assurance that a deficiency in the financial ratings of one or more of the Company’s insurers will not have a material adverse effect on the Company.

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

9. Noncontrolling Interests

Noncontrolling interests relate to the interests in the Company not owned by Boston Properties, Inc. and interests in consolidated property partnerships not wholly-owned by the Company. As of September 30, 2012, the noncontrolling interests consisted of 16,501,441 OP Units, 1,600,324 LTIP Units, 400,000 2011 OPP Units, 400,000 2012 OPP Units, 995,997 Series Two Preferred Units (or 1,307,083 OP Units on an as converted basis) and 1,221,527 Series Four Preferred Units (not convertible into OP Units) held by parties other than Boston Properties, Inc.

Noncontrolling Interest—Redeemable Preferred Units

The Preferred Units at September 30, 2012 consisted of 995,997 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) 6.00% per annum on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). The holders of Series Two Preferred Units have the right to require the Company to redeem their units for cash at the redemption price of $50.00 per unit on May 14, 2013 and May 12, 2014. The maximum number of units that may be required to be redeemed from all holders on each of these dates is 1,007,662, which is one-sixth of the number of Series Two Preferred Units that were originally issued. The holders also had the right to have their Series Two Preferred Units redeemed for cash on May 12, 2009, May 12, 2010, May 12, 2011 and May 14, 2012, although no holder exercised such right. The Company also has the right, subject to certain conditions, to redeem Series Two Preferred Units for cash or to convert into OP Units any Series Two Preferred Units that are not redeemed when they are eligible for redemption.

During the nine months ended September 30, 2012, 117,047 Series Two Preferred Units of the Company were converted by the holders into 153,605 OP Units. In addition, the Company paid the accrued preferred distributions due to the holders of Preferred Units that were converted.

On February 15, 2012, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.75616 per unit. On May 15, 2012, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.73151 per unit. On August 15, 2012, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.75616 per unit.

Due to the redemption option and the conversion option existing outside the control of the Company, the Series Two Preferred Units are not included in Partners’ Capital and are reflected in the Consolidated Balance Sheets at an amount equivalent to the value of such units had such units been redeemed at September 30, 2012. The value of the Series Two Preferred Units, assuming all of such units had been converted and then redeemed at September 30, 2012, was approximately $144.6 million based on the closing price of Boston Properties, Inc.’s common stock of $110.61 per share on that date.

The Preferred Units at September 30, 2012 also included 1,221,527 Series Four Preferred Units, which bear a preferred distribution equal to 2.00% per annum on a liquidation preference of $50.00 per unit and are not convertible into OP Units. In connection with the acquisition of 680 Folsom Street in San Francisco, California, the consideration paid by the Company to the seller included the issuance of 1,588,100 Series Four Preferred Units of limited partnership interest in the Company. The holders of Series Four Preferred Units have the right, subject to certain conditions, to require the Company to redeem their units for cash at the redemption price of $50.00 per unit. On August 31, 2012, a holder redeemed 366,573 Series Four Preferred Units for cash totaling approximately $18.3 million. The Company also has the right, subject to certain conditions, to redeem Series Four Preferred Units for cash at the redemption price of $50.00 per unit. Due to the holders’ redemption option existing outside the control of the Company, the Series Four Preferred Units are not included in Partners’ Capital in the Company’s Consolidated Balance Sheets.

The following table reflects the activity of the noncontrolling interests—redeemable preferred units for the nine months ended September 30, 2012 and 2011 (in thousands):

Balance at January 1, 2012	$145,484
Issuance of redeemable preferred units (Series Four Preferred Units)	79,405
Net income	2,440
Distributions	(2,440)
Redemption of redeemable preferred units (Series Four Preferred Units)	(18,329)
Reallocation of partnership interest(1)	(908)

Balance at September 30, 2012	$205,652

Balance at January 1, 2011	$125,765
Net income	2,497
Distributions	(2,497)
Reallocation of partnership interest	4,382

Balance at September 30, 2011	$130,147

(1)	Includes the conversion of 117,047 Series Two Preferred Units into 153,605 OP Units during the nine months ended September 30, 2012.

Noncontrolling Interest—Common Units

During the nine months ended September 30, 2012, 365,688 OP Units were presented by the holders for redemption (including 153,605 OP Units issued upon conversion of Series Two Preferred Units and 149,477 OP Units issued upon conversion of LTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.

At September 30, 2012, the Company had outstanding 400,000 2011 OPP Units and 400,000 2012 OPP Units (See Note 12). Prior to the measurement date (January 31, 2014 for 2011 OPP Units and February 6, 2015 for 2012 OPP Units), holders of OPP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of OPP Units, both vested and unvested, that OPP award recipients have earned, if any, based on the establishment of an outperformance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.

On January 27, 2012, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.55 per unit, and a distribution on the 2011 OPP Units in the amount of $0.055 per unit, to holders of record as of the close of business on December 31, 2011. On April 30, 2012, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.55 per unit, and a distribution on the 2011 OPP Units and 2012 OPP Units in the amount of $0.055 per unit, to holders of record as of the close of business on March 30, 2012. On July 31, 2012, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.55 per unit, and a distribution on the 2011 OPP Units and 2012 OPP Units in the amount of $0.055 per unit, to holders of record as of the close of business on June 29, 2012. On September 17, 2012, Boston Properties, Inc., as general partner of the Company, declared a distribution on the OP Units and LTIP Units in the amount of $0.55 per unit and a distribution on the 2011 OPP Units and 2012 OPP Units in the amount of $0.055 per unit, in each case payable on October 31, 2012 to holders of record as of the close of business on September 28, 2012.

The following table reflects the activity of the noncontrolling interests—redeemable common units for the nine months ended September 30, 2012 and 2011 (in thousands):

Balance at January 1, 2012	$1,809,119
Contributions	24,653
Net income	29,485
Distributions	(30,100)
Conversion of redeemable partnership units	(11,236)
Unearned compensation	(4,832)
Accumulated other comprehensive loss	208
Adjustment to reflect redeemable partnership units at redemption value	184,939

Balance at September 30, 2012	$2,002,236

Balance at January 1, 2011	$1,801,592
Contributions	23,379
Net income	23,409
Distributions	(29,120)
Conversion of redeemable partnership units	(71,181)
Unearned compensation	(6,012)
Accumulated other comprehensive loss	227
Adjustment to reflect redeemable partnership units at redemption value	(79,674)

Balance at September 30, 2011	$1,662,620

Pursuant to the Company’s Partnership Agreement, certain limited partners in the Company have the right to redeem all or any portion of their interest for cash from the Company. However, Boston Properties, Inc. may elect to acquire the limited partner’s interest by issuing its Common Stock in exchange for the interest. The amount of cash to be paid to the limited partner if the redemption right is exercised and Boston Properties, Inc. does not elect to issue its Common Stock is based on the trading price of Boston Properties, Inc.’s common stock at that time. Due to the redemption option existing outside the control of the Company, such limited partners’ units are not included in Partners’ Capital. The value of the OP Units not owned by Boston Properties, Inc. (including LTIP Units assuming that all conditions had been met for the conversion thereof), assuming all of such units had been redeemed at September 30, 2012 was approximately $2.0 billion based on the closing price of Boston Properties, Inc.’s common stock of $110.61 per share.

Noncontrolling Interest—Property Partnerships

The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $(1.9) million at September 30, 2012 and approximately $(1.1) million at December 31, 2011, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.

The following table reflects the activity of the noncontrolling interests—property partnerships for the nine months ended September 30, 2012 and 2011 (in thousands):

Balance at January 1, 2012	$(1,063)
Net income	1,461
Distributions	(2,250)

Balance at September 30, 2012	$(1,852)

Balance at January 1, 2011	$(614)
Net income	1,118
Distributions	(1,500)

Balance at September 30, 2011	$(996)

10. Partners’ Capital

As of September 30, 2012, Boston Properties, Inc. owned 1,689,580 general partnership units and 149,166,657 limited partnership units.

During the nine months ended September 30, 2012, Boston Properties, Inc. utilized its $600 million “at the market” (“ATM”) stock offering program to issue an aggregate of 2,347,500 shares of Common Stock for gross proceeds of approximately $249.8 million and net proceeds of approximately $247.2 million. Boston Properties, Inc. contributed the net proceeds from such sales to the Company in exchange for a number of OP Units equal to the number of shares issued. As of September 30, 2012, approximately $305.3 million remained available for issuance under this ATM program.

During the nine months ended September 30, 2012, the Company issued 22,823 OP Units to Boston Properties, Inc. in connection with the exercise by certain employees of options to purchase Common Stock of Boston Properties, Inc.

During the nine months ended September 30, 2012, Boston Properties, Inc. acquired 365,688 OP Units in connection with the redemption of an equal number of redeemable OP Units from third parties.

On January 27, 2012, the Company paid a distribution in the amount of $0.55 per OP Unit to unitholders of record as of the close of business on December 31, 2011. On April 30, 2012, the Company paid a distribution in the amount of $0.55 per OP Unit to unitholders of record as of the close of business on March 30, 2012. On July 31, 2012, the Company paid a distribution in the amount of $0.55 per OP Unit to unitholders of record as of the close of business on June 29, 2012. On September 17, 2012, Boston Properties, Inc.’s Board of Directors declared a distribution in the amount of $0.55 per OP Unit payable on October 31, 2012 to unitholders of record as of the close of business on September 28, 2012.

11. Earnings Per Common Unit

The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership by the weighted-average number of common units outstanding during the period. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of Company. As a result, the Series Two Preferred Units are considered participating securities and are included in the computation of basic and diluted earnings per common unit of the Company if the effect of applying the if-converted method is dilutive. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common unit pursuant to the two-class method. As a result, unvested restricted common stock of Boston Properties, Inc. and the Company’s LTIP Units and OPP Units are considered participating securities and are included in the computation of basic and diluted earnings per common unit of the Company if the effect of applying the if-converted method is dilutive. Because the OPP Units require Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,660,000 and 18,213,000 redeemable common units for the three months ended September 30, 2012 and 2011, respectively, and approximately 17,694,000 and 19,116,000 redeemable common units for the nine months ended September 30, 2012 and 2011, respectively.

	For the Three Months Ended September 30, 2012
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties Limited Partnership	$66,815	168,461	$0.40
Discontinued operations attributable to Boston Properties Limited Partnership	—	—	—

Net income attributable to Boston Properties Limited Partnership	$66,815	168,461	$0.40
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	1,182	(0.01)

Diluted Earnings:
Net income	$66,815	169,643	$0.39

	For the Three Months Ended September 30, 2011
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties Limited Partnership	$81,569	165,219	$0.49
Discontinued operations attributable to Boston Properties Limited Partnership	20	—	—

Net income attributable to Boston Properties Limited Partnership	$81,589	165,219	$0.49
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	616	—

Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$81,589	165,835	$0.49

	For the Nine Months Ended September 30, 2012
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties Limited Partnership	$221,529	167,517	$1.32
Discontinued operations attributable to Boston Properties Limited Partnership	57,690	—	0.35

Net income attributable to Boston Properties Limited Partnership	$279,219	167,517	$1.67
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	655	(0.01)

Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$279,219	168,172	$1.66

	For the Nine Months Ended September 30, 2011
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties Limited Partnership	$200,995	164,122	$1.22
Discontinued operations attributable to Boston Properties Limited Partnership	(60)	—	—

Net income attributable to Boston Properties Limited Partnership	$200,935	164,122	$1.22
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	619	—

Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$200,935	164,741	$1.22

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

Rewards earned with respect to 2012 OPP Awards (if any) will vest 25% on February 7, 2015, 25% on February 7, 2016 and 50% on February 7, 2017, based on continued employment. Vesting will be accelerated in the event of a change in control of Boston Properties, Inc., termination of employment without cause, termination of employment by the award recipient for good reason, death, disability or retirement, although restrictions on transfer will continue to apply in certain of these situations. All determinations, interpretations and assumptions relating to the calculation of performance and vesting relating to 2012 OPP Awards will be made by the Compensation Committee. 2012 OPP Awards were issued in the form of LTIP Units prior to the determination of the outperformance pool, but will remain subject to forfeiture depending on the extent of rewards earned with respect to 2012 OPP Awards. The number of LTIP Units issued initially to recipients of the 2012 OPP Awards is an estimate of the maximum number of LTIP Units that they could earn, based on certain assumptions. The number of LTIP Units actually earned by each award recipient will be determined at the end of the performance measurement period by dividing his or her share of the outperformance pool by the average closing price of a REIT Share for the 15 trading days immediately preceding the measurement date. Total return for Boston Properties, Inc. and for the SNL Equity REIT Index over the three-year measurement period and other circumstances will determine how many LTIP Units are earned by each recipient; if they are fewer than the number issued initially, the balance will be forfeited as of the performance measurement date. Prior to the measurement date, LTIP units issued on account of 2012 OPP Awards are entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of LTIP Units, both vested and unvested, which 2012 OPP Award recipients have earned based on the establishment of an outperformance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit. LTIP Units are designed to qualify as “profits interests” in the Company for federal income tax purposes. As a general matter, the profits interests characteristics of the LTIP Units mean that initially they will not be economically equivalent in value to an OP Unit. If and when events specified by applicable tax regulations occur, LTIP Units can over time increase in value up to the point where they are equivalent to OP Units on a one-for-one basis. After LTIP Units are fully vested, and to the extent the special tax rules applicable to profits interests have allowed them to become equivalent in value to OP Units, LTIP Units may be converted on a one-for-one basis into OP Units. OP Units in turn have a one-for-one relationship in value with Boston Properties, Inc. common stock, and are exchangeable on such one-for-one basis for cash or, at the election of Boston Properties, Inc., Boston Properties, Inc. common stock.

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

On February 13, 2012, E. Mitchell Norville announced that he would resign as Executive Vice President, Chief Operating Officer of Boston Properties, Inc. effective on February 29, 2012. In connection with his resignation, Mr. Norville entered into a separation agreement (the “Separation Agreement”) with Boston Properties, Inc. Under the Separation Agreement, Boston Properties, Inc. agreed to pay Mr. Norville cash payments totaling approximately $1,533,333 (less applicable deductions) in addition to his cash bonus for 2011, which was $950,000. In addition, Mr. Norville agreed to provide consulting services to Boston Properties, Inc. for at least two months following the effective date of his resignation for which he received $20,000 per month. Under the Separation Agreement, Mr. Norville is entitled to accelerated vesting with respect to 23,502 LTIP units in the Company and stock options to purchase 4,464 shares of common stock of Boston Properties, Inc. at an exercise price of $92.71 and 5,117 shares of common stock of Boston Properties, Inc. at an exercise price of $104.47. Mr. Norville will also retain approximately 36% of his 2011 outperformance award, which will remain subject to the performance-based vesting criteria originally established for the 2011 outperformance awards. Mr. Norville agreed to one-year non-competition, non-solicitation and non-interference provisions, and provided Boston Properties, Inc. with a general release of claims. The Company recognized approximately $4.5 million of expense during the nine months ended September 30, 2012 in connection with Mr. Norville’s resignation.

At Boston Properties, Inc.’s 2012 annual meeting of stockholders held on May 15, 2012, the stockholders of Boston Properties, Inc. approved the Boston Properties, Inc. 2012 Stock Option and Incentive Plan (the “2012 Plan”). The 2012 Plan replaces the 1997 Plan. The material terms of the 2012 Plan include, among other things: (1) the maximum number of shares of common stock reserved and available for issuance under the 2012 Plan is the sum of (i) 13,000,000 newly authorized shares, plus (ii) the number of shares available for grant under the 1997 Stock Plan immediately prior to the effective date of the 2012 Plan, plus (iii) any shares underlying grants under the 1997 Plan that are forfeited, cancelled or terminated (other than by exercise) in the future; (2) “full-value” awards (i.e., awards other than stock options) are multiplied by a 2.32 conversion ratio to calculate the number of shares available under the 2012 Plan that are used for each full-value award, as opposed to a 1.0 conversion ratio for each stock option awarded under the 2012 Plan; (3) shares tendered or held back for taxes will not be added back to the reserved pool under the 2012 Plan; (4) stock options may not be re-priced without stockholder approval; and (5) the term of the 2012 Plan is for ten years from the date of stockholder approval.

During the nine months ended September 30, 2012, Boston Properties, Inc. issued 20,756 shares of restricted common stock and 186,007 non-qualified stock options and the Company issued 174,650 LTIP Units and 400,000 2012 OPP Units to employees and non-employee directors under the 1997 Plan and 2012 Plan. Employees and directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and OPP Unit. An LTIP Unit is generally the economic equivalent of a share of restricted stock in Boston Properties, Inc. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. Grants of restricted stock and LTIP Units to employees vest in four equal annual installments. Restricted stock is measured at fair value on the date of grant based on the number of shares granted, as adjusted for forfeitures, and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted stock granted during the nine months ended September 30, 2012 were valued at approximately $2.2 million ($107.31 per share weighted-average). The non-qualified stock options granted during the nine months ended September 30, 2012 had a weighted-average fair value on the date of grant of $19.50 per option, which was computed using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions: an expected life of 5.4 years, a risk-free interest rate of 0.92%, an expected price volatility of 28.4% and an expected dividend yield of 2.9%. The weighted-average exercise price of the options is $107.23, which was the weighted-average closing price of Boston Properties, Inc.’s common stock on the date of grant. The LTIP Units granted during the nine months ended September 30, 2012 were valued at approximately $17.3 million ($98.83 per unit fair value weighted-average) using a Monte Carlo simulation method model. The weighted-average per unit fair value of each LTIP Unit granted was estimated on the date of grant using the following assumptions: an expected life of 5.8 years, a risk-free interest rate of 0.94% and an expected price volatility of 29.1%. As the 2011 OPP Awards and 2012 OPP Awards are subject to both a service condition and a market condition, the Company recognizes the compensation expense related to the 2011 OPP Awards and 2012 OPP Awards under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Partners’ Capital in the Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2008 OPP Units, 2011 OPP Units and 2012 OPP Units was approximately $6.4 million and $5.6 million for the three months ended September 30, 2012 and 2011, respectively, and approximately $23.8 million and $22.7 million for the nine months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012, stock-based compensation expense includes approximately $2.7 million consisting of the acceleration of vesting of Boston Properties, Inc.’s Chief Operating Officer’s stock-based compensation awards associated with his resignation. Upon the conclusion of the three-year measurement period in February 2011, the 2008 OPP Awards were not earned, the program was terminated and the Company accelerated the then remaining unrecognized compensation expense totaling approximately $4.3 million during the nine months ended September 30, 2011. At September 30, 2012, there was $24.4 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and $9.4 million of unrecognized compensation expense related to unvested 2011 OPP Units and 2012 OPP Units that is expected to be recognized over a weighted-average period of approximately 2.7 years.

13. Segment Information

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Boston, New York, Princeton, San Francisco and Washington, DC. Segments by property type include: Class A Office, Office/Technical, Residential and Hotel.

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services, general and administrative expenses, transaction costs, interest expense, depreciation and amortization expense, gains (losses) from investments in securities, losses from early extinguishments of debt, income from unconsolidated joint ventures, discontinued operations and noncontrolling interests are not included in Net Operating Income as internal reporting addresses these items on a corporate level.

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

Information by geographic area and property type (dollars in thousands):

For the three months ended September 30, 2012:

	Boston	New York	Princeton	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$161,479	$120,270	$15,234	$54,137	$87,119	$438,239
Office/Technical	5,539	—	—	148	4,099	9,786
Residential	995	—	—	—	4,501	5,496
Hotel	9,359	—	—	—	—	9,359

Total	177,372	120,270	15,234	54,285	95,719	462,880

% of Grand Totals	38.32%	25.98%	3.29%	11.73%	20.68%	100.0%
Rental Expenses:
Class A Office	65,261	41,088	7,185	21,684	28,116	163,334
Office/Technical	1,758	—	—	52	941	2,751
Residential	490	—	—	—	2,364	2,854
Hotel	6,886	—	—	—	—	6,886

Total	74,395	41,088	7,185	21,736	31,421	175,825

% of Grand Totals	42.31%	23.37%	4.09%	12.36%	17.87%	100.0%

Net operating income	$102,977	$79,182	$8,049	$32,549	$64,298	$287,055

% of Grand Totals	35.87%	27.59%	2.80%	11.34%	22.40%	100.0%

For the three months ended September 30, 2011:

	Boston	New York	Princeton	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$141,024	$115,284	$15,495	$53,978	$94,551	$420,332
Office/Technical	6,460	—	—	—	4,235	10,695
Residential	284	—	—	—	2,169	2,453
Hotel	8,045	—	—	—	—	8,045

Total	155,813	115,284	15,495	53,978	100,955	441,525

% of Grand Totals	35.29%	26.11%	3.51%	12.23%	22.86%	100.0%
Rental Expenses:
Class A Office	55,308	39,331	7,189	20,788	25,758	148,374
Office/Technical	1,876	—	—	—	1,108	2,984
Residential	270	—	—	—	2,148	2,418
Hotel	6,032	—	—	—	—	6,032

Total	63,486	39,331	7,189	20,788	29,014	159,808

% of Grand Totals	39.73%	24.61%	4.50%	13.01%	18.15%	100.0%

Net operating income	$92,327	$75,953	$8,306	$33,190	$71,941	$281,717

% of Grand Totals	32.77%	26.96%	2.95%	11.78%	25.54%	100.0%

For the nine months ended September 30, 2012:

	Boston	New York	Princeton	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$460,127	$360,515	$45,701	$159,984	$266,259	$1,292,586
Office/Technical	16,882	—	—	344	12,245	29,471
Residential	2,891	—	—	—	12,122	15,013
Hotel	26,224	—	—	—	—	26,224

Total	506,124	360,515	45,701	160,328	290,626	1,363,294

% of Grand Totals	37.13%	26.44%	3.35%	11.76%	21.32%	100.0%
Rental Expenses:
Class A Office	183,601	118,531	22,234	62,892	83,861	471,119
Office/Technical	4,910	—	—	114	2,952	7,976
Residential	1,247	—	—	—	6,896	8,143
Hotel	19,601	—	—	—	—	19,601

Total	209,359	118,531	22,234	63,006	93,709	506,839

% of Grand Totals	41.31%	23.38%	4.39%	12.43%	18.49%	100.0%

Net operating income	$296,765	$241,984	$23,467	$97,322	$196,917	$856,455

% of Grand Totals	34.65%	28.26%	2.74%	11.36%	22.99%	100.0%

For the nine months ended September 30, 2011:

	Boston	New York	Princeton	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$403,325	$341,698	$47,585	$161,039	$263,346	$1,216,993
Office/Technical	19,057	—	—	—	12,177	31,234
Residential	284	—	—	—	2,745	3,029
Hotel	22,897	—	—	—	—	22,897

Total	445,563	341,698	47,585	161,039	278,268	1,274,153

% of Grand Totals	34.97%	26.82%	3.73%	12.64%	21.84%	100.0%
Rental Expenses:
Class A Office	153,849	114,423	22,591	60,241	73,291	424,395
Office/Technical	5,522	—	—	—	3,242	8,764
Residential	270	—	—	—	2,871	3,141
Hotel	18,052	—	—	—	—	18,052

Total	177,693	114,423	22,591	60,241	79,404	454,352

% of Grand Totals	39.11%	25.18%	4.97%	13.26%	17.48%	100.0%

Net operating income	$267,870	$227,275	$24,994	$100,798	$198,864	$819,801

% of Grand Totals	32.67%	27.72%	3.05%	12.30%	24.26%	100.0%

The following is a reconciliation of Net Operating Income to net income attributable to Boston Properties Limited Partnership:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net Operating Income	$287,055	$281,717	$856,455	$819,801
Add:
Development and management services income	8,024	8,178	25,734	24,699
Income from unconsolidated joint ventures	9,217	11,326	42,129	28,184
Interest and other income	4,001	1,252	8,029	4,179
Gains (losses) from investments in securities	587	(860)	1,202	(481)
Income (loss) from discontinued operations	—	20	884	(60)
Gain on sale of real estate from discontinued operations	—	—	38,445	—
Gain on forgiveness of debt from discontinued operations	—	—	18,361	—
Less:
General and administrative expense	19,757	16,917	66,442	60,281
Transaction costs	1,140	474	3,252	1,907
Depreciation and amortization expense	109,316	106,618	325,804	321,359
Interest expense	105,030	95,117	308,168	288,225
Losses from early extinguishments of debt	5,494	—	4,453	—
Noncontrolling interest in property partnerships	458	86	1,461	1,118
Noncontrolling interest—redeemable preferred units	874	832	2,440	2,497

Net income attributable to Boston Properties Limited Partnership	$66,815	$81,589	$279,219	$200,935

14. Subsequent Events

On October 1, 2012, a joint venture in which the Company has a 30% interest partially placed in-service 500 North Capitol Street, NW, a Class A office redevelopment project with approximately 232,000 net rentable square feet located in Washington, DC.

On October 4, 2012, the Company completed the formation of a joint venture, which owns and operates Fountain Square located in Reston, Virginia, adjacent to the Company’s other Reston properties. Fountain Square is an office and retail complex aggregating approximately 764,000 net rentable square feet, comprised of approximately 522,000 net rentable square feet of Class A office space and approximately 242,000 net rentable square feet of retail space. The joint venture partner contributed the property valued at approximately $385.0 million and related mortgage indebtedness totaling approximately $211.3 million for a 50% interest in the joint venture. The Company contributed cash totaling approximately $87.0 million for its 50% interest, which cash was distributed to the joint venture partner. The Company is consolidating this joint venture. The mortgage loan bears interest at fixed rate of 5.71% per annum and matures on October 11, 2016. Pursuant to the joint venture agreement (i) the Company has rights to acquire the partner’s 50% interest and (ii) the partner has the right to cause the Company to acquire the partner’s interest on January 4, 2016, in each case at a fixed price totaling approximately $102.0 million in cash. The fixed price option rights expire on January 31, 2016.

On October 19, 2012, the Company formed a joint venture to pursue the acquisition of land in San Francisco, California which could support a 61-story, 1.4 million square foot office tower known as Transbay Tower. The purchase price for the land is approximately $190.0 million. The Company has a 50% interest in the joint venture. There can be no assurance that the acquisition will be consummated on the terms currently contemplated or at all.

On October 29, 2012, the Company entered into an agreement to sell its 164 Lexington Road property for approximately $3.2 million. 164 Lexington Road is an approximately 64,000 square foot net rentable Office/Technical property located in Billerica, Massachusetts. There can be no assurance that the sale will be consummated on the terms currently contemplated or at all.

On November 8, 2012, Boston Properties, Inc.’s Board of Directors declared a distribution of $0.65 per OP Unit for the period from October 1, 2012 to December 31, 2012, payable on January 29, 2013 to unitholders of record as of the close of business on December 31, 2012.

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

•

general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, tenant space utilization, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate);

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

Our core strategy has always been to operate in supply-constrained markets with high barriers to entry and to focus on executing long-term leases with financially strong tenants. Historically, this combination has tended to reduce our exposure in down cycles and enhance revenues as market conditions improve. To be successful in the current leasing environment, we believe all aspects of the tenant-landlord relationship must be considered. In this regard, we believe that our understanding of tenants’ short- and long-term utilization and space needs in the local markets, our relationships with local brokers, our reputation as a premier owner and operator of Class A office properties, our financial strength and our ability to maintain high building standards provide us with a competitive advantage in an increasingly fragmented office market. We expect tenants in our markets to continue to take advantage of the ability to upgrade to high-quality space like ours, particularly those who value our operational expertise and financial stability when making their leasing decisions.

Leasing velocity slowed during the third quarter in all of our markets with the exception of the Cambridge, Massachusetts submarket and our San Francisco region. Overall trends remain flat with leasing decisions based on lease expirations rather than business growth. With just 5.6% of the space in our portfolio expiring through 2013, we are well positioned should velocity trends fail to improve.

•

In the midtown Manhattan market, leasing activity in the third quarter was less than recent historical averages and the availability rate increased slightly. Activity in our portfolio reflected this as we signed leases for approximately 126,000 square feet during the quarter and our occupancy decreased from 95.6% to 94.2%.

•

In our Washington, DC region, the leasing activity continues to be slow and public sector and defense contractor demand has been adversely impacted by the federal budgetary uncertainty, potential sequestration and the reductions in discretionary spending programs. Our portfolio continues to have stable occupancy at 94.4% with modest rollover/exposure of approximately 4.8% through 2013.

•

Our assets in the Boston Central Business Distract (“CBD”) continue to experience demand with tenants committing to space two to three years in advance of their space needs, while the general market has a vacancy percentage rate in the mid-teens most of which is in low-rise space. We benefited from these types of advance decisions as we signed a lease for approximately 331,000 square feet with a 2015 lease commencement at 101 Huntington Avenue. During the third quarter, absorption was positive and the vacancy rate modestly improved. The East Cambridge submarket remains healthy with vacancy rates below 10% and rising rental rents. Our Cambridge portfolio is 99% leased with no material expirations until 2015. The suburbs of Boston along Route 128, where the majority of our suburban assets are located, experienced negative absorption during the third quarter. Many mid-size and larger users are contemplating leasing more space to handle their organic growth, however, the decision making process is prolonged. Our suburban portfolio is 81% leased with approximately 952,000 square feet of availability providing an opportunity as these users conclude their decision making processes.

•

The San Francisco CBD and Silicon Valley submarkets continue to benefit from business expansion and job growth, particularly in the technology sector, and are among the strongest in our portfolio. This is evidenced by positive absorption, lower vacancy and increasing rental rents. During the third quarter, we expanded our investments in San Francisco with the acquisition of 680 Folsom Street, which is 85% pre-leased to two technology tenants. In mid- October, we also formed a joint venture to pursue the acquisition of land that can support the development of TransBay Tower, a 61-story, 1.4 million square foot office tower.

In the third quarter of 2012, leases for approximately 923,000 square feet of space commenced revenue recognition, including leases for approximately 841,000 square feet of second generation space and leases for approximately 82,000 square feet of first generation space, stemming mostly from completion of development projects. Of the approximately 923,000 square feet, leases for approximately 124,000 square feet were signed during the third quarter of 2012 and leases for the remainder of this space were signed in prior periods. The second generation leases that commenced revenue recognition in the third quarter of 2012 had an average lease term of approximately 108 months and included an average of approximately 132 days of free rent and total transaction costs, including tenant improvements and leasing commissions, of approximately $50 per square foot. The starting gross rents for the approximately 598,000 square feet of second generation leases that had been occupied within the prior 12 months increased on average by approximately 5.53% compared to the ending gross rents from the previous leases for this space. Lease terms are highly dependent on location (i.e., whether the property is in a CBD or suburban location), whether the lease is a renewal or with a new tenant, and the length of the lease term. Seventy-five percent (75%) of the leases that commenced during the quarter were with new tenants, which tend to have greater lease transaction costs.

From October 1, 2012 to December 31, 2013, leases representing approximately 5.6% of the space at our properties expire. As these leases expire, assuming no further change in current market rental rates, we expect that the rental rates we are likely to achieve on new leases will generally be approximately equal to the rates currently being paid.

We believe the successful lease-up and completion of our development pipeline will enhance our long-term return on equity and earnings growth as these developments are placed in-service through 2015. In 2013, we expect to fully place in-service Two Patriots Park in Reston, Virginia, Annapolis Junction Building Six in Annapolis, Maryland, and Seventeen Cambridge Center and the Cambridge Center Connector in Cambridge, Massachusetts, with an aggregate estimated investment of approximately $189 million, which represents our share. In aggregate, these assets are currently 90% leased.

We also continue to actively explore acquisition opportunities in each of our markets. Since the end of the second quarter of 2012, we have acquired 680 Folsom Street in San Francisco, California, formed a joint venture that owns and operates Fountain Square in Reston, Virginia and formed a joint venture to pursue the acquisition of land in San Francisco, California to build Transbay Tower. These transactions are discussed in more detail below.

We continue to review our portfolio for the possible sale of non-core assets where the leasing profile provides an opportunity to maximize value. On September 27, 2012, our Value-Added Fund completed the sale of its 300 Billerica Road property located in Chelmsford, Massachusetts for approximately $12.2 million, including the assumption by the buyer of $7.5 million of mortgage indebtedness. 300 Billerica Road is an approximately 111,000 net rentable square foot office building.

Transactions during the three months ended September 30, 2012 included the following:

•

On July 25, 2012, a joint venture in which we have a 50% interest partially placed in-service Annapolis Junction Building Six, a Class A office property with approximately 120,000 net rentable square feet located in Annapolis, Maryland. The property is currently 49% leased.

•

On August 24, 2012, we used available cash to redeem the remaining $225.0 million in aggregate principal amount of our 6.25% senior notes due 2013. The redemption price was determined in accordance with the applicable indenture and totaled approximately $231.6 million. The redemption price included approximately $1.5 million of accrued and unpaid interest to, but not including, the redemption date. Excluding such accrued and unpaid interest, the redemption price was approximately 102.25% of the principal amount being redeemed. We recognized a loss on early extinguishment of debt totaling approximately $5.2 million, which amount included the payment of the redemption premium totaling approximately $5.1 million.

•

On August 29, 2012, we acquired the development project located at 680 Folsom Street and 50 Hawthorne Street in San Francisco, California. When completed, the project will comprise approximately 522,000 net rentable square feet of Class A office and retail space. The project is approximately 85% pre-leased and as a result we have accounted for the acquisition as a business combination. The estimated project cost upon completion is approximately $340 million with initial occupancy expected in the first quarter of 2014. As part of the transaction, we also acquired the corner site of 690 Folsom Street, which is an adjacent parcel with a vacant 22,000 square foot, two-story structure that may be redeveloped in the future. The consideration paid by us to the seller consisted of approximately $62.2 million in cash and the issuance of 1,588,100 Series Four Preferred Units of limited partnership interest in us (the “Series Four Preferred Units”). The Series Four Preferred Units are not convertible into or exchangeable for any common equity of us or Boston Properties, Inc., have a per unit liquidation preference of $50.00 and are entitled to receive quarterly distributions of $0.25 per unit (or an annual rate of 2.0%). On August 31, 2012, a holder redeemed 366,573 Series Four Preferred Units for cash totaling approximately $18.3 million. In connection with the acquisition, we also assumed a $170.0 million construction loan commitment, although no amount is currently outstanding.

•

On September 4, 2012, we used available cash to repay the mortgage loan collateralized by our Sumner Square property located in Washington, DC totaling approximately $23.2 million. The mortgage financing bore interest at a fixed rate of 7.35% per annum and was scheduled to mature on September 1, 2013. We recognized a loss on early extinguishment of debt totaling approximately $0.3 million, which included a prepayment penalty totaling approximately $0.2 million associated with the early repayment.

•

On September 27, 2012, our Value-Added Fund completed the sale of its 300 Billerica Road property located in Chelmsford, Massachusetts for approximately $12.2 million, including the assumption by the buyer of $7.5 million of mortgage indebtedness. 300 Billerica Road is an approximately 111,000 net rentable square foot office building. Net cash proceeds totaled approximately $4.3 million, of which our share was approximately $2.8 million, after the payment of transaction costs. Our share of the net proceeds included approximately $2.4 million resulting from the Value-Added Fund’s repayment of a loan from us. The Value-Added Fund recognized a gain on sale of real estate totaling approximately $1.0 million, of which our share was approximately $0.2 million and is included within income from unconsolidated joint ventures in our consolidated statements of operations.

Transactions completed subsequent to September 30, 2012:

•

On October 1, 2012, a joint venture in which we have a 30% interest partially placed in-service 500 North Capitol Street, NW, a Class A office redevelopment project with approximately 232,000 net rentable square feet located in Washington, DC. The property is currently 82% leased.

•

On October 4, 2012, we completed the formation of a joint venture which owns and operates Fountain Square located in Reston, Virginia, adjacent to our other Reston properties. Fountain Square is an office and retail complex aggregating approximately 764,000 net rentable square feet (approximately 811,000 net rentable square feet, as re-measured in accordance with BOMA standards), comprised of approximately 522,000 net rentable square feet of Class A office space and approximately 242,000 net rentable square feet of retail space. The joint venture partner contributed the property valued at approximately $385.0 million and related mortgage indebtedness totaling approximately $211.3 million for a 50% interest in the joint venture. We contributed cash totaling approximately $87.0 million for our 50% interest, which cash was distributed to the joint venture partner. We are consolidating this joint venture. The mortgage loan bears interest at a fixed rate of 5.71% per annum and matures on October 11, 2016. Pursuant to the joint venture agreement (i) we have rights to acquire the partner’s 50% interest and (ii) the partner has the right to cause us to acquire the partner’s interest on January 4, 2016, in each case at a fixed price totaling approximately $102.0 million in cash. The fixed price option rights expire on January 31, 2016.

•

On October 19, 2012, we formed a joint venture to pursue the acquisition of land in San Francisco, California which could support a 61-story, 1.4 million square foot office tower known as Transbay Tower. The purchase price for the land is approximately $190 million, and the acquisition is expected to close in the first quarter of 2013. We have a 50% interest in the joint venture. There can be no assurance that the acquisition will be consummated on the terms currently contemplated or at all.

•

On October 29, 2012, we entered into an agreement to sell our 164 Lexington Road property for approximately $3.2 million. 164 Lexington Road is an approximately 64,000 square foot net rentable Office/Technical property located in Billerica, Massachusetts. There can be no assurance that the sale will be consummated on the terms currently contemplated or at all.

•

On November 8, 2012, Boston Properties, Inc.’s Board of Directors declared a distribution of $0.65 per OP Unit for the period from October 1, 2012 to December 31, 2012, payable on January 29, 2013 to unitholders of record as of the close of business on December 31, 2012. This represents an increase of approximately 18% over the prior quarterly distribution of $0.55 per OP Unit.

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

For the three and nine months ended September 30, 2012, the impact of the net adjustments of rents from “above-” and “below-market” leases increased rental revenue by approximately $4.0 million and $10.8 million, respectively. For the three and nine months ended September 30, 2012, the impact of the straight-line rent adjustment increased rental revenue by approximately $20.3 million and $59.6 million, respectively. Those amounts exclude the adjustment of rents from “above-” and “below-market” leases and straight-line income from unconsolidated joint ventures, which are disclosed in Note 4 to the Consolidated Financial Statements.

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

If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 7.1 years as of September 30, 2012. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

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

Fair Value of Financial Instruments

For purposes of disclosure, we calculate the fair value of our mortgage notes payable and unsecured senior notes. We determine the fair value of our unsecured senior notes and unsecured exchangeable senior notes using market prices. We determine the fair value of our mortgage notes payable using discounted cash flow analyses by discounting the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt based on current market rates for similar securities. In determining the current market rates, we add our estimates of market spreads to the quoted yields on federal government treasury securities with similar maturity dates to its debt. Because our valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate.

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

Results of Operations

The following discussion is based on our Consolidated Statement of Operations for the three and nine months ended September 30, 2012 and 2011.

At September 30, 2012 and September 30, 2011, we owned or had interests in a portfolio of 152 and 153 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio are necessarily meaningful. Therefore, the comparison of operating results for the three and nine months ended September 30, 2012 and 2011 show separately the changes attributable to the properties that were owned by us and in service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired or Development or Redevelopment Portfolios.

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

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income attributable to Boston Properties Limited Partnership, the most directly comparable GAAP financial measure, plus income attributable to noncontrolling interests, discontinued operations, depreciation and amortization, interest expense, losses from early extinguishments of debt, transaction costs, general and administrative expense, less gains (losses) from investments in securities, income from unconsolidated joint ventures, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

Comparison of the nine months ended September 30, 2012 to the nine months ended September 30, 2011.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 124 properties totaling approximately 31.6 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2011 and owned and in service through September 30, 2012. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after January 1, 2011 or disposed of on or prior to September 30, 2012. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the nine months ended September 30, 2012 and 2011 with respect to the properties which were placed in-service, acquired or in development or redevelopment.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Total Property Portfolio
(dollars in thousands)	2012	2011	Increase/ (Decrease)	% Change	2012	2011	2012	2011	2012	2011	2012	2011	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$1,178,501	$1,170,652	$7,849	0.67%	$58,251	$14,095	$92,250	$48,227	$(34)	$7,881	$1,328,968	$1,240,855	$88,113	7.10%
Termination Income	5,210	2,543	2,667	104.88%	321	—	—	2,591	2,571	5,267	8,102	10,401	(2,299)	(22.10)%

Total Rental Revenue	1,183,711	1,173,195	10,516	0.90%	58,572	14,095	92,250	50,818	2,537	13,148	1,337,070	1,251,256	85,814	6.86%

Real Estate Operating Expenses	421,652	405,012	16,640	4.11%	27,213	8,752	38,359	20,127	14	2,409	487,238	436,300	50,938	11.67%

Net Operating Income, excluding hotel	762,059	768,183	(6,124)	(0.80)%	31,359	5,343	53,891	30,691	2,523	10,739	849,832	814,956	34,876	4.28%

Hotel Net Operating Income(1)	6,623	4,845	1,778	36.70%	—	—	—	—	—	—	6,623	4,845	1,778	36.70%

Consolidated Net Operating Income(1)	768,682	773,028	(4,346)	(0.56)%	31,359	5,343	53,891	30,691	2,523	10,739	856,455	819,801	36,654	4.47%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	—	—	25,734	24,699	1,035	4.19%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	66,442	60,281	6,161	10.22%
Transaction costs	—	—	—	—	—	—	—	—	—	—	3,252	1,907	1,345	70.53%
Depreciation and amortization	270,271	267,185	3,086	1.16%	26,566	9,891	27,084	31,466	1,883	12,817	325,804	321,359	4,445	1.38%

Total Other Expenses	270,271	267,185	3,086	1.16%	26,566	9,891	27,084	31,466	1,883	12,817	395,498	383,547	11,951	3.12%

Operating Income	498,411	505,843	(7,432)	(1.47)%	4,793	(4,548)	26,807	(775)	640	(2,078)	486,691	460,953	25,738	5.58%
Other Income:
Income from unconsolidated joint ventures											42,129	28,184	13,945	49.48%
Interest and other income											8,029	4,179	3,850	92.13%
Gains (losses) from investments in securities											1,202	(481)	1,683	349.90%
Other Expenses:
Losses from early extinguishments of debt											4,453	—	4,453	100.00%
Interest expense											308,168	288,225	19,943	6.92%

Income from continuing operations											225,430	204,610	20,820	10.18%
Discontinued operations:
Income (loss) from discontinued operations											884	(60)	944	1,573.33%
Gain on sale of real estate from discontinued operations											38,445	—	38,445	100.00%
Gain on forgiveness of debt from discontinued operations											18,361	—	18,361	100.00%

Net income											283,120	204,550	78,570	38.41%
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships											(1,461)	(1,118)	(343)	(30.68)%
Noncontrolling interest—redeemable preferred units											(2,440)	(2,497)	57	2.28%

Net Income attributable to Boston Properties Limited Partnership											$279,219	$200,935	$78,284	38.96%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 43. Hotel Net Operating Income for the nine months ended September 30, 2012 and 2011 are comprised of Hotel Revenue of $26,224 and $22,897 less Hotel Expenses of $19,601 and $18,052, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio increased approximately $7.8 million for the nine months ended September 30, 2012 compared to 2011. The increase was primarily the result of an increase of approximately $3.4 million in rental revenue from our leases, an increase in parking and other revenue of approximately $2.7 million, which was mainly due to an increase in transient parking, and an increase in other recoveries of approximately $1.7 million. The increase in rental revenue from our leases of approximately $3.4 million was the result of our average revenue increasing by approximately $0.40 per square foot, contributing approximately $8.6 million, offset by an approximately $5.2 million decrease due to a decline in average occupancy from 92.6% to 92.1%.

During 2013 we expect recent leasing gains in Cambridge Center, Atlantic Wharf and Embarcadero Center to result in modest improvement in our occupancy averaging between 92% and 93% and an increase in Same Property Portfolio net operating income of approximately 1.5% to 2.5% compared to 2012.

Termination Income

Termination income increased by approximately $2.7 million for the nine months ended September 30, 2012 compared to 2011.

Termination income for the nine months ended September 30, 2012 related to sixteen tenants across the Same Property Portfolio and totaled approximately $5.2 million of which approximately $3.6 million was from the settlement of a bankruptcy claim against a former tenant that rejected our lease in 2009.

Termination income for the nine months ended September 30, 2011 related to ten tenants across the Same Property Portfolio and totaled approximately $2.5 million, which included approximately $1.8 million of termination income related to a default by a 30,000 square foot law firm tenant in one of our New York City buildings.

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio increased approximately $16.6 million for the nine months ended September 30, 2012 compared to 2011. This increase was primarily due to (1) an increase of approximately $10.0 million, or 5.6% in real estate taxes, which was primarily in our Boston, New York and Washington, DC regions, (2) an approximately $3.2 million cumulative non-cash straight-line adjustment for ground rent expense (refer to Note 2 to the Consolidated Financial Statements) and (3) an approximately $3.4 million, or 1.5%, increase in other property operating expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio increased approximately $3.1 million, or 1.2%, for the nine months ended September 30, 2012 compared to 2011.

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

Rental Revenue

Rental revenue from our Properties Acquired Portfolio increased approximately $44.5 million for the nine months ended September 30, 2012 compared to 2011, as detailed below:

Property	Date Acquired	Rental Revenue for the nine months ended September 30,
		2012	2011	Change
		(in thousands)
Bay Colony Corporate Center	February 1, 2011	$15,676	$14,095	$1,581
2440 West El Camino Real	November 22, 2011	6,128	—	6,128
453 Ravendale Drive	March 1, 2012	344	—	344
100 Federal Street	March 13, 2012	36,424	—	36,424

Total		$58,572	$14,095	$44,477

Termination Income

Included in rental revenue above is approximately $0.3 million of termination income for the nine months ended September 30, 2012 related to one tenant.

Real Estate Operating Expenses

Real estate operating expenses from our Properties Acquired Portfolio increased approximately $18.5 million for the nine months ended September 30, 2012 compared to 2011, as detailed below:

Property	Date Acquired	Real Estate Operating Expenses for the nine months ended September 30,
		2012	2011	Change
		(in thousands)
Bay Colony Corporate Center	February 1, 2011	$9,647	$8,752	$895
2440 West El Camino Real	November 22, 2011	1,864	—	1,864
453 Ravendale Drive	March 1, 2012	114	—	114
100 Federal Street	March 13, 2012	15,588	—	15,588

Total		$27,213	$8,752	$18,461

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Acquired Portfolio increased by approximately $16.7 million for the nine months ended September 30, 2012 compared to 2011 as a result of the acquisition of properties after September 30, 2011, as well as the additional depreciation expense incurred for the nine months ended September 30, 2012 associated with Bay Colony Corporate Center that was acquired on February 1, 2011 and, as a result, was not recognizing depreciation expense for the full nine months ended September 30, 2011.

Properties Placed In-Service Portfolio

At September 30, 2012, we had six additional properties totaling approximately 2,290,000 square feet that were placed in-service or partially placed in-service between January 1, 2011 and September 30, 2012.

Rental Revenue

Rental revenue from our Properties Placed In-Service Portfolio increased approximately $41.4 million for the nine months ended September 30, 2012 compared to 2011, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Rental Revenue for the nine months ended September 30,
			2012	2011	Change
			(in thousands)
2200 Pennsylvania Avenue	First Quarter, 2011	Third Quarter, 2011	$22,943	$10,620	$12,323
Residences on The Avenue	Second Quarter, 2011	Third Quarter, 2011	12,122	2,745	9,377
The Lofts at Atlantic Wharf	Third Quarter, 2011	Third Quarter, 2011	2,891	284	2,607
Atlantic Wharf—Office	First Quarter, 2011	Fourth Quarter, 2011	36,614	25,389	11,225
510 Madison Avenue	Second Quarter, 2011	Second Quarter, 2012	14,194	3,666	10,528
One Patriots Park (formerly known as 12310 Sunrise Valley Drive)	Second Quarter, 2012	Second Quarter, 2012	3,486	8,114	(4,628)

Total			$92,250	$50,818	$41,432

Termination Income

Included in rental revenue above is approximately $2.6 million of termination income for the nine months ended September 30, 2011 related to lease amendments we signed on July 1, 2011 with the existing tenant at our three-building complex on Sunrise Valley Drive in Reston, Virginia. Under the agreements, the existing tenant terminated early its leases for approximately 523,000 square feet at the complex and was responsible for certain payments to us aggregating approximately $14.8 million. During the nine months ended September 30, 2011, we recognized approximately $7.9 million of termination income related to these agreements, of which approximately $5.3 million is included within the Development or Redevelopment Portfolio. One of the three buildings, One Patriots Park (formerly known as 12310 Sunrise Valley Drive) has been redeveloped and placed back in-service and is being occupied by a new tenant.

Real Estate Operating Expenses

Real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $18.2 million for the nine months ended September 30, 2012 compared to 2011, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Real Estate Operating Expenses for the nine months ended September 30,
			2012	2011	Change
			(in thousands)
2200 Pennsylvania Avenue	First Quarter, 2011	Third Quarter, 2011	$13,681	$6,657	$7,024
Residences on The Avenue	Second Quarter, 2011	Third Quarter, 2011	6,896	2,871	4,025
The Lofts at Atlantic Wharf	Third Quarter, 2011	Third Quarter, 2011	1,247	270	977
Atlantic Wharf—Office	First Quarter, 2011	Fourth Quarter, 2011	11,392	7,416	3,976
510 Madison Avenue	Second Quarter, 2011	Second Quarter, 2012	4,287	1,910	2,377
One Patriots Park (formerly known as 12310 Sunrise Valley Drive)	Second Quarter, 2012	Second Quarter, 2012	856	1,003	(147)

Total			$38,359	$20,127	$18,232

Real estate operating expenses for 2200 Pennsylvania Avenue and the Residences on The Avenue include ground rent expense, which includes the non-cash straight-lining of the ground rent expense of approximately $8.3 million and $3.9 million, respectively, for the nine months ended September 30, 2012 and $3.9 million and $1.5 million, respectively, for the nine months ended September 30, 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Placed In-Service Portfolio decreased by approximately $4.4 million for the nine months ended September 30, 2012 compared to 2011. Approximately $18.2 million of the decrease in depreciation expense for One Patriots Park was the result of the acceleration of depreciation expense during the nine months ended September 30, 2011 in conjunction with the building being taken out of service for redevelopment. This decrease was partially offset by an increase of approximately $13.8 million in depreciation expense at the other buildings that were placed in-service.

Properties in Development or Redevelopment Portfolio

At September 30, 2012 and 2011, the Properties in Development or Redevelopment Portfolio consisted primarily of our 250 West 55th Street development project located in New York City and our Two Patriots Park (formerly known as 12300 Sunrise Valley Drive) property located in Reston, Virginia.

On February 6, 2009, we announced that we were suspending construction on our 989,000 square foot office project at 250 West 55th Street in New York City. During December 2009, we completed the construction of foundations and steel/deck to grade to facilitate a restart of construction in the future and as a result ceased interest capitalization on the project. During the nine months ended September 30, 2011, we recognized approximately $0.8 million of additional costs associated with the suspension and ongoing maintenance of the development project. On May 24, 2011, we signed a lease with the law firm of Morrison & Foerster LLP for approximately 184,000 square feet at 250 West 55th Street and construction of the project has resumed. As a result of our decision to resume development, in May 2011 we began interest capitalization and are no longer expensing costs associated with this project.

On July 1, 2011, we entered into lease amendments with the existing tenant at our three-building complex on Sunrise Valley Drive in Reston, Virginia, which will be redeveloped as the headquarters for the Defense Intelligence Agency. Under the agreements, the existing tenant terminated early its leases for approximately 523,000 square feet at the complex and was responsible for certain payments to us aggregating approximately $14.8 million. We recognized approximately $12.2 million of such termination income during 2011 with approximately $7.9 million being recognized during the nine months ended September 30, 2011, of which approximately $2.6 million is included within the Placed In-Service Portfolio. We recognized the remaining approximately $2.6 million during the nine months ended September 30, 2012. On January 3, 2012, we commenced the redevelopment of our Two Patriots Park property at the complex, which is expected to be completed during the second quarter of 2013. During the nine months ended September 30, 2011, this building had revenue, excluding the $5.3 million of termination income, of approximately $7.9 million and operating expenses of approximately $1.4 million. During the nine months ended September 30, 2012, excluding termination income, this building had de minimis revenue and operating expenses. In addition, the decrease in depreciation of approximately $10.9 million is the result of the acceleration of depreciation expense during the nine months ended September 30, 2011 in conjunction with the redevelopment of this building.

Other Operating Income and Expense Items

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property increased by approximately $1.8 million for the nine months ended September 30, 2012 compared to 2011. We expect our hotel net operating income for fiscal 2013 to be between $10 million and $11 million.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the nine months ended September 30, 2012 and 2011.

	2012	2011	Percentage Change
Occupancy	81.7%	79.8%	2.4%
Average daily rate	$221.31	$203.54	8.7%
Revenue per available room, REVPAR	$180.78	$162.36	11.3%

Development and Management Services

Development and management services income increased approximately $1.0 million for the nine months ended September 30, 2012 compared to 2011. The increase was primarily due to an increase in development fee income of approximately $2.8 million partially offset by a decrease in management fee income of approximately $1.8 million. The increase in development fees is primarily due to an increase in fees associated with tenant improvement project management. The decrease in management fees is due to a decrease in leasing fees earned from our joint venture properties. We expect fee income for fiscal 2013 to be between $24 million and $30 million.

General and Administrative

General and administrative expenses increased approximately $6.2 million for the nine months ended September 30, 2012 compared to 2011. We recognized approximately $4.5 million of expense during the first quarter of 2012 in connection with the resignation or E. Mitchell Norville, Boston Properties, Inc.’s Chief Operating Officer, on February 29, 2012. This increase was partially offset by the acceleration of the remaining unrecognized compensation expense totaling approximately $4.3 million associated with the termination of the 2008 OPP Awards during the first quarter of 2011, which did not recur in 2012. The remaining increase was primarily due to (1) an approximately $2.5 million increase related to the issuance of the 2012 OPP Awards and non-qualified stock options, (2) an approximately $1.4 million increase in the value of our deferred compensation plan, (3) an approximately $0.6 million increase in taxes, (4) an approximately $0.5 million increase in professional fees and (5) an approximately $1.0 million increase in other general and administrative expenses, which includes compensation expense. Refer to Note 12 of the Consolidated Financial Statements for additional information regarding Mr. Norville’s resignation and the issuance of the 2012 OPP Awards and non-qualified stock options. We expect general and administrative expense for fiscal 2013 to be between $83 million and $86 million.

Wages directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Capitalized wages for the nine months ended September 30, 2012 and 2011 were approximately $8.8 million and $8.2 million, respectively. These costs are not included in the general and administrative expenses discussed above.

Transaction Costs

During the nine months ended September 30, 2012 we incurred approximately $3.3 million of transaction costs of which approximately $0.6 million related to the acquisition of 680 Folsom Street in San Francisco, California, approximately $0.5 million related to the acquisition of Fountain Square in Reston, Virginia, approximately $0.6 million related to the acquisition of 100 Federal Street in Boston, Massachusetts and $1.6 million related to the pursuit of other transactions. During the nine months ended September 30, 2011, we incurred approximately $1.9 million of transaction pursuit costs.

Other Income and Expense Items

Income from Unconsolidated Joint Ventures

For the nine months ended September 30, 2012 compared to 2011, income from unconsolidated joint ventures increased by approximately $13.9 million. On May 14, 2012, an unconsolidated joint venture in which we have a 60% interest entered into a lease termination agreement with an existing tenant at the General Motors Building in New York City. Under the agreement, the tenant terminated early its lease for approximately 36,000 square feet at the building and is responsible for certain payments to the unconsolidated joint venture aggregating approximately $28.4 million through May 1, 2014 (of which our share is approximately $17.0 million). As a result of the termination, we recognized termination income totaling approximately $11.8 million (which is net of the write-off of the accrued straight-line rent balance) during the nine months ended September 30, 2012. In addition, excluding the above termination, our unconsolidated joint ventures contributed approximately $2.1 million of the increase. Refer to Note 4 of the Consolidated Financial Statements for additional details regarding the operating results of our unconsolidated joint ventures. For fiscal 2013 we expect a decrease in income from unconsolidated joint ventures of $20 million to $30 million (our share) compared to fiscal 2012 due to $15 million of termination income and rental income from a retail tenant at the General Motors Building in New York City where we expect no income during 2013 and $5 million to $15 million (our share) decline in revenues from 540 Madison Avenue and 125 West 55th Street due to lease expirations. These decreases are offset by the completion of 500 North Capitol Street in Washington, DC.

Interest and Other Income

Interest and other income increased approximately $3.9 million for the nine months ended September 30, 2012 compared to 2011. Interest income for the nine months ended September 30, 2012 compared to 2011 increased approximately $0.7 million due to an increase in the average cash balance partially offset by overall lower interest rates. The average daily cash balances for the nine months ended September 30, 2012 and September 30, 2011 were approximately $1.2 billion and $0.9 billion, respectively.

Other income for the nine months ended September 30, 2012 compared to 2011 increased by approximately $3.2 million of which approximately $2.9 million related to the sale of historic tax credits and $1.1 million was related to an insurance claim that we received during 2012. On October 20, 2010, we closed a transaction with a financial institution (the “HTC Investor”) related to the historic rehabilitation of the residential component of our Atlantic Wharf development in Boston, Massachusetts (the “residential project”). The HTC Investor has contributed an aggregate of approximately $15 million to the project. As part of its contribution, the HTC Investor will receive substantially all of the benefits derived from the tax credits. Beginning in July 2012 to July 2016, we recognized and will recognize the cash received as revenue over the five year tax credit recapture period as defined in the Internal Revenue Code. During the nine months ended September 30, 2012, we recognized approximately $2.9 million of the $15 million that the HTC Investor had contributed to us.

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

Gains (Losses) from Investments in Securities

Gains (losses) from investments in securities for the nine months ended September 30, 2012 and 2011 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for Boston Properties, Inc.’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to our officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the nine months ended September 30, 2012 and 2011, we recognized gains (losses) of approximately $1.2 million and $(0.5) million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $1.1 million and $(0.3) million during the nine months ended September 30, 2012 and 2011, respectively, as a result of increases (decreases) in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.

Losses from Early Extinguishments of Debt

On September 4, 2012, we used available cash to repay the mortgage loan collateralized by our Sumner Square property located in Washington, DC totaling approximately $23.2 million. The mortgage financing bore interest at a fixed rate of 7.35% per annum and was scheduled to mature on September 1, 2013. We recognized a loss on early extinguishment of debt totaling approximately $0.3 million, which included a prepayment penalty totaling approximately $0.2 million associated with the early repayment.

On August 24, 2012, we used available cash to redeem the remaining $225.0 million in aggregate principal amount of our 6.25% senior notes due 2013. The redemption price was determined in accordance with the applicable indenture and totaled approximately $231.6 million. The redemption price included approximately $1.5 million of accrued and unpaid interest to, but not including, the redemption date. Excluding such accrued and unpaid interest, the redemption price was approximately 102.25% of the principal amount being redeemed. We recognized a loss on early extinguishment of debt totaling approximately $5.2 million, which amount included the payment of the redemption premium totaling approximately $5.1 million.

On April 2, 2012, we used available cash to repay the mortgage loan collateralized by our One Freedom Square property located in Reston, Virginia totaling $65.1 million. The mortgage financing bore interest at a fixed rate of 7.75% per annum and was scheduled to mature on June 30, 2012. There was no prepayment penalty. We recognized a gain on early extinguishment of debt totaling approximately $0.3 million related to the acceleration of the remaining balance of the historical fair value debt adjustment, which was the result of purchase accounting.

On March 12, 2012, we used available cash to repay the mortgage loan collateralized by our Bay Colony Corporate Center property located in Waltham, Massachusetts totaling $143.9 million. The mortgage financing bore interest at a fixed rate of 6.53% per annum and was scheduled to mature on June 11, 2012. There was no prepayment penalty. We recognized a gain on early extinguishment of debt totaling approximately $0.9 million related to the acceleration of the remaining balance of the historical fair value debt adjustment, which was the result of purchase accounting.

In connection with the repurchase and redemption in February 2012 of our 2.875% Exchangeable Senior Notes due 2037, we recognized a loss on early extinguishment of debt of approximately $0.1 million related to the expensing of transaction related costs.

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $19.9 million for the nine months ended September 30, 2012 compared to 2011 as detailed below:

Component	Change in interest expense for the nine months ended September 30, 2012 compared to September 30, 2011
(in thousands)
Increases to interest expense due to:
Issuance of $850 million in aggregate principal of 3.700% senior notes due 2018 on November 10, 2011	$23,777
New mortgage/properties placed in-service financings	22,002
Issuance of $1.0 billion in aggregate principal of 3.850% senior notes due 2023 on June 11, 2012	11,834
Decrease in capitalized interest due to properties being placed in-service	4,791
Other interest expense (excluding senior notes) partially offset by principal amortization of continuing debt	547

Total increases to interest expense	$62,951
Decreases to interest expense due to:
Repayment of mortgage financings	$(19,210)
Repurchases/redemption of $576.2 million in aggregate principal of 2.875% exchangeable senior notes due 2037	(12,982)
Interest expense associated with the adjustment for the equity component allocation of our unsecured exchangeable debt	(6,962)
Redemption of $225.0 million in aggregate principal of 6.25% unsecured senior notes due 2013	(2,598)
Interest on our Unsecured Line of Credit	(1,256)

Total decreases to interest expense	$(43,008)

Total change in interest expense	$19,943

The following properties are included in the new mortgages/properties placed in-service financings line item: 601 Lexington Avenue and 680 Folsom Street. The following properties are included in the repayment of mortgage financings line item: 601 Lexington Avenue, Reservoir Place, Atlantic Wharf, 510 Madison Avenue, Bay Colony Corporate Center, One Freedom Square and Sumner Square. As properties are placed in-service, we cease capitalizing interest and interest is then expensed.

Interest expense directly related to the development of rental properties is not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Interest capitalized for the nine months ended September 30, 2012 and 2011 was approximately $31.4 million and $36.2 million, respectively. These costs are not included in the interest expense referenced above.

We anticipate net interest expense for 2013 will be $385 million to $395 million. This estimate assumes $55 million to $65 million of capitalized interest. We project that debts maturing in 2013 will be refinanced for their maturing principal amount at current long term interest rates. This estimate assumes that we will not incur any additional indebtedness, make additional prepayments or repurchase of existing indebtedness, and that there will not be any fluctuations in interest rates or any changes in our development activity.

At September 30, 2012, our variable rate debt consisted of our $750.0 million Unsecured Line of Credit and our construction loan at 680 Folsom Street. For a summary of our consolidated debt as of September 30, 2012 and September 30, 2011 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Comparison of the three months ended September 30, 2012 to the three months ended September 30, 2011.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 129 properties totaling approximately 32.7 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to July 1, 2011 and owned and in service through September 30, 2012. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after July 1, 2011 or disposed of on or prior to September 30, 2012. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended September 30, 2012 and 2011 with respect to the properties which were placed in-service, acquired or in development or redevelopment.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Total Property Portfolio
(dollars in thousands)	2012	2011	Increase/ (Decrease)	% Change	2012	2011	2012	2011	2012	2011	2012	2011	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$400,781	$400,638	$143	0.04%	$19,037	$—	$32,744	$22,099	$—	$2,555	$452,562	$425,292	$27,270	6.41%
Termination Income	812	330	482	146.06%	147	—	—	2,591	—	5,267	959	8,188	(7,229)	(88.29)%

Total Rental Revenue	401,593	400,968	625	0.16%	19,184	—	32,744	24,690	—	7,822	453,521	433,480	20,041	4.62%

Real Estate Operating Expenses	147,335	142,475	4,860	3.41%	8,233	—	13,371	10,853	—	448	168,939	153,776	15,163	9.86%

Net Operating Income, excluding hotel	254,258	258,493	(4,235)	(1.64)%	10,951	—	19,373	13,837	—	7,374	284,582	279,704	4,878	1.74%

Hotel Net Operating Income(1)	2,473	2,013	460	22.85%	—	—	—	—	—	—	2,473	2,013	460	22.85%

Consolidated Net Operating Income(1)	256,731	260,506	(3,775)	(1.45)%	10,951	—	19,373	13,837	—	7,374	287,055	281,717	5,338	1.89%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	—	—	8,024	8,178	(154)	(1.88)%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	19,757	16,917	2,840	16.79%
Transaction costs	—	—	—	—	—	—	—	—	—	—	1,140	474	666	140.51%
Depreciation and amortization	92,420	93,203	(783)	(0.84)%	7,437	—	9,459	7,912	—	5,503	109,316	106,618	2,698	2.53%

Total Other Expenses	92,420	93,203	(783)	(0.84)%	7,437	—	9,459	7,912	—	5,503	130,213	124,009	6,204	5.00%

Operating Income	164,311	167,303	(2,992)	(1.79)%	3,514	—	9,914	5,925	—	1,871	164,866	165,886	(1,020)	(0.61)%
Other Income:
Income from unconsolidated joint ventures											9,217	11,326	(2,109)	(18.62)%
Interest and other income											4,001	1,252	2,749	219.57%
Gains (losses) from investments in securities											587	(860)	1,447	168.26%
Other Expenses:
Losses from early extinguishments of debt											5,494	—	5,494	100.00%
Interest expense											105,030	95,117	9,913	10.42%

Income from continuing operations											68,147	82,487	(14,340)	(17.38)%
Discontinued operations:
Income from discontinued operations											—	20	(20)	(100.00)%

Net income											$68,147	$82,507	$(14,360)	(17.40)%
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships											(458)	(86)	(372)	(432.56)%
Noncontrolling interest—redeemable preferred units											(874)	(832)	(42)	(5.05)%

Net Income attributable to Boston Properties Limited Partnership											$66,815	$81,589	$(14,774)	(18.11)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 43. Hotel Net Operating Income for the three months ended September 30, 2012 and 2011 are comprised of Hotel Revenue of $9,359 and $8,045 less Hotel Expenses of $6,886 and $6,032, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio, which includes our one Same Property residential property, increased approximately $0.1 million for the three months ended September 30, 2012 compared to 2011. The increase was primarily the result of an increase of approximately $0.6 million in revenue from our leases and an increase in parking and other revenue of approximately $0.9 million, which was mainly due to an increase in transient parking, partially offset by a decrease in other recoveries of approximately $1.4 million. Excluding our residential property, rental revenue from our leases decreased approximately $0.1 million as the result of our average revenue increasing by approximately $0.04 per square foot, contributing approximately $0.3 million, offset by an approximately $0.4 million decrease due to a decline in average occupancy from 91.5% to 91.3%.

Termination Income

Termination income increased by approximately $0.5 million for the three months ended September 30, 2012 compared to 2011.

Termination income for the three months ended September 30, 2012 related to nine tenants across the Same Property Portfolio and totaled approximately $0.8 million, of which approximately $0.4 million was related to a restoration obligation for a tenant whose lease had expired.

Termination income for the three months ended September 30, 2011 related to five tenants across the Same Property Portfolio and totaled approximately $0.3 million.

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio, which includes our one Same Property residential property, increased approximately $4.9 million for the three months ended September 30, 2012 compared to 2011 due primarily to (1) an increase of approximately $4.0 million, or 6.4%, in real estate taxes, which was primarily in our Boston, New York and Washington, DC regions and (2) an increase of approximately $2.2 million, or 4.1% in other operating expenses, partially offset by an approximately $1.3 million decrease in utilities expense.

Residential Net Operating Income

Net operating income for the The Lofts at Atlantic Wharf increased by approximately $0.5 million for the three months ended September 30, 2012 compared to 2011.

The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf for the three months ended September 30, 2012 and 2011.

	2012	2011	Percentage Change
Physical Occupancy	95.4%	55.8%	71.0%
Economic Occupancy	94.7%	41.2%	129.9%
Average Rental Rate	$3,654	$3,439	6.3%
Average Rental Rate Per Occupied Square Foot	$4.13	$4.31	(4.2)%

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio decreased approximately $0.8 million for the three months ended September 30, 2012 compared to 2011 due primarily to two large tenant lease expirations during 2011 and earlier in 2012 in our Washington, DC and Boston regions, which did not recur during the three months ended September 30, 2012.

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

Rental Revenue

Rental revenue from our Properties Acquired Portfolio increased approximately $19.2 million for the three months ended September 30, 2012 compared to 2011, as detailed below:

Property	Date Acquired	Rental Revenue for the three months ended September 30,
		2012	2011	Change
		(in thousands)
2440 West El Camino Real	November 22, 2011	$2,159	$—	$2,159
453 Ravendale Drive	March 1, 2012	148	—	148
100 Federal Street	March 13, 2012	16,877	—	16,877

Total		$19,184	$—	$19,184

Termination Income

Included in rental revenue above is approximately $0.1 million of termination income for the three months ended September 30, 2012 related to one tenant.

Real Estate Operating Expenses

Real estate operating expenses from our Properties Acquired Portfolio increased approximately $8.2 million for the three months ended September 30, 2012 compared to 2011, as detailed below:

Property	Date Acquired	Real Estate Operating Expenses for the three months ended September 30,
		2012	2011	Change
		(in thousands)
2440 West El Camino Real	November 22, 2011	$675	$—	$675
453 Ravendale Drive	March 1, 2012	52	—	52
100 Federal Street	March 13, 2012	7,506	—	7,506

Total		$8,233	$—	$8,233

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Acquired Portfolio increased by approximately $7.4 million for the three months ended September 30, 2012 compared to 2011 as a result of the acquisition of properties after September 30, 2011.

Properties Placed In-Service Portfolio

At September 30, 2012, we had five additional properties totaling approximately 2,203,000 square feet that were placed in-service or partially placed in-service between July 1, 2011 and September 30, 2012.

Rental Revenue

Rental revenue from our Properties Placed In-Service Portfolio increased approximately $8.1 million for the three months ended September 30, 2012 compared to 2011, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Rental Revenue for the three months ended September 30,
			2012	2011	Change
			(in thousands)
2200 Pennsylvania Avenue	First Quarter, 2011	Third Quarter, 2011	$7,933	$6,682	$1,251
Residences on The Avenue	Second Quarter, 2011	Third Quarter, 2011	4,501	2,169	2,332
Atlantic Wharf—Office	First Quarter, 2011	Fourth Quarter, 2011	12,852	10,772	2,080
510 Madison Avenue	Second Quarter, 2011	Second Quarter, 2012	5,330	2,406	2,924
One Patriots Park (formerly known as 12310 Sunrise Valley Drive)	Second Quarter, 2012	Second Quarter, 2012	2,128	2,661	(533)

Total			$32,744	$24,690	$8,054

Termination Income

Included in rental revenue above is approximately $2.6 million of termination income for the three months ended September 30, 2011 related to lease amendments we signed on July 1, 2011 with the existing tenant at our three-building complex on Sunrise Valley Drive in Reston, Virginia. Under the agreements, the existing tenant terminated early its leases for approximately 523,000 square feet at the complex and was responsible for certain payments to us aggregating approximately $14.8 million. During the three months ended September 30, 2011, we recognized approximately $7.9 million of termination income related to these agreements, of which approximately $5.3 million is included within the Development or Redevelopment Portfolio. One of the three building, One Patriots Park (formerly known as 12310 Sunrise Valley Drive) has been redeveloped and placed back in-service and is being occupied by a new tenant.

Real Estate Operating Expenses

Real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $2.5 million for the three months ended September 30, 2012 compared to 2011, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Real Estate Operating Expenses for the three months ended September 30,
			2012	2011	Change
			(in thousands)
2200 Pennsylvania Avenue	First Quarter, 2011	Third Quarter, 2011	$4,476	$4,038	$438
Residences on The Avenue	Second Quarter, 2011	Third Quarter, 2011	2,364	2,148	216
Atlantic Wharf—Office	First Quarter, 2011	Fourth Quarter, 2011	4,251	3,333	918
510 Madison Avenue	Second Quarter, 2011	Second Quarter, 2012	1,726	1,302	424
One Patriots Park (formerly known as 12310 Sunrise Valley Drive)	Second Quarter, 2012	Second Quarter, 2012	554	32	522

Total			$13,371	$10,853	$2,518

Real estate operating expenses for 2200 Pennsylvania Avenue and the Residences on The Avenue include ground rent expense, which includes the non-cash straight-lining of the ground rent expense of approximately $2.8 million and $1.3 million, respectively, for the three months ended September 30, 2012 and $2.6 million and $1.2 million, respectively, for the three months ended September 30, 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Placed In-Service Portfolio increased by approximately $1.5 million for the three months ended September 30, 2012 compared to 2011. This increase was the result of an approximately $3.6 million increase in depreciation expense at our other buildings that were placed in-service partially offset by an approximately $2.1 million decrease in depreciation expense for One Patriots Park as the result of the acceleration of depreciation expense during the three months ended September 30, 2011 in conjunction with the building being taken out of service for redevelopment.

Properties in Development or Redevelopment Portfolio

At September 30, 2012 and 2011, the Properties in Development or Redevelopment Portfolio consisted primarily of our Two Patriots Park (formerly known as 12300 Sunrise Valley Drive) property located in Reston, Virginia.

On January 3, 2012, we commenced the redevelopment of our Two Patriots Park property at the complex, which is expected to be completed during the second quarter of 2013. During the three months ended September 30, 2011, this building had revenue of approximately $7.8 million, which included approximately $5.3 million of termination income and operating expenses of approximately $0.5 million. The termination income related to lease amendments we signed on July 1, 2011 with the existing tenant. Under the agreements, the existing tenant terminated early its lease for approximately 523,000 square feet at the complex and was responsible for certain payments to us aggregating approximately $14.8 million. During the three months ended September 30, 2011, we recognized approximately $7.9 million of termination income related to these agreements, of which approximately $2.6 million is included within the Placed in Service Portfolio. As the building is currently under redevelopment, it did not have any operating results for the three months ended September 30, 2012. In addition, the decrease in depreciation of approximately $5.5 million is the result of the acceleration of depreciation expense during the three months ended September 30, 2011 in conjunction with the redevelopment of this building.

Other Operating Income and Expense Items

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property increased by approximately $0.5 million for the three months ended September 30, 2012 compared to 2011.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the three months ended September 30, 2012 and 2011.

	2012	2011	Percentage Change
Occupancy	84.3%	84.6%	(0.4)%
Average daily rate	$234.18	$207.86	12.7%
Revenue per available room, REVPAR	$197.32	$175.85	12.2%

Development and Management Services

Development and management services income decreased approximately $0.2 million for the three months ended September 30, 2012 compared to 2011. The decrease was primarily due to a decrease in management fee income of approximately $0.5 million partially offset by an increase in development fee income of approximately

$0.3 million. The decrease in management fees is due primarily to a decrease in management fees earned from our joint venture properties. The increase in development fees is primarily due to an increase in fees associated with tenant improvement project management partially offset by a decrease in the development fees related to development projects that we were working on in our Boston region.

General and Administrative

General and administrative expenses increased approximately $2.8 million for the three months ended September 30, 2012 compared to 2011. The increase was due primarily to an increase in compensation expense of approximately $2.9 million partially offset by an approximately $0.1 million decrease in other general and administrative expenses. The increase in compensation expenses is due to (1) an approximately $1.4 million increase in the value of our deferred compensation, (2) an approximately $0.8 million increase related to the issuance of the 2012 OPP Awards and non-qualified stock options and (3) an increase of approximately $0.7 million in other compensation related expenses.

Wages directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Capitalized wages for the three months ended September 30, 2012 and 2011 were approximately $2.8 million and $2.7 million, respectively. These costs are not included in the general and administrative expenses discussed above.

Transaction Costs

During the three months ended September 30, 2012 we incurred approximately $1.1 million of transaction costs of which approximately $0.6 million related to the acquisition of 680 Folsom Street in San Fransisco, California and approximately $0.5 million related to the acquisition of Fountain Square in Reston, Virginia. During the three months ended September 30, 2011, we incurred approximately $0.5 million of transaction pursuit costs.

Other Income and Expense Items

Income from Unconsolidated Joint Ventures

For the three months ended September 30, 2012 compared to 2011, income from unconsolidated joint ventures decreased by approximately $2.1 million of which approximately $3.9 million of the decrease was due to a decrease in net operating income from the General Motors building due to lease terminations which occurred in 2011 and earlier in 2012, partially offset by an increase of which approximately $1.8 million came from our other unconsolidated joint ventures.

Interest and Other Income

Interest and other income increased approximately $2.7 million for the three months ended September 30, 2012 compared to 2011. During the three months ended September 30, 2012 compared to 2011, interest income decreased by approximately $0.2 million. During the three months ended September 30, 2012 compared to 2011, other income increased by approximately $2.9 million. On October 20, 2010, we closed a transaction with the HTC Investor related to the historic rehabilitation of the residential component of our Atlantic Wharf development in Boston, Massachusetts. The HTC Investor has contributed an aggregate of approximately $15 million to the project. As part of its contribution, the HTC Investor will receive substantially all of the benefits derived from the tax credits. Beginning in July 2012 to July 2016, we recognized and will recognize the cash received as revenue over the five year tax credit recapture period as defined in the Internal Revenue Code. During the three months ended September 30, 2012, we recognized approximately $2.9 million of the $15 million that the HTC Investor had contributed to us.

Gains (losses) from Investments in Securities

Gains (losses) from investments in securities for the three months ended September 30, 2012 and 2011 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for Boston Properties, Inc.’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to our officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the three months ended September 30, 2012 and 2011, we recognized gains (losses) of approximately $0.6 million and $(0.9) million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately$0.6 million and $(0.8) million during the three months ended September 30, 2012 and 2011, respectively, as a result of increases (decreases) in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.

Losses from Early Extinguishments of Debt

On September 4, 2012, we used available cash to repay the mortgage loan collateralized by our Sumner Square property located in Washington, DC totaling approximately $23.2 million. The mortgage financing bore interest at a fixed rate of 7.35% per annum and was scheduled to mature on September 1, 2013. We recognized a loss on early extinguishment of debt totaling approximately $0.3 million, which included a prepayment penalty totaling approximately $0.2 million associated with the early repayment.

On August 24, 2012, we used available cash to redeem the remaining $225.0 million in aggregate principal amount of our 6.25% senior notes due 2013. The redemption price was determined in accordance with the applicable indenture and totaled approximately $231.6 million. The redemption price included approximately $1.5 million of accrued and unpaid interest to, but not including, the redemption date. Excluding such accrued and unpaid interest, the redemption price was approximately 102.25% of the principal amount being redeemed. We recognized a loss on early extinguishment of debt totaling approximately $5.2 million, which amount included the payment of the redemption premium totaling approximately $5.1 million.

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $9.9 million for the three months ended September 30, 2012 compared to 2011 as detailed below:

Component	Change in interest expense for the three months ended September 30, 2012 compared to September 30, 2011
(in thousands)
Increases to interest expense due to:
Issuance of $1.0 billion in aggregate principal of 3.850% senior notes due 2023 on June 11, 2012	$9,678
New mortgage/properties placed in-service financings	8,732
Issuance of $850 million in aggregate principal of 3.700% senior notes due 2018 on November 10, 2011	7,926
Decrease in capitalized interest due to properties being placed in-service	2,873
Other interest expense (excluding senior notes) partially offset by principal amortization of continuing debt	70

Total increases to interest expense	$29,279

Decreases to interest expense due to:
Repayment of mortgage financings	$(7,586)
Repurchases/redemption of $576.2 million in aggregate principal of 2.875% exchangeable senior notes due 2037	(5,351)
Interest expense associated with the adjustment for the equity component allocation of our unsecured exchangeable debt	(2,883)
Redemption of $225.0 million in aggregate principal of 6.25% senior notes due 2013	(2,600)
Interest on our Unsecured Line of Credit	(946)

Total decreases to interest expense	$(19,366)

Total change in interest expense	$9,913

The following properties are included in the new mortgages/properties placed in-service financings line item: 601 Lexington Avenue and 680 Folsom Street. The following properties are included in the repayment of mortgage financings line item: 601 Lexington Avenue, Reservoir Place, Atlantic Wharf, 510 Madison Avenue, Bay Colony Corporate Center, One Freedom Square and Sumner Square. As properties are placed in-service, we cease capitalizing interest and interest is then expensed.

Interest expense directly related to the development of rental properties is not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Interest capitalized for the three months ended September 30, 2012 and 2011 was approximately $10.1 million and $13.0 million, respectively. These costs are not included in the interest expense referenced above.

At September 30, 2012, our variable rate debt consisted of our $750.0 million Unsecured Line of Credit and our construction loan at 680 Folsom Street. For a summary of our consolidated debt as of September 30, 2012 and September 30, 2011 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The following table presents information on properties under construction as of September 30, 2012 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Square feet	Investment to Date (1)	Estimated Total Investment (1)	Percentage Leased (2)

Office

Annapolis Junction Building Six (50% ownership)(3)	Third Quarter, 2013	Annapolis, MD	1	120,000	$11,239	$14,000	49%

500 North Capitol Street, NW (30% ownership)(3)	Fourth Quarter, 2013	Washington, DC	1	232,000	28,684	36,540	82%

Two Patriots Park (formerly known as 12300 Sunrise Valley Drive)(4)	Second Quarter, 2013	Reston, VA	1	255,951	42,555	64,000	100%

Seventeen Cambridge Center	Third Quarter, 2013	Cambridge, MA	1	195,191	46,266	86,300	100%

Cambridge Center Connector(5)	Third Quarter, 2013	Cambridge, MA	—	42,500	2,470	24,600	100%

680 Folsom Street(3)	Third Quarter, 2015	San Fransisco, CA	2	522,000	163,693	340,000	85%

250 West 55th Street(6)	Fourth Quarter, 2015	New York, NY	1	989,000	690,211	1,050,000	21%

Total Office Properties under Construction			7	2,356,642	$985,118	$1,615,440	59%

Residential

The Avant at Reston Town Center (359 units)	Fourth Quarter, 2015	Reston, VA	1	355,668	$47,360	$137,250	N/A

Total Properties under Construction			8	2,712,310	$1,032,478	$1,752,690	59%

(1)	Represents our share. Includes net revenue during lease up period, acquisition expenses and approximately $60.6 million of construction cost and leasing commission accruals.
(2)	Represents percentage leased as of November 2, 2012, includes leases with future commencement dates and excludes residential space.
(3)	This development project has a construction loan.
(4)	Project costs include the incremental costs related to redevelopment and excludes original investment in the asset.
(5)	This project is part of a lease expansion and extension for a tenant at Cambridge Center.
(6)	Investment to Date excludes approximately $24.8 million of costs that were expensed in prior periods in connection with the suspension of development activities. Estimated Total Investment includes approximately $230 million of interest capitalization.

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

Since January 1, 2012, Boston Properties, Inc. issued an aggregate of 2,347,500 shares of its common stock under its “at the market” (“ATM”) stock offering program for gross proceeds of approximately $249.8 million and net proceeds of approximately $247.2 million. Boston Properties, Inc. contributed the net proceeds from such sales to us in exchange for a number of OP Units equal to the number of shares issued. Boston Properties, Inc.’s ATM stock offering program provides it with the ability to sell from time to time up to an aggregate of $600.0 million of its common stock through sales agents for a three-year period. As of November 2, 2012, approximately $305.3 million remained available for issuance under this ATM program. We intend to use the net proceeds from the sales for general business purposes, which may include investment opportunities and debt reduction. Pending such uses, we may invest the net proceeds in short-term, interest-bearing securities.

On August 29, 2012, in connection with our acquisition of 680 Folsom Street, we issued 1,588,100 Series Four Preferred Units having a per unit liquidation preference of $50 and the right to receive quarterly distributions of $0.25 per unit for an aggregate value of approximately $79.4 million. An aggregate of 366,573 of such units were redeemed on August 31, 2012.

Since January 1, 2012, we repurchased and redeemed the remaining $576.2 million of our 2.875% exchangeable senior notes due 2037. In addition, we repaid an aggregate of $209.0 million of secured debt. After completing these transactions, we have satisfied all of our 2012 debt maturities. In anticipation of funding our capital commitments for development and repayment of debt through 2013 we issued $1.0 billion of senior unsecured notes due 2023 at an effective yield of 3.954%. On August 24, 2012, we redeemed the remaining $225 million of 6.25% senior notes due 2013 and on September 4, 2012 we repaid our approximately $23 million mortgage loan secured by our Sumner Square property located in Washington, DC, which was scheduled to mature on September 1, 2013. After these repayments we have secured and unsecured debt maturities in 2013 aggregating approximately $646 million, of which our share is approximately $592 million, which will need to be redeemed, repaid or refinanced. The completion of our properties under construction through late 2015 has remaining costs to fund of $720 million and is expected to be fully funded by cash and available draws from construction loans. We believe that our liquidity, including available cash as of November 2, 2012 of approximately $1.0 billion, and the approximately $740 million available under our Unsecured Line of Credit, provide sufficient capacity to meet our debt obligations and fund our remaining equity capital requirements on existing development projects and pursue attractive additional investment opportunities. Given the relatively low interest rates currently available to us in the debt markets, we may seek to enhance our liquidity in the future, which may result in us carrying additional cash and cash equivalents pending our use of the proceeds. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase unsecured senior notes and unsecured exchangeable senior notes for cash in open market purchases or privately negotiated transactions, or both. We will evaluate any such potential transactions in light of then-existing market conditions, taking into account the trading prices of the notes, our current liquidity and prospects for future access to capital.

REIT Tax Distribution Considerations

Distributions

A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. Boston Properties, Inc.’s policy is to distribute at least 100% of its taxable income to avoid paying federal tax. On November 8, 2012, Boston Properties, Inc.’s Board of Directors increased our quarterly distribution from $0.55 per common unit to $0.65 per common unit. Refer to Note 14 of the Consolidated Financial Statements for additional detail regarding our quarterly distribution. Boston Properties, Inc.’s Board of Directors will continue to evaluate our distribution rate in light of its actual and projected taxable income, liquidity requirements and other circumstances, and there can be no assurance that the future distributions declared by Boston Properties, Inc.’s Board of Directors will not differ materially.

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

Cash and cash equivalents were approximately $1.2 billion and $1.1 billion at September 30, 2012 and 2011, respectively, representing an increase of approximately $0.1 billion. The following table sets forth changes in cash flows:

	Nine months ended September 30,
	2012	2011	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$463,686	$442,859	$20,827
Net cash used in investing activities	(1,020,112)	(30,402)	(989,710)
Net cash provided by (used in) financing activities	(43,567)	171,619	(215,186)

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

Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the nine months ended September 30, 2012 and 2011 consisted primarily of funding our development projects and the acquisition of Bay Colony Corporate Center, 100 Federal Street and 680 Folson Street, as detailed below:

	Nine months ended September 30,
	2012	2011
	(in thousands)
Acquisitions of real estate	$(688,073)	$(41,100)
Construction in progress	(238,627)	(205,580)
Building and other capital improvements	(32,159)	(29,406)
Tenant improvements	(108,100)	(50,400)
Proceeds from the sale of real estate	61,963	—
Proceeds from mortgage loan released from escrow	—	267,500
Proceeds from land transaction	—	43,887
Deposits on real estate	(15,000)	10,000
Issuance of notes receivable, net	(1,764)	(6,375)
Capital contributions to unconsolidated joint ventures	(367)	(17,867)
Capital distributions from unconsolidated joint ventures	3,057	—
Investments in securities, net	(1,042)	(1,061)

Net cash used in investing activities	$(1,020,112)	$(30,402)

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

•

On August 29, 2012, we acquired the development project located at 680 Folsom Street in San Francisco, California. The consideration paid by us to the seller consisted of approximately $62.2 million in cash.

•

Construction in progress for the nine months ended September 30, 2011 includes ongoing expenditures associated with our Atlantic Wharf Office, 2200 Pennsylvania Avenue, the Residences on The Avenue, 510 Madison Avenue and The Lofts at Atlantic Wharf developments, which were fully or partially placed in-service during the nine months ended September 30, 2011. In addition, for the nine months ended September 30, 2011, we also incurred costs associated with the continued development and redevelopment of 250 West 55th Street, Seventeen Cambridge Center and One Patriots Park. Construction in progress for the nine months ended September 30, 2012 includes expenditures associated with our 510 Madison Avenue and One Patriots Park developments, which were fully placed in-service during the nine months ended September 30, 2012. In addition, we incurred costs associated with the continued development and redevelopment of Two Patriots Park, Seventeen Cambridge Center, The Avant at Reston Town Center, the Cambridge Center Connector, 250 West 55th Street and 680 Folsom Street. The completion of our ongoing developments, including our share of our unconsolidated joint venture developments, through 2015 is expected to be fully funded by cash and available draws from construction loans. We estimate our future funding requirement to complete our developments, which includes our share of our unconsolidated joint venture developments, to be approximately $734 million.

•	Tenant improvement costs increased by approximately $57.7 million due to the start of large tenant projects in 2012.

•

On May 17, 2012, we completed the sale of our Bedford Business Park properties located in Bedford, Massachusetts for approximately $62.8 million in cash. Net cash proceeds totaled approximately $62.0 million.

•	Proceeds from mortgage loan released from escrow related to the release of the mortgage loan for 510 Madison Avenue, located in New York Cit, which had been secured by cash deposits.

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

Cash used by financing activities for the nine months ended September 30, 2012 totaled approximately $43.6 million. This consisted primarily of the repurchase / redemption of all of our outstanding 2.875% exchangeable senior notes due 2037, the redemption of our outstanding 6.25% senior notes due 2013, the payments of distributions to our unitholders and the repayment of mortgage notes payable, partially offset by the issuance of $1.0 billion of our 3.850% senior notes due 2023 and the net proceeds contributed to us by Boston Properties, Inc. following its issuance of shares under its ATM stock offering program. Future debt payments are discussed below under the heading “Capitalization-Debt Financing.”

Capitalization

At September 30, 2012, our total consolidated debt was approximately $8.7 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 5.19% (with a coupon/stated rate of 4.86%) and the weighted-average maturity was approximately 6.0 years.

Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $27.5 billion at September 30, 2012. Our total consolidated market capitalization was calculated using Boston Properties, Inc.’s September 30, 2012 closing stock price of $110.61 per common share and the following: (1) 167,357,678 outstanding common units of limited partnership interest (including 150,856,237 shares held by Boston Properties, Inc.), (2) an aggregate of 1,307,083 common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest, (3) an aggregate of 1,600,324 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, (4) 1,221,527 Series Four Preferred Units of partnership interest multiplied by the fixed liquidation preference of $50 per unit and (5) our consolidated debt totaling approximately $8.7 billion. The calculation of total consolidated market capitalization does not include 400,000 2011 OPP Units and 400,000 2012 OPP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. Our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, at September 30, 2012, represented approximately 31.41% of our total consolidated market capitalization. This percentage will fluctuate with changes in the market value of Boston Properties, Inc.’s common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the consolidated debt to total consolidated market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

For a discussion of our unconsolidated joint venture indebtedness, see “Liquidity and Capital Resources—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Debt Financing

As of September 30, 2012, we had approximately $8.7 billion of outstanding consolidated indebtedness, representing approximately 31.41% of our total consolidated market capitalization as calculated above consisting of approximately (1) $4.639 billion (net of discount) in publicly traded unsecured senior notes (excluding exchangeable senior notes) having a weighted-average interest rate of 4.74% per annum and maturities in 2015, 2018, 2019, 2020, 2021 and 2023; (2) $443.9 million (net of adjustment for the equity component allocation) of exchangeable senior notes having a GAAP interest rate of 5.958% per annum (an effective rate of 3.787% per annum, excluding the effect of the adjustment for the equity component allocation), an initial optional redemption date in 2013 and maturity in 2036; (3) $719.0 million (net of discount and the adjustment for the equity component allocation) of exchangeable senior notes having a GAAP interest rate of 6.555% per annum (an effective rate of 4.037%, excluding the effect of the adjustment for the equity component allocation) and maturing in 2014; and (4) $2.8 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 5.45% per annum and weighted-average term of 5.6 years. The table below summarizes our mortgage notes payable, our unsecured senior notes and our Unsecured Line of Credit at September 30, 2012 and September 30, 2011:

	2012	2011
	(Dollars in Thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable	$2,848,686	$3,129,034
Variable rate mortgage notes payable	—	50,000
Unsecured senior notes, net of discount	4,639,217	3,016,986
Unsecured exchangeable senior notes, net of discount and adjustment for the equity component allocation	1,162,955	1,754,343
Unsecured Line of Credit	—	—

Total	$8,650,858	$7,950,363

Percent of total debt:
Fixed rate	100.00%	99.37%
Variable rate	—	0.63%

Total	100.00%	100.00%

GAAP Weighted-average interest rate at end of period:
Fixed rate	5.19%	5.55%
Variable rate	—	2.78%

Total	5.19%	5.53%

Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	4.86%	5.12%
Variable rate	—	2.40%

Total	4.86%	5.10%

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

As of September 30, 2012, we had no borrowings and outstanding letters of credit totaling approximately $9.6 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $740.4 million. As of November 2, 2012, we had no borrowings and outstanding letters of credit totaling approximately $9.6 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $740.4 million.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of September 30, 2012 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
12 Year Unsecured Senior Notes	5.625%	5.693%	$300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015
10 Year Unsecured Senior Notes	5.875%	5.967%	700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
7 Year Unsecured Senior Notes	3.700%	3.853%	850,000	November 15, 2018
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023

Total principal			4,650,000
Net unamortized discount			(10,783)

Total			$4,639,217

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (or 25 basis points in the case of the $250 million of notes that mature on June 1, 2015, 40 basis points in the case of the $700 million of notes that mature on October 15, 2019 and 30 basis points in the case of the $700 million and $850 million of notes that mature on November 15, 2020 and May 15, 2021, respectively), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our unsecured senior notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of September 30, 2012, we believe we were in compliance with each of these financial restrictions and requirements.

Unsecured Exchangeable Senior Notes

The following summarizes the unsecured exchangeable senior notes outstanding as of September 30, 2012 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by Company	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A	February 15, 2014
3.750% Exchangeable Senior Notes	3.750%	3.787%	10.0066	(3)	450,000	May 18, 2013(4)	May 15, 2036

Total principal					1,197,500
Net unamortized discount					(2,012)
Adjustment for the equity component allocation, net of accumulated amortization					(32,533)

Total					$1,162,955

(1)	Yield on issuance date including the effects of discounts on the notes but excluding the effects of the adjustment for the equity component allocation.
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of Boston Properties, Inc.’s common stock). In addition, we entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions are expected to have the effect of increasing the effective exchange price to us of the notes from $117.58 to approximately $137.17 per share (subject to adjustment) representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of Boston Properties, Inc.’s common stock. The net cost of the capped call transactions was approximately $44.4 million. As of September 30, 2012, the effective exchange price was $134.77 per share.
(3)	In connection with the special distribution of $5.98 per share of Boston Properties, Inc.’s common stock declared on December 17, 2007, the exchange rate was adjusted from 9.3900 to 10.0066 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $99.93 per share of Boston Properties, Inc.’s common stock.
(4)	Holders may require us to repurchase the notes for cash on May 18, 2013 and on May 15 of 2016, 2021, 2026 and 2031 and at any time prior to their maturity upon a fundamental change, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the repurchase date.

Mortgage Notes Payable

The following represents the outstanding principal balances due under the mortgage notes payable at September 30, 2012:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
599 Lexington Avenue	5.57%	5.41%	$750,000	$—	$750,000	(2)(3)	March 1, 2017
601 Lexington Avenue	4.75%	4.79%	725,000	—	725,000		April 10, 2022
John Hancock Tower	5.68%	5.05%	640,500	16,953	657,453	(1)(3)(4)	January 6, 2017
Embarcadero Center Four	6.10%	7.02%	366,498	—	366,498	(5)	December 1, 2016
505 9th Street	5.73%	5.87%	124,222	—	124,222	(6)	November 1, 2017
New Dominion Tech Park, Bldg. Two	5.55%	5.58%	63,000	—	63,000	(3)	October 1, 2014
140 Kendrick Street	7.51%	5.25%	48,182	669	48,851	(1)	July 1, 2013
New Dominion Tech Park, Bldg. One	7.69%	7.84%	45,418	—	45,418		January 15, 2021
Kingstowne Two and Retail	5.99%	5.61%	35,211	445	35,656	(1)	January 1, 2016
Kingstowne One	5.96%	5.68%	17,230	45	17,275	(1)	May 5, 2013
University Place	6.94%	6.99%	15,313	—	15,313		August 1, 2021
680 Folsom Street	3.93%	3.98%	—	—	—	(3)(7)	May 30, 2015

Total			$2,830,574	$18,112	$2,848,686

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required to reflect loans at their fair values upon acquisition. All adjustments to reflect loans at their fair value upon acquisition are noted above.
(2)	On December 19, 2006, we terminated the forward-starting interest rate swap contracts related to this financing and received approximately $10.9 million, which amount is reducing our GAAP interest expense for this mortgage over the term of the financing, resulting in an effective interest rate of 5.41% per annum for the financing. The stated interest rate is 5.57% per annum.
(3)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(4)	In connection with the mortgage financing we have agreed to guarantee approximately $0.8 million related to our obligation to provide funds for certain tenant re-leasing costs.
(5)	On November 13, 2008, we closed on an eight-year, $375.0 million mortgage loan collateralized by this property. The mortgage loan bears interest at a fixed rate of 6.10% per annum. Under our interest rate hedging program, we are reclassifying into earnings over the eight-year term of the loan as an increase in interest expense approximately $26.4 million (approximately $3.3 million per year) of the amounts recorded on our Consolidated Balance Sheets within Accumulated Other Comprehensive Loss resulting in an effective interest rate of 7.02% per annum.
(6)	This property is owned by a consolidated joint venture in which we have a 50% interest.
(7)	The construction financing bears interest at a variable rate equal to LIBOR plus 3.70% per annum and matures on May 30, 2015 with two, one-year extension options, subject to certain conditions. In addition, we assumed an interest rate derivative which caps the one-month LIBOR index rate at a maximum of 3.00% per annum on a notional amount up to $170.0 million and with an expiration date of May 30, 2015.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

We have investments in twelve unconsolidated joint ventures (including our investment in the Value-Added Fund) with our effective ownership interests ranging from 25% to 60%. Nine of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At September 30, 2012, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $3.0 billion (of which our proportionate share is approximately $1.4 billion). The table below summarizes the outstanding debt of these joint venture properties at September 30, 2012. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
General Motors Building:
Secured 1st Mortgage	60%	5.95%	6.50%	$1,300,000	$(34,427)	$1,265,573	(1)(2)(3)	October 7, 2017
Mezzanine Loan	60%	6.02%	8.00%	306,000	(28,204)	277,796	(1)(2)(4)	October 7, 2017
Partner Loans	60%	11.00%	11.00%	450,000	—	450,000	(5)	June 9, 2017
125 West 55th Street	60%	6.09%	6.15%	200,689	—	200,689		March 10, 2020
540 Madison Avenue	60%	5.20%	6.75%	118,300	(1,389)	116,911	(1)(6)	July 11, 2013
Metropolitan Square	51%	5.75%	5.81%	175,000	—	175,000		May 5, 2020
Market Square North	50%	4.85%	4.91%	130,000	—	130,000		October 1, 2020
Annapolis Junction	50%	1.99%	2.15%	41,971	—	41,971	(7)	March 31, 2018
Annapolis Junction Building Six	50%	1.88%	2.55%	13,608	—	13,608	(2)(8)	November 17, 2013
Mountain View Tech. Park:
Secured 1st Mortgage	39.5%	2.75%	3.33%	20,000	—	20,000	(2)(9)(10)	November 22, 2014
BPLP loan	39.5%	10.00%	10.00%	3,904	—	3,904	(2)(11)	November 22, 2014
Mountain View Research Park:
Secured 1st Mortgage	39.5%	2.25%	2.45%	90,641	—	90,641	(9)(12)	May 31, 2014
BPLP loan	39.5%	10.00%	10.00%	8,302		8,302	(2)(13)	May 31, 2014
500 North Capitol Street	30%	1.88%	2.56%	74,967	—	74,967	(2)(14)	October 14, 2014
901 New York Avenue	25%	5.19%	5.27%	157,536	—	157,536		January 1, 2015

Total				$3,090,918	$(64,020)	$3,026,898

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required to reflect loans at their fair values upon acquisition. All adjustments to reflect loans at their fair value upon acquisition are noted above.
(2)	The loan requires interest only payments with a balloon payment due at maturity.
(3)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of September 30, 2012, the maximum funding obligation under the guarantee was approximately $9.8 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.
(4)	Principal amount does not include the assumed mezzanine loan with an aggregate principal amount of $294.0 million and a stated rate of 6.02% per annum, as the venture acquired the lenders’ interest in this loan for a purchase price of approximately $263.1 million in cash.
(5)	In connection with the capitalization of the joint venture, loans totaling $450.0 million were funded by the venture’s partners on a pro-rata basis. Our share of the partner loans totaling $270.0 million has been reflected in Related Party Note Receivable on our Consolidated Balance Sheets.
(6)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund tenant improvements and leasing commissions.
(7)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on March 31, 2018 with one, three-year extension option, subject to certain conditions.
(8)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on November 17, 2013 with two, one-year extension options, subject to certain conditions.
(9)	This property is owned by the Value-Added Fund.
(10)	The mortgage loan bears interest at a variable rate equal to LIBOR plus 2.50% per annum.
(11)	In conjunction with the mortgage loan modification we agreed to lend up to $6.0 million to the Value-Added Fund, of which approximately $3.9 million had been advanced as of September 30, 2012. The loan from us bears interest at a fixed rate of 10.0% per annum and matures on November 22, 2014. This loan has been reflected in Related Party Notes Receivable on our Consolidated Balance Sheets.
(12)	The mortgage loan bears interest at a variable rate equal to LIBOR plus 2.00% per annum.
(13)	In conjunction with the mortgage loan modification, we agreed to lend up to $12.0 million to our Value-Added Fund, of which approximately $8.3 million has been advanced as of September 30, 2012. The loan from us bears interest at a fixed rate of 10.0% per annum and matures on May 31, 2014. This loan has been reflected in Related Party Notes Receivable on our Consolidated Balance Sheets.
(14)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on October 14, 2014 with two, one-year extension options, subject to certain conditions.

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

We also currently carry earthquake insurance on our properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that we believe are commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, we currently carry earthquake insurance which covers our San Francisco region with a $120 million per occurrence limit and a $120 million annual aggregate limit, $20 million of which is provided by IXP, as a direct insurer. In addition, the builders risk policy maintained for the development of 680 Folsom Street in San Francisco includes a $20 million per occurrence and annual aggregate limit of earthquake coverage. The amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact our ability to finance properties subject to earthquake risk. We may discontinue earthquake insurance on some or all of our properties in the future if the premiums exceed our estimation of the value of the coverage.

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

The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership to FFO for the three months ended September 30, 2012 and 2011:

	Three months ended September 30,
	2012	2011
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$66,815	$81,589
Add:
Noncontrolling interest—redeemable preferred units	874	832
Noncontrolling interests in property partnerships	458	86
Less:
Income from discontinued operations	—	20

Income from continuing operations	68,147	82,487

Add:
Real estate depreciation and amortization(1)	130,649	132,721
Income from discontinued operations	—	20
Less:
Gain on sale of real estate included within income from unconsolidated joint ventures	248	—
Noncontrolling interests in property partnerships’ share of funds from operations	923	549
Noncontrolling interest—redeemable preferred units	874	832

Funds from Operations	$196,751	$213,847

Weighted-average units outstanding—basic	168,461	165,219

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $109,316 and $106,618, our share of unconsolidated joint venture real estate depreciation and amortization of $21,664 and $25,633 and depreciation and amortization from discontinued operations of $0 and $821, less corporate related depreciation and amortization of $331 and $351 for the three months ended September 30, 2012 and 2011, respectively.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Income (Numerator)	Units (Denominator)	Income (Numerator)	Units (Denominator)
	(in thousands)		(in thousands)
Basic FFO	$196,751	168,461	$213,847	165,219
Effect of Dilutive Securities
Convertible Preferred Units	764	1,327	832	1,461
Stock Based Compensation and Exchangeable Senior Notes	—	1,182	—	616

Diluted FFO	$197,515	170,970	$214,679	167,296

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

During the third quarter of 2012, we paid approximately $53.3 million to fund tenant-related obligations, including tenant improvements and leasing commissions, and incurred approximately $55.0 million of new tenant-related obligations associated with approximately 951,000 square feet of second generation leases, or approximately $58 per square foot. In addition, we signed leases for approximately 62,000 square feet at our development properties. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In the aggregate, during the third quarter of 2012, we signed leases for approximately 1,013,000 square feet of space and incurred aggregate tenant-related obligations of approximately $61.1 million, or approximately $60 per square foot.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2012, approximately $8.7 billion of our consolidated borrowings bore interest at fixed rates and none of our consolidated borrowings bore interest at variable rates. The fair value of these instruments is affected by changes in market interest rates. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, refer to Note 4 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2012	2013	2014	2015	2016	2017+	Total	Estimated Fair Value
	(dollars in thousands)
	Secured debt
Fixed Rate	$4,118	$84,584	$91,719	$30,339	$401,855	$2,236,071	$2,848,686	$2,968,017
Average Interest Rate	6.27%	5.56%	5.66%	5.87%	6.84%	5.18%	5.45%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt
Fixed Rate	$—	$—	$—	$549,452	—	$4,089,765	$4,639,217	$5,163,293
Average Interest Rate	—	—	—	5.47%	—	4.65%	4.74%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured exchangeable debt
Fixed Rate(1)	$—	$450,000	$745,488	$—	$—	$—	$1,195,488	$1,325,431
Adjustment for the equity component allocation	(7,043)	(23,052)	(2,438)	—	—	—	(32,533)

Total Fixed Rate	(7,043)	426,948	743,050	—	—	—	1,162,955
Average Interest Rate	—	5.96%	6.56%	—	—	—	6.33%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$(2,925)	$511,532	$834,769	$579,791	$401,855	$6,325,836	$8,650,858	$9,456,741

(1)	Amounts are included in the year in which the first optional redemption date occurs (or, in the case of the exchangeable notes due 2014, the year of maturity).

At September 30, 2012, the weighted-average coupon/stated rates on all of our fixed and variable rate debt were 4.86% per annum and 0.00% per annum, respectively. The weighted-average coupon/stated rates for our unsecured debt and unsecured exchangeable debt were 4.66% per annum and 3.80% per annum, respectively.

At September 30, 2012, we had no outstanding variable rate debt.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of our fiscal year ending December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	On August 29, 2012, we issued 1,588,100.206 Series Four Preferred Units as partial consideration for the acquisition of the development project located at 680 Folsom Street and 50 Hawthorne Street in San Francisco, California. We issued the units in reliance on exemptions from registration provided by Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933, as amended.

Each time Boston Properties, Inc. issues shares of stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to us in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended September 30, 2012, in connection with issuances of common stock by Boston Properties, Inc. pursuant to the settlement of deferred stock awards under the Boston Properties, Inc. 2012 Stock Option and Incentive Plan and pursuant to issuances under the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan, we issued an aggregate of approximately 13,214 common units to Boston Properties, Inc. in exchange for approximately $0.32 million, the aggregate proceeds of such common stock issuances to Boston Properties, Inc. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
July 1, 2012–July 31, 2012	—		—	N/A	N/A
August 1, 2012–August 31, 2012	369,499.43	(1)(3)	$49.60	N/A	N/A
September 1, 2012–September 30, 2012	11,275.00	(2)(3)	95.43	N/A	N/A

Total	380,774.43		$50.96	N/A	N/A

(1)	Includes (1) 2,080 common units previously held by Boston Properties, Inc. that were redeemed in connection with the repurchase of restricted shares of common stock of Boston Properties, Inc. in connection with the termination of an employee’s employment with the Company, (2) 846 LTIP units that were repurchased in connection with the termination of an employee’s employment with the Company and (3) 366,573.43 Series Four preferred units presented by the holder for redemption pursuant to the terms of the Company’s partnership agreement.

(2)	Includes (1) 9,406 common units previously held by Boston Properties, Inc. that were redeemed in connection with the surrender of shares of restricted common stock of Boston Properties, Inc. by an employee to Boston Properties, Inc. to satisfy such employee’s tax withholding obligation in connection with the vesting of restricted common stock, (2) 823 restricted LTIP Units that were repurchased in connection with the resignation of a director and (3) 1,046 common units previously held by Boston Properties, Inc. that were redeemed in connection with the repurchase of restricted shares of common stock of Boston Properties, Inc. in connection with the termination of an employee’s employment with the Company.
(3)	Under the terms of the applicable restricted stock award agreements and LTIP unit vesting agreements, such shares and LTIP units were repurchased by us at a price of and $0.01 per share and $0.25 per unit, respectively, which was the amount originally paid by such employees and such director for such shares and units.

ITEM 3—Defaults Upon Senior Securities.

None.

ITEM 4—Mine Safety Disclosures.

None.

ITEM 5—Other Information.

(a) None.

(b) None.

ITEM 6—Exhibits.

(a) Exhibits

10.1	—	Certificate of Designations for the Series Four Preferred Units, dated as of August 29, 2012, constituting an amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 10-Q of Boston Properties, Inc. filed on November 8, 2012).
12.1	—	Calculation of Ratios of Earnings to Fixed Charges and Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Distributions.
31.1	—	Certification of Chief Executive Officer of Boston Properties, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer of Boston Properties, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer of Boston Properties, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer of Boston Properties, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101	—

The following materials from Boston Properties Limited Partnership Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Partners’ Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

By: Boston Properties, Inc., its General Partner

November 8, 2012	/s/ MICHAEL E. LABELLE
Michael E. LaBelle Chief Financial Officer (duly authorized officer and principal financial officer)