Form 10-Q
period 2013-03-31
BOSTON PROPERTIES LTD PARTNERSHIP
filed 2013-05-10
CIK 1043121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q

for the quarter ended March 31, 2013

PART I. FINANCIAL INFORMATION

ITEM  1—Financial Statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
	(in thousands, except for unit amounts)
ASSETS
Real estate, at cost	$13,070,185	$13,146,993
Construction in progress	1,145,517	1,036,780
Land held for future development	503,684	271,189
Real estate held for sale, net	37,909	—
Less: accumulated depreciation	(2,860,887)	(2,876,983)

Total real estate	11,896,408	11,577,979
Cash and cash equivalents	909,376	1,041,978
Cash held in escrows	55,410	55,181
Investments in securities	13,825	12,172
Tenant and other receivables (net of allowance for doubtful accounts of $1,656 and $1,960, respectively)	75,849	69,555
Related party notes receivable	282,307	282,491
Interest receivable from related party notes receivable	106,313	104,816
Accrued rental income (net of allowance of $1,589 and $1,571, respectively)	612,041	598,199
Deferred charges, net	572,890	588,235
Prepaid expenses and other assets	71,756	90,610
Investments in unconsolidated joint ventures	652,807	659,916

Total assets	$15,248,982	$15,081,132

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$3,053,798	$3,102,485
Unsecured senior notes (net of discount of $10,157 and $10,472, respectively)	4,639,843	4,639,528
Unsecured exchangeable senior notes (net of discount of $1,290 and $1,653, respectively)	1,177,877	1,170,356
Unsecured line of credit	—	—
Accounts payable and accrued expenses	210,359	199,102
Distributions payable	110,886	110,488
Accrued interest payable	99,491	72,461
Other liabilities	316,683	324,613

Total liabilities	9,608,937	9,619,033

Commitments and contingencies	—	—

Noncontrolling interests:
Redeemable interest in property partnership	98,216	97,558

Redeemable partnership units — 995,997 series two preferred units outstanding (1,307,083 common units at redemption value, if converted) at March 31, 2013 and December 31, 2012	132,094	138,302

Redeemable partnership units —1,221,527 series four preferred units outstanding at redemption value at March 31, 2013 and December 31, 2012	61,076	61,076

Redeemable partnership units —16,052,436 and 16,053,497 common units and 1,448,978 and 1,303,296 long term incentive units outstanding at redemption value at March 31, 2013 and December 31, 2012, respectively	1,768,693	1,836,522

Capital:
5.25% Series B cumulative redeemable preferred units, liquidation preference $2,500 per unit, 80,000 and no units issued and outstanding at March 31, 2013 and December 31, 2012, respectively	194,371	—
Boston Properties Limited Partnership partners’ capital —1,691,409 and 1,689,580 general partner units and 149,948,115 and 149,911,629 limited partner units outstanding at March 31, 2013 and December 31, 2012, respectively	3,377,322	3,330,605
Noncontrolling interests in property partnerships	8,273	(1,964)

Total capital	3,579,966	3,328,641

Total liabilities and capital	$15,248,982	$15,081,132

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2013	2012
	(in thousands, except for per unit amounts)
Revenue
Rental
Base rent	$377,728	$354,825
Recoveries from tenants	64,429	51,648
Parking and other	23,830	22,259

Total rental revenue	465,987	428,732
Hotel revenue	8,291	6,816
Development and management services	8,736	8,145

Total revenue	483,014	443,693

Expenses
Operating
Rental	172,620	155,842
Hotel	7,044	6,099
General and administrative	43,571	27,619
Transaction costs	443	2,104
Impairment loss	4,401	—
Depreciation and amortization	118,551	106,408

Total expenses	346,630	298,072

Operating income	136,384	145,621
Other income (expense)
Income from unconsolidated joint ventures	8,721	11,721
Interest and other income	1,471	1,646
Gains from investments in securities	735	801
Gains from early extinguishments of debt	—	767
Interest expense	(100,433)	(103,237)

Income from continuing operations	46,878	57,319
Discontinued operations
Income from discontinued operations	61	570
Gain on forgiveness of debt from discontinued operations	20,736	—
Impairment loss from discontinued operations	(2,852)	—

Net income	64,823	57,889
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnership	(2,574)	(546)
Noncontrolling interest—redeemable preferred units	(1,326)	(801)

Net income attributable to Boston Properties Limited Partnership	$60,923	$56,542

Basic earnings per common unit attributable to Boston Properties Limited Partnership
Income from continuing operations	$0.25	$0.34
Discontinued operations	0.11	—

Net income	$0.36	$0.34

Weighted average number of common units outstanding	168,750	166,060

Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Income from continuing operations	$0.25	$0.34
Discontinued operations	0.11	—

Net income	$0.36	$0.34

Weighted average number of common and common equivalent units outstanding	169,056	166,463

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2013	2012
	(in thousands)
Net income	$64,823	$57,889
Other comprehensive income:
Amortization of interest rate contracts (1)	628	649

Other comprehensive income	628	649

Comprehensive income	65,451	58,538
Comprehensive income attributable to noncontrolling interests	(3,900)	(1,347)

Comprehensive income attributable to Boston Properties Limited Partnership	$61,551	$57,191

(1)	Amounts reclassified from comprehensive income primarily to interest expense within the Company’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited and in thousands)

Total Partners’ Capital
Balance at December 31, 2012	$3,330,605
Contributions	197,310
Net income allocable to general and limited partner units	54,892
Distributions	(98,712)
Accumulated other comprehensive loss	564
Unearned compensation	1,658
Conversion of redeemable partnership units	272
Adjustment to reflect redeemable partnership units at redemption value	85,104

Balance at March 31, 2013	$3,571,693

Balance at December 31, 2011	$3,124,688
Contributions	111,639
Net income allocable to general and limited partner units	50,508
Distributions	(82,161)
Accumulated other comprehensive loss	580
Unearned compensation	76
Conversion of redeemable partnership units	6,026
Adjustment to reflect redeemable partnership units at redemption value	(100,592)

Balance at March 31, 2012	$3,110,764

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$64,823	$57,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,147	107,811
Non-cash compensation expense	25,783	11,358
Impairment loss	4,401	—
Income from unconsolidated joint ventures	(8,721)	(11,721)
Distributions of net cash flow from operations of unconsolidated joint ventures	12,921	8,972
Gains from investments in securities	(735)	(801)
Non-cash portion of interest expense	10,561	11,845
Settlement of accreted debt discount on repurchases of unsecured exchangeable senior notes	—	(68,760)
Gains from early extinguishments of debt	—	(914)
Gain on forgiveness of debt from discontinued operations	(20,736)	—
Impairment loss from discontinued operations	2,852	—
Change in assets and liabilities:
Cash held in escrows	(297)	9,113
Tenant and other receivables, net	10,690	22,686
Accrued rental income, net	(14,295)	(19,240)
Prepaid expenses and other assets	18,684	7,020
Accounts payable and accrued expenses	(1,172)	1,563
Accrued interest payable	30,158	31,490
Other liabilities	(7,703)	8,883
Tenant leasing costs	(8,932)	(7,933)

Total adjustments	172,606	111,372

Net cash provided by operating activities	237,429	169,261

Cash flows from investing activities:
Acquisitions of real estate	(289,816)	(621,359)
Construction in progress	(103,178)	(93,657)
Building and other capital improvements	(14,162)	(8,613)
Tenant improvements	(24,988)	(34,912)
Issuance of notes receivable, net	184	(735)
Capital contributions to unconsolidated joint ventures	(113)	(47)
Capital distributions from unconsolidated joint ventures	—	57
Investments in securities, net	(918)	(844)

Net cash used in investing activities	(432,991)	(760,110)

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2013	2012
	(in thousands)
Cash flows from financing activities:
Repayments of mortgage notes payable	(23,687)	(150,519)
Redemption/Repurchase of unsecured exchangeable senior notes	—	(507,434)
Deferred financing costs	—	(91)
Net proceeds from preferred unit issuance	194,371	—
Net proceeds from ATM stock issuances	—	109,330
Net proceeds from equity transactions	(559)	613
Distributions	(110,940)	(92,312)
Contributions from noncontrolling interest in property partnership	5,875	—
Distributions to noncontrolling interest in property partnerships	(2,100)	(750)

Net cash provided by (used in) financing activities	62,960	(641,163)

Net decrease in cash and cash equivalents	(132,602)	(1,232,012)
Cash and cash equivalents, beginning of period	1,041,978	1,823,208

Cash and cash equivalents, end of period	$909,376	$591,196

Supplemental disclosures:
Cash paid for interest	$74,492	$140,508

Interest capitalized	$14,418	$11,201

Non-cash investing and financing activities:
Additions to real estate included in accounts payable and accrued expenses	$7,475	$5,659

Mortgage note payable extinguished through foreclosure	$25,000	$—

Real estate transferred upon foreclosure	$6,954	$—

Land improvements contributed by noncontrolling interest in property partnership	$4,546	$—

Distributions declared but not paid	$110,886	$92,615

Conversions of redeemable partnership units to partners’ capital	$272	$6,026

Conversion of redeemable preferred units to common units	$—	$4,115

Issuance of restricted securities to employees and directors	$25,901	$26,139

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Boston Properties Limited Partnership (the “Company”), a Delaware limited partnership, is the entity through which Boston Properties, Inc., a self-administered and self-managed real estate investment trust (“REIT”), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Boston Properties, Inc. is the sole general partner of the Company and at March 31, 2013 owned an approximate 89.0% (88.4% at March 31, 2012) general and limited partnership interest in the Company. Partnership interests in the Company are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). In addition, in February 2011 and February 2012, the Company issued LTIP Units in connection with the granting to employees of outperformance awards (also referred to as “2011 OPP Units” and “2012 OPP Units,” respectively, and collectively as “OPP Units”). In February 2013, the Company issued LTIP Units in connection with the granting to employees of 2013 MYLTIP Units (“2013 MYLTIP Units”). Because the rights, preferences and privileges of OPP Units and 2013 MYLTIP Units differ from other LTIP Units granted to employees as part of the annual compensation process, unless specifically noted otherwise, all references to LTIP Units exclude OPP Units and 2013 MYLTIP Units (See Notes 7 and 10).

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

At March 31, 2013, there were three series of Preferred Units outstanding (i.e., Series Two Preferred Units, Series Four Preferred Units and Series B Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Company. Each Series Two Preferred Unit may also be converted into approximately 1.312336 OP Units or redeemed for $50.00 of cash at the election of the holder thereof or the Company in accordance with the terms and conditions set forth in the applicable amendment to the partnership agreement. The Series Four Preferred Units are not convertible into or exchangeable for any common equity of the Company or Boston Properties, Inc., have a per unit liquidation preference of $50.00 and are entitled to receive quarterly distributions of $0.25 per unit (or an annual rate of 2.00%) (See Note 7). The Series B Preferred Units were issued to Boston Properties, Inc. on March 27, 2013 in connection with Boston Properties, Inc.’s issuance of 80,000 shares of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). Boston Properties, Inc. contributed the net proceeds from the offering to the Company in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock (See Note 8).

All references herein to the Company refer to Boston Properties Limited Partnership and its consolidated subsidiaries, collectively, unless the context otherwise requires.

Properties

At March 31, 2013, the Company owned or had interests in a portfolio of 157 commercial real estate properties (the “Properties”) aggregating approximately 44.6 million net rentable square feet, including seven properties under construction totaling approximately 2.5 million net rentable square feet. In addition, the Company has structured parking for approximately 46,939 vehicles containing approximately 15.9 million square feet. At March 31, 2013, the Properties consist of:

•	149 office properties, including 132 Class A office properties (including six properties under construction) and 17 Office/Technical properties;

•	one hotel;

•	four retail properties; and

•	three residential properties (including one property under construction).

The Company owns or controls undeveloped land parcels totaling approximately 513.8 acres. In addition, the Company has a noncontrolling interest in the Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”), which is a strategic partnership with two institutional investors through which the Company has pursued the acquisition of value-added investments in assets within its existing markets. The Company’s investments through the Value-Added Fund are not included in its portfolio information or any other portfolio level statistics. At March 31, 2013, the Value-Added Fund had investments in 23 buildings comprised of two office complexes in Mountain View, California (See Note 12).

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report in the Company’s Form 10-K for its fiscal year ended December 31, 2012. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate. The following table presents the aggregate carrying value of the Company’s indebtedness and the Company’s corresponding estimate of fair value as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013			December 31, 2012
	Carrying Amount		Estimated Fair Value	Carrying Amount		Estimated Fair Value
Mortgage notes payable	$3,053,798		$3,203,402	$3,102,485		$3,256,940
Unsecured senior notes	4,639,843		5,194,150	4,639,528		5,162,486
Unsecured exchangeable senior notes	1,177,877	(1)	1,235,835	1,170,356	(1)	1,278,554

Total	$8,871,518		$9,633,387	$8,912,369		$9,697,980

(1)	Includes the net impact of Accounting Standards Codification (“ASC”) ASC 470-20 totaling approximately $18.3 million and $25.5 million at March 31, 2013 and December 31, 2012, respectively.

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

Revision of Prior Period Amounts

The table below reflects selected information for the Company for the three months ended March 31, 2012. The servicer of the non-recourse mortgage loan in the amount of $25.0 million collateralized by the Company’s Montvale Center property located in Gaithersburg, Maryland foreclosed on the property on January 31, 2012. As a result of the foreclosure, the Company had recognized a gain on forgiveness of debt during the three months ended March 31, 2012 totaling approximately $18.4 million. Due to a procedural error of the trustee, the foreclosure sale was subsequently dismissed by the applicable court prior to ratification. As a result, the Company, as part of its 2012 Form 10-K filing, revised its financial statements to (1) properly reflect the property and related mortgage debt on its consolidated balance sheet at December 31, 2012, (2) reverse the gain on forgiveness of debt during the three months ended March 31, 2012 and (3) recognize the operating activity from the property for the three months ended March 31, 2012. On February 20, 2013, the subsequent foreclosure sale of the Company’s Montvale Center property was ratified by the court. As a result of the ratification, the mortgage loan totaling $25.0 million was extinguished and the related obligations were satisfied with the transfer of the real estate resulting in the recognition of a gain on forgiveness of debt totaling approximately $20.7 million during the three months ended March 31, 2013 (See Note 3). As a result, for the three months ended March 31, 2012, the activity for Montvale Center has been reclassified to discontinued operations in the consolidated statements of operations for the three months ended March 31, 2012. In addition, operating results have been reclassified for the three months ended March 31, 2012 as a result of the discontinued operations presentation of (1) the Company’s Bedford Business Park properties which were sold on May 17, 2012 and (2) the Company’s 303 Almaden Boulevard property which has been classified as held for sale at March 31, 2013 (See Note 3).

	March 31, 2012
	As Reported	As Revised
	(in thousands, except for per unit amounts)
Total revenue	$447,662	$443,693
Income from continuing operations	$58,413	$57,319
Discontinued operations	$18,205	$570
Net income attributable to Boston Properties Limited Partnership	$75,271	$56,542
Income attributable to Boston Properties Limited Partnership per unit—basic	$0.45	$0.34
Income attributable to Boston Properties Limited Partnership per unit—diluted	$0.45	$0.34

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU No. 2013-02”). ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The Company’s adoption of ASU No. 2013-02 did not have a material impact on its consolidated financial statements.

3. Real Estate Activity During the Three Months Ended March 31, 2013

Acquisitions

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

On March 26, 2013, the consolidated joint venture in which the Company has a 95% interest completed the acquisition of a land parcel in San Francisco, California which will support a 60-story, 1.4 million square foot office tower known as Transbay Tower. The purchase price for the land was approximately $192.0 million. On February 7, 2013, the partner in the joint venture issued a notice that it was electing under the joint venture agreement to reduce its nominal ownership interest in the venture from 50% to 5%. On February 26, 2013, the Company issued a notice to the partner electing to proceed with the venture on that basis. As a result, the Company has a 95% nominal interest in and is consolidating the joint venture (See Note 7).

On March 29, 2013, the Company completed the acquisition of a parcel of land located in Reston, Virginia for a purchase price of approximately $27.0 million. The land parcel is commercially zoned for 250,000 square feet of office space.

Developments

On March 22, 2013, the Company completed and fully placed in-service Two Patriots Park, a Class A office redevelopment project with approximately 256,000 net rentable square feet located in Reston, Virginia.

Dispositions

On February 20, 2013, the foreclosure sale of the Company’s Montvale Center property was ratified by the court. As a result of the ratification, the mortgage loan totaling $25.0 million was extinguished and the related obligations were satisfied with the transfer of the real estate resulting in the recognition of a gain on forgiveness of debt totaling approximately $20.7 million. The operating results of the property through the date of ratification have been classified as discontinued operations on a historical basis for all periods presented.

On March 28, 2013, the Company executed a binding contract for the sale of its 303 Almaden Boulevard property located in San Jose, California for a sale price of $40.0 million. 303 Almaden Boulevard is a Class A office property totaling approximately 158,000 net rentable square feet. The carrying value of the property exceeds its net sale price and as a result the Company recognized an impairment loss totaling approximately $2.9 million during the three months ended March 31, 2013. The sale is subject to the satisfaction of customary closing conditions and there can be no assurance that the sale will be consummated on the terms currently contemplated, or at all. The Company has categorized its 303 Almaden Boulevard property as held for sale on its consolidated balance sheet at March 31, 2013. As a result, the impairment loss and operating results of this property through the execution date of the binding contract have been classified as discontinued operations on a historical basis for all periods presented. The pending sale of this asset caused the Company to reevaluate its strategy for development of its adjacent Almaden land parcel, which can accommodate an approximately 840,000 square feet office complex. Based on a shorter than expected hold period, the Company reduced the carrying value of the land parcel to its estimated fair market value at March 31, 2013 and recognized an impairment loss of approximately $4.4 million. The Company’s estimated fair value, as measured on a non-recurring basis, was based on comparable land sales. The Company has determined that its valuation of the land falls within Level 3 of the fair value hierarchy, as it has utilized significant unobservable inputs in its assessment.

The following table summarizes the income from discontinued operations related to Montvale Center and 303 Almaden Boulevard and the related gain on forgiveness of debt and impairment loss for the three months ended March 31, 2013 and 2012 and the income from discontinued operations for the three months ended March 31, 2012 related to the Company’s Bedford Business Park properties which were sold on May 17, 2012:

	For the three months ended March 31,
	2013	2012
	(in thousands)
Total revenue	$1,847	$4,521
Expenses
Operating	830	1,903
Depreciation and amortization	596	1,403

Total expenses	1,426	3,306
Operating income	421	1,215
Other expense
Interest expense	(360)	(645)

Income from discontinued operations attributable to Boston Properties Limited Partnership	$61	$570

Gain on forgiveness of debt from discontinued operations attributable to Boston Properties Limited Partnership	$20,736	$—

Impairment loss from discontinued operations attributable to Boston Properties Limited Partnership	$(2,852)	$—

4. Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consist of the following at March 31, 2013:

Entity	Properties	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50.0%
The Metropolitan Square Associates LLC	Metropolitan Square	51.0%
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(1)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3	%(2)
RBP Joint Venture LLC	Eighth Avenue and 46th Street	50.0	%(3)
Boston Properties Office Value-Added Fund, L.P.	Mountain View Research and Technology Parks	39.5	%(1)(4)
Annapolis Junction NFM, LLC	Annapolis Junction	50.0	%(5)
767 Venture, LLC	The General Motors Building	60.0%
2 GCT Venture LLC	Two Grand Central Tower	60.0	%(6)
540 Madison Venture LLC	540 Madison Avenue	60.0%
125 West 55th Street Venture LLC	125 West 55th Street	60.0	%(4)
500 North Capitol LLC	500 North Capitol Street, NW	30.0%

(1)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(2)	The Company’s wholly-owned entity that owns the office component of the project also owns a 33.3% interest in the entity owning the land and infrastructure of the project.
(3)	This property is not in operation and consists of assembled land.
(4)	See Note 12.
(5)	Comprised of two buildings, one building under construction and two undeveloped land parcels.
(6)	The property was sold on October 25, 2011. As of March 31, 2013, the investment is comprised of undistributed cash.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

The combined summarized balance sheets of the unconsolidated joint ventures are as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
ASSETS
Real estate and development in process, net	$4,482,563	$4,494,971
Other assets	645,517	673,716

Total assets	$5,128,080	$5,168,687

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable	$3,044,389	$3,039,922
Other liabilities	759,827	792,888
Members’/Partners’ equity	1,323,864	1,335,877

Total liabilities and members’/partners’ equity	$5,128,080	$5,168,687

Company’s share of equity	$780,388	$787,941
Basis differentials(1)	(127,581)	(128,025)

Carrying value of the Company’s investments in unconsolidated joint ventures	$652,807	$659,916

(1)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials occur from impairment of investments and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

The combined summarized statements of operations of the joint ventures are as follows:

	For the three months ended March 31,
	2013	2012
	(in thousands)
Total revenue(1)	$135,650	$139,100
Expenses
Operating	42,366	38,892
Depreciation and amortization	39,277	41,899

Total expenses	81,643	80,791
Operating income	54,007	58,309
Other expense
Interest expense	56,234	55,362

Net income (loss)	$(2,227)	$2,947

Company’s share of net income (loss)	$(1,858)	$1,371
Basis differential	444	466
Elimination of inter-entity interest on partner loan	10,135	9,884

Income from unconsolidated joint ventures	$8,721	$11,721

(1)	Includes straight-line rent adjustments of $4.0 million and $4.3 million for the three months ended March 31, 2013 and 2012, respectively. Includes net below-market rent adjustments of $20.4 million and $25.3 million for the three months ended March 31, 2013 and 2012, respectively.

On February 28, 2013, a joint venture in which the Company has a 50% interest completed and fully placed in-service Annapolis Junction Building Six, a Class A office property with approximately 119,000 net rentable square feet located in Annapolis, Maryland.

On March 31, 2013, a joint venture in which the Company has a 30% interest completed and fully placed in-service 500 North Capitol Street, NW, a Class A office redevelopment project with approximately 231,000 net rentable square feet located in Washington, DC.

5. Mortgage Notes Payable

On February 5, 2013, the Company used available cash to repay the mortgage loan collateralized by its Kingstowne One property located in Alexandria, Virginia totaling approximately $17.0 million. The mortgage loan bore interest at a fixed rate of 5.96% per annum and was scheduled to mature on May 5, 2013. There was no prepayment penalty.

On February 20, 2013, the foreclosure sale of the Company’s Montvale Center property was ratified by the court. As a result of the ratification, the mortgage loan totaling $25.0 million was extinguished and the related obligations were satisfied with the transfer of the real estate resulting in the recognition of a gain on forgiveness of debt totaling approximately $20.7 million. The operating results of the property through the date of ratification have been classified as discontinued operations on a historical basis for all periods (See Note 3).

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

The Company has letter of credit and performance obligations of approximately $18.3 million related to lender and development requirements.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

In connection with the assumption of the General Motors Building’s secured loan by the Company’s unconsolidated joint venture, 767 Venture, LLC, the Company guaranteed the unconsolidated joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of March 31, 2013, the maximum funding obligation under the guarantee was approximately $14.4 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.

In connection with the mortgage financing collateralized by the Company’s John Hancock Tower property located in Boston, Massachusetts, the Company has agreed to guarantee approximately $2.4 million related to its obligations to provide funds for certain tenant re-leasing costs. The mortgage financing matures on January 6, 2017.

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

The Company also currently carries earthquake insurance on its properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that the Company believes are commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, the Company currently carries earthquake insurance which covers its San Francisco region (excluding 680 Folsom Street and 535 Mission Street) with a $120 million per occurrence limit and a $120 million annual aggregate limit, $20 million of which is provided by IXP, as a direct insurer. The builders risk policy maintained for the development of 680 Folsom Street in San Francisco includes a $20 million per occurrence and annual aggregate limit of earthquake coverage. In addition, the builders risk policy maintained for the development of 535 Mission Street in San Francisco includes a $15 million per occurrence and annual aggregate limit of earthquake coverage. The amount of the Company’s earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact the Company’s ability to finance properties subject to earthquake risk. The Company may discontinue earthquake insurance on some or all of its properties in the future if the premiums exceed the Company’s estimation of the value of the coverage.

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

7. Noncontrolling Interests

Noncontrolling interests relate to the interests in the Company not owned by Boston Properties, Inc. and interests in consolidated property partnerships not wholly-owned by the Company. As of March 31, 2013, the noncontrolling interests in the Company consisted of 16,052,436 OP Units, 1,448,978 LTIP Units, 400,000 2011 OPP Units, 400,000 2012 OPP Units, 280,000 2013 MYLTIP Units, 995,997 Series Two Preferred Units (or 1,307,083 OP Units on an as converted basis) and 1,221,527 Series Four Preferred Units (not convertible into OP Units) held by parties other than Boston Properties, Inc.

Noncontrolling Interest—Redeemable Interest in Property Partnership

The following table reflects the activity of the noncontrolling interest—redeemable interest in property partnership for the three months ended March 31, 2013 (in thousands):

Balance at January 1, 2013	$97,558
Net loss	(525)
Distributions	(1,350)
Adjustment to reflect redeemable interest at redemption value	2,533

Balance at March 31, 2013	$98,216

Noncontrolling Interest—Redeemable Preferred Units of the Company

The Preferred Units at March 31, 2013 consisted of 995,997 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) 6.00% per annum on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). The holders of Series Two Preferred Units have the right to require the Company to redeem all of the outstanding units for cash at the redemption price of $50.00 per unit on May 12, 2014. The holders also had the right to have 1,007,662 Series Two Preferred Units (or such lesser amount that may have been outstanding) redeemed for cash on each of May 12, 2009, May 12, 2010, May 12, 2011, May 14, 2012 and May 14, 2013, although no holder exercised such right. In May 2014, the Company’s general partner also has the right, subject to certain conditions, to call for redemption all of the outstanding Series Two Preferred Units for cash or to convert into OP Units any Series Two Preferred Units that have not been previously redeemed. In the event the Company’s general partner calls the Series Two Preferred Units for redemption, the holders shall have the right to convert the Series Two Preferred Units into OP Units.

On February 15, 2013, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.85302 per unit.

Due to the redemption option and the conversion option existing outside the control of the Company, the Series Two Preferred Units are not included in Partners’ Capital and are reflected in the Consolidated Balance Sheets at an amount equivalent to the value of such units had such units been redeemed at March 31, 2013. The value of the Series Two Preferred Units, assuming all of such units had been converted and then redeemed at March 31, 2013, was approximately $132.1 million based on the closing price of Boston Properties, Inc.’s common stock of $101.06 per share on that date.

The Preferred Units at March 31, 2013 also included 1,221,527 Series Four Preferred Units, which bear a preferred distribution equal to 2.00% per annum on a liquidation preference of $50.00 per unit and are not convertible into OP Units. The holders of Series Four Preferred Units have the right, at certain times and subject to certain conditions set forth in the Certificate of Designations establishing the rights, limitations and preferences of the Series Four Preferred Units, to require the Company to redeem their units for cash at the redemption price of $50.00 per unit. The Company also has the right, at certain times and subject to certain conditions, to redeem Series Four Preferred Units for cash at the redemption price of $50.00 per unit. Due to the holders’ redemption option existing outside the control of the Company, the Series Four Preferred Units are not included in Partners’ Capital in the Company’s Consolidated Balance Sheets.

On February 15, 2013, the Company paid a distribution on its outstanding Series Four Preferred Units of $0.25 per unit.

The following table reflects the activity of the noncontrolling interests—redeemable preferred units of the Company for the three months ended March 31, 2013 and 2012 (in thousands):

Balance at January 1, 2013	$199,378
Net income	1,180
Distributions	(1,180)
Reallocation of partnership interest	(6,208)

Balance at March 31, 2013	$193,170

Balance at January 1, 2012	$145,484
Net income	801
Distributions	(801)
Reallocation of partnership interest	(3,465)

Balance at March 31, 2012	$142,019

Noncontrolling Interest—Common Units of the Company

During the three months ended March 31, 2013, 8,762 OP Units were presented by the holders for redemption (including 5,329 OP Units issued upon conversion of LTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.

At March 31, 2013, the Company had outstanding 400,000 2011 OPP Units, 400,000 2012 OPP Units and 280,000 2013 MYLTIP Units. Prior to the measurement date (January 31, 2014 for 2011 OPP Units, February 6, 2015 for 2012 OPP Units and February 4, 2016 for 2013 MYLTIP Units), holders of OPP Units and 2013 MYLTIP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of OPP Units and 2013 MYLTIP Units, both vested and unvested, that OPP and 2013 MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.

On January 29, 2013, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.65 per unit, and a distribution on the 2011 OPP Units and 2012 OPP Units in the amount of $0.065 per unit, to holders of record as of the close of business on December 31, 2012. On March 11, 2013, Boston Properties, Inc., as general partner of the Company, declared a distribution on the OP Units and LTIP Units in the amount of $0.65 per unit and a distribution on the 2011 OPP Units, 2012 OPP Units and 2013 MYLTIP Units in the amount of $0.065 per unit, in each case payable on April 30, 2013 to holders of record as of the close of business on March 29, 2013.

The following table reflects the activity of the noncontrolling interests—redeemable common units for the three months ended March 31, 2013 and 2012 (in thousands):

Balance at January 1, 2013	$1,836,522
Contributions	22,403
Net income	6,177
Distributions	(11,446)
Conversion of redeemable partnership units	(272)
Unearned compensation	(5,859)
Accumulated other comprehensive loss	64
Adjustment to reflect redeemable partnership units at redemption value	(78,896)

Balance at March 31, 2013	$1,768,693

Balance at January 1, 2012	$1,809,119
Contributions	24,443
Net income	6,034
Distributions	(10,064)
Conversion of redeemable partnership units	(6,026)
Unearned compensation	(14,857)
Accumulated other comprehensive loss	69
Adjustment to reflect redeemable partnership units at redemption value	104,057

Balance at March 31, 2012	$1,912,775

Pursuant to the Company’s Partnership Agreement, certain limited partners in the Company have the right to redeem all or any portion of their interest for cash from the Company. However, Boston Properties, Inc. may elect to acquire the limited partner’s interest by issuing its Common Stock in exchange for the interest. The amount of cash to be paid to the limited partner if the redemption right is exercised and Boston Properties, Inc. does not elect to issue its Common Stock is based on the trading price of Boston Properties, Inc.’s common stock at that time. Due to the redemption option existing outside the control of the Company, such limited partners’ units are not included in Partners’ Capital. The value of the OP Units not owned by Boston Properties, Inc. (including LTIP Units assuming that all conditions had been met for the conversion thereof), assuming all of such units had been redeemed at March 31, 2013 was approximately $1.8 billion based on the closing price of Boston Properties, Inc.’s common stock of $101.06 per share.

Noncontrolling Interest—Property Partnerships

The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $8.3 million at March 31, 2013 and approximately $(2.0) million at December 31, 2012, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.

On February 7, 2013, the partner in the Company’s Transbay Tower joint venture issued a notice that it was electing under the joint venture agreement to reduce its nominal ownership interest in the venture from 50% to 5%. On February 26, 2013, the Company issued a notice to the partner electing to proceed with the venture on that basis. As a result, the Company has a 95% nominal interest in and is consolidating the joint venture. Under the joint venture agreement, if certain return thresholds are achieved the partner will be entitled to an additional promoted interest. Also, under the agreement, (1) the partner has the right to cause the Company to purchase the partner’s interest after the defined stabilization date and (2) the Company has the right to acquire the partner’s interest on the third anniversary of the stabilization date, in each case at an agreed upon purchase price or appraised value. On March 26, 2013, the consolidated joint venture completed the acquisition of a land parcel in San Francisco, California which will support a 60-story, 1.4 million square foot office tower known as Transbay Tower. The purchase price for the land was approximately $192.0 million (See Note 3).

The following table reflects the activity of the noncontrolling interests—property partnerships for the three months ended March 31, 2013 and 2012 (in thousands):

Balance at January 1, 2013	$(1,964)
Capital contributions	10,421
Net income	566
Distributions	(750)

Balance at March 31, 2013	$8,273

Balance at January 1, 2012	$(1,063)
Net income	546
Distributions	(750)

Balance at March 31, 2012	$(1,267)

8. Partners’ Capital

As of March 31, 2013, Boston Properties, Inc. owned 1,691,409 general partnership units and 149,948,115 limited partnership units.

As of March 31, 2013, approximately $305.3 million remained available for issuance under Boston Properties, Inc.‘s $600 million “at the market” stock offering program.

During the three months ended March 31, 2013, Boston Properties, Inc. acquired 8,762 OP Units in connection with the redemption of an equal number of redeemable OP Units from third parties.

On January 29, 2013, the Company paid a distribution in the amount of $0.65 per OP Unit to unitholders of record as of the close of business on December 31, 2012. On March 11, 2013, Boston Properties, Inc.‘s Board of Directors declared a distribution of $0.65 per OP Unit payable on April 30, 2013 to unitholders of record as of the close of business on March 29, 2013.

On March 27, 2013, Boston Properties, Inc. completed an underwritten public offering of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of its newly designated 5.25% Series B Cumulative Redeemable Preferred Stock, at a price of $2,500.00 per share ($25.00 per depositary share). The net proceeds from this offering were approximately $194 million, after deducting the underwriting discount and transaction expenses. Boston Properties, Inc. contributed the net proceeds to the Company in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock. Boston Properties, Inc. will pay cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. Boston Properties, Inc. may not redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of Boston Properties, Inc.‘s REIT status. On or after March 27, 2018, Boston Properties, Inc., at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of Boston Properties, Inc., the Company or its affiliates.

9. Earnings Per Common Unit

The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership by the weighted-average number of common units outstanding during the period. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of Company. As a result, the Series Two Preferred Units are considered participating securities and are included in the computation of basic and diluted earnings per common unit of the Company if the effect of applying the if-converted method is dilutive. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common unit pursuant to the two-class method. As a result, unvested restricted common stock of Boston Properties, Inc. and the Company’s LTIP Units and OPP Units are considered participating securities and are included in the computation of basic and diluted earnings per common unit of the Company if the effect of applying the if-converted method is dilutive. Because the OPP Units require Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,104,000 and 17,717,000 redeemable common units for the three months ended March 31, 2013 and 2012, respectively.

	For the Three Months Ended March 31, 2013
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties Limited Partnership	$42,978	168,750	$0.25
Discontinued operations attributable to Boston Properties Limited Partnership	17,945	—	0.11

Net income attributable to Boston Properties Limited Partnership	$60,923	168,750	$0.36
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	306	—

Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$60,923	169,056	$0.36

	For the Three Months Ended March 31, 2012
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties Limited Partnership	$55,972	166,060	$0.34
Discontinued operations attributable to Boston Properties Limited Partnership	570	—	—

Net income attributable to Boston Properties Limited Partnership	$56,542	166,060	$0.34
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	403	—

Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$56,542	166,463	$0.34

10. Stock Option and Incentive Plan

On January 28, 2013, Boston Properties, Inc.‘s Compensation Committee approved multi-year long-term incentive program (MYLTIP) awards under Boston Properties, Inc.‘s 2012 Stock Option and Incentive Plan (the “2012 Plan”) to officers and employees of Boston Properties, Inc. MYLTIP awards utilize total return to shareholders (“TRS”) over a three-year measurement period, on an annualized, compounded basis, as the performance metric. Earned awards will be based on Boston Properties, Inc.‘s TRS relative to (i) the Cohen & Steers Realty Majors Portfolio Index (50% weight) and (ii) the NAREIT Office Index adjusted to exclude Boston Properties, Inc. (50% weight). Earned awards will range from zero to a maximum of approximately $30.7 million depending on Boston Properties, Inc.‘s TRS relative to the two indices, with four tiers (threshold: approximately $5.1 million; target: approximately $10.2 million; high: approximately $20.5 million; exceptional: approximately $30.7 million and linear interpolation between tiers. Earned awards measured on the basis of relative TRS performance are subject to an absolute TRS component in the form of relatively simple modifiers that (A) reduce the level of earned awards in the event Boston Properties, Inc.‘s annualized TRS is less than 2% and (B) cause some awards to be earned in the event Boston Properties, Inc.‘s annualized TRS is more than 10% even though on a relative basis alone Boston Properties, Inc.‘s TRS would not result in any earned awards.

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

On March 11, 2013, Boston Properties, Inc. announced that Owen D. Thomas would succeed Mortimer B. Zuckerman as Boston Properties, Inc.‘s Chief Executive Officer, effective April 2, 2013. Mr. Zuckerman will continue to serve as Executive Chairman for a transition period and thereafter will continue to serve as the Non-Executive Chairman of the Board of Boston Properties, Inc. In connection with succession planning, Boston Properties, Inc. and Mr. Zuckerman entered into a Transition Benefits Agreement to recognize his extraordinary services previously rendered and ensure a well-managed transition. If Mr. Zuckerman remains employed by Boston Properties, Inc. through July 1, 2014, he will be entitled to receive on January 1, 2015 a lump sum cash payment of $6.7 million and an equity award with a targeted value of approximately $11.1 million. The cash payment and equity award vest one-third on each of March 10, 2013, October 1, 2013 and July 1, 2014, subject to acceleration in certain circumstances. As a result, Boston Properties, Inc. recognized approximately $6.6 million of compensation expense during the three months ended March 31, 2013. In addition, the agreement provides that if Mr. Zuckerman terminates his employment with Boston Properties, Inc. for any reason, voluntarily or involuntarily, he will become fully vested in any outstanding equity awards with time-based vesting. As a result, during the three months ended March 31, 2013, Boston Properties, Inc. accelerated the remaining approximately $12.9 million of stock-based compensation expense associated with Mr. Zuckerman’s unvested long-term equity awards.

During the three months ended March 31, 2013, Boston Properties, Inc. issued 35,087 shares of restricted common stock and 201,373 non-qualified stock options and the Company issued 153,006 LTIP Units and 280,000 2013 MYLTIP Units to employees and non-employee directors under the 2012 Plan. Employees and directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit, OPP Unit and 2013 MYLTIP

Unit. An LTIP Unit is generally the economic equivalent of a share of restricted stock in Boston Properties, Inc. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. Grants of restricted stock and LTIP Units to employees vest in four equal annual installments. Restricted stock is measured at fair value on the date of grant based on the number of shares granted, as adjusted for forfeitures, and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted stock granted during the three months ended March 31, 2013 were valued at approximately $3.7 million ($105.10 per share). The non-qualified stock options granted during the three months ended March 31, 2013 had a fair value on the date of grant of $18.64 per option, which was computed using the Black-Scholes option-pricing model utilizing the following assumptions: an expected life of 6.3 years, a risk-free interest rate of 1.19%, an expected price volatility of 26% and an expected dividend yield of 3%. The weighted-average exercise price of the options is $105.10, which was the closing price of Boston Properties, Inc.’s common stock on the date of grant. The LTIP Units granted during the three months ended March 31, 2013 were valued at approximately $14.8 million ($96.33 per unit fair value) using a Monte Carlo simulation method model. The per unit fair value of each LTIP Unit granted was estimated on the date of grant using the following assumptions: an expected life of 5.7 years, a risk-free interest rate of 1.03% and an expected price volatility of 26%. As the 2011 OPP Units, 2012 OPP Units and 2013 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the compensation expense related to the 2011 OPP Units, 2012 OPP Units and 2013 MYLTIP Units under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Partners’ Capital in the Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2011 OPP Units, 2012 OPP Units and 2013 MYLTIP Units was approximately $25.5 million and $10.9 million for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013, stock-based compensation expense includes approximately $16.9 million consisting of the acceleration of the expense of Boston Properties, Inc.’s Executive Chairman’s stock-based compensation awards and the stock-based compensation awards associated with his transition benefits agreement related to Boston Properties, Inc.‘s succession planning. For the three months ended March 31, 2012, stock-based compensation expense includes approximately $2.7 million consisting of the acceleration of vesting of Boston Properties, Inc.‘s Chief Operating Officer’s stock-based compensation awards associated with his resignation. At March 31, 2013, there was $23.9 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and $14.8 million of unrecognized compensation expense related to unvested 2011 OPP Units, 2012 OPP Units and 2013 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 3.1 years.

11. Segment Information

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Boston, New York, Princeton, San Francisco and Washington, DC. Segments by property type include: Class A Office, Office/Technical, Residential and Hotel.

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services, general and administrative expenses, transaction costs, impairment loss, interest expense, depreciation and amortization expense, gains from investments in securities, gains from early extinguishments of debt, income from unconsolidated joint ventures, discontinued operations and noncontrolling interests are not included in Net Operating Income as internal reporting addresses these items on a corporate level.

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

Information by geographic area and property type (dollars in thousands):

For the three months ended March 31, 2013:

	Boston	New York	Princeton	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$161,503	$122,096	$16,427	$52,671	$97,865	$450,562
Office/Technical	5,653	—	—	151	4,043	9,847
Residential	1,067	—	—	—	4,511	5,578
Hotel	8,291	—	—	—	—	8,291

Total	176,514	122,096	16,427	52,822	106,419	474,278

% of Grand Totals	37.22%	25.74%	3.46%	11.14%	22.44%	100.0%
Rental Expenses:
Class A Office	65,732	41,887	7,647	19,872	31,923	167,061
Office/Technical	1,787	—	—	35	1,004	2,826
Residential	443	—	—	—	2,290	2,733
Hotel	7,044	—	—	—	—	7,044

Total	75,006	41,887	7,647	19,907	35,217	179,664

% of Grand Totals	41.75%	23.31%	4.26%	11.08%	19.60%	100.0%

Net operating income	$101,508	$80,209	$8,780	$32,915	$71,202	$294,614

% of Grand Totals	34.45%	27.23%	2.98%	11.17%	24.17%	100.0%

For the three months ended March 31, 2012:

	Boston	New York	Princeton	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$140,217	$117,589	$14,850	$50,664	$90,398	$413,718
Office/Technical	6,389	—	—	52	4,092	10,533
Residential	883	—	—	—	3,598	4,481
Hotel	6,816	—	—	—	—	6,816

Total	154,305	117,589	14,850	50,716	98,088	435,548

% of Grand Totals	35.43%	27.00%	3.41%	11.64%	22.52%	100.0%
Rental Expenses:
Class A Office	57,636	38,429	7,358	19,486	27,442	150,351
Office/Technical	1,705	—	—	24	1,047	2,776
Residential	390	—	—	—	2,325	2,715
Hotel	6,099	—	—	—	—	6,099

Total	65,830	38,429	7,358	19,510	30,814	161,941

% of Grand Totals	40.65%	23.73%	4.54%	12.05%	19.03%	100.0%

Net operating income	$88,475	$79,160	$7,492	$31,206	$67,274	$273,607

% of Grand Totals	32.34%	28.93%	2.74%	11.40%	24.59%	100.0%

The following is a reconciliation of Net Operating Income to net income attributable to Boston Properties Limited Partnership:

	Three months ended March 31,
	2013	2012
Net Operating Income	$294,614	$273,607
Add:
Development and management services income	8,736	8,145
Income from unconsolidated joint ventures	8,721	11,721
Interest and other income	1,471	1,646
Gains from investments in securities	735	801
Gains from early extinguishments of debt	—	767
Income from discontinued operations	61	570
Gain on forgiveness of debt from discontinued operations	20,736	—
Less:
General and administrative expense	43,571	27,619
Transaction costs	443	2,104
Depreciation and amortization expense	118,551	106,408
Interest expense	100,433	103,237
Impairment loss	4,401	—
Impairment loss from discontinued operations	2,852	—
Noncontrolling interest in property partnerships	2,574	546
Noncontrolling interest—redeemable preferred units	1,326	801

Net income attributable to Boston Properties Limited Partnership	$60,923	$56,542

12. Subsequent Events

On April 1, 2013, the Company was designated as the Owner’s Representative by Harvard Planning and Project Management to provide development management services for the new Health and Life Sciences Facility.

On April 1, 2013, the Company used available cash to repay the mortgage loan collateralized by its 140 Kendrick Street property located in Needham, Massachusetts totaling approximately $47.6 million. The mortgage loan bore interest at a fixed rate of 7.51% per annum and was scheduled to mature on July 1, 2013. There was no prepayment penalty.

On April 2, 2013, Boston Properties, Inc. issued 24,231 LTIP units, 38,926 2013 MYLTIP Units and 50,847 non-qualified stock options under the 2012 Plan to Owen D. Thomas, Boston Properties, Inc.‘s new Chief Executive Officer, pursuant to his employment agreement.

On April 4, 2013, a joint venture in which the Company has a 50% interest obtained construction financing collateralized by its Annapolis Junction Building Seven development project located in Annapolis, Maryland totaling $22.0 million. The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on April 4, 2016, with two, one-year extension options, subject to certain conditions.

On April 10, 2013, the Company acquired the Mountain View Research Park and Mountain View Technology Park properties from its Value-Added Fund for an aggregate purchase price of approximately $233.5 million. In conjunction with the acquisition, the Value-Added Fund repaid the mortgage loans collateralized by the Mountain View Research Park and Mountain View Technology Park properties totaling approximately $90.0 million and $20.0 million, respectively, as well as the outstanding loans payable to the Company totaling approximately $8.6 million and $3.7 million, respectively.

On April 10, 2013, a joint venture in which the Company has a 60% interest executed a binding contract for the sale of its 125 West 55th Street property located in New York City for a sale price of $470.0 million, subject to the assumption by the buyer of the mortgage loan collateralized by the property totaling approximately $199.0 million. 125 West 55th Street is a Class A office property totaling approximately 588,000 net rentable square feet. The sale price for the property exceeds its carrying value. The sale is subject to the satisfaction of customary closing conditions and there can be no assurance that the sale will be consummated on the terms currently contemplated, or at all.

On April 11, 2013, the Company completed a public offering of $500.0 million in aggregate principal amount of its 3.125% senior unsecured notes due 2023. The notes were priced at 99.379% of the principal amount to yield an effective rate (including financing fees) of 3.279% to maturity. The notes will mature on September 1, 2023, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $492.5 million after deducting underwriting discounts and transaction expenses.

On April 15, 2013, the Company announced that holders of its 3.75% Exchangeable Senior Notes due 2036 (the “Notes”) have the right to surrender their Notes for purchase by the Company (the “Put Right”) on May 18, 2013. The opportunity to exercise the Put Right will expire at 5:00 p.m., New York City time, on May 13, 2013. On April 15, 2013, the Company also announced that it had issued a notice of redemption to the holders of the Notes to redeem, on May 18, 2013 (the “Redemption Date”), all of the Notes outstanding on the Redemption Date. In connection with the redemption, holders of the Notes have the right to exchange their Notes prior to 5:00 p.m., New York City time, on May 16, 2013. Notes with respect to which the Put Right is not exercised (or is exercised and subsequently withdrawn) and that are not surrendered for exchange prior to 5:00 p.m., New York City time, on May 16, 2013, will be redeemed by the Company at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest thereon to, but excluding, the Redemption Date. As of April 30, 2012, there was approximately $450.0 million aggregate principal amount of the Notes outstanding.

On April 25, 2013, the Company commenced construction of its 601 Massachusetts Avenue development project totaling approximately 478,000 net rentable square feet located in Washington, DC.

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

Leasing activity in our portfolio during the first quarter of 2013 was stable with approximately 927,000 square feet of leases signed covering vacant space, extensions and expansions and pre-leasing for our development projects. With leases covering approximately 1.3 million square feet, or approximately 3.2% (excluding 601 Massachusetts Avenue, which will be removed from service for redevelopment) of the space in our portfolio, expiring in 2013, we are well positioned to cover our maturing leases and improve our occupancy. Each of the markets in which we operate has varying degrees of opportunities and challenges as described below:

In the midtown Manhattan market, overall leasing activity during the first quarter of 2013 was slow. However, we have experienced a meaningful increase in demand since the beginning of March from smaller tenants seeking high-quality space. Users for larger blocks of space continue to see headcount reductions and, as their leases expire, are leasing less space, contributing to the additional supply in the market. The number of large lease expirations (200,000 square feet or more) is limited in 2013-2016. Activity in our portfolio has improved with occupancy improving by 80 basis points from the end of 2012 to approximately 94.5% leased as of March 31, 2013, with little near-term lease expirations. Our 250 West 55th Street development project is currently 46% pre-leased and we are targeting full and multi-floor users of less than 100,000 square feet.

In our Washington, DC region, the overall leasing activity continues to be slow and public sector and defense contractor demand has been adversely impacted by continued federal budgetary uncertainty, sequestration and the reductions in discretionary spending programs. However, our portfolio continues to have stable occupancy at approximately 95% with modest rollover /exposure through 2013 of approximately 3.3% (excluding 601 Massachusetts Avenue, which will be removed from service for redevelopment). On April 25, 2013, we commenced construction of 601 Massachusetts Avenue, an approximately 478,000 square foot office building, which is 79% pre-leased.

In the Boston region, the expansion of the life sciences and technology industry is positively impacting each of the submarkets in which we operate. Our assets in the Boston Central Business District (“CBD”) are 97.6% leased. Demand for space in the Boston CBD market has moderated after a period of strong activity in late 2012 that reduced market vacancy rates to the low teens. We continue to see a trend of migration to the CBD market from the suburbs and a tightening of the Cambridge market. The East Cambridge submarket remains healthy with vacancy rates below 10% and rising rental rents. Our Cambridge portfolio is 100% leased with no material expirations until 2014. In the suburbs of Boston along Route 128, we are also benefiting from the strong tenant demand in the life sciences industry with the completion of 375,000 square feet of leases since the end of 2012. Our suburban portfolio is approximately 78% leased with approximately 1.1 million square feet of availability and improving activity.

The San Francisco CBD and Silicon Valley submarkets continue to benefit from business expansion and job growth, particularly from strong demand in the technology sector. This is evidenced by positive absorption, lower vacancy and increasing rental rents. During the first quarter of 2013, we added to our future development opportunities with the acquisition of land that can support the development of Transbay Tower, a 60-story, 1.4 million square foot office tower. In addition, we acquired and commenced the development of 535 Mission Street, an approximately 307,000 square foot Class A office building in San Francisco, California, estimated to be completed in 2014.

The table below details the leasing activity during the three months ended March 31, 2013:

Three Months Ended March 31, 2013
Total Square Feet
Vacant space available at the beginning of the period	3,501,253
Property dispositions/properties taken out of service	(32,148)
Properties acquired vacant space	—
Properties placed in-service	374,909
Leases expiring or terminated during the period	871,018

Total space available for lease	4,715,032

1st generation leases	281,598
2nd generation leases with new tenants	538,616
2nd generation lease renewals	475,303

Total space leased	1,295,517

Vacant space available for lease at the end of the period	3,419,515

Second generation leasing information: (1)
Leases commencing during the period, in square feet	1,013,919
Average Lease Term	119 Months
Average Free Rent Period	94 Days
Total Transaction Costs Per Square Foot (2)	$37.81
Increase / (decrease) in Gross Rents (3)	(2.45)%
Increase / (decrease) in Net Rents (4)	(4.17)%

(1)	Second generation leases are defined as leases for space that had previously been under lease by the Company. Of the 1,013,919 square feet of second generation leases that commenced during the three months ended March 31, 2013, 626,473 square feet were signed in prior periods.
(2)	Total transaction costs include tenant improvements and leasing commissions and exclude free rent concessions.
(3)	Represents the increase/(decrease) in gross rent (base rent plus expense reimbursements) on the new vs. expired leases on the 910,778 square feet of second generation leases (1) that had been occupied within the prior 12 months and (2) for which the new lease term is greater than six months.
(4)	Represents the increase/(decrease) in net rent (gross rent less operating expenses) on the new vs. expired leases on the 910,778 square feet of second generation leases (1) that had been occupied within the prior 12 months and (2) for which the new lease term is greater than six months.

From April 1, 2013 to December 31, 2013, leases representing approximately 3.2% of the space at our properties expire (excluding 601 Massachusetts Avenue, which will be removed from service for redevelopment). As these leases expire, assuming no further change in current market rental rates, we expect that the rental rates we are likely to achieve on new leases will generally be greater than the rates currently being paid.

We believe the successful lease-up and completion of our development pipeline will enhance our long-term return on equity and earnings growth as these developments are placed in-service through 2015. In the first quarter of 2013, we fully placed in-service Two Patriots Park in Reston, Virginia, 500 North Capitol Street in Washington, DC and Annapolis Junction Building Six in Annapolis, Maryland. In addition, during the third quarter of 2013, we expect to fully place in-service Seventeen Cambridge Center and the Cambridge Center Connector in Cambridge, Massachusetts, which are currently 100% leased with an aggregate estimated investment of approximately $111 million.

We believe the development of well-positioned office buildings is justified in many of our submarkets where tenants have shown demand for high-quality construction, modern design, efficient floor plates and sustainable features. Each of our development projects underway is pre-certified USGB LEED Silver or higher. Our current development pipeline, including 601 Massachusetts Avenue, totals approximately 3.0 million square feet with a total projected investment of approximately $2.2 billion.

During the first quarter of 2013, we acquired the last remaining parcel of land in the urban core of Reston Town Center in Reston, Virginia for approximately $27 million. In addition, on April 10, 2013, we acquired the properties in the Mountain View Research and Technology Parks from the Value-Added Fund for an aggregate purchase price of approximately $233.5 million.

Given investor demand in the current low interest rate environment for assets with long-term leases and creditworthy tenants, we are reviewing our portfolio to identify properties that may have limited short or medium-term opportunity for cash flow growth as potential sales candidates. We have begun to execute on this strategy and, during 2013, a joint venture in which we have a 60% interest, entered into a binding contract to sell 125 West 55th Street in New York City for $470 million and we entered into a binding contract to sell 303 Almaden Boulevard in San Jose, California, for $40 million. Aggregate asset sales during 2013 may approach or exceed $1 billion.

We maintain substantial liquidity including available cash, as of May 1, 2013, of approximately $1.0 billion and approximately $740 million available under our $750 million Unsecured Line of Credit. During 2013, we raised net proceeds of approximately $686.5 million by Boston Properties, Inc. issuing $200 million of 5.25% Series B Cumulative Redeemable Preferred Stock and $500 million aggregate principal amount of 3.125% senior unsecured notes due 2023. Our funding requirements include (1) $450 million of 3.75% exchangeable senior notes due 2036, which are redeemable in May 2013, (2) $0.9 billion of our development pipeline remains to be funded through 2015 (including 601 Massachusetts Avenue and $38 million of pre-development cost for Transbay Tower) and (3) $747.5 million of our 3.625% exchangeable senior notes due February 2014. We have access to multiple sources of capital, including public debt and equity markets, secured debt markets and potential asset sales to fund the foregoing as well as future capital requirements.

Transactions during the three months ended March 31, 2013 included the following:

•

On January 7, 2013, we signed a 20-year lease with the General Services Administration for 100% of our approximately 182,000 net rentable square foot previously vacant Three Patriots Park property located in Reston, Virginia.

•

On January 28, 2013, Boston Properties, Inc.‘s Compensation Committee approved a new equity-based, multi-year, long-term incentive program (the “2013 MYLTIP”) in lieu of a 2013 Outperformance Plan as a performance-based component of our overall compensation program. Under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 718 “Compensation—Stock Compensation,” the 2013 MYLTIP has an aggregate value of approximately $8.1 million, which amount will generally be amortized into earnings over the five-year plan period under the graded vesting method.

•

On February 5, 2013, we used available cash to repay the mortgage loan collateralized by our Kingstowne One property located in Alexandria, Virginia totaling approximately $17.0 million. The mortgage loan bore interest at a fixed rate of 5.96% per annum and was scheduled to mature on May 5, 2013. There was no prepayment penalty.

•

On February 6, 2013, we completed the acquisition of 535 Mission Street, a development site, in San Francisco, California for an aggregate purchase price of approximately $71.0 million in cash, including work completed and materials purchased to date. When completed, 535 Mission Street will consist of a 27-story, Class A office tower with approximately 307,000 net rentable square feet of office and retail space. We have commenced development of the project.

•

On February 7, 2013, our partner in the Transbay Tower joint venture issued a notice that it was electing under the joint venture agreement to reduce its nominal ownership interest in the venture from 50% to 5%. On February 26, 2013, we issued a notice to the partner electing to proceed with the venture on that basis. As a result, we have a 95% nominal interest in, and are now consolidating, the joint venture.On March 26, 2013, the consolidated joint venture completed the acquisition of a land parcel in San Francisco, California which will support a 60-story, 1.4 million square foot office tower known as Transbay Tower. The purchase price for the land was approximately $192.0 million.

•

On February 20, 2013, the foreclosure sale of our Montvale Center property was ratified by the court. As a result of the ratification, the mortgage loan totaling $25.0 million was extinguished and the related obligations were satisfied with the transfer of the real estate resulting in the recognition of a gain on forgiveness of debt totaling approximately $20.7 million during the first quarter of 2013. The operating results of the property through the date of ratification have been classified as discontinued operations on a historical basis for all periods presented.

•

On February 28, 2013, a joint venture in which we have a 50% interest completed and fully placed in-service Annapolis Junction Building Six, a Class A office property with approximately 119,000 net rentable square feet located in Annapolis, Maryland. The property is currently 49% leased.

•

On March 11, 2013, we announced that Owen D. Thomas would succeed Mortimer B. Zuckerman as Boston Properties, Inc.‘s Chief Executive Officer, effective April 2, 2013. Mr. Zuckerman will continue to serve as Executive Chairman for a transition period and thereafter will continue to serve as the Non-Executive Chairman of the Board of Boston Properties, Inc. In connection with succession planning, Mr. Zuckerman entered into a Transition Benefits Agreement with Boston Properties, Inc. to recognize his extraordinary services previously rendered and ensure a well-managed transition. If Mr. Zuckerman remains employed by Boston Properties, Inc. through July 1, 2014, he will be entitled to receive on January 1, 2015 a lump sum cash payment of $6.7 million and an equity award with a targeted value of approximately $11.1 million. The cash payment and equity award vest one-third on each of March 10, 2013, October 1, 2013 and July 1, 2014, subject to acceleration in certain circumstances. As a result, we recognized approximately $6.6 million of compensation expense in the first quarter of 2013. We expect to recognize the remaining approximately $11.2 million of compensation expense over the remaining vesting period and, accordingly, expect to expense approximately $2.6 million in each of the 2nd and 3rd quarters of 2013 and approximately $2.0 million in the 4th quarter of 2013 and each of the 1st and 2nd quarters of 2014. In addition, the agreement provides that if Mr. Zuckerman terminates his employment with Boston Properties, Inc. for any reason, voluntarily or involuntarily, he will become fully vested in any outstanding equity awards with time-based vesting. As a result, during the first quarter of 2013, we accelerated the remaining approximately $12.9 million of stock-based compensation expense associated with Mr. Zuckerman’s unvested long-term equity awards.

•

On March 22, 2013, we completed and fully placed in-service Two Patriots Park, a Class A office redevelopment project with approximately 256,000 net rentable square feet located in Reston, Virginia. The property is 100% leased.

•

On March 27, 2013, Boston Properties, Inc. completed an underwritten public offering of 80,000 shares (8,000,000 depositary shares, each representing 1/100th of a share) of its newly designated 5.25% Series B Cumulative Redeemable Preferred Stock, at a price of $2,500.00 per share ($25.00 per depositary share). The net proceeds from this offering were approximately $194 million, after deducting the underwriting discount and transaction expenses, and were contributed to us in exchange for 80,000 Series B Preferred Units.

•

On March 28, 2013, we executed a binding contract for the sale of our 303 Almaden Blvd. property located in San Jose, California for a sale price of $40.0 million. 303 Almaden Blvd. is a Class A office property totaling approximately 158,000 net rentable square feet. The carrying value of the property exceeds its net sale price and as a result we have recognized an impairment loss totaling approximately $2.9 million during the first quarter of 2013, which is excluded from Funds from Operations, or FFO in accordance with NAREIT’s definition. The sale is subject to the satisfaction of customary closing conditions and there can be no assurances that the sale will be consummated on the terms currently contemplated, or at all. The impairment loss and operating results of this property through the execution date of the binding contract have been classified as discontinued operations on a historical basis for all periods presented. In addition, we recognized an impairment loss of approximately $4.4 million, which is included in FFO, to reduce the carrying value of our adjacent Almaden land parcel in San Jose, California to its estimated fair market value at March 31, 2013.

•

On March 29, 2013, we completed the acquisition of a parcel of land located in Reston, Virginia for a purchase price of approximately $27.0 million. The land parcel is commercially zoned for 250,000 square feet of office space.

•

On March 31, 2013, a joint venture in which we have a 30% interest completed and fully placed in-service 500 North Capitol Street, NW, a Class A office redevelopment project with approximately 231,000 net rentable square feet located in Washington, DC. The property is currently 84% leased.

Transactions completed subsequent to March 31, 2013:

•	On April 1, 2013, we were designated as the Owner’s Representative by Harvard Planning and Project Management to provide development management services for the new Health and Life Sciences Facility.

•

On April 1, 2013, we used available cash to repay the mortgage loan collateralized by our 140 Kendrick Street property located in Needham, Massachusetts totaling approximately $47.6 million. The mortgage loan bore interest at a fixed rate of 7.51% per annum and was scheduled to mature on July 1, 2013. There was no prepayment penalty.

•

On April 2, 2013, we issued 24,231 LTIP units, 38,926 2013 MYLTIP Units and 50,847 non-qualified stock options under the 2012 Plan to Owen D. Thomas, Boston Properties, Inc.‘s new Chief Executive Officer, pursuant to his employment agreement.

•

On April 4, 2013, a joint venture in which we have a 50% interest obtained construction financing collateralized by its Annapolis Junction Building Seven development project located in Annapolis, Maryland totaling $22.0 million. The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on April 4, 2016, with two, one-year extension options, subject to certain conditions.

•

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from the Value-Added Fund for an aggregate purchase price of approximately $233.5 million. In conjunction with the acquisition, the Value-Added Fund repaid the mortgage loans collateralized by the Mountain View Research Park and Mountain View Technology Park properties totaling approximately $90.0 million and $20.0 million, respectively, as well as, the outstanding loans payable to us totaling approximately $8.6 million and $3.7 million, respectively.

•

On April 10, 2013, a joint venture in which we have a 60% interest executed a binding contract for the sale of its 125 West 55th Street property located in New York City for a sale price of $470.0 million, subject to the assumption by the buyer of the mortgage loan collateralized by the property totaling approximately $199.0 million. 125 West 55th Street is a Class A office property totaling approximately 588,000 net rentable square feet. The sale price for the property exceeds its carrying value. The sale is subject to the satisfaction of customary closing conditions and there can be no assurances that the sale will be consummated on the terms currently contemplated, or at all.

•

On April 11, 2013, we completed a public offering of $500.0 million in aggregate principal amount of 3.125% senior unsecured notes due 2023. The notes were priced at 99.379% of the principal amount to yield an effective rate (including financing fees) of 3.279% to maturity. The notes will mature on September 1, 2023, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $492.5 million after deducting underwriting discounts and transaction expenses.

•

On April 15, 2013, we announced that holders of our 3.75% Exchangeable Senior Notes due 2036 (the “Notes”) have the right to surrender their Notes for purchase by us (the “Put Right”) on May 18, 2013. The opportunity to exercise the Put Right will expire at 5:00 p.m., New York City time, on May 13, 2013. On April 15, 2013, we also announced that we issued a notice of redemption to the holders of the Notes to redeem, on May 18, 2013 (the “Redemption Date”), all of the Notes outstanding on the Redemption Date. In connection with the redemption, holders of the Notes have the right to exchange their Notes prior to 5:00 p.m., New York City time, on May 16, 2013. Notes with respect to which the Put Right is not exercised (or is exercised and subsequently withdrawn) and that are not surrendered for exchange prior to 5:00 p.m., New York City time, on May 16, 2013, will be redeemed by us at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest thereon to, but excluding, the Redemption Date. As of April 30, 2012, there was approximately $450.0 million aggregate principal amount of the Notes outstanding.

•

On April 25, 2013, we commenced construction of our 601 Massachusetts Avenue development project totaling approximately 478,000 net rentable square feet located in Washington, DC. The project is currently approximately 79% pre-leased.

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

Real Estate

Upon acquisitions of real estate, we assess the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-” and “below-market” leases, leasing and assumed financing origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities, and allocates the purchase price to the acquired assets and assumed liabilities, including land and buildings as if vacant. We assess and considers fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that we deem appropriate, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.

The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenant’s credit quality and expectations of lease renewals. Based on our acquisitions to date, our allocation to customer relationship intangible assets has been immaterial.

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

Guidance in Accounting Standards Codification (“ASC”) 360 “Property Plant and Equipment” (“ASC 360”) requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by our Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that a sale of the property within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the asset, and the asset is written down to the lower of carrying value or fair market value.

Real estate is stated at depreciated cost. A variety of costs are incurred in the acquisition, development and leasing of properties. We expense costs that we incur to effect a business combination such as legal, due diligence and other closing related costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, internal wages, property taxes, insurance, and other project costs incurred during the period of development. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project commences and capitalization begins, and when a development project is substantially complete and held available for occupancy and capitalization must cease, involves a degree of judgment. Our capitalization policy on development properties is guided by guidance in ASC 835-20 “Capitalization of Interest” and ASC 970 “Real Estate-General.” The costs of land and buildings under development include specifically identifiable costs.

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

For the three months ended March 31, 2013, the impact of the net adjustments of rents from “above-” and “below-market” leases increased rental revenue by approximately $3.8 million. For the three months ended March 31, 2013, the impact of the straight-line rent adjustment increased rental revenue by approximately $15.9 million. Those amounts exclude the adjustment of rents from “above-” and “below-market” leases and straight-line income from unconsolidated joint ventures, which are disclosed in Note 4 to the Consolidated Financial Statements.

Our leasing strategy is generally to secure creditworthy tenants that meet our underwriting guidelines. Furthermore, following the initiation of a lease, we continue to actively monitor the tenant’s creditworthiness to ensure that all tenant related assets are recorded at their realizable value. When assessing tenant credit quality, we:

•	review relevant financial information, including:

•	financial ratios;

•	net worth;

•	revenue;

•	cash flows;

•	leverage; and

•	liquidity;

•	evaluate the depth and experience of the tenant’s management team; and

•	assess the strength/growth of the tenant’s industry.

As a result of the underwriting process, tenants are then categorized into one of three categories:

(1)	low risk tenants;

(2)	the tenant’s credit is such that we require collateral, in which case we:

•	require a security deposit or guaranty; and/or

•	reduce upfront tenant improvement investments; or

(3)	the tenant’s credit is below our acceptable parameters.

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

If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 6.9 years as of March 31, 2013. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

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

Results of Operations

The following discussion is based on our Consolidated Statement of Operations for the three months ended March 31, 2013 and 2012.

At March 31, 2013 and March 31, 2012, we owned or had interests in a portfolio of 157 and 153 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio are necessarily meaningful. Therefore, the comparison of operating results for the three months ended March 31, 2013 and 2012 show separately the changes attributable to the properties that were owned by us and in service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired or Development or Redevelopment Portfolios.

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

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income attributable to Boston Properties Limited Partnership, the most directly comparable GAAP financial measure, plus income attributable to noncontrolling interests, discontinued operations, depreciation and amortization, interest expense, impairment loss, transaction costs, general and administrative expense, less gains from early extinguishments of debt, gains from investments in securities, income from unconsolidated joint ventures, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 132 properties totaling approximately 34.2 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2012 and owned and in service through March 31, 2013. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after January 1, 2012 or disposed of on or prior to March 31, 2013. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended March 31, 2013 and 2012 with respect to the properties which were placed in-service, acquired or in development or redevelopment.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Total Property Portfolio
(dollars in thousands)	2013	2012	Increase/ (Decrease)	% Change	2013	2012	2013	2012	2013	2012	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$425,720	$413,690	$12,030	2.91%	$26,383	$3,358	$7,830	$4,147	$459,933	$421,195	$38,738	9.20%
Termination Income	476	485	(9)	(1.86)%	—	—	—	2,571	476	3,056	(2,580)	(84.42)%

Total Rental Revenue	426,196	414,175	12,021	2.90%	26,383	3,358	7,830	6,718	460,409	424,251	36,158	8.52%

Real Estate Operating Expenses	156,663	150,709	5,954	3.95%	10,638	1,432	2,586	986	169,887	153,127	16,760	10.95%

Net Operating Income, excluding hotel	269,533	263,466	6,067	2.30%	15,745	1,926	5,244	5,732	290,522	271,124	19,398	7.15%

Residential Net Operating Income (1)	2,845	1,766	1,079	61.10%					2,845	1,766	1,079	61.10%
Hotel Net Operating Income(1)	1,247	717	530	73.92%	—	—	—	—	1,247	717	530	73.92%

Consolidated Net Operating Income(1)	273,625	265,949	7,676	2.89%	15,745	1,926	5,244	5,732	294,614	273,607	21,007	7.68%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	8,736	8,145	591	7.26%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	43,571	27,619	15,952	57.76%
Transaction costs	—	—	—	—	—	—	—	—	443	2,104	(1,661)	(78.94)%
Impairment loss									4,401	—	4,401	100.00%
Depreciation and amortization	103,331	102,009	1,322	1.30%	12,292	1,434	2,928	2,965	118,551	106,408	12,143	11.41%

Total Other Expenses	103,331	102,009	1,322	1.30%	12,292	1,434	2,928	2,965	166,966	136,131	30,835	22.65%

Operating Income	170,294	163,940	6,354	3.88%	3,453	492	2,316	2,767	136,384	145,621	(9,237)	(6.34)%
Other Income:
Income from unconsolidated joint ventures									8,721	11,721	(3,000)	(25.60)%
Interest and other income									1,471	1,646	(175)	(10.63)%
Gains from investments in securities									735	801	(66)	(8.24)%
Gains from early extinguishments of debt									—	767	(767)	(100.00)%
Other Expenses:
Interest expense									100,433	103,237	(2,804)	(2.72)%

Income from continuing operations									46,878	57,319	(10,441)	(18.22)%
Discontinued operations:
Income from discontinued operations									61	570	(509)	(89.30)%
Gain on forgiveness of debt from discontinued operations									20,736	—	20,736	100.00%
Impairment loss from discontinued operations									(2,852)	—	(2,852)	(100.00)%

Net income									$64,823	$57,889	$6,934	11.98%
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships									(2,574)	(546)	(2,028)	(371.43)%
Noncontrolling interest—redeemable preferred units									(1,326)	(801)	(525)	(65.54)%

Net Income attributable to Boston Properties Limited Partnership									$60,923	$56,542	$4,381	7.75%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 41. Residential Net Operating Income for the three months ended March 31, 2013 and 2012 are comprised of Residential Revenue of $5,578 and $4,481 less Residential Expenses of $2,733 and $2,715, respectively. Hotel Net Operating Income for the three months ended March 31, 2013 and 2012 are comprised of Hotel Revenue of $8,291 and $6,816 less Hotel Expenses of $7,044 and $6,099, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio increased approximately $12.0 million for the three months ended March 31, 2013 compared to 2012. The increase was primarily the result of an increase of approximately $9.9 million in revenue from our leases, an increase in parking and other revenue of approximately $1.2 million and an increase in other recoveries of approximately $0.9 million. Rental revenue from our leases increased approximately $9.9 million as the result of our average revenue increasing by approximately $1.19 per square foot, contributing approximately $9.1 million coupled with an approximately $0.8 million increase due to an increase in average occupancy from 91.4% to 91.6%.

During 2013, we have seen improvement in our leasing activity which we expect will result in an increase of Same Property Portfolio net operating income of approximately 2% to 3% compared to 2012 and we are projecting occupancy to continue to improve and average between 92% and 93% for 2013.

Termination Income

Termination income decreased by approximately $9,000 for the three months ended March 31, 2013 compared to 2012.

Termination income for the three months ended March 31, 2013 related to six tenants across the Same Property Portfolio and totaled approximately $0.5 million.

Termination income for the three months ended March 31, 2012 related to nine tenants across the Same Property Portfolio and totaled approximately $0.5 million.

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio increased approximately $6.0 million for the three months ended March 31, 2013 compared to 2012 due primarily to (1) an increase of approximately $3.8 million, or 5.7%, in real estate taxes, which was primarily in our Boston and New York regions, (2) an increase of approximately $3.8 million in utilities expense, which was primarily due to an increase in the delivery rate for steam in the Boston region, (3) an increase of approximately $1.6 million, or 2.7% in other operating expenses, partially offset by an approximately $3.2 million cumulative non-cash straight-line adjustment for ground rent expense that occurred in 2012 and did not recur in 2013.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio increased approximately $1.3 million for the three months ended March 31, 2013 compared to 2012 due primarily to an approximately $2.3 million increase in depreciation expense for 601 Massachusetts Avenue as the result of the acceleration of depreciation expense during the three months ended March 31, 2013 in anticipation of the building being razed and, therefore, taken out of service for development partially offset by a decrease in depreciation expense of approximately $1.0 million across the remaining Same Property Portfolio.

Properties Acquired Portfolio

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

Rental Revenue

Rental revenue from our Properties Acquired Portfolio increased approximately $23.0 million for the three months ended March 31, 2013 compared to 2012, as detailed below:

Property	Date Acquired	Rental Revenue for the three months ended March 31,
		2013	2012	Change
		(in thousands)
453 Ravendale Drive	March 1, 2012	$151	$52	$99
100 Federal Street	March 13, 2012	17,140	3,306	13,834
Fountain Square	October 4, 2012	9,092	—	9,092

Total		$26,383	$3,358	$23,025

Real Estate Operating Expenses

Real estate operating expenses from our Properties Acquired Portfolio increased approximately $9.2 million for the three months ended March 31, 2013 compared to 2012, as detailed below:

Property	Date Acquired	Real Estate Operating Expenses for the three months ended March 31,
		2013	2012	Change
		(in thousands)
453 Ravendale Drive	March 1, 2012	$35	$24	$11
100 Federal Street	March 13, 2012	7,520	1,408	6,112
Fountain Square	October 4, 2012	3,083	—	3,083

Total		$10,638	$1,432	$9,206

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Acquired Portfolio increased by approximately $10.9 million for the three months ended March 31, 2013 compared to 2012 as a result of the acquisition of properties after March 31, 2012, as well as the additional depreciation expense incurred for the three months ended March 31, 2013 associated with 453 Ravendale Drive and 100 Federal Street that were acquired on March 1, 2012 and March 13, 2012, respectively, and, as a result, were not recognizing depreciation expense for the full three months ended March 31, 2012.

Properties Placed In-Service Portfolio

At March 31, 2013, we had three properties totaling approximately 878,000 square feet that were placed in-service or partially placed in-service between January 1, 2012 and March 31, 2013. One and Two Patriots Park is a two phase development project for a single tenant.

Rental Revenue

Rental revenue from our Properties Placed In-Service Portfolio increased approximately $1.1 million for the three months ended March 31, 2013 compared to 2012, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Rental Revenue for the three months ended March 31,
			2013	2012	Change
			(in thousands)
510 Madison Avenue	Second Quarter, 2011	Second Quarter, 2012	$5,511	$4,181	$1,330
One and Two Patriots Park	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II) (Phase I) and First Quarter, 2013 (Phase II)	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	2,319	2,537	(218)

Total			$7,830	$6,718	$1,112

Termination Income

Included in rental revenue above is approximately $2.6 million of termination income for the three months ended March 31, 2012 related to lease amendments we signed on July 1, 2011 with the existing tenant at our three-building complex on Sunrise Valley Drive in Reston, Virginia. Under the amendments, the existing tenant terminated early its leases for approximately 523,000 square feet at the complex and was responsible for certain payments to us aggregating approximately $15.7 million. During the three months ended March 31, 2012, we recognized the remaining approximately $2.6 million of termination income related to these agreements.

Real Estate Operating Expenses

Real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $1.6 million for the three months ended March 31, 2013 compared to 2012, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Real Estate Operating Expenses for the three months ended March 31,
			2013	2012	Change
			(in thousands)
510 Madison Avenue	Second Quarter, 2011	Second Quarter, 2012	$1,799	$973	$826
One and Two Patriots Park	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	787	13	774

Total			$2,586	$986	$1,600

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Placed In-Service Portfolio decreased by approximately $37,000 for the three months ended March 31, 2013 compared to 2012. This decrease was the result of an approximately $1.8 million increase in depreciation expense at 510 Madison Avenue and One Patriots Park offset by an approximately $1.8 million decrease in depreciation expense for Two Patriots Park as the result of the acceleration of depreciation expense during the three months ended March 31, 2012 in conjunction with the building being taken out of service for redevelopment.

Other Operating Income and Expense Items

Residential Net Operating Income

Net operating income for our residential properties increased by approximately $1.1 million for the three months ended March 31, 2013 compared to 2012.

The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf and the Residences on The Avenue for the three months ended March 31, 2013 and 2012.

	The Lofts at Atlantic Wharf			Residences on The Avenue
	2013	2012	Percentage Change	2013	2012	Percentage Change
Physical Occupancy (1)	98.8%	93.0%	6.2%	92.7%	87.2%	6.3%
Economic Occupancy (2)	99.1%	87.2%	13.7%	92.4%	76.2%	21.3%
Average Rental Rate (3)	$3,781	$3,664	3.2%	$3,365	$3,201	5.1%
Average Rental Rate Per Occupied Square Foot	$4.19	$4.14	1.2%	$4.12	$3.92	5.1%

(1)	Physical occupancy is defined as the number of occupied units divided by the total number of units, expressed as a percentage.
(2)	Economic Occupancy is defined as total possible revenue less vacancy loss as a percentage of total possible revenue. Total possible revenue is determined by valuing occupied units at contract rates and vacant units at Market Rents. Market Rents used by us in calculating Economic Occupancy are based on the current market rates set by the managers of our residential properties based on their experience in renting their residential property’s units and publicly available market data. Trends in market rents for a region as reported by others could vary. Market Rents for a period are based on the average Market Rents during that period and do not reflect any impact for cash concessions.
(3)	Average Rental Rates are calculated by us as rental revenue in accordance with GAAP, divided by the weighted average number of occupied units.

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property increased by approximately $0.5 million for the three months ended March 31, 2013 compared to 2012. We expect our hotel net operating income for fiscal 2013 to be between $10 million and $11 million.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the three months ended March 31, 2013 and 2012.

	2013	2012	Percentage Change
Occupancy	73.5%	75.3%	(2.4)%
Average daily rate	$194.79	$182.66	6.6%
Revenue per available room, REVPAR	$143.17	$137.58	4.1%

Development and Management Services

Development and management services income increased approximately $0.6 million for the three months ended March 31, 2013 compared to 2012. The increase was primarily due to an increase in development fee income of approximately $1.0 million partially offset by a decrease in management fee income of approximately $0.4 million. The increase in development fees is primarily due to an increase in fees associated with tenant improvement project management partially offset by a decrease in the development fees related to third-party project development in our Washington, DC region. The decrease in management fees is due primarily to a decrease in asset, commission and legal management fees. We expect fee income for fiscal 2013 to be between $27 million and $31 million.

General and Administrative

General and administrative expenses increased approximately $16.0 million for the three months ended March 31, 2013 compared to 2012. On March 11, 2013, we announced that Owen D. Thomas would succeed Mortimer B. Zuckerman as Boston Properties, Inc.‘s Chief Executive Officer, effective April 2, 2013. Mr. Zuckerman will continue to serve as Executive Chairman for a transition period and thereafter will continue to serve as the Non-Executive Chairman of the Board of Boston Properties, Inc. In connection with succession planning, Mr. Zuckerman entered into a Transition Benefits Agreement with Boston Properties, Inc. to recognize his extraordinary services previously rendered and ensure a well-managed transition. If Mr. Zuckerman remains employed by Boston Properties, Inc. through July 1, 2014, he will be entitled to receive on January 1, 2015 a lump sum cash payment of $6.7 million and an equity award with a targeted value of approximately $11.1 million. The cash payment and equity award vest one-third on each of March 10, 2013, October 1, 2013 and July 1, 2014, subject to acceleration in certain circumstances. As a result, we recognized approximately $6.6 million of compensation expense in the first quarter of 2013. We expect to recognize the remaining approximately $11.2 million of compensation expense over the remaining vesting period and, accordingly, expect to expense approximately $2.6 million in each of the 2nd and 3rd quarters of 2013 and approximately $2.0 million in the 4th quarter of 2013 and each of the 1st and 2nd quarters of 2014. In addition, the agreement provides that if Mr. Zuckerman terminates his employment with Boston Properties, Inc. for any reason, voluntarily or involuntarily, he will become fully vested in any outstanding equity awards with time-based vesting. As a result, during the first quarter of 2013, we accelerated the remaining approximately $12.9 million of stock-based compensation expense associated with Mr. Zuckerman’s unvested long-term equity awards. In addition, other general and administrative expenses increased by approximately $1.0 million. These increases were partially offset by our recognition of approximately $4.5 million of expense during the first quarter of 2012 in connection with the resignation of E. Mitchell Norville, Boston Properties, Inc.‘s Chief Operating Officer, on February 29, 2012, which did not recur in 2013. Inclusive of all of the charges stated above, we expect our fiscal 2013 general and administrative expense to be between $106 million and $108 million.

Wages directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Capitalized wages for the three months ended March 31, 2013 and 2012 were approximately $2.8 million and $2.7 million, respectively. These costs are not included in the general and administrative expenses discussed above.

Transaction Costs

During the three months ended March 31, 2013, we incurred approximately $0.4 million of transaction costs which related to Transbay Tower in San Francisco, California. During the three months ended March 31, 2012, we incurred approximately $2.1 million of transaction costs of which approximately $0.6 million related to the acquisition of 100 Federal Street in Boston, Massachusetts and $1.5 million related to the pursuit of other deals.

Impairment Loss

On March 28, 2013, we executed a binding contract for the sale of our 303 Almaden Blvd. property located in San Jose, California for a sale price of $40.0 million. The pending sale of this asset caused us to evaluate our strategy for development of the adjacent Almaden land parcel which can accommodate approximately 840,000 square feet of office development. Based on a shorter than expected hold period we have recognized an impairment loss of approximately $4.4 million to reduce the carrying value to its estimated fair market value at March 31, 2013.

Other Income and Expense Items

Income from Unconsolidated Joint Ventures

For the three months ended March 31, 2013 compared to 2012, income from unconsolidated joint ventures decreased by approximately $3.0 million of which approximately $3.4 million of the decrease was due to a decrease in net operating income from 767 Fifth Avenue (the GM Building) and 540 Madison Avenue due to lease expirations and terminations which occurred during 2012, partially offset by an increase of which approximately $0.4 million came from our other unconsolidated joint ventures.

For fiscal 2013, we anticipate our income from unconsolidated joint ventures to be approximately $30 million to $35 million, which includes approximately $80 million of depreciation expense, and to contribute approximately $110 million to $115 million to FFO. The consolidation of the Mountain View properties on April 10, 2013 and anticipated sale of 125 West 55th Street are expected to reduce 2013 FFO by approximately $10.3 million.

Interest and Other Income

Interest and other income decreased approximately $0.2 million for the three months ended March 31, 2013 compared to 2012 as a result of decreased average cash balances. The average cash balance for the three months ended March 31, 2013 and March 31, 2012 was approximately $0.9 billion and $1.3 billion, respectively.

Gains from Investments in Securities

Gains from investments in securities for the three months ended March 31, 2013 and 2012 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for Boston Properties, Inc.‘s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to our officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the three months ended March 31, 2013 and 2012, we recognized gains of approximately $0.7 million and $0.8 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $0.8 million and $0.8 million during the three months ended March 31, 2013 and 2012, respectively, as a result of increases in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.

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

Interest Expense

Interest expense decreased approximately $2.8 million for the three months ended March 31, 2013 compared to 2012 as detailed below:

Component	Change in interest expense for the three months ended March 31, 2013 compared to March 31, 2012
(in thousands)
Increases to interest expense due to:
Issuance of $1.0 billion in aggregate principal of 3.850% senior notes due 2023 on June 11, 2012	$9,668
New mortgage/properties placed in-service financings	1,523

Total increases to interest expense	$11,191

Decreases to interest expense due to:
Redemption of $225.0 million in aggregate principal of 6.25% senior notes due 2013	$(3,538)
Increase in capitalized interest	(3,217)
Repurchases/redemption of $576.2 million in aggregate principal of 2.875% exchangeable senior notes due 2037	(3,053)
Repayment of mortgage financings	(2,736)
Interest expense associated with the adjustment for the equity component allocation of our unsecured exchangeable debt	(1,106)
Other interest expense (excluding senior notes)	(345)

Total decreases to interest expense	$(13,995)

Total change in interest expense	$(2,804)

The following property is included in the new mortgages/properties placed in-service financings line item: Fountain Square. The following properties are included in the repayment of mortgage financings line item: Bay Colony Corporate Center, One Freedom Square, Sumner Square and Kingstowne One. As properties are placed in-service, we cease capitalizing interest and interest is then expensed.

Interest expense directly related to the development of rental properties is not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Interest capitalized for the three months ended March 31, 2013 and 2012 was approximately $14.4 million and $11.2 million, respectively. These costs are not included in the interest expense referenced above.

We anticipate net interest expense for 2013 will be $374 million to $380 million. This estimate assumes $67 million to $73 million of capitalized interest. This estimate assumes that we will not incur any additional indebtedness, make additional prepayments or repurchase of existing indebtedness and that there will not be any fluctuations in interest rates or any changes in our development activity.

At March 31, 2013, our variable rate debt consisted of our $750.0 million Unsecured Line of Credit. For a summary of our consolidated debt as of March 31, 2013 and March 31, 2012 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Discontinued Operations

On February 20, 2013, the foreclosure sale of our Montvale Center property was ratified by the court. As a result of the ratification, the mortgage loan totaling $25.0 million was extinguished and the related obligations were satisfied with the transfer of the real estate resulting in the recognition of a gain on forgiveness of debt totaling approximately $20.7 million during the first quarter of 2013. The operating results of the property through the date of ratification have been classified as discontinued operations on a historical basis for all periods presented.

On March 28, 2013, we executed a binding contract for the sale of our 303 Almaden Blvd. property located in San Jose, California for a sale price of $40.0 million. 303 Almaden is a Class A office property totaling approximately 158,000 net rentable square feet. The carrying value of the property exceeds its net sale price and as a result we have recognized an impairment loss totaling approximately $2.9 million during the first quarter of 2013. The sale is subject to the satisfaction of customary closing conditions and there can be no assurances that the sale will be consummated on the terms currently contemplated, or at all. The impairment loss and operating results of this property through the execution date of the binding contract have been classified as discontinued operations on a historical basis for all periods presented.

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

Noncontrolling interests in property partnerships

Noncontrolling interests in property partnerships increased by approximately $2.0 million for the three months ended March 31, 2013 compared to 2012. Noncontrolling interests in property partnerships consisted of the outside owner’s equity interest in the net income (loss) from our 505 9th Street and Fountain Square operational properties and our Transbay Tower development venture as of March 31, 2013 and only included 505 9th Street as of March 31, 2012.

On February 7, 2013, our partner in the Transbay Tower joint venture issued a notice that it was electing under the joint venture agreement to reduce its nominal ownership interest in the venture from 50% to 5%. On February 26, 2013, we issued a notice to the partner electing to proceed with the venture on that basis. As a result, we have a 95% nominal interest in, and are now consolidating, the joint venture.

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

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	redeem or meet repurchase obligations in May 2013 with respect to $450.0 million of our 3.750% exchangeable senior notes due 2036;

•	redeem $747.5 million of our 3.625% exchangeable senior notes due February 2014;

•	fund capital expenditures, including major renovations, tenant improvements and leasing costs;

•	fund development costs;

•	fund possible property acquisitions; and

•	make the minimum distribution required to enable Boston Properties, Inc. to maintain its REIT qualification under the Internal Revenue Code of 1986, as amended.

We expect to satisfy these needs using one or more of the following:

•	cash flow from operations;

•	distribution of cash flows from joint ventures;

•	cash and cash equivalent balances;

•	contributions of proceeds from issuances of Boston Properties, Inc.’s equity securities and/or proceeds from issuances of additional preferred or common units;

•	our Unsecured Line of Credit or other short-term bridge facilities;

•	construction loans;

•	long-term secured and unsecured indebtedness (including unsecured exchangeable indebtedness); and

•	sales of real estate.

We draw on multiple financing sources to fund our long-term capital needs. Our Unsecured Line of Credit is utilized primarily as a bridge facility to fund acquisition opportunities, refinance outstanding indebtedness and meet short-term development and working capital needs. Although we generally seek to fund our development projects with construction loans, which may be guaranteed by us, the financing for each particular project ultimately depends on several factors, including, among others, the project’s size and duration, the extent of pre-leasing, our available cash and our access to cost effective capital at the given time.

The following table presents information on properties under construction as of March 31, 2013 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Square feet	Investment to Date (1)	Estimated Total Investment (1)	Percentage Leased (2)

Office

Seventeen Cambridge Center	Third Quarter, 2013	Cambridge, MA	1	195,191	$71,368	$86,300	100%

Cambridge Center Connector(3)	Third Quarter, 2013	Cambridge, MA	—	42,500	12,723	24,600	100%

Annapolis Junction Building Seven (50% ownership)(4)	Fourth Quarter, 2014	Annapolis, MD	1	125,000	5,904	16,050	—%

680 Folsom Street	Third Quarter, 2015	San Francisco, CA	2	522,000	210,018	340,000	85%

250 West 55th Street(5)	Fourth Quarter, 2015	New York, NY	1	989,000	758,693	1,050,000	46%

535 Mission Street	Third Quarter, 2016	San Francisco, CA	1	307,000	72,464	215,000	—%

Total Office Properties under Construction			6	2,180,691	$1,131,170	$1,731,950	52%

Residential

The Avant at Reston Town Center (359 units)	Fourth Quarter, 2015	Reston, VA	1	355,668	$78,209	$137,250	N/A

Total Properties under Construction			7	2,536,359	$1,209,379	$1,869,200	52%

(1)	Represents our share. Includes net revenue during lease up period, acquisition expenses and approximately $62.4 million of construction cost and leasing commission accruals.
(2)	Represents percentage leased as of May 1, 2013, includes leases with future commencement dates and excludes residential space.
(3)	This project is part of a lease expansion and extension for a tenant at Cambridge Center.
(4)	On April 4, 2013, the joint venture closed on a construction loan for this project.
(5)	Investment to Date excludes approximately $24.8 million of costs that were expensed in prior periods in connection with the suspension of development activities. Estimated Total Investment includes approximately $230 million of interest capitalization.

Contractual rental revenue, recoveries from tenants, other income from operations, available cash balances and draws on our Unsecured Line of Credit are our principal sources of capital used to pay operating expenses, debt service, recurring capital expenditures and the minimum distribution required to enable us to maintain our REIT qualification. We seek to maximize income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our property management, leasing, and development and construction businesses, as well as the sale of assets from time to time. We believe our revenue, together with our cash balances and proceeds from financing activities, will continue to provide the necessary funds for our short-term liquidity needs.

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

Since January 1, 2013, our capital activity included raising net proceeds of approximately $686.5 million by Boston Properties, Inc. issuing $200 million of 5.25% Series B Cumulative Redeemable Preferred Stock and $500 million aggregate principal amount of 3.125% senior unsecured notes due 2023, we repaid approximately $65 million of secured debt, and we called for redemption of our $450 million 3.75% exchangeable senior notes due 2036, which are redeemable in May 2013. In addition, we expect to refinance the loans secured by 540 Madison Avenue, 500 North Capitol Street and exercise a one year extension option for Annapolis Junction Building Six, which aggregate approximately $222 million (of which our share is approximately $105 million). Upon completion, these activities will raise over $900 million of capital to satisfy approximately $737 million of debt obligations (of which our share is approximately $620 million).

The completion of our ongoing developments, including 601 Massachusetts Avenue and approximately $38 million of pre-development costs for Transbay Tower, through late 2015 has remaining costs to fund of approximately $0.9 billion and is expected to be fully funded by cash and available draws from construction loans. We believe that our strong liquidity, including available cash as of May 1, 2013 of approximately $1.0 billion, the approximately $740 million available under our Unsecured Line of Credit and proceeds from potential asset sales provide sufficient capacity to meet our debt obligations and fund our remaining capital requirements on existing development projects, our foreseeable potential development activity and pursue attractive additional investment opportunities. Given the relatively low interest rates currently available to us in the debt markets, we may seek to enhance our liquidity in the future, which may result in us carrying additional cash and cash equivalents pending our use of the proceeds. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase unsecured senior notes and unsecured exchangeable senior notes for cash in open market purchases or privately negotiated transactions, or both. We will evaluate any such potential transactions in light of then-existing market conditions, taking into account the trading prices of the notes, our current liquidity and prospects for future access to capital.

REIT Tax Distribution Considerations

Distributions

A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. Boston Properties, Inc.’s policy is to distribute at least 100% of its taxable income to avoid paying federal tax. On November 8, 2012, Boston Properties, Inc.’s Board of Directors increased our quarterly distribution from $0.55 per common unit to $0.65 per common unit. Boston Properties, Inc.’s Board of Directors will continue to evaluate our distribution rate in light of its actual and projected taxable income, liquidity requirements and other circumstances including asset sales, and there can be no assurance that the future distributions declared by Boston Properties, Inc.’s Board of Directors will not differ materially.

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

Cash and cash equivalents were approximately $0.9 billion and $0.6 billion at March 31, 2013 and 2012, respectively, representing an increase of approximately $0.3 billion. The following table sets forth changes in cash flows:

	Three months ended March 31,
	2013	2012	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$237,429	$169,261	$68,168
Net cash used in investing activities	(432,991)	(760,110)	327,119
Net cash provided by (used in) financing activities	62,960	(641,163)	704,123

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

Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the three months ended March 31, 2013 and 2012 consisted primarily of funding our development projects and the acquisitions of 100 Federal Street, 535 Mission Street and the Transbay Tower and Reston, Virginia land parcels, as detailed below:

	Three months ended March 31,
	2013	2012
	(in thousands)
Acquisitions of real estate	$(289,816)	$(621,359)
Construction in progress	(103,178)	(93,657)
Building and other capital improvements	(14,162)	(8,613)
Tenant improvements	(24,988)	(34,912)
Issuance of notes receivable, net	184	(735)
Capital contributions to unconsolidated joint ventures	(113)	(47)
Capital distributions from unconsolidated joint ventures	—	57
Investments in securities, net	(918)	(844)

Net cash used in investing activities	$(432,991)	$(760,110)

Cash used in investing activities changed primarily due to the following:

•	On March 1, 2012, we acquired 453 Ravendale Drive located in Mountain View, California for a purchase price of approximately $6.7 million in cash.

•	On March 13, 2012, we acquired 100 Federal Street in Boston, Massachusetts for an aggregate investment of approximately $615.0 million in cash.

•

On February 6, 2013, we completed the acquisition of 535 Mission Street, a development site, in San Francisco, California for an aggregate purchase price of approximately $71.0 million in cash, including work completed and materials purchased to date.

•

On March 26, 2013, the consolidated joint venture in which we have a 95% interest completed the acquisition of a land parcel in San Francisco, California which will support a 60-story, 1.4 million square foot office tower known as Transbay Tower. The purchase price for the land was approximately $192.0 million.

•

On March 29, 2013, we completed the acquisition of a parcel of land located in Reston, Virginia for a purchase price of approximately $27.0 million. The land parcel is commercially zoned for 250,000 square feet of office space.

•

Construction in progress for the three months ended March 31, 2012 includes ongoing expenditures associated with our 510 Madison Avenue, which was partially placed in-service. In addition, we incurred costs associated with the continued development and redevelopment of One and Two Patriots Park, Seventeen Cambridge Center, The Avant at Reston Town Center and 250 West 55th Street. Construction in progress for the three months ended March 31, 2013 includes expenditures associated with our continued development of Seventeen Cambridge Center, The Avant at Reston Town Center, the Cambridge Center Connector, 250 West 55th Street, 680 Folsom Street and 535 Mission Street and expenditures associated with Two Patriots Park, which was fully placed in-service on March 22, 2013. The completion of our ongoing developments, including our share of our unconsolidated joint venture developments, through 2015 is expected to be fully funded by cash and available draws from construction loans. We estimate our future funding requirement to complete our developments, which includes our share of our unconsolidated joint venture developments, to be approximately $0.9 billion.

•	Tenant improvement costs decreased by approximately $9.9 million due to the completion of large tenant projects in 2012.

Cash provided by financing activities for the three months ended March 31, 2013 totaled approximately $63.0 million. This consisted primarily of the issuance of Boston Properties, Inc.‘s 5.25% Series B Cumulative Redeemable Preferred Stock, partially offset by the payment of distributions to our unitholders and the repayment of mortgage notes payable. Future debt payments are discussed below under the heading “Capitalization-Debt Financing.”

Capitalization

At March 31, 2013, our total consolidated debt was approximately $8.9 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 5.12% (with a coupon/stated rate of 4.87%) and the weighted-average maturity was approximately 5.5 years.

Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $26.4 billion at March 31, 2013. Our total consolidated market capitalization was calculated using Boston Properties, Inc.‘s March 31, 2013 closing stock price of $101.06 per common share and the following: (1) 167,691,960 outstanding common units of limited partnership interest (including 151,639,524 units held by Boston Properties, Inc.), (2) an aggregate of 1,307,083 common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest, (3) an aggregate of 1,448,978 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, (4) 1,221,527 Series Four Preferred Units of partnership interest multiplied by the fixed liquidation preference of $50 per unit, (5) 80,000 Preferred Units, at a price of $2,500 per unit and (6) our consolidated debt totaling approximately $8.9 billion. The calculation of total consolidated market capitalization does not include 400,000 2011 OPP Units, 400,000 2012 OPP Units and 280,000 2013 MYLTIP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. Our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, at March 31, 2013, represented approximately 33.66% of our total consolidated market capitalization. This percentage will fluctuate with changes in the market value of Boston Properties, Inc.’s common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the consolidated debt to total consolidated market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

For a discussion of our unconsolidated joint venture indebtedness, see “Liquidity and Capital Resources—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Debt Financing

As of March 31, 2013, we had approximately $8.9 billion of outstanding consolidated indebtedness, representing approximately 33.66% of our total consolidated market capitalization as calculated above consisting of approximately (1) $4.640 billion (net of discount) in publicly traded unsecured senior notes (excluding exchangeable senior notes) having a weighted-average interest rate of 4.74% per annum and maturities in 2015, 2018, 2019, 2020, 2021 and 2023; (2) $448.8 million (net of adjustment for the equity component allocation) of exchangeable senior notes having a GAAP interest rate of 5.958% per annum (an effective rate of 3.787% per annum, excluding the effect of the adjustment for the equity component allocation), an initial optional redemption date in 2013 and maturity in 2036; (3) $729.1 million (net of discount and the adjustment for the equity component allocation ) of exchangeable senior notes having a GAAP interest rate of 6.555% per annum (an effective rate of 4.037%, excluding the effect of the adjustment for the equity component allocation) and maturing in 2014; and (4) $3.1 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 5.23% per annum and weighted-average term of 5.0 years. The table below summarizes our mortgage notes payable, our unsecured senior notes and our Unsecured Line of Credit at March 31, 2013 and March 31, 2012:

	2013	2012
	(Dollars in Thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable	$3,053,798	$2,946,760
Unsecured senior notes, net of discount	4,639,843	3,865,369
Unsecured exchangeable senior notes, net of discount and adjustment for the equity component allocation	1,177,877	1,148,497
Unsecured Line of Credit	—	—

Total	$8,871,518	$7,960,626

Percent of total debt:
Fixed rate	100.00%	100.00%
Variable rate	—	—

Total	100.00%	100.00%

GAAP Weighted-average interest rate at end of period:
Fixed rate	5.12%	5.38%
Variable rate	—	—

Total	5.12%	5.38%

Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	4.87%	5.05%
Variable rate	—	—

Total	4.87%	5.05%

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

As of March 31, 2013, we had no borrowings and outstanding letters of credit totaling approximately $15.0 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $735.0 million. As of May 1, 2013, we had no borrowings and outstanding letters of credit totaling approximately $10.0 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $740.0 million.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of March 31, 2013 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
12 Year Unsecured Senior Notes	5.625%	5.693%	$300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015
10 Year Unsecured Senior Notes	5.875%	5.967%	700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
7 Year Unsecured Senior Notes	3.700%	3.853%	850,000	November 15, 2018
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023

Total principal			4,650,000
Net unamortized discount			(10,157)

Total			$4,639,843

(1)	Yield on issuance date including the effects of discounts on the notes.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (or 25 basis points in the case of the $250 million of notes that mature on June 1, 2015, 40 basis points in the case of the $700 million of notes that mature on October 15, 2019 and 30 basis points in the case of the $700 million and $850 million of notes that mature on November 15, 2020 and May 15, 2021, respectively), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our unsecured senior notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of March 31, 2013, we believe we were in compliance with each of these financial restrictions and requirements.

On April 11, 2013, we completed a public offering of $500.0 million in aggregate principal amount of 3.125% senior unsecured notes due 2023. The notes were priced at 99.379% of the principal amount to yield an effective rate (including financing fees) of 3.279% to maturity. The notes will mature on September 1, 2023, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $492.5 million after deducting underwriting discounts and transaction expenses.

Unsecured Exchangeable Senior Notes

The following summarizes the unsecured exchangeable senior notes outstanding as of March 31, 2013 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate	Principal Amount	First Optional Redemption Date by Company	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051(2)	$747,500	N/A	February 15, 2014
3.750% Exchangeable Senior Notes	3.750%	3.787%	10.0066(3)	450,000	May 18, 2013	May 15, 2036

Total principal				1,197,500
Net unamortized discount				(1,290)
Adjustment for the equity component allocation, net of accumulated amortization				(18,333)

Total				$1,177,877

(1)	Yield on issuance date including the effects of discounts on the notes but excluding the effects of the adjustment for the equity component allocation.
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of Boston Properties, Inc.’s common stock). In addition, we entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions were expected to have the effect of increasing the effective exchange price to us of the notes from $117.58 to approximately $137.17 per share (subject to adjustment) representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of Boston Properties, Inc.’s common stock. The net cost of the capped call transactions was approximately $44.4 million. As of March 31, 2013, the effective exchange price was $134.52 per share.
(3)	In connection with the special distribution of $5.98 per share of Boston Properties, Inc.’s common stock declared on December 17, 2007, the exchange rate was adjusted from 9.3900 to 10.0066 shares per $1,000 principal amount of notes effective as of December 31, 2007, resulting in an exchange price of approximately $99.93 per share of Boston Properties, Inc.’s common stock.

On April 15, 2013, we announced that holders of our 3.75% Exchangeable Senior Notes due 2036 (the “Notes”) have the right to surrender their Notes for purchase by us (the “Put Right”) on May 18, 2013. The opportunity to exercise the Put Right will expire at 5:00 p.m., New York City time, on May 13, 2013. On April 15, 2013, we also announced that we issued a notice of redemption to the holders of the Notes to redeem, on May 18, 2013 (the “Redemption Date”), all of the Notes outstanding on the Redemption Date. In connection with the redemption, holders of the Notes have the right to exchange their Notes prior to 5:00 p.m., New York City time, on May 16, 2013. Notes with respect to which the Put Right is not exercised (or is exercised and subsequently withdrawn) and that are not surrendered for exchange prior to 5:00 p.m., New York City time, on May 16, 2013, will be redeemed by us at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest thereon to, but excluding, the Redemption Date. As of April 30, 2012, there was approximately $450.0 million aggregate principal amount of the Notes outstanding.

Mortgage Notes Payable

The following represents the outstanding principal balances due under the mortgage notes payable at March 31, 2013:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
599 Lexington Avenue	5.57%	5.41%	$750,000	$—	$750,000	(2)(3)	March 1, 2017
601 Lexington Avenue	4.75%	4.79%	725,000	—	725,000		April 10, 2022
John Hancock Tower	5.68%	5.05%	640,500	15,179	655,679	(1)(3) (4)	January 6, 2017
Embarcadero Center Four	6.10%	7.02%	364,009	—	364,009	(5)	December 1, 2016
Fountain Square	5.71%	2.56%	211,250	20,103	231,353	(1)(3)(6)	October 11, 2016
505 9th Street	5.73%	5.87%	123,102	—	123,102	(6)	November 1, 2017
New Dominion Tech Park, Bldg. Two	5.55%	5.58%	63,000	—	63,000	(3)	October 1, 2014
140 Kendrick Street	7.51%	5.25%	47,588	270	47,858	(1)(7)	July 1, 2013
New Dominion Tech Park, Bldg. One	7.69%	7.84%	44,368	—	44,368		January 15, 2021
Kingstowne Two and Retail	5.99%	5.61%	34,372	376	34,748	(1)	January 1, 2016
University Place	6.94%	6.99%	14,681	—	14,681		August 1, 2021

Total			$3,017,870	$35,928	$3,053,798

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required to reflect loans at their fair values upon acquisition. All adjustments to reflect loans at their fair value upon acquisition are noted above.
(2)	On December 19, 2006, we terminated the forward-starting interest rate swap contracts related to this financing and received approximately $10.9 million, which amount is reducing our GAAP interest expense for this mortgage over the term of the financing, resulting in an effective interest rate of 5.41% per annum for the financing. The stated interest rate is 5.57% per annum.
(3)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(4)	In connection with the mortgage financing we have agreed to guarantee approximately $2.4 million related to our obligations to provide funds for certain tenant re-leasing costs.
(5)	On November 13, 2008, we closed on an eight-year, $375.0 million mortgage loan collateralized by this property. The mortgage loan bears interest at a fixed rate of 6.10% per annum. Under our interest rate hedging program, we are reclassifying into earnings over the eight-year term of the loan as an increase in interest expense approximately $26.4 million (approximately $3.3 million per year) of the amounts recorded on our Consolidated Balance Sheets within Accumulated Other Comprehensive Loss resulting in an effective interest rate of 7.02% per annum.
(6)	This property is owned by a consolidated joint venture in which we have a 50% interest.
(7)	This loan was repaid on April 1, 2013.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

We have investments in twelve unconsolidated joint ventures (including our investment in the Value-Added Fund) with our effective ownership interests ranging from 25% to 60%. Nine of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At March 31, 2013, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $3.0 billion (of which our proportionate share is approximately $1.4 billion). The table below summarizes the outstanding debt of these joint venture properties at March 31, 2013. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
General Motors Building:
Secured 1st Mortgage	60%	5.95%	6.50%	$1,300,000	$(31,464)	$1,268,536	(1)(2)(3)	October 7, 2017
Mezzanine Loan	60%	6.02%	8.00%	306,000	(25,862)	280,138	(1)(2)(4)	October 7, 2017
Partner Loans	60%	11.00%	11.00%	450,000	—	450,000	(5)	June 9, 2017
125 West 55th Street	60%	6.09%	6.15%	199,264	—	199,264		March 10, 2020
540 Madison Avenue	60%	5.20%	6.75%	118,100	(564)	117,536	(1)(6)	July 11, 2013
Metropolitan Square	51%	5.75%	5.81%	175,000	—	175,000		May 5, 2020
Market Square North	50%	4.85%	4.91%	130,000	—	130,000		October 1, 2020
Annapolis Junction	50%	1.96%	2.12%	41,691	—	41,691	(7)	March 31, 2018
Annapolis Junction Building Six	50%	1.85%	2.52%	13,993	—	13,993	(2)(8)	November 17, 2013
Mountain View Tech. Park:
Secured 1st Mortgage	39.5%	2.75%	3.33%	20,000	—	20,000	(2)(9)(10)	November 22, 2014
BPLP loan	39.5%	10.00%	10.00%	3,719	—	3,719	(2)(11)	November 22, 2014
Mountain View Research Park:
Secured 1st Mortgage	39.5%	2.21%	2.41%	90,060	—	90,060	(9)(12)	May 31, 2014
BPLP loan	39.5%	10.00%	10.00%	8,588		8,588	(2)(13)	May 31, 2014
500 North Capitol Street	30%	1.85%	2.54%	89,851	—	89,851	(2)(14)	October 14, 2014
901 New York Avenue	25%	5.19%	5.27%	156,013	—	156,013		January 1, 2015

Total				$3,102,279	$(57,890)	$3,044,389

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required to reflect loans at their fair values upon acquisition. All adjustments to reflect loans at their fair value upon acquisition are noted above.
(2)	The loan requires interest only payments with a balloon payment due at maturity.
(3)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of March 31, 2013, the maximum funding obligation under the guarantee was approximately $14.4 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.
(4)	Principal amount does not include the assumed mezzanine loan with an aggregate principal amount of $294.0 million and a stated rate of 6.02% per annum, as the venture acquired the lenders’ interest in this loan for a purchase price of approximately $263.1 million in cash.
(5)	In connection with the capitalization of the joint venture, loans totaling $450.0 million were funded by the venture’s partners on a pro-rata basis. Our share of the partner loans totaling $270.0 million has been reflected in Related Party Note Receivable on our Consolidated Balance Sheets.
(6)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund tenant improvements and leasing commissions.
(7)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on March 31, 2018 with one, three-year extension option, subject to certain conditions.
(8)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on November 17, 2013 with two, one-year extension options, subject to certain conditions.
(9)	This property was owned by the Value-Added Fund on March 31, 2013. On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from our Value-Added Fund for an aggregate purchase price of approximately $233.5 million.
(10)	The mortgage loan bore interest at a variable rate equal to LIBOR plus 2.50% per annum. On April 10, 2013, we acquired the property and repaid the mortgage.
(11)	In conjunction with the senior mortgage loan modification we agreed to lend up to $6.0 million to the Value-Added Fund, of which approximately $3.7 million had been advanced as of March 31, 2013. The loan from us bore interest at a fixed rate of 10.0% per annum and was scheduled to mature on November 22, 2014. This loan has been reflected in Related Party Notes Receivable on our Consolidated Balance Sheets. On April 10, 2013, we acquired the property from our Value-Added Fund and the Value-Added Fund repaid the outstanding loan payable.

(12)	The mortgage loan bore interest at a variable rate equal to LIBOR plus 2.00% per annum. On April 10, 2013, we acquired the property and repaid the mortgage.
(13)	In conjunction with the senior mortgage loan modification, we agreed to lend up to $12.0 million to the Value-Added Fund, of which approximately $8.6 million had been advanced as of March 31, 2013. The loan from us bore interest at a fixed rate of 10.0% per annum and was scheduled to mature on May 31, 2014. This loan has been reflected in Related Party Notes Receivable on our Consolidated Balance Sheets. On April 10, 2013, we acquired the property from our Value-Added Fund and the Value-Added Fund repaid the outstanding loan payable.
(14)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on October 14, 2014 with two, one-year extension options, subject to certain conditions.

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

We also currently carry earthquake insurance on our properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that we believe are commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, we currently carry earthquake insurance which covers our San Francisco region (excluding 680 Folsom Street and 535 Mission Street) with a $120 million per occurrence limit and a $120 million annual aggregate limit, $20 million of which is provided by IXP, as a direct insurer. The builders risk policy maintained for the development of 680 Folsom Street in San Francisco includes a $20 million per occurrence and annual aggregate limit of earthquake coverage. In addition, the builders risk policy maintained for the development of 535 Mission Street in San Francisco includes a $15 million per occurrence and annual aggregate limit of earthquake coverage. The amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact our ability to finance properties subject to earthquake risk. We may discontinue earthquake insurance on some or all of our properties in the future if the premiums exceed our estimation of the value of the coverage.

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

The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership to FFO for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$60,923	$56,542
Add:
Noncontrolling interest—redeemable preferred units	1,326	801
Noncontrolling interests in property partnerships	2,574	546
Impairment loss from discontinued operations	2,852	—
Less:
Income from discontinued operations	61	570
Gain on forgiveness of debt from discontinued operations	20,736	—

Income from continuing operations	46,878	57,319

Add:
Real estate depreciation and amortization (1)	140,511	130,564
Income from discontinued operations	61	570
Less:
Noncontrolling interests in property partnerships’ share of funds from operations	3,038	1,010
Noncontrolling interest—redeemable preferred units	1,326	801

Funds from Operations	$183,086	$186,642

Weighted-average units outstanding—basic	168,750	166,060

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $118,551 and $106,408, our share of unconsolidated joint venture real estate depreciation and amortization of $21,657 and $23,121 and depreciation and amortization from discontinued operations of $596 and $1,403, less corporate related depreciation and amortization of $293 and $368 for the three months ended March 31, 2013 and 2012, respectively.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Income (Numerator)	Units (Denominator)	Income (Numerator)	Units (Denominator)
	(in thousands)		(in thousands)
Basic FFO	$183,086	168,750	$186,642	166,060
Effect of Dilutive Securities
Convertible Preferred Units	879	1,307	801	1,394
Stock Based Compensation and Exchangeable Senior Notes	—	306	—	403

Diluted FFO	$183,965	170,363	$187,443	167,857

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

During the first quarter of 2013, we paid approximately $33.9 million to fund tenant-related obligations, including tenant improvements and leasing commissions, and incurred approximately $34.1 million of new tenant-related obligations associated with approximately 910,000 square feet of second generation leases, or approximately $37 per square foot. In addition, we signed leases for approximately 17,000 square feet at our development properties. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In the aggregate, during the first quarter of 2013, we signed leases for approximately 927,000 square feet of space and incurred aggregate tenant-related obligations of approximately $36.5 million, or approximately $39 per square foot.

ITEM 3—Quantitative	and Qualitative Disclosures about Market Risk.

As of March 31, 2013, approximately $8.9 billion of our consolidated borrowings bore interest at fixed rates and none of our consolidated borrowings bore interest at variable rates. The fair value of these instruments is affected by changes in market interest rates. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, refer to Note 4 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2013	2014	2015	2016	2017	2018+	Total	Estimated Fair Value
	(dollars in thousands)
	Secured debt
Fixed Rate	$67,208	$98,190	$36,974	$615,354	$1,522,112	$713,960	$3,053,798	$3,203,402
Average Interest Rate	5.44%	5.66%	5.87%	5.27%	5.29%	4.96%	5.23%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt
Fixed Rate	$—	$—	$549,551	$—	$—	$4,090,292	$4,639,843	$5,194,150
Average Interest Rate	—	—	5.47%	—	—	4.65%	4.74%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured exchangeable debt
Fixed Rate(1)	$450,000	$746,210	$—	$—	$—	$—	$1,196,210	$1,235,835
Adjustment for the equity component allocation	(15,895)	(2,438)	—	—	—	—	(18,333)

Total Fixed Rate	434,105	743,772	—	—	—	—	1,177,877

Average Interest Rate	5.96%	6.56%	—	—	—	—	6.33%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$501,313	$841,962	$586,525	$615,354	$1,522,112	$4,804,252	$8,871,518	$9,633,387

(1)	Amounts are included in the year in which the first optional redemption date occurs (or, in the case of the exchangeable notes due 2014, the year of maturity).

At March 31, 2013, the weighted-average coupon/stated rates on our fixed rate debt were 4.87% per annum. The weighted-average coupon/stated rates for our unsecured debt and unsecured exchangeable debt were 4.66% per annum and 3.80% per annum, respectively.

At March 31, 2013, we had no outstanding variable rate debt.

The fair value amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. Due to the uncertainty of specific actions we may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.

ITEM 4—Controls	and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the management of Boston Properties, Inc., with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Boston Properties, Inc. concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of our fiscal year ending December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1—Legal	Proceedings.

We are subject to legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Boston Properties, Inc. believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A—Risk	Factors.

Except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2—Unregistered	Sales of Equity Securities and Use of Proceeds.

(a)	Each time Boston Properties, Inc. issues shares of stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to us in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended March 31, 2013, in connection with issuances of common stock by Boston Properties, Inc. pursuant to issuances to employees of restricted common stock under the Boston Properties, Inc. 2012 Stock Option and Incentive Plan and pursuant to issuances under the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan, we issued an aggregate of approximately 38,226 common units to Boston Properties, Inc. in exchange for approximately $282,068, the aggregate proceeds of such common stock issuances to Boston Properties, Inc. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. In addition, on March 27, 2013, we issued 80,000 5.25% Series B Cumulative Redeemable Preferred Units (“Series B Preferred Units”) to Boston Properties, Inc. in connection with Boston Properties, Inc.‘s public offering of 80,000 shares (8,000,000 depositary shares, each representing 1/100th of a share) of the Company’s 5.25% Series B Cumulative Redeemable Preferred Stock. The Series B Preferred Units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
January 1, 2013–January 31, 2013	8,673	(1)	$108.70	N/A	N/A
February 1, 2013–February 28, 2013	—		—	N/A	N/A
March 1, 2013–March 31, 2013	—		—	N/A	N/A

	8,673		$108.70	N/A	N/A

(1)	Represents common units previously held by Boston Properties, Inc. that were redeemed in connection with the surrender of shares of restricted common stock of Boston Properties, Inc. by employees to Boston Properties, Inc. to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.

ITEM 3—Defaults	Upon Senior Securities.

None.

ITEM 4—	Mine Safety Disclosures.

None.

ITEM 5—Other	Information.

(a) None.

(b) None.

ITEM 6—Exhibits.

(a) Exhibits

3.1	—	Certificate of Designations of 92,000 shares of 5.25% Series B Cumulative Redeemable Preferred Stock of Boston Properties, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 8-A of Boston Properties, Inc. filed on March 22, 2013).
4.1	—	Master Deposit Agreement among Boston Properties, Inc., Computershare Inc. and Computershare Trust Company, N.A., collectively, as depositary, and the holders from time to time of depositary shares as described therein, dated March 22, 2013 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Boston Properties, Inc. filed on March 22, 2013).
10.1	—	Certificate of Designations for the 5.25% Series B Cumulative Redeemable Preferred Units, dated as of March 20, 2013, constituting an amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on March 22, 2013).
10.2	—	Employment Agreement by and between Owen D. Thomas and Boston Properties, Inc. dated March 10, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on March 11, 2013).
10.3	—	Transition Benefits Agreement by and between Mortimer B. Zuckerman and Boston Properties, Inc. dated March 10, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Boston Properties, Inc. filed on March 11, 2013).
10.4	—	Third Amendment to Employment Agreement by and between Mortimer B. Zuckerman and Boston Properties, Inc. dated March 10, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Boston Properties, Inc. filed on March 11, 2013).
12.1	—	Calculation of Ratios of Earnings to Fixed Charges and Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Distributions.
31.1	—	Certification of Chief Executive Officer of Boston Properties, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer of Boston Properties, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer of Boston Properties, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer of Boston Properties, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101	—

The following materials from Boston Properties Limited Partnership Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Partners’ Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

By: Boston Properties, Inc., its General Partner

May 10, 2013	/S/ MICHAEL E. LABELLE
Michael E. LaBelle Chief Financial Officer (duly authorized officer and principal financial officer)