Form 10-Q
period 2013-06-30
BOSTON PROPERTIES LTD PARTNERSHIP
filed 2013-08-09
CIK 1043121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q

for the quarter ended June 30, 2013

PART I. FINANCIAL INFORMATION

ITEM  1—Financial Statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012
	(in thousands, except for unit amounts)
ASSETS
Real estate, at cost	$16,625,845	$13,146,993
Construction in progress	1,483,114	1,036,780
Land held for future development	290,085	271,189
Less: accumulated depreciation	(2,935,477)	(2,876,983)

Total real estate	15,463,567	11,577,979
Cash and cash equivalents	1,608,731	1,041,978
Cash held in escrows	54,829	55,181
Investments in securities	14,226	12,172
Tenant and other receivables (net of allowance for doubtful accounts of $1,377 and $1,960, respectively)	66,039	69,555
Related party notes receivable	—	282,491
Interest receivable from related party notes receivable	—	104,816
Accrued rental income (net of allowance of $3,641 and $1,571, respectively)	625,654	598,199
Deferred charges, net	939,675	588,235
Prepaid expenses and other assets	179,741	90,610
Investments in unconsolidated joint ventures	137,975	659,916

Total assets	$19,090,437	$15,081,132

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$4,484,657	$3,102,485
Unsecured senior notes (net of discount of $15,027 and $10,472, respectively)	5,834,973	4,639,528
Unsecured exchangeable senior notes (net of discount of $924 and $1,653, respectively)	734,278	1,170,356
Unsecured line of credit	—	—
Mezzanine notes payable	311,637	—
Related party notes payable	180,000	—
Accounts payable and accrued expenses	212,998	199,102
Distributions payable	112,425	110,488
Accrued interest payable	141,676	72,461
Other liabilities	556,730	324,613

Total liabilities	12,569,374	9,619,033

Commitments and contingencies	—	—

Noncontrolling interests:
Redeemable interest in property partnership	98,162	97,558

Redeemable partnership units — 995,997 series two preferred units outstanding (1,307,083 common units at redemption value, if converted) at June 30, 2013 and December 31, 2012	137,858	138,302

Redeemable partnership units — 1,221,527 series four preferred units outstanding at redemption value at June 30, 2013 and December 31, 2012	61,076	61,076

Redeemable partnership units — 15,739,523 and 16,053,497 common units and 1,464,250 and 1,303,296 long term incentive units outstanding at redemption value at June 30, 2013 and December 31, 2012, respectively	1,814,482	1,836,522

Capital:
5.25% Series B cumulative redeemable preferred units, liquidation preference $2,500 per unit, 80,000 and no units issued and outstanding at June 30, 2013 and December 31, 2012, respectively	193,920	—
Boston Properties Limited Partnership partners’ capital — 1,695,885 and 1,689,580 general partner units and 150,688,855 and 149,911,629 limited partner units outstanding at June 30, 2013 and December 31, 2012, respectively	3,726,176	3,330,605
Noncontrolling interests in property partnerships	489,389	(1,964)

Total capital	4,409,485	3,328,641

Total liabilities and capital	$19,090,437	$15,081,132

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands, except for per unit amounts)
Revenue
Rental
Base rent	$403,942	$371,019	$781,670	$725,844
Recoveries from tenants	68,434	57,361	132,863	109,009
Parking and other	23,969	23,356	47,799	45,615

Total rental revenue	496,345	451,736	962,332	880,468
Hotel revenue	11,118	10,049	19,409	16,865
Development and management services	7,857	9,564	16,593	17,709

Total revenue	515,320	471,349	998,334	915,042

Expenses
Operating
Rental	179,837	161,172	352,457	317,014
Hotel	7,335	6,616	14,379	12,715
General and administrative	22,194	19,066	65,765	46,685
Transaction costs	535	8	978	2,112
Impairment loss	—	—	4,401	—
Depreciation and amortization	132,654	109,127	251,205	215,535

Total expenses	342,555	295,989	689,185	594,061

Operating income	172,765	175,360	309,149	320,981
Other income (expense)
Income from unconsolidated joint ventures	48,783	21,191	57,504	32,912
Gains on consolidation of joint ventures	387,801	—	387,801	—
Interest and other income	1,296	2,382	2,767	4,028
Gains (losses) from investments in securities	181	(186)	916	615
Gains from early extinguishments of debt	152	274	152	1,041
Interest expense	(103,140)	(99,901)	(203,573)	(203,138)

Income from continuing operations	507,838	99,120	554,716	156,439
Discontinued operations
Income from discontinued operations	873	218	934	788
Gain on sale of real estate from discontinued operations	—	38,445	—	38,445
Gain on forgiveness of debt from discontinued operations	—	—	20,736	—
Impairment loss from discontinued operations	—	—	(2,852)	—

Net income	508,711	137,783	573,534	195,672
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnership	219	(457)	(2,355)	(1,003)
Noncontrolling interest—redeemable preferred units	(3,741)	(765)	(5,067)	(1,566)

Net income attributable to Boston Properties Limited Partnership	$505,189	$136,561	$566,112	$193,103

Basic earnings per common unit attributable to Boston Properties Limited Partnership
Income from continuing operations	$2.96	$0.58	$3.22	$0.93
Discontinued operations	0.01	0.23	0.11	0.23

Net income	$2.97	$0.81	$3.33	$1.16

Weighted average number of common units outstanding	168,933	168,018	168,842	167,039

Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Income from continuing operations	$2.95	$0.58	$3.21	$0.92
Discontinued operations	0.01	0.23	0.11	0.23

Net income	$2.96	$0.81	$3.32	$1.15

Weighted average number of common and common equivalent units outstanding	169,485	168,400	169,271	167,431

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$508,711	$137,783	$573,534	$195,672
Other comprehensive income:
Amortization of interest rate contracts (1)	627	648	1,255	1,297

Other comprehensive income	627	648	1,255	1,297

Comprehensive income	509,338	138,431	574,789	196,969
Comprehensive income attributable to noncontrolling interests	(3,522)	(1,222)	(7,422)	(2,569)

Comprehensive income attributable to Boston Properties Limited Partnership	$505,816	$137,209	$567,367	$194,400

(1)	Amounts reclassified from comprehensive income primarily to interest expense within the Company’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited and in thousands)

Total Partners’ Capital
Balance at December 31, 2012	$3,330,605
Contributions	196,919
Net income allocable to general and limited partner units	511,699
Distributions	(200,380)
Accumulated other comprehensive loss	1,128
Unearned compensation	2,654
Conversion of redeemable partnership units	10,309
Adjustment to reflect redeemable partnership units at redemption value	67,162

Balance at June 30, 2013	$3,920,096

Balance at December 31, 2011	$3,124,688
Contributions	249,891
Net income allocable to general and limited partner units	172,634
Distributions	(165,055)
Accumulated other comprehensive loss	1,160
Unearned compensation	1,708
Conversion of redeemable partnership units	6,831
Adjustment to reflect redeemable partnership units at redemption value	(155,723)

Balance at June 30, 2012	$3,236,134

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$573,534	$195,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	251,801	217,845
Non-cash compensation expense	32,464	18,113
Impairment loss	4,401	—
Income from unconsolidated joint ventures	(57,504)	(32,912)
Gains on consolidation of joint ventures	(387,801)	—
Distributions of net cash flow from operations of unconsolidated joint ventures	25,689	20,190
Gains from investments in securities	(916)	(615)
Non-cash portion of interest expense	20,120	21,893
Settlement of accreted debt discount on repurchases of unsecured exchangeable senior notes	(56,532)	(68,760)
Gains from early extinguishments of debt	(264)	(1,196)
Gain on sale of real estate from discontinued operations	—	(38,445)
Gain on forgiveness of debt from discontinued operations	(20,736)	—
Impairment loss from discontinued operations	2,852	—
Change in assets and liabilities:
Cash held in escrows	2,687	8,067
Tenant and other receivables, net	(7,018)	30,120
Accrued rental income, net	(29,127)	(39,524)
Prepaid expenses and other assets	17,708	38,703
Accounts payable and accrued expenses	1,399	(2,710)
Accrued interest payable	2,022	(3,917)
Other liabilities	(20,086)	(7,589)
Tenant leasing costs	(19,855)	(23,855)

Total adjustments	(238,696)	135,408

Net cash provided by operating activities	334,838	331,080

Cash flows from investing activities:
Acquisitions of real estate	(522,900)	(621,359)
Construction in progress	(181,056)	(152,548)
Building and other capital improvements	(23,681)	(21,569)
Tenant improvements	(55,988)	(72,786)
Proceeds from the sales of real estate	39,320	61,963
Cash recorded upon consolidation	79,468	—
Repayments of notes receivable, net	12,491	(1,974)
Capital contributions to unconsolidated joint ventures	—	(325)
Capital distributions from unconsolidated joint ventures	201,182	3,057
Investments in securities, net	(1,138)	(873)

Net cash used in investing activities	(452,302)	(806,414)

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2013	2012
	(in thousands)
Cash flows from financing activities:
Repayments of mortgage notes payable	(79,865)	(219,865)
Proceeds from unsecured senior notes	1,194,753	997,790
Redemption/repurchase/exchange of unsecured exchangeable senior notes	(393,468)	(507,434)
Deferred financing costs	(8,546)	(7,758)
Net proceeds from preferred unit issuance	193,920	—
Net proceeds from ATM stock issuances	—	247,186
Net proceeds from equity transactions	(694)	973
Distributions	(223,451)	(185,269)
Contributions from noncontrolling interest in property partnership	6,018	—
Distributions to noncontrolling interest in property partnerships	(4,450)	(1,500)

Net cash provided by financing activities	684,217	324,123

Net increase (decrease) in cash and cash equivalents	566,753	(151,211)
Cash and cash equivalents, beginning of period	1,041,978	1,823,208

Cash and cash equivalents, end of period	$1,608,731	$1,671,997

Supplemental disclosures:
Cash paid for interest	$271,177	$276,494

Interest capitalized	$32,854	$21,278

Non-cash investing and financing activities:
Additions to real estate included in accounts payable and accrued expenses	$4,746	$3,225

Real estate and related intangibles recorded upon consolidation	$3,356,000	$—

Debt recorded upon consolidation	$2,056,000	$—

Working capital recorded upon consolidation	$91,280	$—

Noncontrolling interests recorded upon consolidation	$483,488	$—

Investment in unconsolidated joint venture eliminated upon consolidation	$361,808	$—

Mortgage note payable extinguished through foreclosure	$25,000	$—

Real estate transferred upon foreclosure	$7,508	$—

Land improvements contributed by noncontrolling interest in property partnership	$4,546	$—

Distributions declared but not paid	$112,425	$93,353

Issuance of common stock in connection with the exchange of exchangeable senior notes	$43,834	$—

Conversions of redeemable partnership units to partners’ capital	$10,309	$6,831

Conversion of redeemable preferred units to common units	$—	$4,115

Issuance of restricted securities to employees and directors	$30,077	$25,955

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Boston Properties Limited Partnership (the “Company”), a Delaware limited partnership, is the entity through which Boston Properties, Inc., a self-administered and self-managed real estate investment trust (“REIT”), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Boston Properties, Inc. is the sole general partner of the Company and at June 30, 2013 owned an approximate 89.2% (88.5% at June 30, 2012) general and limited partnership interest in the Company. Partnership interests in the Company are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). In addition, in February 2011 and February 2012, the Company issued LTIP Units in connection with the granting to employees of outperformance awards (also referred to as “2011 OPP Units” and “2012 OPP Units,” respectively, and collectively as “OPP Units”). In February 2013, the Company issued LTIP Units in connection with the granting to employees of 2013 MYLTIP Units (“2013 MYLTIP Units”). Because the rights, preferences and privileges of OPP Units and 2013 MYLTIP Units differ from other LTIP Units granted to employees as part of the annual compensation process, unless specifically noted otherwise, all references to LTIP Units exclude OPP Units and 2013 MYLTIP Units (See Notes 9 and 12).

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

At June 30, 2013, there were three series of Preferred Units outstanding (i.e., Series Two Preferred Units, Series Four Preferred Units and Series B Preferred Units). The Series Two Preferred Units bear a distribution that is set in accordance with an amendment to the partnership agreement of the Company. Each Series Two Preferred Unit may also be converted into approximately 1.312336 OP Units or redeemed for $50.00 of cash at the election of the holder thereof or the Company in accordance with the terms and conditions set forth in the applicable amendment to the partnership agreement. The Series Four Preferred Units are not convertible into or exchangeable for any common equity of the Company or Boston Properties, Inc., have a per unit liquidation preference of $50.00 and are entitled to receive quarterly distributions of $0.25 per unit (or an annual rate of 2.00%) (See Note 9). The Series B Preferred Units were issued to Boston Properties, Inc. on March 27, 2013 in connection with Boston Properties, Inc.’s issuance of 80,000 shares of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). Boston Properties, Inc. contributed the net proceeds from the offering to the Company in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock (See Note 10).

All references herein to the Company refer to Boston Properties Limited Partnership and its consolidated subsidiaries, collectively, unless the context otherwise requires.

Properties

At June 30, 2013, the Company owned or had interests in a portfolio of 179 commercial real estate properties (the “Properties”) aggregating approximately 44.8 million net rentable square feet, including eight properties under construction totaling approximately 2.8 million net rentable square feet. In addition, the Company has structured parking for approximately 46,411 vehicles containing approximately 15.7 million square feet. At June 30, 2013, the Properties consist of:

•	171 office properties, including 131 Class A office properties (including seven properties under construction) and 40 Office/Technical properties;

•	one hotel;

•	four retail properties; and

•	three residential properties (including one property under construction).

The Company owns or controls undeveloped land parcels totaling approximately 512.8 acres.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Boston Properties, Inc. does not have any other significant assets, liabilities or operations, other than its investment in the Company, nor does it have employees of its own. The Company, not Boston Properties, Inc., executes all significant business relationships. All majority-owned subsidiaries and joint ventures over which the Company has financial and operating control and variable interest entities (“VIE”s) in which the Company has determined it is the primary beneficiary are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. The Company accounts for all other unconsolidated joint ventures using the equity method of accounting. Accordingly, the Company’s share of the earnings of these joint ventures and companies is included in consolidated net income.

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

The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. The Company determines the fair value of its unsecured senior notes and unsecured exchangeable senior notes using market prices. The inputs used in determining the fair value of the Company’s unsecured senior notes and unsecured exchangeable senior notes is categorized at a level 1 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) due to the fact that the Company uses quoted market rates to value these instruments. However, the inputs used in determining the fair value could be categorized at a level 2 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) if trading volumes are low. The Company determines the fair value of its mortgage notes payable using discounted cash flow analyses by discounting the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt based on current market rates for similar securities. In determining the current market rates, the Company adds its estimates of market spreads to the quoted yields on federal government treasury securities with similar maturity dates to its debt. The inputs used in determining the fair value of the Company’s mortgage notes payable are categorized at a level 3 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) due to the fact that the Company considers the rates used in the valuation techniques to be unobservable inputs.

Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate. The following table presents the aggregate carrying value of the Company’s indebtedness and the Company’s corresponding estimate of fair value as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013			December 31, 2012
	Carrying Amount		Estimated Fair Value	Carrying Amount		Estimated Fair Value
Mortgage notes payable	$4,484,657		$4,598,927	$3,102,485		$3,256,940
Mezzanine notes payable	311,637		311,665	—		—
Unsecured senior notes	5,834,973		6,093,237	4,639,528		5,162,486
Unsecured exchangeable senior notes	734,278	(1)	772,691	1,170,356	(1)	1,278,554

Total	$11,365,545		$11,776,520	$8,912,369		$9,697,980

(1)	Includes the net adjustment for the equity component allocation totaling approximately $12.3 million and $25.5 million at June 30, 2013 and December 31, 2012, respectively.

Out-of-Period Adjustment

During the six months ended June 30, 2012, the Company recorded additional real estate operating expenses totaling approximately $3.2 million related to the cumulative non-cash straight-line adjustment to the ground rent expense of certain ground leases that were not previously recognized on a straight-line basis. This resulted in the overstatement of real estate operating expenses by approximately $3.2 million during the six months ended June 30, 2012 and in the understatement of real estate operating expenses in the aggregate amount of approximately $3.2 million in previous periods. Because this adjustment was not material to the prior years’ consolidated financial statements and the impact of recording the adjustment in the then-current period was not material to the Company’s consolidated financial statements, the Company recorded the related adjustment during the six months ended June 30, 2012.

Revision of Prior Period Amounts

The table below reflects selected information for the Company for the three and six months ended June 30, 2012. The servicer of the non-recourse mortgage loan in the amount of $25.0 million collateralized by the Company’s Montvale Center property located in Gaithersburg, Maryland foreclosed on the property on January 31, 2012. As a result of the foreclosure, the Company recognized a gain on forgiveness of debt during the six months ended June 30, 2012 totaling approximately $18.4 million. Due to a procedural error of the trustee, the foreclosure sale was subsequently dismissed by the applicable court prior to ratification. As a result, the Company, as part of its 2012 Form 10-K filing, revised its financial statements to (1) properly reflect the property and related mortgage debt on its consolidated balance sheet at December 31, 2012, (2) reverse the gain on forgiveness of debt during the six months ended June 30, 2012 and (3) recognize the operating activity from the property for the three and six months ended June 30, 2012. On February 20, 2013, the subsequent foreclosure sale of Montvale Center was ratified by the court. As a result of the ratification, the mortgage loan totaling $25.0 million was extinguished and the related obligations were satisfied with the transfer of the real estate resulting in the recognition of a gain on forgiveness of debt totaling approximately $20.7 million during the six months ended June 30, 2013 (See Note 3). As a result, for the three and six months ended June 30, 2012, the activity for Montvale Center has been reclassified to discontinued operations in the consolidated statements of operations. In addition, operating results have been reclassified for the three and six months ended June 30, 2012 as a result of the discontinued operations presentation of (1) the Company’s Bedford Business Park properties which were sold on May 17, 2012 and (2) the Company’s 303 Almaden Boulevard property which was sold on June 28, 2013 (See Note 3).

	For the three months ended June 30, 2012		For the six months ended June 30, 2012
	As Reported	As Revised	As Reported	As Revised
	(in thousands, except for per unit amounts)
Total revenue	$472,897	$471,349	$918,124	$915,042
Income from continuing operations	$99,512	$99,120	$157,283	$156,439
Discontinued operations	$38,843	$38,663	$57,690	$39,233
Net income attributable to Boston Properties Limited Partnership	$137,133	$136,561	$212,404	$193,103
Income attributable to Boston Properties Limited Partnership common unitholders per unit—basic	$0.81	$0.81	$1.27	$1.16
Income attributable to Boston Properties Limited Partnership common unitholders per unit—diluted	$0.81	$0.81	$1.27	$1.15

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

3. Real Estate Activity During the Six Months Ended June 30, 2013

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

On March 26, 2013, the consolidated joint venture in which the Company has a 95% interest completed the acquisition of a land parcel in San Francisco, California that will support a 60-story, 1.4 million square foot office tower known as Transbay Tower. The purchase price for the land was approximately $192.0 million. On February 7, 2013, the partner in the joint venture issued a notice that it was electing under the joint venture agreement to reduce its nominal ownership interest in the venture from 50% to 5%. On February 26, 2013, the Company issued a notice to the partner electing to proceed with the venture on that basis. As a result, the Company has a 95% nominal interest in and is consolidating the joint venture (See Note 9). The joint venture has commenced construction of the initial phase of the development consisting of building the project to grade.

On March 29, 2013, the Company completed the acquisition of a parcel of land located in Reston, Virginia for a purchase price of approximately $27.0 million. The land parcel is commercially zoned for 250,000 square feet of office space.

On April 10, 2013, the Company acquired the Mountain View Research Park and Mountain View Technology Park properties from Boston Properties Office Value-Added Fund, L.P. (the “Value-Added Fund”) for an aggregate gross purchase price of approximately $233.5 million. Mountain View Research Park is a 16-building complex of Office/Technical properties aggregating approximately 604,000 net rentable square feet. Mountain View Technology Park is a seven-building complex of Office/Technical properties aggregating approximately 135,000 net rentable square feet. The following table summarizes the allocation of the aggregate purchase price of Mountain View Research Park and Mountain View Technology Park at the date of acquisition (in thousands).

Land	$126,521
Building and improvements	82,451
Tenant improvements	7,326
In-place lease intangibles	23,279
Above-market rents	843
Below-market rents	(7,336)

Net assets acquired	$233,084

On May 31, 2013, the Company’s two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) located in New York City) transferred all of their interests in the joint venture to third parties. 767 Fifth Avenue (the General Motors Building) is a Class A office property totaling approximately 1.8 million net rentable square feet. In connection with the transfer, the Company and its new joint venture partners modified the Company’s relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in the Company having sufficient financial and operating control over 767 Venture, LLC such that, effective as of May 31, 2013, the Company accounts for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in its financial statements instead of under the equity method of accounting (See Notes 5 and 9). The following table summarizes the allocation of the aggregate purchase price of 767 Fifth Avenue (the General Motors Building) at the date of consolidation on May 31, 2013 (in thousands).

Real estate and related intangibles recorded upon consolidation
Land	$1,796,252
Building and improvements	1,447,446
Tenant improvements	85,208
In-place lease intangibles	357,781
Above market rents	101,897
Below market rents	(239,641)
Above market assumed debt adjustments	(192,943)

	$3,356,000
Debt recorded upon consolidation
Mortgage notes payable	$(1,300,000)
Mezzanine notes payable	(306,000)
Related party notes payable	(450,000	)(1)

	$(2,056,000)
Working capital recorded upon consolidation
Cash and cash equivalents	$79,468
Cash held in escrows	2,403
Tenant and other receivables	7,104
Prepaid expenses and other assets	4,269
Accounts payable and accrued expenses	(2,418)
Accrued interest payable	(175,802	)(2)
Other liabilities	(6,304)

	$(91,280)
Noncontrolling interest recorded upon consolidation
Noncontrolling interests	$(520,000)
Noncontrolling interests—working capital	36,512

	$(483,488)

Net assets recorded upon consolidation	$725,232

(1)	The Company’s partner loan totaling $270.0 million eliminates in consolidation.
(2)	The Company’s share of the accrued interest payable on the partner loans totaling approximately $105.5 million eliminates in consolidation.

Mountain View Research Park and Mountain View Technology Park contributed approximately $5.2 million of revenue and approximately $(0.3) million of earnings to the Company for the period from April 10, 2013 through June 30, 2013. 767 Fifth Avenue (the General Motors Building) contributed approximately $22.6 million of revenue and approximately $0.4 million of earnings to the Company for the period from May 31, 2013 through June 30, 2013.

The accompanying unaudited pro forma information for the six months ended June 30, 2013 and 2012 is presented as if the operating property acquisitions of (1) Mountain View Research Park and Mountain View Technology Park on April 10, 2013 and the approximately $24.4 million gain on consolidation and (2) 767 Fifth

Avenue (the General Motors Building) on May 31, 2013 and the approximately $363.4 million gain on consolidation, had occurred on January 1, 2012. This unaudited pro forma information is based upon the historical consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and notes thereto. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

Pro Forma (Unaudited)	Six months ended June 30,
(in thousands, except per unit data)	2013	2012
Total revenue	$1,119,893	$1,065,877
Income from continuing operations	$155,526	$512,907
Net income attributable to Boston Properties Limited Partnership	$179,513	$563,115
Basic earnings per unit:
Net income per unit attributable to Boston Properties Limited Partnership	$1.06	$3.35
Diluted earnings per unit:
Net income per unit attributable to Boston Properties Limited Partnership	$1.06	$3.34

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

On June 14, 2013, the Company completed and fully placed in-service 17 Cambridge Center, a Class A office project with approximately 195,000 net rentable square feet located in Cambridge, Massachusetts.

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

On June 28, 2013, the Company completed the sale of its 303 Almaden Boulevard property located in San Jose, California for a sale price of $40.0 million. Net cash proceeds totaled approximately $39.3 million. 303 Almaden Boulevard is a Class A office property totaling approximately 158,000 net rentable square feet. Because the Company entered into the related purchase and sale agreement on March 28, 2013 and the carrying value of the property exceeded its net sale price, the Company recognized an impairment loss totaling approximately $2.9 million during the three months ended March 31, 2013. As a result, there was no loss on sale of real estate recognized during the three months ended June 30, 2013. The impairment loss and operating results of this property have been classified as discontinued operations on a historical basis for all periods presented. The sale of this asset caused the Company to reevaluate its strategy for development of its adjacent Almaden land parcel, which can accommodate an approximately 840,000 square feet office complex. Based on a shorter than expected hold period, the Company reduced the carrying value of the land parcel to its estimated fair market value and recognized an impairment loss of approximately $4.4 million during the three months ended March 31, 2013. The Company’s estimated fair value, as measured on a non-recurring basis, was based on comparable land sales. The Company has determined that its valuation of the land falls within Level 3 of the fair value hierarchy, as it has utilized significant unobservable inputs in its assessment.

The following table summarizes the income from discontinued operations related to Montvale Center and 303 Almaden Boulevard and the related gain on forgiveness of debt and impairment loss for the three and six months ended June 30, 2013 and 2012 and the gain on sale of real estate and income from discontinued operations for the three and six months ended June 30, 2012 related to the Company’s Bedford Business Park properties which were sold on May 17, 2012:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Total revenue	$1,529	$3,263	$3,376	$7,784
Expenses
Operating	656	1,489	1,486	3,392
Depreciation and amortization	—	907	596	2,310

Total expenses	656	2,396	2,082	5,702
Operating income	873	867	1,294	2,082
Other expense
Interest expense	—	(649)	(360)	(1,294)

Income from discontinued operations	$873	$218	$934	$788

Gain on sale of real estate from discontinued operations	$—	$38,445	$—	$38,445

Gain on forgiveness of debt from discontinued operations	$—	$—	$20,736	$—

Impairment loss from discontinued operations	$—	$—	$(2,852)	$—

4. Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consist of the following at June 30, 2013:

Entity	Properties	Nominal % Ownership
Square 407 Limited Partnership	Market Square North	50.0%
The Metropolitan Square Associates LLC	Metropolitan Square	51.0%
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(1)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3	%(2)
RBP Joint Venture LLC	Eighth Avenue and 46th Street	50.0	%(3)
Boston Properties Office Value-Added Fund, L.P.	N/A	39.5	%(4)
Annapolis Junction NFM, LLC	Annapolis Junction	50.0	%(5)
2 GCT Venture LLC	N/A	60.0	%(6)
540 Madison Venture LLC	540 Madison Avenue	60.0%
125 West 55th Street Venture LLC	N/A	60.0	%(7)
500 North Capitol LLC	500 North Capitol Street, NW	30.0%

(1)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(2)	The Company’s wholly-owned entity that owns the office component of the project also owns a 33.3% interest in the entity owning the land and infrastructure of the project.
(3)	See Note 14.
(4)	The Company acquired Mountain View Research Park and Mountain View Technology Park from the Value-Added Fund on April 10, 2013 (See Note 3). As of June 30, 2013, the investment is comprised of undistributed cash.
(5)	Comprised of two buildings, one building under construction and two undeveloped land parcels.
(6)	Two Grand Central Tower was sold on October 25, 2011. As of June 30, 2013, the investment is comprised of undistributed cash.
(7)	125 West 55th Street was sold on May 30, 2013. As of June 30, 2013, the investment is comprised of undistributed cash.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
ASSETS
Real estate and development in process, net	$949,193	$4,494,971
Other assets	162,065	673,716

Total assets	$1,111,258	$5,168,687

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable	$745,550	$3,039,922
Other liabilities	25,756	792,888
Members’/Partners’ equity	339,952	1,335,877

Total liabilities and members’/partners’ equity	$1,111,258	$5,168,687

Company’s share of equity	$167,225	$787,941
Basis differentials (1)	(29,250)	(128,025)

Carrying value of the Company’s investments in unconsolidated joint ventures	$137,975	$659,916

(1)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials occur from impairment of investments and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Total revenue(1)	$99,831	$156,035	$235,481	$295,135
Expenses
Operating	32,497	39,261	74,863	78,153
Depreciation and amortization	27,141	42,679	66,418	84,578

Total expenses	59,638	81,940	141,281	162,731
Operating income	40,193	74,095	94,200	132,404
Other income (expense)
Interest expense	(40,054)	(55,909)	(96,288)	(111,271)
Losses from early extinguishments of debt	(1,677)	—	(1,677)	—

Income (loss) from continuing operations	(1,538)	18,186	(3,765)	21,133
Gain on sale of real estate	1,766	—	1,766	—

Net income (loss)	$228	$18,186	$(1,999)	$21,133

Company’s share of net income (loss)	$683	$10,641	$(1,175)	$12,012
Gain on sale of real estate	43,327	—	43,327	—
Basis differential	(2,070)	431	(1,626)	897
Elimination of inter-entity interest on partner loan	6,843	10,119	16,978	20,003

Income from unconsolidated joint ventures	$48,783	$21,191	$57,504	$32,912

Gains on consolidation of joint ventures	$387,801	$—	$387,801	$—

(1)	Includes straight-line rent adjustments of $3.1 million and $2.8 million for the three months ended June 30, 2013 and 2012, respectively, and $7.1 million and $7.1 million for the six months ended June 30, 2013 and 2012, respectively. Includes net below-market rent adjustments of $13.5 million and $23.2 million for the three months ended June 30, 2013 and 2012, respectively, and $34.0 million and $48.5 million for the six months ended June 30, 2013 and 2012, respectively. Total revenue for the three and six months ended June 30, 2012 includes termination income totaling approximately $19.6 million (of which the Company’s share is approximately $11.8 million) related to a lease termination with a tenant at 767 Fifth Avenue (the General Motors Building).

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

On April 10, 2013, the Company acquired the Mountain View Research Park and Mountain View Technology Park properties from its Value-Added Fund for an aggregate purchase price of approximately $233.5 million. In conjunction with the acquisition, the Value-Added Fund repaid the mortgage loans collateralized by the Mountain View Research Park and Mountain View Technology Park properties totaling approximately $90.0 million and $20.0 million, respectively, as well as the outstanding loans payable to the Company totaling approximately $8.6 million and $3.7 million, respectively. The Mountain View Research Park and Mountain View Technology Park mortgage loans bore interest at variable rates equal to LIBOR plus 2.00% per annum and LIBOR plus 2.50% per annum, respectively and were scheduled to mature on May 31, 2014 and November 22, 2014, respectively. The joint venture recognized a loss on early extinguishment of debt totaling approximately $0.4 million, of which the Company’s share was approximately $0.2 million, consisting of the write-off of unamortized deferred financing costs. Prior to the acquisition, the Company’s ownership interest in the properties was approximately 39.5%. As a result of the acquisition, the Company owns 100% of the properties and is accounting for them on a consolidated basis (See Note 3). The Company had previously recognized an impairment loss on its investment in the unconsolidated joint venture. As a result, the Company recognized a gain on its investment of approximately $24.4 million, which is included within gains on consolidation of joint ventures in the Company’s consolidated statements of operations.

On May 30, 2013, a joint venture in which the Company has a 60% interest completed the sale of its 125 West 55th Street property located in New York City for a sale price of $470.0 million, including the assumption by the buyer of the mortgage loan collateralized by the property totaling approximately $198.6 million. The mortgage loan bore interest at a fixed rate of 6.09% per annum and was scheduled to mature on March 10, 2020. Net cash proceeds totaled approximately $253.7 million, of which the Company’s share was approximately $152.2 million, after the payment of transaction costs. 125 West 55th Street is a Class A office property totaling approximately 588,000 net rentable square feet. The Company had previously recognized an impairment loss on its investment in the unconsolidated joint venture. As a result, the Company recognized a gain on sale of real estate totaling approximately $43.3 million, which is included within income from unconsolidated joint ventures in the Company’s consolidated statements of operations.

On May 31, 2013, the Company’s two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) located in New York City) transferred all of their interests in the joint venture to third parties. In connection with the transfer, the Company and its new joint venture partners modified the Company’s relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in the Company having sufficient financial and operating control over 767 Venture, LLC such that the Company now accounts for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in its financial statements instead of under the equity method of accounting (See Note 3). Upon consolidation, the Company recognized a non-cash gain on its investment of approximately $363.4 million which is included within gains on consolidation of joint ventures in the Company’s consolidated statements of operations.

On May 31, 2013, a joint venture in which the Company has a 30% interest refinanced its construction loan collateralized by 500 North Capitol Street, NW located in Washington, DC. The construction loan totaling approximately $90.6 million bore interest at a variable rate equal to LIBOR plus 1.65% per annum and was scheduled to mature on October 14, 2014. The joint venture recognized a loss on early extinguishment of debt totaling approximately $1.0 million, of which the Company’s share was approximately $0.3 million, consisting of the write-off of unamortized deferred financing costs. The new mortgage loan totaling $105.0 million requires interest only payments at a fixed interest rate of 4.15% per annum and matures on June 6, 2023.

On June 5, 2013, a joint venture in which the Company has a 60% interest refinanced its mortgage loans collateralized by 540 Madison Avenue located in New York City. The mortgage loans aggregating approximately $118.0 million bore interest at a weighted-average fixed rate of 5.20% per annum and were scheduled to mature on July 11, 2013. The joint venture recognized a loss on early extinguishment of debt totaling approximately $0.3 million, of which the Company’s share was approximately $0.2 million, related to the acceleration of the remaining balance of the historical fair value debt adjustment, which was the result of purchase accounting. The new mortgage loan totaling $120.0 million requires interest only payments at a variable rate equal to LIBOR plus 1.50% per annum and matures on June 5, 2018.

5. Mortgage Notes Payable

On February 5, 2013, the Company used available cash to repay the mortgage loan collateralized by its Kingstowne One property located in Alexandria, Virginia totaling approximately $17.0 million. The mortgage loan bore interest at a fixed rate of 5.96% per annum and was scheduled to mature on May 5, 2013. There was no prepayment penalty.

On February 20, 2013, the foreclosure sale of the Company’s Montvale Center property was ratified by the court. As a result of the ratification, the mortgage loan totaling $25.0 million was extinguished and the related obligations were satisfied with the transfer of the real estate resulting in the recognition of a gain on forgiveness of debt totaling approximately $20.7 million. The operating results of the property through the date of ratification have been classified as discontinued operations on a historical basis for all periods (See Notes 2 and 3).

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

On May 31, 2013, in conjunction with the consolidation of the Company’s 767 Venture, LLC joint venture (the entity that owns 767 Fifth Avenue (the General Motors Building), the Company recorded mortgage loans collateralized by the property aggregating $1.3 billion and mezzanine loans aggregating $306.0 million. The mortgage loans require interest-only payments at a weighted-average fixed interest rate of 5.95% per annum and mature on October 7, 2017. The mezzanine loans require interest-only payments at a weighted-average fixed interest rate of 6.02% per annum and mature on October 7, 2017. The mortgage loans and mezzanine loans were recorded at their fair values aggregating approximately $1.5 billion and $311.7 million, respectively, using weighted-average effective interest rates of approximately 2.44% and 5.53% per annum, respectively. In addition, in conjunction with the consolidation, the Company recorded loans payable to the joint venture’s partners totaling $450.0 million and related accrued interest payable totaling approximately $175.8 million. The partner loans bear interest at a fixed rate of 11.0% per annum and mature on June 9, 2017. The Company has eliminated in consolidation its partner loan totaling $270.0 million and its share of the related accrued interest payable. The remaining notes payable to the outside joint venture partners totaling $180.0 million have been reflected as Related Party Notes Payable on the Consolidated Balance Sheets (See Note 3).

6. Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of June 30, 2013 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
12 Year Unsecured Senior Notes	5.625%	5.693%	$300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015
10 Year Unsecured Senior Notes	5.875%	5.967%	700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
7 Year Unsecured Senior Notes	3.700%	3.853%	850,000	November 15, 2018
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024

Total principal			5,850,000
Net unamortized discount			(15,027)

Total			$5,834,973

(1)	Yield on issuance date including the effects of discounts on the notes and the amortization of financing costs.
(2)	No principal amounts are due prior to maturity.

The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At June 30, 2013, the Company was in compliance with each of these financial restrictions and requirements.

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

On June 27, 2013, the Company completed a public offering of $700.0 million in aggregate principal amount of its 3.800% senior unsecured notes due 2024. The notes were priced at 99.694% of the principal amount to yield an effective rate (including financing fees) of 3.916% to maturity. The notes will mature on February 1, 2024, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $691.9 million after deducting the underwriting discount and transaction expenses.

7. Unsecured Exchangeable Senior Notes

The following summarizes the unsecured exchangeable senior notes outstanding as of June 30, 2013 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate		Principal Amount	First Optional Redemption Date by the Company	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051	(2)	$747,500	N/A	February 15, 2014
Net unamortized discount					(924)
Adjustment for the equity component allocation, net of accumulated amortization					(12,298)

Total					$734,278

(1)	Yield on issuance date including the effects of discounts on the notes and the amortization of financing costs but excluding the effects of the adjustment for the equity component allocation.
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of Boston Properties, Inc.’s common stock). In addition, the Company entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions were intended to increase the effective exchange price to the Company of the notes from $117.58 to approximately $137.17 per share (subject to adjustment), representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of Boston Properties, Inc.’s common stock. The net cost of the capped call transactions was approximately $44.4 million. As of June 30, 2013, the effective exchange price was $134.38 per share.

On April 15, 2013, the Company announced that holders of its 3.75% Exchangeable Senior Notes due 2036 (the “Notes”) had the right to surrender their Notes for purchase by the Company (the “Put Right”) on May 18, 2013. On April 15, 2013, the Company also announced that it had issued a notice of redemption to the holders of the Notes to redeem, on May 18, 2013 (the “Redemption Date”), all of the Notes outstanding on the Redemption Date. In connection with the notice of redemption, holders of the Notes had the right to exchange their Notes on or prior to May 16, 2013. Notes with respect to which the Put Right was not exercised and that were not surrendered for exchange on or prior to May 16, 2013, were redeemed by the Company at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest thereon to, but excluding, the Redemption Date. Based on final information provided to the Company by the trustee for the Notes, no Notes were validly tendered and accepted for purchase in the Put Right. Pursuant to the notice of redemption, an aggregate principal amount of $990,000 of the Notes was redeemed on May 18, 2013. The remaining aggregate principal amount of $449,010,000 of the Notes was surrendered for exchange and, in addition to the repayment of the principal in cash, Boston Properties, Inc. issued an aggregate of 419,116 shares of its common stock in exchange for the Notes (See Note 10). The Company recognized a loss on early extinguishment of debt totaling approximately $0.1 million consisting of transaction costs.

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

The Company has letter of credit and performance obligations of approximately $13.9 million related to lender and development requirements.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

In connection with the assumption of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture, 767 Venture, LLC, the Company guaranteed the consolidated joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of June 30, 2013, the maximum funding obligation under the guarantee was approximately $28.2 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.

In connection with the mortgage financing collateralized by the Company’s John Hancock Tower property located in Boston, Massachusetts, the Company has agreed to guarantee approximately $4.2 million related to its obligations to provide funds for certain tenant re-leasing costs. The mortgage financing matures on January 6, 2017.

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

9. Noncontrolling Interests

Noncontrolling interests relate to the interests in the Company not owned by Boston Properties, Inc. and interests in consolidated property partnerships not wholly-owned by the Company. As of June 30, 2013, the noncontrolling interests in the Company consisted of 15,739,523 OP Units, 1,464,250 LTIP Units, 397,750 2011 OPP Units, 397,750 2012 OPP Units, 317,406 2013 MYLTIP Units, 995,997 Series Two Preferred Units (or 1,307,083 OP Units on an as converted basis) and 1,221,527 Series Four Preferred Units (not convertible into OP Units) held by parties other than Boston Properties, Inc.

Noncontrolling Interest—Redeemable Interest in Property Partnership

On October 4, 2012, the Company completed the formation of a joint venture, which owns and operates Fountain Square located in Reston, Virginia. The joint venture partner contributed the property valued at approximately $385.0 million and related mortgage indebtedness totaling approximately $211.3 million for a nominal 50% interest in the joint venture. The Company contributed cash totaling approximately $87.0 million for its nominal 50% interest, which cash was distributed to the joint venture partner. Pursuant to the joint venture agreement (i) the Company has rights to acquire the partner’s nominal 50% interest and (ii) the partner has the right to cause the Company to acquire the partner’s interest on January 4, 2016, in each case at a fixed price totaling approximately $102.0 million in cash. The fixed price option rights expire on January 31, 2016. The Company is consolidating this joint venture due to the Company’s right to acquire the partner’s nominal 50% interest. The Company initially recorded the noncontrolling interest at its acquisition-date fair value as temporary equity, due to the redemption option existing outside the control of the Company. The Company will accrete the changes in the redemption value quarterly over the period from the acquisition date to the earliest redemption date using the effective interest method. The Company will record the accretion after the allocation of net income and distributions of cash flow to the noncontrolling interest account balance.

The following table reflects the activity of the noncontrolling interest—redeemable interest in property partnership in the Company’s Fountain Square consolidated joint venture for the six months ended June 30, 2013 (in thousands):

Balance at January 1, 2013	$97,558
Net loss	(980)
Distributions	(2,950)
Adjustment to reflect redeemable interest at redemption value	4,534

Balance at June 30, 2013	$98,162

Noncontrolling Interest—Redeemable Preferred Units of the Company

The Preferred Units at June 30, 2013 included 995,997 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) 6.00% per annum on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). The holders of Series Two Preferred Units have the right to require the Company to redeem all of the outstanding units for cash at the redemption price of $50.00 per unit on May 12, 2014. The holders also had the right to have 1,007,662 Series Two Preferred Units (or such lesser amount that may have been outstanding) redeemed for cash on each of May 12, 2009, May 12, 2010, May 12, 2011, May 14, 2012 and May 14, 2013, although no holder exercised such right. In May 2014, the Company’s general partner also has the right, subject to certain conditions, to call for redemption all of the outstanding Series Two Preferred Units for cash or to convert into OP Units any Series Two Preferred Units that have not been previously redeemed. In the event the Company’s general partner calls the Series Two Preferred Units for redemption, the holders shall have the right to convert the Series Two Preferred Units into OP Units.

On February 15, 2013, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.85302 per unit. On May 15, 2013, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.85302 per unit.

Due to the redemption option and the conversion option existing outside the control of the Company, the Series Two Preferred Units are not included in Partners’ Capital and are reflected in the Consolidated Balance Sheets at an amount equivalent to the value of such units had such units been redeemed at June 30, 2013. The value of the Series Two Preferred Units, assuming all of such units had been converted and then redeemed at June 30, 2013, was approximately $137.9 million based on the closing price of Boston Properties, Inc.’s common stock of $105.47 per share on that date.

The Preferred Units at June 30, 2013 also included 1,221,527 Series Four Preferred Units, which bear a preferred distribution equal to 2.00% per annum on a liquidation preference of $50.00 per unit and are not convertible into OP Units. In order to secure the performance of certain obligations by the holders, an aggregate of 360,126 of such Series Four Preferred Units are subject to forfeiture pursuant to the terms of a pledge agreement. The holders of Series Four Preferred Units have the right, at certain times and subject to certain conditions set forth in the Certificate of Designations establishing the rights, limitations and preferences of the Series Four Preferred Units, to require the Company to redeem all of their units for cash at the redemption price of $50.00 per unit. The Company also has the right, at certain times and subject to certain conditions, to redeem all of the Series Four Preferred Units for cash at the redemption price of $50.00 per unit. The Series Four Preferred Units that are subject to the security interest under the pledge agreement may not be redeemed until and unless such security interest is released. The Company’s first right to redeem the Series Four Preferred Units is a 30-day period beginning on August 29, 2013 (See Note 14). Due to the holders’ redemption option existing outside the control of the Company, the Series Four Preferred Units are not included in Partners’ Capital in the Company’s Consolidated Balance Sheets.

On February 15, 2013, the Company paid a distribution on its outstanding Series Four Preferred Units of $0.25 per unit. On May 15, 2013, the Company paid a distribution on its outstanding Series Four Preferred Units of $0.25 per unit.

The following table reflects the activity of the noncontrolling interests—redeemable preferred units of the Company for the six months ended June 30, 2013 and 2012 (in thousands):

Balance at January 1, 2013	$199,378
Net income	2,303
Distributions	(2,303)
Reallocation of partnership interest	(444)

Balance at June 30, 2013	$198,934

Balance at January 1, 2012	$145,484
Net income	1,566
Distributions	(1,566)
Reallocation of partnership interest	1,107

Balance at June 30, 2012	$146,591

Noncontrolling Interest—Common Units of the Company

During the six months ended June 30, 2013, 333,997 OP Units were presented by the holders for redemption (including 17,651 OP Units issued upon conversion of LTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.

At June 30, 2013, the Company had outstanding 397,750 2011 OPP Units, 397,750 2012 OPP Units and 317,406 2013 MYLTIP Units. Prior to the measurement date (January 31, 2014 for 2011 OPP Units, February 6, 2015 for 2012 OPP Units and February 4, 2016 for 2013 MYLTIP Units), holders of OPP Units and 2013 MYLTIP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of OPP Units and 2013 MYLTIP Units, both vested and unvested, that OPP and 2013 MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.

On January 29, 2013, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.65 per unit, and a distribution on the 2011 OPP Units and 2012 OPP Units in the amount of $0.065 per unit, to holders of record as of the close of business on December 31, 2012. On April 30, 2013, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.65 per unit, and a distribution on the 2011 OPP Units, 2012 OPP Units and 2013 MYLTIP Units in the amount of $0.065 per unit, to holders of record as of the close of business on March 29, 2013. On June 18, 2013, Boston Properties, Inc., as general partner of the Company, declared a distribution on the OP Units and LTIP Units in the amount of $0.65 per unit and a distribution on the 2011 OPP Units, 2012 OPP Units and 2013 MYLTIP Units in the amount of $0.065 per unit, in each case payable on July 31, 2013 to holders of record as of the close of business on June 28, 2013.

The following table reflects the activity of the noncontrolling interests—redeemable common units for the six months ended June 30, 2013 and 2012 (in thousands):

Balance at January 1, 2013	$1,836,522
Contributions	26,384
Net income	57,177
Distributions	(22,705)
Conversion of redeemable partnership units	(10,309)
Unearned compensation	(5,996)
Accumulated other comprehensive loss	127
Adjustment to reflect redeemable partnership units at redemption value	(66,718)

Balance at June 30, 2013	$1,814,482

Balance at January 1, 2012	$1,809,119
Contributions	24,223
Net income	20,469
Distributions	(20,100)
Conversion of redeemable partnership units	(6,831)
Unearned compensation	(9,550)
Accumulated other comprehensive loss	137
Adjustment to reflect redeemable partnership units at redemption value	154,616

Balance at June 30, 2012	$1,972,083

Pursuant to the Company’s Partnership Agreement, certain limited partners in the Company have the right to redeem all or any portion of their interest for cash from the Company. However, Boston Properties, Inc. may elect to acquire the limited partner’s interest by issuing its Common Stock in exchange for the interest. The amount of cash to be paid to the limited partner if the redemption right is exercised and Boston Properties, Inc. does not elect to issue its Common Stock is based on the trading price of Boston Properties, Inc.’s common stock at that time. Due to the redemption option existing outside the control of the Company, such limited partners’ units are not included in Partners’ Capital. The value of the OP Units not owned by Boston Properties, Inc. (including LTIP Units assuming that all conditions had been met for the conversion thereof), assuming all of such units had been redeemed at June 30, 2013 was approximately $1.8 billion based on the closing price of Boston Properties, Inc.’s common stock of $105.47 per share.

Noncontrolling Interests—Property Partnerships

The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $489.4 million at June 30, 2013 and approximately $(2.0) million at December 31, 2012, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.

On February 7, 2013, the partner in the Company’s Transbay Tower joint venture issued a notice that it was electing under the joint venture agreement to reduce its nominal ownership interest in the venture from 50% to 5%. On February 26, 2013, the Company issued a notice to the partner electing to proceed with the venture on that basis. As a result, the Company has a 95% nominal interest in and is consolidating the joint venture. Under the joint venture agreement, if certain return thresholds are achieved the partner will be entitled to an additional promoted interest. Also, under the agreement, (1) the partner has the right to cause the Company to purchase the partner’s interest after the defined stabilization date and (2) the Company has the right to acquire the partner’s interest on the third anniversary of the stabilization date, in each case at an agreed upon purchase price or appraised value. On March 26, 2013, the consolidated joint venture completed the acquisition of a land parcel in San Francisco, California which will support a 60-story, 1.4 million square foot office tower known as Transbay Tower. The purchase price for the land was approximately $192.0 million. The joint venture has commenced construction of the initial phase of the development consisting of building the project to grade (See Note 3).

On May 31, 2013, the Company’s two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) in New York City) transferred all of their interests in the joint venture to third parties. In connection with the transfer, the Company and its new joint venture partners modified the Company’s relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in the Company having sufficient financial and operating control over 767 Venture, LLC such that the Company now accounts for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in its financial statements instead of under the equity method of accounting. Upon consolidation, the Company recognized the new joint venture partners’ aggregate 40% equity interest at its aggregate fair value of approximately $483.5 million within Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets (See Notes 3 and 4).

The following table reflects the activity of the noncontrolling interests in property partnerships for the six months ended June 30, 2013 and 2012 (in thousands):

Balance at January 1, 2013	$(1,964)
Fair value of capital recorded upon consolidation	483,488
Capital contributions	10,564
Net income (loss)	(1,199)
Distributions	(1,500)

Balance at June 30, 2013	$489,389

Balance at January 1, 2012	$(1,063)
Net income	1,003
Distributions	(1,500)

Balance at June 30, 2012	$(1,560)

10. Partners’ Capital

As of June 30, 2013, Boston Properties, Inc. owned 1,695,885 general partnership units and 150,688,855 limited partnership units.

As of June 30, 2013, approximately $305.3 million remained available for issuance under Boston Properties, Inc.’s $600 million “at the market” stock offering program.

During the six months ended June 30, 2013, Boston Properties, Inc. acquired 333,997 OP Units in connection with the redemption of an equal number of redeemable OP Units from third parties.

On January 29, 2013, the Company paid a distribution in the amount of $0.65 per OP Unit to unitholders of record as of the close of business on December 31, 2012. On April 30, 2013, the Company paid a distribution in the amount of $0.65 per OP Unit to unitholders of record as of the close of business on March 29, 2013. On June 18, 2013, Boston Properties, Inc.’s Board of Directors declared a distribution of $0.65 per OP Unit payable on July 31, 2013 to unitholders of record as of the close of business on June 28, 2013.

On March 27, 2013, Boston Properties, Inc. completed an underwritten public offering of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of its newly designated 5.25% Series B Cumulative Redeemable Preferred Stock, at a price of $2,500.00 per share ($25.00 per depositary share). The net proceeds from this offering were approximately $193.9 million, after deducting the underwriting discount and transaction expenses. Boston Properties, Inc. contributed the net proceeds to the Company in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock. Boston Properties, Inc. will pay cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. Boston Properties, Inc. may not redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of Boston Properties, Inc.’s REIT status. On or after March 27, 2018, Boston Properties, Inc., at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of Boston Properties, Inc., the Company or its affiliates.

On May 15, 2013, the Company paid a distribution on its outstanding Series B Preferred Units of $17.8646 per unit. On June 18, 2013, Boston Properties, Inc.’s Board of Directors declared a distribution of $32.8125 per unit of Series B Preferred Units payable on August 15, 2013 to shareholders of record as of the close of business on August 5, 2013.

During the six months ended June 30, 2013, Boston Properties, Inc. issued 419,116 shares of Common Stock in connection with the exchange by holders of the Company’s 3.75% Exchangeable Senior Notes due 2036 (See Note 7). The Company issued 419,116 OP Units to Boston Properties, Inc.

11. Earnings Per Common Unit

The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership by the weighted-average number of common units outstanding during the period. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of Company. As a result, the Series Two Preferred Units are considered participating securities and are included in the computation of basic and diluted earnings per common unit of the Company if the effect of applying the if-converted method is dilutive. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common unit pursuant to the two-class method. As a result, unvested restricted common stock of Boston Properties, Inc. and the Company’s LTIP Units, OPP Units and 2013 MYLTIP Units are considered participating securities and are included in the computation of basic and diluted earnings per common unit of the Company if the effect of applying the if-converted method is dilutive. Because the OPP Units and 2013 MYLTIP Units require Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 16,995,000 and 17,706,000 redeemable common units for the three months ended June 30, 2013 and 2012, respectively, and approximately 17,049,000 and 17,711,000 redeemable common units for the six months ended June 30, 2013 and 2012, respectively.

	For the three months ended June 30, 2013
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties Limited Partnership	$504,316	168,933	$2.98
Discontinued operations attributable to Boston Properties Limited Partnership	873	—	0.01
Allocation of undistributed earnings to participating securities	(4,035)	—	(0.02)

Net income attributable to Boston Properties Limited Partnership	$501,154	168,933	$2.97
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	552	(0.01)

Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$501,154	169,485	$2.96

	For the three months ended June 30, 2012
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties Limited Partnership	$97,898	168,018	$0.58
Discontinued operations attributable to Boston Properties Limited Partnership	38,663	—	0.23

Net income attributable to Boston Properties Limited Partnership	$136,561	168,018	$0.81
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	382	—

Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$136,561	168,400	$0.81

	For the six months ended June 30, 2013
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties Limited Partnership	$547,294	168,842	$3.24
Discontinued operations attributable to Boston Properties Limited Partnership	18,818	—	0.11
Allocation of undistributed earnings to participating securities	(3,536)	—	(0.02)

Net income attributable to Boston Properties Limited Partnership	$562,576	168,842	$3.33
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	429	(0.01)

Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$562,576	169,271	$3.32

	For the six months ended June 30,2012
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties Limited Partnership	$153,870	167,039	$0.93
Discontinued operations attributable to Boston Properties Limited Partnership	39,233	—	0.23

Net income attributable to Boston Properties Limited Partnership	$193,103	167,039	$1.16
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	392	(0.01)

Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$193,103	167,431	$1.15

12. Stock Option and Incentive Plan

On January 28, 2013, Boston Properties, Inc.’s Compensation Committee approved multi-year long-term incentive program (MYLTIP) awards under Boston Properties, Inc.’s 2012 Stock Option and Incentive Plan (the “2012 Plan”) to officers and employees of Boston Properties, Inc. MYLTIP awards utilize total return to shareholders (“TRS”) over a three-year measurement period, on an annualized, compounded basis, as the performance metric. Earned awards will be based on Boston Properties, Inc.’s TRS relative to (i) the Cohen & Steers Realty Majors Portfolio Index (50% weight) and (ii) the NAREIT Office Index adjusted to exclude Boston Properties, Inc. (50% weight). Earned awards will range from zero to a maximum of approximately $30.7 million depending on Boston Properties, Inc.’s TRS relative to the two indices, with four tiers (threshold: approximately $5.1 million; target: approximately $10.2 million; high: approximately $20.5 million; exceptional: approximately $30.7 million) and linear interpolation between tiers. Earned awards measured on the basis of relative TRS performance are subject to an absolute TRS component in the form of relatively simple modifiers that (A) reduce the level of earned awards in the event Boston Properties, Inc.’s annualized TRS is less than 2% and (B) cause some awards to be earned in the event Boston Properties, Inc.’s annualized TRS is more than 10% even though on a relative basis alone Boston Properties, Inc.’s TRS would not result in any earned awards.

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

On March 11, 2013, Boston Properties, Inc. announced that Owen D. Thomas would succeed Mortimer B. Zuckerman as Boston Properties, Inc.’s Chief Executive Officer, effective April 2, 2013. On April 2, 2013, the Company issued 24,231 LTIP units, 38,926 2013 MYLTIP Units and 50,847 non-qualified stock options under the 2012 Plan to Mr. Thomas, pursuant to his employment agreement. Mr. Zuckerman will continue to serve as Executive Chairman for a transition period and thereafter will continue to serve as the Non-Executive Chairman of the Board of Boston Properties, Inc. In connection with succession planning, Boston Properties, Inc. and Mr. Zuckerman entered into a Transition Benefits Agreement to recognize his extraordinary services previously rendered and ensure a well-managed transition. If Mr. Zuckerman remains employed by Boston Properties, Inc. through July 1, 2014, he will be entitled to receive on January 1, 2015 a lump sum cash payment of $6.7 million and an equity award with a targeted value of approximately $11.1 million. The cash payment and equity award vest one-third on each of March 10, 2013, October 1, 2013 and July 1, 2014, subject to acceleration in certain circumstances. As a result, Boston Properties, Inc. recognized approximately $2.6 million and $9.2 million of compensation expense during the three and six months ended June 30, 2013, respectively. In addition, the agreement provides that if Mr. Zuckerman terminates his employment with Boston Properties, Inc. for any reason, voluntarily or involuntarily, he will become fully vested in any outstanding equity awards with time-based vesting. As a result, during the six months ended June 30, 2013, Boston Properties, Inc. accelerated the remaining approximately $12.9 million of stock-based compensation expense associated with Mr. Zuckerman’s unvested long-term equity awards.

Under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 718 “Compensation-Stock Compensation” the MYLTIP awards granted to employees in February 2013 and granted to Mr. Thomas in April 2013 have an aggregate value of approximately $9.2 million, which amount will generally be amortized into earnings over the five-year plan period under the graded vesting method.

During the six months ended June 30, 2013, Boston Properties, Inc. issued 36,730 shares of restricted common stock and 252,220 non-qualified stock options and the Company issued 184,733 LTIP Units and 318,926 2013 MYLTIP Units to employees and non-employee directors under the 2012 Plan, including the amounts issued to Mr. Thomas pursuant to his employment agreement, as discussed above. Employees and directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit, OPP Unit and 2013 MYLTIP Unit. An LTIP Unit is generally the economic equivalent of a share of restricted stock in Boston Properties, Inc. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. Grants of restricted stock and LTIP Units to employees vest in four equal annual installments. Restricted stock is measured at fair value on the date of grant based on the number of shares granted, as adjusted for forfeitures, and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted stock granted during the six months ended June 30, 2013 were valued at approximately $3.9 million ($105.30 per share weighted-average). The non-qualified stock options granted to employees in February 2013 had a weighted-average fair value on the date of grant of $18.46 per option, which was computed using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions: an expected life of 6.0 years, a risk-free interest rate of 1.11%, an expected price volatility of 26% and an expected dividend yield of 3%. The weighted-average exercise price of the options is $105.10, which was the closing price of Boston Properties, Inc.’s common stock on the date of grant. The LTIP Units granted to employees in February 2013 were valued at approximately $14.8 million ($96.33 per unit fair value) using a Monte Carlo simulation method model. The per unit fair value of each LTIP Unit granted was estimated on the date of grant using the following assumptions: an expected life of 5.7 years, a risk-free interest rate of 1.03% and an expected price volatility of 26%. As the 2011 OPP Units, 2012 OPP Units and 2013 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the compensation expense related to the 2011 OPP Units, 2012 OPP Units and 2013 MYLTIP Units under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Partners’ Capital in the Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2011 OPP Units, 2012 OPP Units and 2013 MYLTIP Units was approximately $6.4 million and $6.4 million for the three months ended June 30, 2013 and 2012, respectively, and approximately $31.9 million and $17.4 million for the six months ended June 30, 2013 and 2012, respectively. For the three and six months ended June 30, 2013, stock-based compensation expense includes approximately $1.6 million and $18.6 million, respectively, consisting of the acceleration of the expense of Boston Properties, Inc.’s Executive Chairman’s stock-based compensation awards and the stock-based compensation awards associated with his transition benefits agreement related to Boston Properties, Inc.’s succession planning. For the six months ended June 30, 2012, stock-based compensation expense includes approximately $2.7 million consisting of the acceleration of vesting of Boston Properties, Inc.’s Chief Operating Officer’s stock-based compensation awards associated with his resignation. At June 30, 2013, there was $22.9 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and $14.3 million of unrecognized compensation expense related to unvested 2011 OPP Units, 2012 OPP Units and 2013 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 3.0 years.

13. Segment Information

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Boston, New York, Princeton, San Francisco and Washington, DC. Segments by property type include: Class A Office, Office/Technical, Residential and Hotel.

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services, general and administrative expenses, transaction costs, impairment loss, interest expense, depreciation and amortization expense, gains (losses) from investments in securities, gains from early extinguishments of debt, gains on consolidation of joint ventures, income from unconsolidated joint ventures, discontinued operations and noncontrolling interests are not included in Net Operating Income as internal reporting addresses these items on a corporate level.

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

On May 31, 2013, the Company’s two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) located in New York City) transferred all of their interests in the joint venture to third parties. (See Note 3). Effective as of May 31, 2013, the Company accounts for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in its financial statements instead of under the equity method of accounting Upon consolidation, the operations for this building will be included in the New York region.

Information by geographic area and property type (dollars in thousands):

For the three months ended June 30, 2013:

	Boston	New York	Princeton	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$164,855	$143,305	$14,853	$53,331	$99,621	$475,965
Office/Technical	5,538	—	—	5,327	4,031	14,896
Residential	1,065	—	—	—	4,419	5,484
Hotel	11,118	—	—	—	—	11,118

Total	182,576	143,305	14,853	58,658	108,071	507,463

% of Grand Totals	35.98%	28.24%	2.93%	11.56%	21.29%	100.0%
Rental Expenses:
Class A Office	63,181	48,205	7,667	21,264	32,920	173,237
Office/Technical	1,627	—	—	1,116	1,027	3,770
Residential	407	—	—	—	2,423	2,830
Hotel	7,335	—	—	—	—	7,335

Total	72,550	48,205	7,667	22,380	36,370	187,172

% of Grand Totals	38.76%	25.75%	4.10%	11.96%	19.43%	100.0%

Net operating income	$110,026	$95,100	$7,186	$36,278	$71,701	$320,291

% of Grand Totals	34.35%	29.69%	2.24%	11.33%	22.39%	100.0%

For the three months ended June 30, 2012:

	Boston	New York	Princeton	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$157,642	$122,657	$15,617	$52,102	$88,740	$436,758
Office/Technical	5,744	—	—	144	4,054	9,942
Residential	1,013	—	—	—	4,023	5,036
Hotel	10,049	—	—	—	—	10,049

Total	174,448	122,657	15,617	52,246	96,817	461,785

% of Grand Totals	37.78%	26.56%	3.38%	11.31%	20.97%	100.0%
Rental Expenses:
Class A Office	60,504	38,936	7,691	20,507	28,306	155,944
Office/Technical	1,652	—	—	38	964	2,654
Residential	367	—	—	—	2,207	2,574
Hotel	6,616	—	—	—	—	6,616

Total	69,139	38,936	7,691	20,545	31,477	167,788

% of Grand Totals	41.21%	23.21%	4.58%	12.24%	18.76%	100.0%

Net operating income	$105,309	$83,721	$7,926	$31,701	$65,340	$293,997

% of Grand Totals	35.82%	28.48%	2.70%	10.78%	22.22%	100.0%

For the six months ended June 30, 2013:

	Boston	New York	Princeton	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$326,358	$265,401	$31,280	$106,002	$197,486	$926,527
Office/Technical	11,191	—	—	5,478	8,074	24,743
Residential	2,132	—	—	—	8,930	11,062
Hotel	19,409	—	—	—	—	19,409

Total	359,090	265,401	31,280	111,480	214,490	981,741

% of Grand Totals	36.58%	27.03%	3.19%	11.35%	21.85%	100.0%
Rental Expenses:
Class A Office	128,913	90,092	15,314	41,136	64,843	340,298
Office/Technical	3,414	—	—	1,151	2,031	6,596
Residential	850	—	—	—	4,713	5,563
Hotel	14,379	—	—	—	—	14,379

Total	147,556	90,092	15,314	42,287	71,587	366,836

% of Grand Totals	40.22%	24.56%	4.17%	11.53%	19.52%	100.0%

Net operating income	$211,534	$175,309	$15,966	$69,193	$142,903	$614,905

% of Grand Totals	34.40%	28.51%	2.60%	11.25%	23.24%	100.0%

For the six months ended June 30, 2012:

	Boston	New York	Princeton	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$298,650	$240,246	$30,467	$102,766	$179,137	$851,266
Office/Technical	11,343	—	—	196	8,146	19,685
Residential	1,896	—	—	—	7,621	9,517
Hotel	16,865	—	—	—	—	16,865

Total	328,754	240,246	30,467	102,962	194,904	897,333

% of Grand Totals	36.64%	26.77%	3.40%	11.47%	21.72%	100.0%
Rental Expenses:
Class A Office	118,337	77,443	15,049	39,924	55,747	306,500
Office/Technical	3,152	—	—	62	2,011	5,225
Residential	757	—	—	—	4,532	5,289
Hotel	12,715	—	—	—	—	12,715

Total	134,961	77,443	15,049	39,986	62,290	329,729

% of Grand Totals	40.93%	23.49%	4.56%	12.13%	18.89%	100.0%

Net operating income	$193,793	$162,803	$15,418	$62,976	$132,614	$567,604

% of Grand Totals	34.14%	28.68%	2.72%	11.10%	23.36%	100.0%

The following is a reconciliation of Net Operating Income to net income attributable to Boston Properties Limited Partnership:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net Operating Income	$320,291	$293,997	$614,905	$567,604
Add:
Development and management services income	7,857	9,564	16,593	17,709
Income from unconsolidated joint ventures	48,783	21,191	57,504	32,912
Gains on consolidation of joint ventures	387,801	—	387,801	—
Interest and other income	1,296	2,382	2,767	4,028
Gains (losses) from investments in securities	181	(186)	916	615
Gains from early extinguishments of debt	152	274	152	1,041
Income from discontinued operations	873	218	934	788
Gain on sale of real estate from discontinued operations	—	38,445	—	38,445
Gain on forgiveness of debt from discontinued operations	—	—	20,736	—
Less:
General and administrative expense	22,194	19,066	65,765	46,685
Transaction costs	535	8	978	2,112
Depreciation and amortization expense	132,654	109,127	251,205	215,535
Interest expense	103,140	99,901	203,573	203,138
Impairment loss	—	—	4,401	—
Impairment loss from discontinued operations	—	—	2,852	—
Noncontrolling interest in property partnerships	(219)	457	2,355	1,003
Noncontrolling interest—redeemable preferred units	3,741	765	5,067	1,566

Net income attributable to Boston Properties Limited Partnership	$505,189	$136,561	$566,112	$193,103

14. Subsequent Events

On July 1, 2013, the Company completed and fully placed in-service its Cambridge Center Connector project with approximately 43,000 net rentable square feet located in Cambridge, Massachusetts.

On July 15, 2013, the Company executed a binding contract for the sale of its 1301 New York Avenue property located in Washington, DC for a net contract sale price of approximately $121.7 million. After adjusting for outstanding lease and other transaction costs to be assumed by the buyer, the gross sale price is approximately $135.0 million. 1301 New York Avenue is a Class A office property totaling approximately 201,000 net rentable square feet. The sale is subject to the satisfaction of customary closing conditions and there can be no assurance that the sale will be consummated on the terms currently contemplated, or at all.

On July 19, 2013, a joint venture in which the Company has a 50% interest completed the sale of its Eighth Avenue and 46th Street project located in New York City for an imputed sale price of $45.0 million. The Eighth Avenue and 46th Street project is comprised of an assemblage of land parcels and air-rights. Net cash proceeds to the Company totaled approximately $21.8 million, after the payment of transaction costs.

On July 26, 2013, the Company amended and restated the revolving credit agreement governing the Company’s Unsecured Line of Credit, which, among other things, (1) increased the total commitment from $750.0 million to $1.0 billion, (2) extended the maturity date from June 24, 2014 to July 26, 2018 and (3) reduced the per annum variable interest rates and other fees. The Company may increase the total commitment to $1.5 billion, subject to syndication of the increase and other conditions. At the Company’s option, loans outstanding under the Unsecured Line of Credit will bear interest at a rate per annum equal to (1), in the case of loans denominated in Dollars, Euro or Sterling, LIBOR or, in the case of loans denominated in Canadian Dollars, CDOR, in each case, plus a margin ranging from 0.925% to 1.70% based on the Company’s credit rating or (2) an alternate base rate equal to the greatest of (a) the Administrative Agent’s prime rate, (b) the Federal Funds rate plus 0.5% or (c) LIBOR for a one month period plus 1.00%, in each case, plus a margin ranging from 0.0% to 0.70% based on the Company’s credit rating. The Unsecured Line of Credit also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a reduced interest rate. In addition, the Company is also obligated to pay (1) in quarterly installments a facility fee on the total commitment at a rate per annum ranging from 0.125% to 0.35% based on the Company’s credit rating and (2) an annual fee on the undrawn amount of each letter of credit equal to the LIBOR margin. Based on the Company’s current credit rating, the LIBOR and CDOR margin is 1.00%, the alternate base rate margin is 0.0% and the facility fee is 0.15%.

On August 7, 2013, Boston Properties, Inc., in its capacity as the general partner of the Company, elected to redeem approximately 861,400 Series Four Preferred Units for cash at the redemption price of $50.00 per unit plus accrued and unpaid distributions through the redemption date of August 29, 2013.

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

We are cautiously optimistic about the operating fundamentals in our markets. Our portfolio is concentrated in markets and submarkets where businesses are oriented on new ideas, such as technology, media and information distribution, mobility, life sciences and medical devices, and this segment of the economy is expanding and leasing additional office space. However, there continue to be headwinds against more rapid improvements in the office business. The strongest force is densification, which occurs as businesses seek less traditional layouts that cater to more collaborative work environments and fit people more efficiently into less space. We are also seeing new construction in our markets that, in many cases, is creating negative absorption.

Leasing activity in our portfolio during the second quarter of 2013 was stable with approximately 970,000 square feet of leases signed covering vacant space, extensions and expansions and pre-leasing for our development projects. With leases covering approximately 955,000 square feet, or approximately 2.3% of the space in our portfolio, expiring in 2013, we are well-positioned to cover our maturing leases and improve our occupancy. Each of the markets in which we operate has varying degrees of opportunities and challenges.

In the midtown Manhattan market, overall leasing activity during the second quarter of 2013 was strong. The increase in demand is driven by small but financially strong tenants and these tenants have not been as impacted by densification trends. Activity from larger tenants has increased, but the number of large lease expirations (200,000 square feet or more) is limited in 2013-2015 and many of these tenants are contracting the amount of space they require as leases expire. Activity in our portfolio has improved with occupancy improving by 70 basis points from the end of the first quarter to approximately 95.2% leased as of June 30, 2013, with little near-term lease expirations. Our 250 West 55th Street development project is currently 46% pre-leased and as it nears substantial completion, we are seeing increased interest from prospective tenants seeking space in the building.

In our Washington, DC region, the overall leasing activity continues to be slow and public sector and defense contractor demand has been adversely impacted by continued federal budgetary uncertainty, sequestration and the reductions in discretionary spending programs. However, our portfolio continues to have stable occupancy at approximately 95% with modest rollover/exposure through 2014 of approximately 7.6%.

In the Boston region, the expansion of the life sciences and technology industry is positively impacting each of the submarkets in which we operate. Our assets in the Boston Central Business District (“CBD”) are 97.1% leased. The East Cambridge submarket remains healthy with vacancy rates below 10% and rising rental rents. Our Cambridge portfolio is 99.7% leased with no material expirations until 2014. In the suburbs of Boston along Route 128, we are also benefiting from the strong tenant demand in the technology and life sciences industries with the completion of 385,000 square feet of leases since the end of 2012. Our suburban portfolio is approximately 81.0% leased with approximately 939,000 square feet of availability and improving activity.

The San Francisco CBD and Silicon Valley submarkets continue to benefit from business expansion and job growth, particularly in the technology sector, which has resulted in positive absorption, lower vacancy and increasing rental rents. Our assets in San Francisco CBD and the Silicon Valley submarkets are 89.2% leased. During the second quarter of 2013, we commenced development activity at Transbay Tower, a 60-story, 1.4 million square foot office tower. These activities include initial subgrade and foundation construction activity with the expectation of completing this work by the end of 2014.

The table below details the leasing activity during the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	Total Square Feet
Vacant space available at the beginning of the period	3,419,515	3,501,253
Property dispositions/properties taken out of service	(50,741)	(82,889)
Properties acquired vacant space	86,661	86,661
Properties placed in-service	195,191	570,100
Leases expiring or terminated during the period	673,712	1,544,730

Total space available for lease	4,324,338	5,619,855

1st generation leases	233,026	514,624
2nd generation leases with new tenants	499,222	1,037,838
2nd generation lease renewals	338,682	813,985

Total space leased	1,070,930	2,366,447

Vacant space available for lease at the end of the period	3,253,408	3,253,408

Second generation leasing information: (1)
Leases commencing during the period, in square feet	837,904	1,851,823
Average Lease Term	55 Months	88 Months
Average Free Rent Period	64 Days	79 Days
Total Transaction Costs Per Square Foot (2)	$24.24	$30.90
Increase / (decrease) in Gross Rents (3)	(0.15)%	(1.39)%
Increase / (decrease) in Net Rents (4)	(0.62)%	(2.53)%

(1)	Second generation leases are defined as leases for space that had previously been under lease by us. Of the 837,904 and 1,851,823 square feet of second generation leases that commenced during the three and six months ended June 30, 2013, respectively, 533,261 and 1,159,734 square feet were signed in prior periods for the three and six months ended June 30, 2013, respectively.
(2)	Total transaction costs include tenant improvements and leasing commissions and exclude free rent concessions.
(3)	Represents the increase/(decrease) in gross rent (base rent plus expense reimbursements) on the new vs. expired leases on the 605,995 and 1,516,773 square feet of second generation leases (1) that had been occupied within the prior 12 months and (2) for which the new lease term is greater than six months, for the three and six months ended June 30, 2013, respectively.
(4)	Represents the increase/(decrease) in net rent (gross rent less operating expenses) on the new vs. expired leases on the 605,995 and 1,516,773 square feet of second generation leases (1) that had been occupied within the prior 12 months and (2) for which the new lease term is greater than six months, for the three and six months ended June 30, 2013, respectively.

From July 1, 2013 to December 31, 2014, leases representing approximately 9.5% of the space at our properties expire. As these leases expire, assuming no further change in current market rental rates, we expect that the rental rates we are likely to achieve on new leases will generally be greater than the rates currently being paid.

We believe the successful lease-up and completion of our development pipeline will enhance our long-term return on equity and earnings growth as these developments are placed in-service through 2015. During the first half of 2013, we fully placed in-service Two Patriots Park in Reston, Virginia, 500 North Capitol Street in Washington, DC, Annapolis Junction Building Six in Annapolis, Maryland and 17 Cambridge Center in Cambridge, Massachusetts. On July 1, 2013, we fully placed in-service the Cambridge Connector in Cambridge, Massachusetts, which is 100% leased. The above placed-in service development properties has an aggregate estimated investment of approximately $218 million, of which we have spent. approximately $192 million.

We believe the development of well-positioned office buildings is justified in many of our submarkets where tenants have shown demand for high-quality construction, modern design, efficient floor plates and sustainable features. Each of our development projects underway is pre-certified USGB LEED Silver or higher. Our current development pipeline, which excludes properties which are fully placed in-service, totals approximately 2.8 million square feet with a total projected investment of approximately $2.5 billion.

Given investor demand for assets like ours we continue to review our portfolio to identify properties that may have limited opportunities for cash flow growth, no longer fit within our portfolio strategy or can attract premium pricing in the current market environment as potential sales candidates. During the quarter, a joint venture in which we have a 60% interest sold 125 West 55th Street, in New York City for $470 million and we sold 303 Almaden Boulevard in San Jose, California for $40 million. Since July 1, 2013, we signed a binding contract for the sale of our 1301 New York Avenue property located in Washington, DC for a gross sale price of approximately $135 million and a joint venture in which we have a 50% interest sold an assemblage of land parcels and air rights at Eighth Avenue and 46th Street in New York City for net proceeds to us of approximately $21.7 million. We are also considering the sale of all or a portion of additional properties, including Time Square Tower in New York City, and we may seek to market additional properties. Aggregate asset sales during 2013 may approach or exceed $1 billion.

We maintain substantial liquidity including available cash, as of August 1, 2013, of approximately $1.4 billion and approximately $990.4 million available under our $1.0 billion Unsecured Line of Credit. On July 26, 2013, we amended and restated the revolving credit agreement governing our Unsecured Line of Credit, which, among other things, (1) increased the total commitment from $750.0 million to $1.0 billion, (2) extended the maturity date from June 24, 2014 to July 26, 2018 and (3) reduced per annum variable rates and other fees. During 2013, we raised net proceeds of approximately $1.4 billion in the capital markets. Specifically, Boston Properties, Inc. issued $200 million of 5.25% Series B Cumulative Redeemable Preferred Stock (and contributed the proceeds to us in exchange for Series B Preferred Units), and we issued $500 million aggregate principal amount of 3.125% senior unsecured notes due 2023 and $700 million aggregate principal amount of 3.800% senior unsecured notes due 2024. Our funding requirements include (1) $747.5 million of our 3.625% exchangeable senior notes due February 2014, (2) $0.9 billion of our development pipeline remains to be funded through 2015 and (3) approximately $77 million (of which our shares is approximately $70 million) of secured debt that matures by the end of 2014. We have access to multiple sources of capital, including public debt and equity markets, secured debt markets and potential asset sales to fund the foregoing as well as future capital requirements.

Transactions during the three months ended June 30, 2013 included the following:

•

On April 1, 2013, we were designated as the Owner’s Representative by Harvard Planning and Project Management to provide development management services for Harvard’s new Health and Life Sciences Facility.

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

•	On April 1, 2013, we commenced construction on the initial phase of our Transbay Tower development project in San Francisco, California which consists of building the project to grade.

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

•

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from the Value-Added Fund for an aggregate gross purchase price of approximately $233.5 million. In conjunction with the acquisition, the Value-Added Fund repaid the mortgage loans collateralized by the Mountain View Research Park and Mountain View Technology Park properties totaling approximately $90.0 million and $20.0 million, respectively, as well as the outstanding loans payable to us totaling approximately $8.6 million and $3.7 million, respectively. The Mountain View Research Park and Mountain View Technology Park mortgage loans bore interest at variable rates equal to LIBOR plus 2.00% per annum and LIBOR plus 2.50% per annum, respectively, and were scheduled to mature on May 31, 2014 and November 22, 2014, respectively. The joint venture recognized a loss on early extinguishment of debt totaling approximately $0.4 million, of which our share was approximately $0.2 million, consisting of the write-off of unamortized deferred financing costs. Prior to the acquisition, our ownership interest in the properties was approximately 39.5%. As a result of the acquisition, the Company owns 100% of the properties and is accounting for them on a consolidated basis (See Note 3 to the Consolidated Financial Statements). We had previously recognized an impairment loss on our investment in the unconsolidated joint venture. As a result, we recognized a gain upon consolidation totaling approximately $24.4 million.

•

On April 11, 2013, we completed a public offering of $500.0 million in aggregate principal amount of 3.125% senior unsecured notes due 2023. The notes were priced at 99.379% of the principal amount to yield an effective rate (including financing fees) of 3.279% to maturity. The notes will mature on September 1, 2023, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $492.5 million after deducting the underwriting discount and transaction expenses.

•

On April 15, 2013, we announced that holders of our 3.75% Exchangeable Senior Notes due 2036 (the “Notes”) had the right to surrender their Notes for purchase by us (the “Put Right”) on May 18, 2013. On April 15, 2013, we also announced that we issued a notice of redemption to the holders of the Notes to redeem, on May 18, 2013 (the “Redemption Date”), all of the Notes outstanding on the Redemption Date. In connection with the notice of redemption, holders of the Notes had the right to exchange their Notes on or prior to May 16, 2013. Notes with respect to which the Put Right was not exercised and that were not surrendered for exchange on or prior to May 16, 2013, were redeemed by us at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest thereon to, but excluding, the Redemption Date. Based on final information provided to us by the trustee for the Notes, no Notes were validly tendered and accepted for purchase in the Put Right. Pursuant to the notice of redemption, an aggregate principal amount of $990,000 of the Notes was redeemed on May 18, 2013. The remaining aggregate principal amount of $449,010,000 of the Notes was surrendered for exchange and, in addition to the repayment of the principal in cash, Boston Properties, Inc. issued an aggregate of 419,116 shares of its common stock in exchange for the Notes. We recognized a loss on early extinguishment of debt totaling approximately $0.1 million consisting of transaction costs.

•

On April 25, 2013, we commenced construction of our 601 Massachusetts Avenue development project totaling approximately 478,000 net rentable square feet located in Washington, DC. The project is approximately 79% pre-leased.

•

On May 30, 2013, a joint venture in which we have a 60% interest completed the sale of its 125 West 55th Street property located in New York City for a sale price of $470.0 million, including the assumption by the buyer of the mortgage loan collateralized by the property totaling approximately $198.6 million. The mortgage loan bore interest at a fixed rate of 6.09% per annum and was scheduled to mature on March 10, 2020. Net cash proceeds totaled approximately $253.7 million, of which our share was approximately $152.2 million, after the payment of transaction costs. 125 West 55th Street is a Class A office property totaling approximately 588,000 net rentable square feet. We had previously recognized an impairment loss on our investment in the unconsolidated joint venture. As a result, we recognized a gain on sale of real estate totaling approximately $43.3 million.

•

On May 31, 2013, a joint venture in which we have a 30% interest refinanced its construction loan collateralized by 500 North Capitol Street, NW located in Washington, DC. The construction loan totaling approximately $90.6 million bore interest at a variable rate equal to LIBOR plus 1.65% per annum and was scheduled to mature on October 14, 2014. The joint venture recognized a loss on early extinguishment of debt totaling approximately $1.0 million, of which our share was approximately $0.3 million, consisting of the write-off of unamortized deferred financing costs. The new mortgage loan totaling $105.0 million requires interest only payments at a fixed interest rate of 4.15% per annum and matures on June 6, 2023.

•

On May 31, 2013, our two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) in New York City) transferred all of their interests in the joint venture to third parties. In connection with the transfer we and our new joint venture partners modified our relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in us having sufficient financial and operating control over 767 Venture, LLC such that we now account for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in our financial statements instead of under the equity method of accounting. Our ownership interest in 767 Venture, LLC remained unchanged at 60%. Upon consolidation, we recognized a non-cash gain on our investment of approximately $363.4 million.

•

On June 5, 2013, a joint venture in which we have a 60% interest refinanced its mortgage loans collateralized by 540 Madison Avenue located in New York City. The mortgage loans aggregating approximately $118.0 million bore interest at a weighted-average fixed rate of 5.20% per annum and were scheduled to mature on July 11, 2013. The joint venture recognized a loss on early extinguishment of debt totaling approximately $0.3 million, of which our share was approximately $0.2 million, related to the acceleration of the remaining balance of the historical fair value debt adjustment, which was the result of purchase accounting. The new mortgage loan totaling $120.0 million requires interest only payments at a variable rate equal to LIBOR plus 1.50% per annum and matures on June 5, 2018.

•

On June 14, 2013, we completed and fully placed in-service 17 Cambridge Center, a Class A office project with approximately 195,000 net rentable square feet located in Cambridge, Massachusetts. The property is 100% leased.

•

On June 27, 2013, we completed a public offering of $700.0 million in aggregate principal amount of 3.800% senior unsecured notes due 2024. The notes were priced at 99.694% of the principal amount to yield an effective rate (including financing fees) of 3.916% to maturity. The notes will mature on February 1, 2024, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $691.9 million after deducting the underwriting discount and transaction expenses.

•

On June 28, 2013, we completed the sale of our 303 Almaden Boulevard property located in San Jose, California for a sale price of $40.0 million. Net cash proceeds totaled approximately $39.3 million. 303 Almaden Boulevard is a Class A office property totaling approximately 158,000 net rentable square feet. Because we entered into the related purchase and sale agreement on March 28, 2013 and the carrying value of the property exceeded its net sale price, we recognized an impairment loss totaling approximately $2.9 million during the three months ended March 31, 2013. As a result, there was no loss on sale of real estate recognized during the three months ended June 30, 2013.

Transactions completed subsequent to June 30, 2013:

•

On July 1, 2013, we completed and fully placed in-service our Cambridge Center Connector project with approximately 43,000 net rentable square feet located in Cambridge, Massachusetts. The project is 100% leased.

•

On July 15, 2013, we executed a binding contract for the sale of our 1301 New York Avenue property located in Washington, DC for a net contract sale price of approximately $121.7 million. After adjusting for outstanding lease and other transaction costs to be assumed by the buyer, the gross sale price is approximately $135.0 million. 1301 New York Avenue is a Class A office property totaling approximately 201,000 net rentable square feet. The sale is subject to the satisfaction of customary closing conditions and there can be no assurance that the sale will be consummated on the terms currently contemplated, or at all.

•

On July 19, 2013, a joint venture in which we have a 50% interest completed the sale of its Eighth Avenue and 46th Street project located in New York City for an imputed sale price of $45.0 million. The Eighth Avenue and 46th Street project is comprised of an assemblage of land parcels and air-rights. Net cash proceeds to us totaled approximately $21.8 million, after the payment of transaction costs.

•

On July 26, 2013, we amended and restated the revolving credit agreement governing our Unsecured Line of Credit, which, among other things, (1) increased the total commitment from $750.0 million to $1.0 billion, (2) extended the maturity date from June 24, 2014 to July 26, 2018 and (3) reduced the per annum variable interest rates and other fees. We may increase the total commitment to $1.5 billion, subject to syndication of the increase and other conditions. At our option, loans outstanding under the Unsecured Line of Credit will bear interest at a rate per annum equal to (1), in the case of loans denominated in Dollars, Euro or Sterling, LIBOR or, in the case of loans denominated in Canadian Dollars, CDOR, in each case, plus a margin ranging from 0.925% to 1.70% based on our credit rating or (2) an alternate base rate equal to the greatest of (a) the Administrative Agent’s prime rate, (b) the Federal Funds rate plus 0.5% or (c) LIBOR for a one month period plus 1.00%, in each case, plus a margin ranging from 0.0% to 0.70% based on our credit rating. The Unsecured Line of Credit also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to us at a reduced interest rate. In addition, we are also obligated to pay (1) in quarterly installments a facility fee on the total commitment at a rate per annum ranging from 0.125% to 0.35% based on our credit rating and (2) an annual fee on the undrawn amount of each letter of credit equal to the LIBOR margin. Based on our current credit rating, the LIBOR and CDOR margin is 1.00%, the alternate base rate margin is 0.0% and the facility fee is 0.15%.

•

On August 7, 2013, Boston Properties, Inc., in its capacity as our general partner, elected to redeem approximately 861,400 Series Four Preferred Units for cash at the redemption price of $50.00 per unit plus accrued and unpaid distributions through the redemption date of August 29, 2013.

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

Real Estate

Upon acquisitions of real estate, which includes the consolidation of previously unconsolidated joint ventures, we assess the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-” and “below-market” leases, leasing and assumed financing origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities), and allocate the purchase price to the acquired assets and assumed liabilities, including land and buildings as if vacant. We assess and consider fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that we deem appropriate, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.

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

Investments in Unconsolidated Joint Ventures

We consolidate variable interest entities (VIE) in which it is considered to be the primary beneficiary. VIEs are entities in which the equity investors do not have sufficient equity at risk to finance their endeavors without additional financial support or that the holders of the equity investment at risk do not have a controlling financial interest. The primary beneficiary is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the variable interest entity’s performance, and (2) the obligation to absorb losses and right to receive the returns from the variable interest entity that would be significant to the variable interest entity. For ventures that are not VIEs we consolidate entities for which we have significant decision making control over the ventures’ operations. Our judgment with respect to our level of influence or control of an entity involves the consideration of various factors including the form of our ownership interest, our representation in the entity’s governance, the size of our investment (including loans), estimates of future cash flows, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the venture, if applicable. Our assessment of our influence or control over an entity affects the presentation of these investments in our consolidated financial statements. In addition to evaluating control rights, we consolidate entities in which the outside partner has no substantive kick-out rights to remove us as the managing member.

Accounts of the consolidated entity are included in our accounts and the non-controlling interest is reflected on the Consolidated Balance Sheets as a component of equity or in temporary equity between liabilities and equity. Investments in Unconsolidated Joint Ventures are recorded initially at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over the life of the related asset. Under the equity method of accounting, our net equity investment is reflected within the Consolidated Balance Sheets, and our share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, our recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. We may account for cash distributions in excess of our investment in an unconsolidated joint venture as income when we are not the general partner in a limited partnership and when we have neither the requirement nor the intent to provide financial support to the joint venture. Our investments in unconsolidated joint ventures are reviewed for impairment periodically and we record impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of the investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. We will record an impairment charge if it determines that a decline in the value below the carrying value of an investment in an unconsolidated joint venture is other than temporary.

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

For the three and six months ended June 30, 2013, the impact of the net adjustments of rents from “above-” and “below-market” leases increased rental revenue by approximately $5.8 million and $9.6 million, respectively.For the three and six months ended June 30, 2013, the impact of the straight-line rent adjustment increased rental revenue by approximately $15.1 million and $31.0 million, respectively. Those amounts exclude the adjustment of rents from “above-” and “below-market” leases and straight-line income from unconsolidated joint ventures, which are disclosed in Note 4 to the Consolidated Financial Statements.

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

If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 6.9 years as of June 30, 2013. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

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

Results of Operations

The following discussion is based on our Consolidated Statement of Operations for the three and six months ended June 30, 2013 and 2012.

At June 30, 2013 and June 30, 2012, we owned or had interests in a portfolio of 179 and 150 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio are necessarily meaningful. Therefore, the comparison of operating results for the three and six months ended June 30, 2013 and 2012 show separately the changes attributable to the properties that were owned by us and in service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired or Consolidated or Development or Redevelopment Portfolios.

In our analysis of operating results, particularly to make comparisons of net operating income between periods meaningful, it is important to provide information for properties that were in-service and owned by us throughout each period presented. We refer to properties acquired or consolidated or placed in-service prior to the beginning of the earliest period presented and owned by us and in service through the end of the latest period presented as our Same Property Portfolio. The Same Property Portfolio therefore excludes properties placed in-service, acquired or consolidated or in development or redevelopment after the beginning of the earliest period presented or disposed of prior to the end of the latest period presented.

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income attributable to Boston Properties Limited Partnership, the most directly comparable GAAP financial measure, plus income attributable to noncontrolling interests, discontinued operations, depreciation and amortization, interest expense, impairment loss, transaction costs, general and administrative expense, less gains from early extinguishments of debt, gains (losses) from investments in securities, gains on consolidation of joint ventures, income from unconsolidated joint ventures, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

Comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 131 properties totaling approximately 34.0 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or consolidated or placed in-service on or prior to January 1, 2012 and owned and in service through June 30, 2013. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or consolidated or in development or redevelopment after January 1, 2012 or disposed of on or prior to June 30, 2013. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the six months ended June 30, 2013 and 2012 with respect to the properties which were placed in-service, acquired or consolidated or in development or redevelopment.

	Same Property Portfolio				Properties Acquired or Consolidated Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Total Property Portfolio
(dollars in thousands)	2013	2012	Increase/ (Decrease)	% Change	2013	2012	2013	2012	2013	2012	2013	2012	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$851,308	$830,332	$20,976	2.53%	$80,538	$19,743	$16,413	$10,188	$2,248	$3,545	$950,507	$863,808	$86,699	10.04%
Termination Income	763	4,572	(3,809)	(83.31)%	—	—	—	2,571	—	—	763	7,143	(6,380)	(89.32)%

Total Rental Revenue	852,071	834,904	17,167	2.06%	80,538	19,743	16,413	12,759	2,248	3,545	951,270	870,951	80,319	9.22%

Real Estate Operating Expenses	311,835	300,139	11,696	3.90%	29,083	8,144	5,587	2,876	389	566	346,894	311,725	35,169	11.28%

Net Operating Income, excluding residential and hotel	540,236	534,765	5,471	1.02%	51,455	11,599	10,826	9,883	1,859	2,979	604,376	559,226	45,150	8.07%

Residential Net Operating Income(1)	5,499	4,228	1,271	30.06%	—	—	—	—			5,499	4,228	1,271	30.06%
Hotel Net Operating Income(1)	5,030	4,150	880	21.20%	—	—	—	—	—	—	5,030	4,150	880	21.20%

Consolidated Net Operating Income(1)	550,765	543,143	7,622	1.40%	51,455	11,599	10,826	9,883	1,859	2,979	614,905	567,604	47,301	8.33%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	—	—	16,593	17,709	(1,116)	(6.30)%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	65,765	46,685	19,080	40.87%
Transaction costs	—	—	—	—	—	—	—	—	—	—	978	2,112	(1,134)	(53.69)%
Impairment loss	—	—	—	—	—	—	—	—			4,401	—	4,401	100.00%
Depreciation and amortization	200,387	200,363	24	0.01%	39,454	7,818	6,785	5,047	4,579	2,307	251,205	215,535	35,670	16.55%

Total Other Expenses	200,387	200,363	24	0.01%	39,454	7,818	6,785	5,047	4,579	2,307	322,349	264,332	58,017	21.95%

Operating Income	350,378	342,780	7,598	2.22%	12,001	3,781	4,041	4,836	(2,720)	672	309,149	320,981	(11,832)	(3.69)%
Other Income:
Income from unconsolidated joint ventures											57,504	32,912	24,592	74.72%
Gains on consolidation of joint ventures											387,801	—	387,801	100.00%
Interest and other income											2,767	4,028	(1,261)	(31.31)%
Gains from investments in securities											916	615	301	48.94%
Gains from early extinguishments of debt											152	1,041	(889)	(85.40)%
Other Expenses:
Interest expense											203,573	203,138	435	0.21%

Income from continuing operations											554,716	156,439	398,277	254.59%
Discontinued operations:
Income from discontinued operations											934	788	146	18.53%
Gain on sale of real estate from discontinued operations											—	38,445	(38,445)	(100.00)%
Gain on forgiveness of debt from discontinued operations											20,736	—	20,736	100.00%
Impairment loss from discontinued operations											(2,852)	—	(2,852)	(100.00)%

Net income											$573,534	$195,672	$377,862	193.11%
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships											(2,355)	(1,003)	(1,352)	(134.80)%
Noncontrolling interest—redeemable preferred units											(5,067)	(1,566)	(3,501)	(223.56)%

Net income attributable to Boston Properties Limited Partnership											$566,112	$193,103	$373,009	193.17%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 51. Residential Net Operating Income for the six months ended June 30, 2013 and 2012 are comprised of Residential Revenue of $11,062 and $9,517 less Residential Expenses of $5,563 and $5,289, respectively. Hotel Net Operating Income for the six months ended June 30, 2013 and 2012 are comprised of Hotel Revenue of $19,409 and $16,865 less Hotel Expenses of $14,379 and $12,715, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio increased approximately $21.0 million for the six months ended June 30, 2013 compared to 2012. The increase was primarily the result of an increase of approximately $17.9 million in revenue from our leases, an increase in parking and other revenue of approximately $1.3 million and an increase in other recoveries of approximately $1.8 million, that was primarily related to tenant work orders. Rental revenue from our leases increased approximately $17.9 million as a result of our average revenue per square foot increasing by approximately $0.94, contributing approximately $14.4 million, and an approximately $3.5 million increase due to an increase in average occupancy from 91.4% to 91.7%.

During 2013, we have seen improvement in our leasing activity and occupancy which we expect will result in an increase of Same Property Portfolio net operating income of approximately 2% to 3% compared to 2012. We are projecting occupancy to continue to improve and average between 92% and 93% for 2013.

Termination Income

Termination income decreased by approximately $3.8 million for the six months ended June 30, 2013 compared to 2012.

Termination income for the six months ended June 30, 2013 related to nine tenants across the Same Property Portfolio and totaled approximately $0.8 million.

Termination income for the six months ended June 30, 2012 related to fourteen tenants across the Same Property Portfolio and totaled approximately $4.6 million, of which approximately $3.6 million was from the settlement of a bankruptcy claim against a former tenant that rejected its lease in 2009.

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio increased approximately $11.7 million for the six months ended June 30, 2013 compared to 2012 due primarily to (1) an increase of approximately $7.1 million, or 5.4%, in real estate taxes, which was primarily in our Boston and New York regions, (2) an increase of approximately $3.9 million in utilities expense, that was primarily due to an increase in the delivery rate for steam in the Boston region, (3) an increase of approximately $1.2 million in property general and administrative expense, that was primarily due to an increase in tenant work orders, and (4) an increase of approximately $2.7 million, or 2.7%, in other operating expenses, partially offset by an approximately $3.2 million cumulative non-cash straight-line adjustment for ground rent expense that occurred in 2012 and did not recur in 2013.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio increased approximately $24,000 for the six months ended June 30, 2013 compared to 2012.

Properties Acquired or Consolidated Portfolio

On March 1, 2012, we acquired 453 Ravendale Drive located in Mountain View, California for a purchase price of approximately $6.7 million in cash. 453 Ravendale Drive is an approximately 30,000 net rentable square foot Office/Technical property.

On March 13, 2012, we acquired 100 Federal Street in Boston, Massachusetts for an aggregate investment of approximately $615.0 million in cash. In connection with the transaction, we entered into a long-term lease with an affiliate of Bank of America for approximately 732,000 square feet. 100 Federal Street is an approximately 1.3 million net rentable square foot, 37-story Class A office tower.

On October 4, 2012, we completed the formation of a joint venture which owns and operates Fountain Square located in Reston, Virginia, adjacent to our other Reston properties. Fountain Square is an office and retail complex aggregating approximately 759,000 net rentable square feet, comprised of approximately 522,000 net rentable square feet of Class A office space and approximately 237,000 net rentable square feet of retail space. We own 50% of, and are consolidating, the joint venture.

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from the Value-Added Fund for an aggregate gross purchase price of approximately $233.5 million. Prior to the acquisition, our ownership interest in the properties was approximately 39.5%. As a result of the acquisition, we own 100% of the properties and account for them on a consolidated basis. Mountain View Research Park is an approximately 604,000 net rentable square foot, sixteen building Office/Technical complex. Mountain View Technology Park is an approximately 135,000 net rentable square foot, seven building Office/Technical complex.

On May 31, 2013, our two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) in New York City) transferred all of their interests in the joint venture to third parties. In connection with the transfer, we and our new joint venture partners modified our relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in us having sufficient financial and operating control over 767 Venture, LLC such that we now account for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in our financial statements instead of under the equity method of accounting. Our ownership interest in 767 Venture, LLC remained unchanged at 60%. 767 Fifth Avenue (the General Motors Building) is an approximately 1.8 million net rentable square foot, 59-story Class A office tower.

Rental Revenue

Rental revenue from our Properties Acquired or Consolidated Portfolio increased approximately $60.8 million for the six months ended June 30, 2013 compared to 2012, as detailed below:

Property	Date Acquired or Consolidated	Rental Revenue for the six months ended June 30,
		2013	2012	Change
		(in thousands)
453 Ravendale Drive	March 1, 2012	$296	$196	$100
100 Federal Street	March 13, 2012	34,148	19,547	14,601
Fountain Square	October 4, 2012	18,381	—	18,381
Mountain View Research Park	April 10, 2013	4,217	—	4,217
Mountain View Technology Park	April 10, 2013	966	—	966
767 Fifth Avenue (the General Motors Building)	May 31, 2013	22,530	—	22,530

Total		$80,538	$19,743	$60,795

Real Estate Operating Expenses

Real estate operating expenses from our Properties Acquired or Consolidated Portfolio increased approximately $20.9 million for the six months ended June 30, 2013 compared to 2012, as detailed below:

Property	Date Acquired or Consolidated	Real Estate Operating Expenses for the six months ended June 30,
		2013	2012	Change
		(in thousands)
453 Ravendale Drive	March 1, 2012	$75	$62	$13
100 Federal Street	March 13, 2012	14,497	8,082	6,415
Fountain Square	October 4, 2012	6,034	—	6,034
Mountain View Research Park	April 10, 2013	909	—	909
Mountain View Technology Park	April 10, 2013	168	—	168
767 Fifth Avenue (the General Motors Building)	May 31, 2013	7,400	—	7,400

Total		$29,083	$8,144	$20,939

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Acquired or Consolidated Portfolio increased by approximately $31.6 million for the six months ended June 30, 2013 compared to 2012 as a result of the acquisition and consolidation of properties after June 30, 2012, as well as the additional depreciation expense incurred for the six months ended June 30, 2013 associated with 453 Ravendale Drive and 100 Federal Street that were acquired on March 1, 2012 and March 13, 2012, respectively, and, as a result, were not recognizing depreciation expense for the full six months ended June 30, 2012.

Properties Placed In-Service Portfolio

We placed in-service or partially placed in-service four properties totaling approximately 1.1 million square feet between January 1, 2012 and June 30, 2013. One and Two Patriots Park is a two-phase development project for a single tenant.

Rental Revenue

Rental revenue from our Properties Placed In-Service Portfolio increased approximately $3.7 million for the six months ended June 30, 2013 compared to 2012, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Rental Revenue for the six months ended June 30,
			2013	2012	Change
			(in thousands)
510 Madison Avenue	Second Quarter, 2011	Second Quarter, 2012	$9,334	$8,864	$470
One and Two Patriots Park	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	6,615	3,895	2,720
Seventeen Cambridge Center	Second Quarter, 2013	Second Quarter, 2013	464	—	464

Total			$16,413	$12,759	$3,654

Termination Income

Included in rental revenue above is approximately $2.6 million of termination income for the six months ended June 30, 2012 related to lease amendments we signed on July 1, 2011 with the existing tenant at our three-building Patriots Park complex on Sunrise Valley Drive in Reston, Virginia. Under the amendments, the existing tenant terminated early its leases for approximately 523,000 square feet at the complex and was responsible for certain payments to us aggregating approximately $15.7 million. During the six months ended June 30, 2012, we recognized the remaining approximately $2.6 million of termination income related to these agreements.

Real Estate Operating Expenses

Real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $2.7 million for the six months ended June 30, 2013 compared to 2012, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Real Estate Operating Expenses for the six months ended June 30,
			2013	2012	Change
			(in thousands)
510 Madison Avenue	Second Quarter, 2011	Second Quarter, 2012	$3,626	$2,561	$1,065
One and Two Patriots Park	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	1,949	315	1,634
Seventeen Cambridge Center	Second Quarter, 2013	Second Quarter, 2013	12	—	12

Total			$5,587	$2,876	$2,711

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Placed In-Service Portfolio increased by approximately $1.7 million for the six months ended June 30, 2013 compared to 2012.

Properties in Development or Redevelopment Portfolio

At June 30, 2013 and 2012, the Properties in Development or Redevelopment Portfolio consisted primarily of our 601 Massachusetts Avenue property located in Washington, DC.

On April 25, 2013, we commenced development of our 601 Massachusetts Avenue property, which is expected to be completed during the fourth quarter of 2015. Prior to the commencement of development, this building was operational and therefore, during the six months ended June 30, 2013 and 2012, had revenue of approximately $2.2 million and $3.5 million, respectively, and operating expenses of approximately $0.4 million and $0.6 million, respectively. In addition, the increase in depreciation expense of approximately $2.3 million is the result of the acceleration of depreciation expense during the six months ended June 30, 2013 in conjunction with the anticipated removal of the building from operations in order to be developed.

Other Operating Income and Expense Items

Residential Net Operating Income

Net operating income for our residential properties increased by approximately $1.3 million for the six months ended June 30, 2013 compared to 2012.

The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf and the Residences on The Avenue for the six months ended June 30, 2013 and 2012.

	The Lofts at Atlantic Wharf			Residences on The Avenue
	2013	2012	Percentage Change	2013	2012	Percentage Change
Average Physical Occupancy (1)	98.6%	95.2%	3.6%	93.0%	83.5%	11.4%
Average Economic Occupancy (2)	96.7%	88.2%	9.6%	92.7%	81.8%	13.3%
Average Monthly Rental Rate (3)	$3,714	$3,592	3.4%	$3,332	$3,082	8.1%
Average Rental Rate Per Occupied Square Foot	$4.14	$4.05	2.2%	$4.08	$3.78	7.9%

(1)	Average Physical occupancy is defined as the average number of occupied units divided by the total number of units, expressed as a percentage.
(2)	Average Economic Occupancy is defined as total possible revenue less vacancy loss as a percentage of total possible revenue. Total possible revenue is determined by valuing average occupied units at contract rates and average vacant units at Market Rents. Market Rents used by us in calculating Economic Occupancy are based on the current market rates set by the managers of our residential properties based on their experience in renting their residential property’s units and publicly available market data. Trends in market rents for a region as reported by others could vary. Market Rents for a period are based on the average Market Rents during that period and do not reflect any impact for cash concessions.
(3)	Average Monthly Rental Rates are calculated by us as rental revenue in accordance with GAAP, divided by the weighted average number of occupied units.

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property increased by approximately $0.9 million for the six months ended June 30, 2013 compared to 2012. We expect our hotel net operating income for fiscal 2013 to be between $9.5 million and $10.5 million.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the six months ended June 30, 2013 and 2012.

	2013	2012	Percentage Change
Occupancy	78.2%	80.4%	(2.7)%
Average daily rate	$224.99	$214.57	4.9%
Revenue per available room, REVPAR	$176.00	$172.51	2.0%

Development and Management Services

Development and management services income decreased approximately $1.1 million for the six months ended June 30, 2013 compared to 2012. The decrease was primarily due to a decrease in development fee income of approximately $1.4 million partially offset by an increase in management fee income of approximately $0.3 million. The decrease in development fees is primarily due to a decrease in fees associated with tenant improvement project management and a decrease in the development fees related to third-party project development in our Washington, DC region. The increase in management fees is due primarily to an increase in the leasing fees we receive from our joint venture properties and tenant service income partially offset by a decrease in management fees from our Value-Added Fund. We expect fee income for fiscal 2013 to be between $27 million and $30 million. This projection is slightly lower than the guidance provided in first quarter of 2013 due to the slightly better than projected performance during the second quarter offset by a change in the accounting for 767 Fifth Avenue (the General Motors Building). As a result of the consolidation of 767 Fifth Avenue (the General Motors Building), the management fees for the building that were approximately $5 million per year will no longer be recognized as fee income. Instead our partners’ 40% share will be reflected as an adjustment to noncontrolling interest in property partnerships. These changes in presentation will not effect our Funds from Operations.

General and Administrative

General and administrative expenses increased approximately $19.1 million for the six months ended June 30, 2013 compared to 2012. On March 11, 2013, we announced that Owen D. Thomas would succeed Mortimer B. Zuckerman as Boston Properties, Inc.’s Chief Executive Officer, effective April 2, 2013. Mr. Zuckerman will continue to serve as Executive Chairman for a transition period and thereafter will continue to serve as the Non-Executive Chairman of the Board of Boston Properties, Inc. In connection with succession planning, Mr. Zuckerman entered into a Transition Benefits Agreement with Boston Properties, Inc. to recognize his extraordinary services previously rendered and ensure a well-managed transition. If Mr. Zuckerman remains employed by Boston Properties, Inc. through July 1, 2014, he will be entitled to receive on January 1, 2015, a lump sum cash payment of $6.7 million and an equity award with a targeted value of approximately $11.1 million. The cash payment and equity award vest one-third on each of March 10, 2013, October 1, 2013 and July 1, 2014, subject to acceleration in certain circumstances. As a result, we recognized approximately $9.2 million of compensation expense in the six months ended June 30, 2013. We expect to recognize the remaining approximately $8.6 million of compensation expense over the remaining vesting period and, accordingly, expect to expense approximately $2.6 million in the 3rd quarter of 2013 and approximately $2.0 million in the 4th quarter of 2013 and each of the 1st and 2nd quarters of 2014. In addition, the agreement provides that if Mr. Zuckerman terminates his employment with Boston Properties, Inc. for any reason, voluntarily or involuntarily, he will become fully vested in any outstanding equity awards with time-based vesting. As a result, during the six months ended June 30, 2013, we accelerated the remaining approximately $12.9 million of stock-based compensation expense associated with Mr. Zuckerman’s unvested long-term equity awards. During the six months ended June 30, 2012, we recognized approximately $2.4 million of amortization that occurred prior to the accelerated vesting of the $12.9 million of stock-based compensation expense associated with the Transition Benefits Agreement. The remaining increase was primarily due to (1) an approximately $1.3 million increase related to the issuance of the 2013 MYLTIP Units and non-qualified stock options, (2) an approximately $0.9 million increase in health insurance costs, (3) an approximately $0.5 million increase in the value of our deferred compensation plan and (4) an approximately $1.2 million increase in other general and administrative expenses, which includes compensation expenses, This increase was partially offset by our recognition of approximately $4.5 million of expense during the first quarter of 2012 in connection with the resignation of E. Mitchell Norville, Boston Properties, Inc.’s Chief Operating Officer, on February 29, 2012, which did not recur in 2013. Inclusive of all of the charges stated above, we expect our fiscal 2013 general and administrative expense to be between $106 million and $108 million.

Wages directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Capitalized wages for the six months ended June 30, 2013 and 2012 were approximately $5.5 million and $6.0 million, respectively. These costs are not included in the general and administrative expenses discussed above.

Transaction Costs

During the six months ended June 30, 2013, we incurred approximately $1.0 million of transaction costs of which approximately $0.5 million related to the acquisition of the Mountain View Research Park and Mountain View Technology Park properties in Mountain View, California, approximately $0.4 million related to Transbay Tower in San Francisco, California, and approximately $0.1 million related to the pursuit of other transactions. During the six months ended June 30, 2012, we incurred approximately $2.1 million of transaction costs of which approximately $0.5 million related to the acquisition of 100 Federal Street in Boston, Massachusetts and $1.6 million related to the pursuit of other transactions.

Impairment Loss

On March 28, 2013, we executed a binding contract for the sale of our 303 Almaden Boulevard property located in San Jose, California for a sale price of $40.0 million. The pending sale of this asset caused us to evaluate our strategy for development of the adjacent Almaden land parcel which can accommodate approximately 840,000 square feet of office development. Based on a shorter than expected hold period we recognized an impairment loss of approximately $4.4 million to reduce the carrying value to its estimated fair market value at March 31, 2013.

Other Income and Expense Items

Income from Unconsolidated Joint Ventures

For the six months ended June 30, 2013 compared to 2012, income from unconsolidated joint ventures increased by approximately $24.6 million due primarily to an increase of approximately $43.7 million in our share of net income from the sale of 125 West 55th Street on May 30, 2013 partially offset by the following: (1) an approximately $14.4 million decrease in our share of net income for 767 Fifth Avenue (the General Motors Building) related to the consolidation on June 1, 2013 and termination income that was received during 2012 that did not recur in 2013, (2) an approximately $0.3 million decrease in our share of net income due to our acquisition of the Mountain View assets on April 10, 2013, (3) an approximately $3.7 million decrease in our share of net income from 540 Madison Avenue due to lease expirations and (4) an approximately $0.7 million decrease in our share of net income from our other unconsolidated joint ventures.

On May 30, 2013, a joint venture in which we have a 60% interest completed the sale of its 125 West 55th Street property located in New York City for a sale price of $470.0 million, including the assumption by the buyer of the mortgage loan collateralized by the property totaling approximately $198.6 million. The mortgage loan bore interest at a fixed rate of 6.09% per annum and was scheduled to mature on March 10, 2020. Net cash proceeds totaled approximately $253.7 million, of which our share was approximately $152.2 million, after the payment of transaction costs. 125 West 55th Street is a Class A office property totaling approximately 588,000 net rentable square feet. We had previously recognized an impairment loss on our investment in the unconsolidated joint venture. As a result, we recognized a gain on sale of real estate totaling approximately $43.3 million. Prior to the sale, the property contributed an increase of approximately $0.4 million to our share of income for the six months ended June 30, 2013 compared to 2012.

On May 14, 2012, an unconsolidated joint venture in which we have a 60% interest entered into a lease termination agreement with an existing tenant at 767 Fifth Avenue (the General Motors Building) in New York City. Under the agreement, the tenant terminated early its lease for approximately 36,000 square feet at the building and is responsible for certain payments to the unconsolidated joint venture aggregating approximately $28.4 million through May 1, 2014 (of which our share is approximately $17.0 million). As a result of the termination, we recognized termination income totaling approximately $11.8 million (which is net of the write-off of the accrued straight-line rent balance) during six months ended June 30, 2012.

On May 31, 2013, our two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) in New York City) transferred all of their interests in the joint venture to third parties. In connection with the transfer, we and our new joint venture partners modified our relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in us having sufficient financial and operating control over 767 Venture, LLC such that we now account for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in our financial statements instead of under the equity method of accounting. Our ownership interest in 767 Venture, LLC remained unchanged at 60%. Due to the consolidation effective June 1, 2013, only five months of activity are being shown for the six months ended June 30, 2013 compared to a full six months in 2012 resulting in a decrease in income from unconsolidated joint ventures of approximately $2.6 million.

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from the Value-Added Fund for an aggregate gross purchase price of approximately $233.5 million. Prior to the acquisition, our ownership interest in the properties was approximately 39.5%. As a result of the acquisition, we own 100% of the properties and account for them on a consolidated basis. Prior to the acquisition, the property contributed a decrease of approximately $0.3 million to our share of the income for the six months ended June 30, 2013 compared to 2012.

For fiscal 2013 we anticipate our joint ventures to contribute approximately $21 million to $26 million. This projection includes the sale of 125 West 55th Street and the consolidation of Mountain View Research Park, Mountain View Technology Park and 767 Fifth Avenue (the General Motors Building) in the second quarter 2013.

Gains on Consolidation of Joint Ventures

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from the Value-Added Fund for an aggregate gross purchase price of approximately $233.5 million. Prior to the acquisition, our ownership interest in the properties was approximately 39.5%. As a result of the acquisition, we own 100% of the properties and account for them on a consolidated basis. We recognized a gain upon consolidation totaling approximately $24.4 million.

On May 31, 2013, our two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) in New York City) transferred all of their interests in the joint venture to third parties. In connection with the transfer we and our new joint venture partners modified our relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in us having sufficient financial and operating control over 767 Venture, LLC such that we now account for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in our financial statements instead of under the equity method of accounting. Our ownership interest in 767 Venture, LLC remained unchanged at 60%. Upon consolidation, we recognized a non-cash gain on our investment of approximately $363.4 million.

Interest and Other Income

Interest and other income decreased approximately $1.3 million for the six months ended June 30, 2013 compared to 2012, of which $1.1 million was related to an insurance claim that we received during 2012 that did not recur in 2013 and the remaining decrease of approximately $0.2 million related to interest income.

Gains from Investments in Securities

Gains from investments in securities for the six months ended June 30, 2013 and 2012 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for Boston Properties, Inc.’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to our officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the six months ended June 30, 2013 and 2012, we recognized gains of approximately $0.9 million and $0.6 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $0.9 million and $0.5 million during the six months ended June 30, 2013 and 2012, respectively, as a result of increases in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.

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

On April 15, 2013, we announced that holders of our 3.75% Exchangeable Senior Notes due 2036 (the “Notes”) had the right to surrender their Notes for purchase by us (the “Put Right”) on May 18, 2013. On April 15, 2013, we also announced that we issued a notice of redemption to the holders of the Notes to redeem, on May 18, 2013 (the “Redemption Date”), all of the Notes outstanding on the Redemption Date. In connection with the notice of redemption, holders of the Notes had the right to exchange their Notes on or prior to May 16, 2013. Notes with respect to which the Put Right was not exercised and that were not surrendered for exchange on or prior to May 16, 2013, were redeemed by us at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest thereon to, but excluding, the Redemption Date. Based on final information provided to us by the trustee for the Notes, no Notes were validly tendered and accepted for purchase in the Put Right. Pursuant to the notice of redemption, an aggregate principal amount of $990,000 of the Notes was redeemed on May 18, 2013. The remaining aggregate principal amount of $449,010,000 of the Notes was surrendered for exchange and, in addition to the repayment of the principal in cash, Boston Properties, Inc. issued an aggregate of 419,116 shares of its common stock in exchange for the Notes. We recognized a loss on early extinguishment of debt totaling approximately $0.1 million consisting of transaction costs.

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

In connection with the repurchase and redemption in February 2012 of our 2.875% exchangeable senior notes due 2037, we recognized a loss on early extinguishment of debt of approximately $0.1 million consisting of transaction costs.

Interest Expense

Interest expense increased approximately $0.4 million for the six months ended June 30, 2013 compared to 2012 as detailed below:

Component	Change in interest expense for the six months ended June 30, 2013 compared to June 30, 2012
(in thousands)
Increases to interest expense due to:
Issuance of $1.0 billion in aggregate principal of 3.850% senior notes due 2023 on June 11, 2012	$17,180
Interest associated with the consolidation of the $1.6 billion of debt outstanding for 767 Fifth Avenue (the General Motors Building)	4,385
Issuance of $500 million in aggregate principal of 3.125% senior notes due 2023 on April 11, 2013	3,573
New mortgage/properties placed in-service financings	3,037
Partner’s share of the interest for the outstanding Related Party Notes Payable for 767 Fifth Avenue (the General Motors Building)	2,265
Issuance of $700 million in aggregate principal of 3.800% senior notes due 2024 on June 27, 2013	227

Total increases to interest expense	$30,667

Decreases to interest expense due to:
Increase in capitalized interest	$(11,575)
Redemption of $225.0 million in aggregate principal of 6.25% senior notes due 2013	(7,077)
Repayment of mortgage financings	(4,189)
Repurchases/redemption of $576.2 million in aggregate principal of 2.875% exchangeable senior notes due 2037	(3,053)
Repurchases/redemption/exchange of $450.0 million in aggregate principal of 3.75% exchangeable senior notes due 2036	(2,157)
Interest expense associated with the adjustment for the equity component allocation of our unsecured exchangeable debt	(1,891)
Other interest expense (excluding senior notes)	(290)

Total decreases to interest expense	$(30,232)

Total change in interest expense	$435

The following property is included in the new mortgages/properties placed in-service financings line item: Fountain Square. The following properties are included in the repayment of mortgage financings line item: Bay Colony Corporate Center, One Freedom Square, Sumner Square, Kingstowne One and 140 Kendrick Street. As properties are placed in-service, we cease capitalizing interest and interest is then expensed.

Interest expense directly related to the development of rental properties is not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Interest capitalized for the six months ended June 30, 2013 and 2012 was approximately $32.9 million and $21.3 million, respectively. These costs are not included in the interest expense referenced above.

We anticipate net interest expense for 2013 will be approximately $438 million to $441 million. This estimate assumes approximately $66 million to $70 million of capitalized interest. This estimate assumes that we will not incur any additional indebtedness, make additional prepayments or repurchase of existing indebtedness and that there will not be any fluctuations in interest rates or any changes in our development activity.

At June 30, 2013, our variable rate debt consisted of our $750.0 million Unsecured Line of Credit. For a summary of our consolidated debt as of June 30, 2013 and June 30, 2012 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Discontinued Operations

On February 20, 2013, the foreclosure sale of our Montvale Center property was ratified by the court. As a result of the ratification, the mortgage loan totaling $25.0 million was extinguished and the related obligations were satisfied with the transfer of the real estate resulting in the recognition of a gain on forgiveness of debt totaling approximately $20.7 million during the six months ended June 30, 2013. The operating results of the property through the date of ratification have been classified as discontinued operations on a historical basis for all periods presented.

On June 28, 2013, we completed the sale of our 303 Almaden Boulevard property located in San Jose, California for a sale price of $40.0 million. Net cash proceeds totaled approximately $39.3 million. 303 Almaden Boulevard is a Class A office property totaling approximately 158,000 net rentable square feet. Because we entered into the related purchase and sale agreement on March 28, 2013 and the carrying value of the property exceeded its net sale price, we recognized an impairment loss totaling approximately $2.9 million during the three months ended March 31, 2013. As a result, there was no loss on sale of real estate recognized during the three months ended June 30, 2013. The impairment loss and operating results of this property have been classified as discontinued operations on a historical basis for all periods presented.

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

Noncontrolling interests in property partnerships

Noncontrolling interests in property partnerships increased by approximately $1.4 million for the six months ended June 30, 2013 compared to 2012. Noncontrolling interests in property partnerships consisted of the outside owner’s equity interest in the net income (loss) from our 505 9th Street, Fountain Square and 767 Fifth Avenue (the General Motors Building) properties as of June 30, 2013 and only included 505 9th Street as of June 30, 2012.

On May 31, 2013, our two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) in New York City) transferred all of their interests in the joint venture to third parties. In connection with the transfer we and our new joint venture partners modified our relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in us having sufficient financial and operating control over 767 Venture, LLC such that we now account for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in our financial statements instead of under the equity method of accounting. Our ownership interest in 767 Venture, LLC remained unchanged at 60%. This building contributed a decrease in noncontrolling interest in property partnerships of approximately $2.3 million for the six months ended June 30, 2013.

On October 4, 2012, we completed the formation of a joint venture which owns and operates Fountain Square located in Reston, Virginia, adjacent to our other Reston properties. Fountain Square is an office and retail complex aggregating approximately 759,000 net rentable square feet, comprised of approximately 522,000 net rentable square feet of Class A office space and approximately 237,000 net rentable square feet of retail space. The joint venture partner contributed the property valued at approximately $385.0 million and related mortgage indebtedness totaling approximately $211.3 million for a 50% interest in the joint venture. We contributed cash totaling approximately $87.0 million for our 50% interest, which cash was distributed to the joint venture partner. We are consolidating this joint venture. The mortgage loan bears interest at a fixed rate of 5.71% per annum and matures on October 11, 2016. Pursuant to the joint venture agreement (i) we have rights to acquire the partner’s 50% interest and (ii) the partner has the right to cause us to acquire the partner’s interest on January 4, 2016, in each case at a fixed price totaling approximately $102.0 million in cash. The fixed price option rights expire on January 31, 2016. This building contributed an increase in noncontrolling interest in property partnerships of approximately $3.6 million for the six months ended June 30, 2013.

Comparison of the three months ended June 30, 2013 to the three months ended June 30, 2012.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 133 properties totaling approximately 35.3 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or consolidated or placed in-service on or prior to April 1, 2012 and owned and in service through June 30, 2013. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or consolidated or in development or redevelopment after April 1, 2012 or disposed of on or prior to June 30, 2013. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended June 30, 2013 and 2012 with respect to the properties which were placed in-service, acquired or consolidated or in development or redevelopment.

	Same Property Portfolio				Properties Acquired or Consolidated Portfolio		Properties Placed In- Service Portfolio		Properties in Development or Redevelopment Portfolio		Total Property Portfolio
(dollars in thousands)	2013	2012	Increase/ (Decrease)	% Change	2013	2012	2013	2012	2013	2012	2013	2012	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$444,541	$434,810	$9,731	2.24%	$37,002	$—	$8,583	$6,024	$448	$1,780	$490,574	$442,614	$47,960	10.84%
Termination Income	287	4,086	(3,799)	(92.98)%	—	—	—	—	—	—	287	4,086	(3,799)	(92.98)%

Total Rental Revenue	444,828	438,896	5,932	1.35%	37,002	—	8,583	6,024	448	1,780	490,861	446,700	44,161	9.89%

Real Estate Operating Expenses	162,499	156,434	6,065	3.88%	11,428	—	3,001	1,873	79	291	177,007	158,598	18,409	11.61%

Net Operating Income, excluding residential and hotel	282,329	282,462	(133)	(0.05)%	25,574	—	5,582	4,151	369	1,489	313,854	288,102	25,752	8.94%

Residential Net Operating Income(1)	2,654	2,462	192	7.80%							2,654	2,462	192	7.80%
Hotel Net Operating Income(1)	3,783	3,433	350	10.20%	—	—	—	—	—	—	3,783	3,433	350	10.20%

Consolidated Net Operating Income(1)	288,766	288,357	409	0.14%	25,574	—	5,582	4,151	369	1,489	320,291	293,997	26,294	8.94%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	—	—	7,857	9,564	(1,707)	(17.85)%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	22,194	19,066	3,128	16.41%
Transaction costs	—	—	—	—	—	—	—	—	—	—	535	8	527	6,587.50%
Depreciation and amortization	107,809	105,892	1,917	1.81%	19,843	—	3,857	2,082	1,145	1,153	132,654	109,127	23,527	21.56%

Total Other Expenses	107,809	105,892	1,917	1.81%	19,843	—	3,857	2,082	1,145	1,153	155,383	128,201	27,182	21.20%

Operating Income	180,957	182,465	(1,508)	(0.83)%	5,731	—	1,725	2,069	(776)	336	172,765	175,360	(2,595)	(1.48)%
Other Income:
Income from unconsolidated joint ventures											48,783	21,191	27,592	130.21%
Gains on consolidation of joint ventures											387,801	—	387,801	100.00%
Interest and other income											1,296	2,382	(1,086)	(45.59)%
Gains (losses) from investments in securities											181	(186)	367	197.31%
Gains from early extinguishments of debt											152	274	(122)	(44.53)%
Other Expenses:
Interest expense											103,140	99,901	3,239	3.24%

Income from continuing operations											507,838	99,120	408,718	412.35%
Discontinued operations:
Income from discontinued operations											873	218	655	300.46%
Gain on sale of real estate from discontinued operations											—	38,445	(38,445)	(100.00)%

Net income											$508,711	$137,783	$370,928	269.21%
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships											219	(457)	676	147.92%
Noncontrolling interest—redeemable preferred units											(3,741)	(765)	(2,976)	(389.02)%

Net income attributable to Boston Properties Limited Partnership											$505,189	$136,561	$368,628	269.94%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 51. Residential Net Operating Income for the three months ended March 31, 2013 and 2012 are comprised of Residential Revenue of $5,484 and $5,036 less Residential Expenses of $2,830 and $2,574, respectively. Hotel Net Operating Income for the three months ended June 30, 2013 and 2012 are comprised of Hotel Revenue of $11,118 and $10,049 less Hotel Expenses of $7,335 and $6,616, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio increased approximately $9.7 million for the three months ended June 30, 2013 compared to 2012. The increase was primarily the result of an increase of approximately $8.4 million in revenue from our leases, an increase in parking and other revenue of approximately $0.1 million and an increase in other recoveries of approximately $1.2 million that was primarily due to an increase in tenant work orders. Rental revenue from our leases increased approximately $8.4 million as a result of our average revenue per square foot increasing by approximately $0.93, contributing approximately $8.0 million, and an approximately $0.8 million increase due to an increase in average occupancy from 91.4% to 91.6%.

Termination Income

Termination income decreased by approximately $3.8 million for the three months ended June 30, 2013 compared to 2012.

Termination income for the three months ended June 30, 2013 related to five tenants across the Same Property Portfolio and totaled approximately $0.3 million.

Termination income for the three months ended June 30, 2012 related to nine tenants across the Same Property Portfolio and totaled approximately $4.1 million, of which approximately $3.6 million was from the settlement of a bankruptcy claim against a former tenant that rejected its lease in 2009.

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio increased approximately $6.1 million for the three months ended June 30, 2013 compared to 2012 due primarily to (1) an increase of approximately $3.4 million, or 5.1%, in real estate taxes, which was primarily in our Boston and New York regions, (2) an increase of approximately $1.7 million in property general and administrative expenses that was primarily due to an increase in tenant work orders, and (3) an increase of approximately $1.0 million, or 1.2% in other expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio increased approximately $1.9 million, or 1.8% for the three months ended June 30, 2013 compared to 2012.

Properties Acquired or Consolidated Portfolio

On October 4, 2012, we completed the formation of a joint venture which owns and operates Fountain Square located in Reston, Virginia, adjacent to our other Reston properties. Fountain Square is an office and retail complex aggregating approximately 759,000 net rentable square feet, comprised of approximately 522,000 net rentable square feet of Class A office space and approximately 237,000 net rentable square feet of retail space. We own 50% of, and are consolidating, the joint venture.

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from the Value-Added Fund for an aggregate gross purchase price of approximately $233.5 million. Prior to the acquisition, our ownership interest in the properties was approximately 39.5%. As a result of the acquisition, we own 100% of the properties and account for them on a consolidated basis. Mountain View Research Park is an approximately 604,000 net rentable square foot, sixteen building Office/Technical complex. Mountain View Technology Park is an approximately 135,000 net rentable square foot, seven building Office/Technical complex.

On May 31, 2013, our two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) in New York City) transferred all of their interests in the joint venture to third parties. In connection with the transfer, we and our new joint venture partners modified our relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in us having sufficient financial and operating control over 767 Venture, LLC such that we now account for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in our financial statements instead of under the equity method of accounting. Our ownership interest in 767 Venture, LLC remained unchanged at 60%. 767 Fifth Avenue (the General Motors Building) is an approximately 1.8 million net rentable square foot, 59-story Class A office tower.

Rental Revenue

Rental revenue from our Properties Acquired or Consolidated Portfolio increased approximately $37.0 million for the three months ended June 30, 2013 compared to 2012, as detailed below:

Property	Date Acquired or Consolidated	Rental Revenue for the three months ended June 30,
		2013	2012	Change
		(in thousands)
Fountain Square	October 4, 2012	$9,289	$—	$9,289
Mountain View Research Park	April 10, 2013	4,217	—	4,217
Mountain View Technology Park	April 10, 2013	966	—	966
767 Fifth Avenue (the General Motors Building)	May 31, 2013	22,530	—	22,530

Total		$37,002	$—	$37,002

Real Estate Operating Expenses

Real estate operating expenses from our Properties Acquired or Consolidated Portfolio increased approximately $11.4 million for the three months ended June 30, 2013 compared to 2012, as detailed below:

Property	Date Acquired or Consolidated	Real Estate Operating Expenses for the three months ended June 30,
		2013	2012	Change
		(in thousands)
Fountain Square	October 4, 2012	$2,951	$—	$2,951
Mountain View Research Park	April 10, 2013	909	—	909
Mountain View Technology Park	April 10, 2013	168	—	168
767 Fifth Avenue (the General Motors Building)	May 31, 2013	7,400	—	7,400

Total		$11,428	$—	$11,428

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Acquired or Consolidated Portfolio increased by approximately $19.8 million for the three months ended June 30, 2013 compared to 2012 as a result of the acquisition or consolidation of properties after June 30, 2012.

Properties Placed In-Service Portfolio

We placed in-service or partially placed in-service four properties totaling approximately 1.1 million square feet between April 1, 2012 and June 30, 2013. One and Two Patriots Park is a two-phase development project for a single tenant.

Rental Revenue

Rental revenue from our Properties Placed In-Service Portfolio increased approximately $2.6 million for the three months ended June 30, 2013 compared to 2012, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Rental Revenue for the three months ended June 30,
			2013	2012	Change
			(in thousands)
510 Madison Avenue	Second Quarter, 2011	Second Quarter, 2012	$3,823	$4,666	$(843)
One and Two Patriots Park	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	4,296	1,358	2,938
Seventeen Cambridge Center	Second Quarter, 2013	Second Quarter, 2013	464	—	464

Total			$8,583	$6,024	$2,559

Real Estate Operating Expenses

Real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $1.1 million for the three months ended June 30, 2013 compared to 2012, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Real Estate Operating Expenses for the three months ended June 30,
			2013	2012	Change
			(in thousands)
510 Madison Avenue	Second Quarter, 2011	Second Quarter, 2012	$1,827	$1,571	$256
One and Two Patriots Park	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	1,162	302	860
Seventeen Cambridge Center	Second Quarter, 2013	Second Quarter, 2013	12	—	12

Total			$3,001	$1,873	$1,128

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Placed In-Service Portfolio increased by approximately $1.8 million for the three months ended June 30, 2013 compared to 2012.

Properties in Development or Redevelopment Portfolio

At June 30, 2013 and 2012, the Properties in Development or Redevelopment Portfolio consisted primarily of our 601 Massachusetts Avenue property located in Washington, DC.

On April 25, 2013, we commenced development of our 601 Massachusetts Avenue property, which is expected to be completed during the fourth quarter of 2015. Prior to the commencement of development, this building was operational and therefore, during the three months ended June 30, 2013 had approximately $0.4 million of revenue and a de minimis amount of operating expenses. During the three months ended June 30, 2012, the building had approximately $1.8 million of revenue and approximately $0.3 million of operating expenses.

Other Operating Income and Expense Items

Residential Net Operating Income

Net operating income for our residential properties increased by approximately $0.2 million for the three months ended June 30, 2013 compared to 2012.

The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf and the Residences on The Avenue for the three months ended June 30, 2013 and 2012.

	The Lofts at Atlantic Wharf			Residences on The Avenue
	2013	2012	Percentage Change	2013	2012	Percentage Change
Average Physical Occupancy(1)	97.7%	96.9%	0.8%	93.2%	90.2%	3.3%
Average Economic Occupancy(2)	93.5%	91.2%	2.5%	92.9%	89.3%	4.0%
Average Monthly Rental Rate(3)	$3,651	$3,604	1.3%	$3,304	$3,158	4.6%
Average Rental Rate Per Occupied Square Foot	$4.09	$4.02	1.7%	$4.05	$3.87	4.7%

(1)	Average Physical occupancy is defined as the average number of occupied units divided by the total number of units, expressed as a percentage.
(2)	Average Economic Occupancy is defined as total possible revenue less vacancy loss as a percentage of total possible revenue. Total possible revenue is determined by valuing average occupied units at contract rates and average vacant units at Market Rents. Market Rents used by us in calculating Economic Occupancy are based on the current market rates set by the managers of our residential properties based on their experience in renting their residential property’s units and publicly available market data. Trends in market rents for a region as reported by others could vary. Market Rents for a period are based on the average Market Rents during that period and do not reflect any impact for cash concessions.
(3)	Average Monthly Rental Rates are calculated by us as rental revenue in accordance with GAAP, divided by the weighted average number of occupied units.

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property increased by approximately $0.4 million for the three months ended June 30, 2013 compared to 2012.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the three months ended June 30, 2013 and 2012.

	2013	2012	Percentage Change
Occupancy	83.1%	85.5%	(2.8)%
Average daily rate	$252.29	$242.69	4.0%
Revenue per available room, REVPAR	$209.62	$207.43	1.1%

Development and Management Services

Development and management services income decreased approximately $1.7 million for the three months ended June 30, 2013 compared to 2012. The decrease was primarily due to a decrease in development fee income of approximately $2.4 million partially offset by an increase in management fee income of approximately $0.7 million. The decrease in development fees is primarily due to a decrease in fees associated with tenant improvement project management and a decrease in the development fees related to third-party project development in our Washington, DC region. The increase in management fees is due primarily to an increase in leasing fees earned from our joint ventures partially offset by a decrease in management fees earned from our joint ventures.

General and Administrative

General and administrative expenses increased approximately $3.1 million for the three months ended June 30, 2013 compared to 2012. On March 11, 2013, we announced that Owen D. Thomas would succeed Mortimer B. Zuckerman as Boston Properties, Inc.’s Chief Executive Officer, effective April 2, 2013. Mr. Zuckerman will continue to serve as Executive Chairman for a transition period and thereafter will continue to serve as the Non-Executive Chairman of the Board of Boston Properties, Inc. In connection with succession planning, Mr. Zuckerman entered into a Transition Benefits Agreement with Boston Properties, Inc. to recognize his extraordinary services previously rendered and ensure a well-managed transition. If Mr. Zuckerman remains employed by Boston Properties, Inc. through July 1, 2014, he will be entitled to receive on January 1, 2015, a lump sum cash payment of $6.7 million and an equity award with a targeted value of approximately $11.1 million. The cash payment and equity award vest one-third on each of March 10, 2013, October 1, 2013 and July 1, 2014, subject to acceleration in certain circumstances. As a result, we recognized approximately $2.6 million of compensation expense in the three months ended June 30, 2013. During the three months ended June 30, 2012, we recognized approximately $1.2 million of amortization that occurred prior to the accelerated vesting of the $12.9 million of stock-based compensation expense associated with the Transition Benefits Agreement. The remaining increase was primarily due to (1) an approximately $0.7 million increase related to the issuance of the 2013 MYLTIP Units and non-qualified stock options, (2) an approximately $0.6 million increase in health insurance costs, (3) an approximately $0.5 million increase in the value of our deferred compensation plan and (4) an approximately $1.4 million increase in other general and administrative expenses, which includes compensation expense. These increases were partially offset by approximately $1.5 million of amortization that occurred for a member of senior management in 2012 that did not recur in 2013 due to the fact that this person reached retirement age and therefore became fully vested and we no longer recognized expense on a quarterly basis.

Wages directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Capitalized wages for the three months ended June 30, 2013 and 2012 were approximately $2.8 million and $3.3 million, respectively. These costs are not included in the general and administrative expenses discussed above.

Transaction Costs

During the three months ended June 30, 2013, we incurred approximately $0.5 million of transaction costs which related to the acquisition of the Mountain View Research Park and Mountain View Technology Park properties in Mountain View, California. During the three months ended June 30, 2012, we incurred approximately $8,000 of transaction pursuit costs.

Other Income and Expense Items

Income from Unconsolidated Joint Ventures

For the three months ended June 30, 2013 compared to 2012, income from unconsolidated joint ventures increased by approximately $27.6 million due primarily to an increase of approximately $43.8 million in our share of net income from the sale of 125 West 55th Street on May 30, 2013 partially offset by the following: (1) an approximately $12.9 million decrease in our share of net income for 767 Fifth Avenue (the General Motors Building) related to the consolidation on June 1, 2013 and termination income that was received during 2012 that did not recur in 2013, (2) an approximately $0.4 million decrease in our share of net income due to our acquisition of the Mountain View assets on April 10, 2013, (3) an approximately $1.8 million decrease in our share of net income from 540 Madison Avenue due to lease expirations and (4) an approximately $1.1 million decrease in our share of net income from our other unconsolidated joint ventures.

On May 30, 2013, a joint venture in which we have a 60% interest completed the sale of its 125 West 55th Street property located in New York City for a sale price of $470.0 million, including the assumption by the buyer of the mortgage loan collateralized by the property totaling approximately $198.6 million. The mortgage loan bore interest at a fixed rate of 6.09% per annum and was scheduled to mature on March 10, 2020. Net cash proceeds totaled approximately $253.7 million, of which our share was approximately $152.2 million, after the payment of transaction costs. 125 West 55th Street is a Class A office property totaling approximately 588,000 net rentable square feet. We had previously recognized an impairment loss on our investment in the unconsolidated joint venture. As a result, we recognized a gain on sale of real estate totaling approximately $43.3 million.Prior to the sale, the property contributed an increase of approximately $0.5 million to our share of income for the three months ended June 30, 2013 compared to 2012.

On May 14, 2012, an unconsolidated joint venture in which we have a 60% interest entered into a lease termination agreement with an existing tenant at 767 Fifth Avenue (the General Motors Building) in New York City. Under the agreement, the tenant terminated early its lease for approximately 36,000 square feet at the building and is responsible for certain payments to the unconsolidated joint venture aggregating approximately $28.4 million through May 1, 2014 (of which our share is approximately $17.0 million). As a result of the termination, we recognized termination income totaling approximately $11.8 million (which is net of the write-off of the accrued straight-line rent balance) during the second quarter of 2012.

On May 31, 2013, our two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) in New York City) transferred all of their interests in the joint venture to third parties. In connection with the transfer, we and our new joint venture partners modified our relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in us having sufficient financial and operating control over 767 Venture, LLC such that we now account for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in our financial statements instead of under the equity method of accounting. Our ownership interest in 767 Venture, LLC remained unchanged at 60%. Due to the consolidation effective June 1, 2013, only two months of activity are being shown for the three months ended June 30, 2013 compared to a full quarter in 2012 resulting in a decrease in income from unconsolidated joint ventures of approximately $1.1 million.

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from the Value-Added Fund for an aggregate gross purchase price of approximately $233.5 million. Prior to the acquisition, our ownership interest in the properties was approximately 39.5%. As a result of the acquisition, we own 100% of the properties and account for them on a consolidated basis. Prior to the acquisition, the property contributed a decrease of approximately $0.4 million to our share of the income for the three months ended June 30, 2013 compared to 2012.

Gains on Consolidation of Joint Ventures

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from the Value-Added Fund for an aggregate purchase price of approximately $233.5 million. Prior to the acquisition, our ownership interest in the properties was approximately 39.5%. As a result of the acquisition, we own 100% of the properties and account for them on a consolidated basis. We recognized a gain upon consolidation totaling approximately $24.4 million.

On May 31, 2013, our two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) in New York City) transferred all of their interests in the joint venture to third parties. In connection with the transfer we and our new joint venture partners modified our relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in us having sufficient financial and operating control over 767 Venture, LLC such that we now account for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in our financial statements instead of under the equity method of accounting. Our ownership interest in 767 Venture, LLC remained unchanged at 60%. Upon consolidation, we recognized a non-cash gain on our investment of approximately $363.4 million.

Interest and Other Income

Interest and other income decreased approximately $1.1 million for the three months ended June 30, 2013 compared to 2012 due to an insurance claim that we received during 2012 that did not recur in 2013.

Gains (losses) from Investments in Securities

Gains (losses) from investments in securities for the three months ended June 30, 2013 and 2012 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for Boston Properties, Inc.’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to our officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the three months ended June 30, 2013 and 2012, we recognized gains (losses) of approximately $0.2 million and $(0.2) million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $0.2 million and $(0.3) million during the three months ended June 30, 2013 and 2012, respectively, as a result of increases (decreases) in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.

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

On April 15, 2013, we announced that holders of our 3.75% Exchangeable Senior Notes due 2036 (the “Notes”) had the right to surrender their Notes for purchase by us (the “Put Right”) on May 18, 2013. On April 15, 2013, we also announced that we issued a notice of redemption to the holders of the Notes to redeem, on May 18, 2013 (the “Redemption Date”), all of the Notes outstanding on the Redemption Date. In connection with the notice of redemption, holders of the Notes had the right to exchange their Notes on or prior to May 16, 2013. Notes with respect to which the Put Right was not exercised and that were not surrendered for exchange on or prior to May 16, 2013, were redeemed by us at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest thereon to, but excluding, the Redemption Date. Based on final information provided to us by the trustee for the Notes, no Notes were validly tendered and accepted for purchase in the Put Right. Pursuant to the notice of redemption, an aggregate principal amount of $990,000 of the Notes was redeemed on May 18, 2013. The remaining aggregate principal amount of $449,010,000 of the Notes was surrendered for exchange and, in addition to the repayment of the principal in cash, Boston Properties, Inc. issued an aggregate of 419,116 shares of its common stock in exchange for the Notes. We recognized a loss on early extinguishment of debt totaling approximately $0.1 million consisting of transaction costs.

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

Interest Expense

Interest expense increased approximately $3.2 million for the three months ended June 30, 2013 compared to 2012 as detailed below:

Component	Change in interest expense for the three months ended June 30, 2013 compared to June 30, 2012
(in thousands)
Increases to interest expense due to:
Issuance of $1.0 billion in aggregate principal of 3.850% senior notes due 2023 on June 11, 2012	$7,513
Interest associated with the consolidation of the $1.6 billion of debt outstanding for 767 Fifth Avenue (the General Motors Building)	4,385
Issuance of $500 million in aggregate principal of 3.125% senior notes due 2023 on April 11, 2013	3,573
Partner’s share of the interest for the outstanding Related Party Notes Payable for 767 Fifth Avenue (the General Motors Building)	2,265
New mortgages/properties placed in-service financings	1,514
Issuance of $700 million in aggregate principal of 3.800% senior notes due 2024 on June 27, 2013	227
Other interest expense (excluding senior notes)	27

Total increases to interest expense	$19,504

Decreases to interest expense due to:
Increase in capitalized interest	$(8,359)
Redemption of $225.0 million in aggregate principal of 6.25% senior notes due 2013	(3,538)
Repurchases/redemption/exchange of $450.0 million in aggregate principal of 3.75% exchangeable senior notes due 2036	(2,157)
Repayment of mortgage financings	(1,426)
Interest expense associated with the adjustment for the equity component allocation of our unsecured exchangeable debt	(785)

Total decreases to interest expense	$(16,265)

Total change in interest expense	$3,239

The following property is included in the new mortgages/properties placed in-service financings line item: Fountain Square. The following properties are included in the repayment of mortgage financings line item: One Freedom Square, Sumner Square, Kingstowne One and 140 Kendrick Street. As properties are placed in-service, we cease capitalizing interest and interest is then expensed.

Interest expense directly related to the development of rental properties is not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Interest capitalized for the three months ended June 30, 2013 and 2012 was approximately $18.4 million and $10.1 million, respectively. These costs are not included in the interest expense referenced above.

At June 30, 2013, our variable rate debt consisted of our $750.0 million Unsecured Line of Credit. For a summary of our consolidated debt as of June 30, 2013 and June 30, 2012 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

On June 28, 2013, we completed the sale of our 303 Almaden Boulevard property located in San Jose, California for a sale price of $40.0 million. Net cash proceeds totaled approximately $39.3 million. 303 Almaden Boulevard is a Class A office property totaling approximately 158,000 net rentable square feet. Because we entered into the related purchase and sale agreement on March 28, 2013 and the carrying value of the property exceeded its net sale price, we recognized an impairment loss totaling approximately $2.9 million during the three months ended March 31, 2013. As a result, there was no loss on sale of real estate recognized during the three months ended June 30, 2013. The impairment loss and operating results of this property have been classified as discontinued operations on a historical basis for all periods presented.

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

Noncontrolling interests in property partnerships

Noncontrolling interests in property partnerships decreased by approximately $0.7 million for the three months ended June 30, 2013 compared to 2012. Noncontrolling interests in property partnerships consisted of the outside owner’s equity interest in the net income (loss) from our 505 9th Street, Fountain Square and 767 Fifth Avenue (the General Motors Building) properties as of June 30, 2013 and only included 505 9th Street as of June 30, 2012.

On May 31, 2013, our two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) in New York City) transferred all of their interests in the joint venture to third parties. In connection with the transfer we and our new joint venture partners modified our relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in us having sufficient financial and operating control over 767 Venture, LLC such that we now account for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in our financial statements instead of under the equity method of accounting. Our ownership interest in 767 Venture, LLC remained unchanged at 60%. This building contributed a decrease in noncontrolling interest in property partnerships of approximately $2.3 million for the three months ended June 30, 2013.

On October 4, 2012, we completed the formation of a joint venture which owns and operates Fountain Square located in Reston, Virginia, adjacent to our other Reston properties. Fountain Square is an office and retail complex aggregating approximately 759,000 net rentable square feet, comprised of approximately 522,000 net rentable square feet of Class A office space and approximately 237,000 net rentable square feet of retail space. The joint venture partner contributed the property valued at approximately $385.0 million and related mortgage indebtedness totaling approximately $211.3 million for a 50% interest in the joint venture. We contributed cash totaling approximately $87.0 million for our 50% interest, which cash was distributed to the joint venture partner. We are consolidating this joint venture. The mortgage loan bears interest at a fixed rate of 5.71% per annum and matures on October 11, 2016. Pursuant to the joint venture agreement (i) we have rights to acquire the partner’s 50% interest and (ii) the partner has the right to cause us to acquire the partner’s interest on January 4, 2016, in each case at a fixed price totaling approximately $102.0 million in cash. The fixed price option rights expire on January 31, 2016. This building contributed an increase in noncontrolling interest in property partnerships of approximately $1.5 million for the three months ended June 30, 2013.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	redeem $747.5 million of our 3.625% exchangeable senior notes due February 2014;

•	redeem our Series Four Preferred Units;

•	fund capital expenditures, including major renovations, tenant improvements and leasing costs;

•	fund development costs;

•	fund possible property acquisitions; and

•	make the minimum distribution required to enable Boston Properties, Inc. to maintain its REIT qualification under the Internal Revenue Code of 1986, as amended.

We expect to satisfy these needs using one or more of the following:

•	cash flow from operations;

•	distribution of cash flows from joint ventures;

•	cash and cash equivalent balances;

•	contributions of proceeds from issuances of Boston Properties, Inc.’s equity securities and/or proceeds from issuances of additional preferred or common units;

•	our Unsecured Line of Credit or other short-term bridge facilities;

•	construction loans;

•	long-term secured and unsecured indebtedness (including unsecured exchangeable indebtedness); and

•	sales of real estate.

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

The following table presents information on properties under construction as of June 30, 2013 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Square feet	Investment to Date (1)	Estimated Total Investment (1)	Percentage Leased (2)

Office

Cambridge Center Connector(3)	Third Quarter, 2013	Cambridge, MA	—	42,500	$20,200	$24,600	100%

Annapolis Junction Building Seven (50% ownership)(4)	Fourth Quarter, 2014	Annapolis, MD	1	125,000	8,245	16,050	—%

680 Folsom Street	Third Quarter, 2015	San Francisco, CA	2	522,000	243,407	340,000	85%

250 West 55th Street(5)	Fourth Quarter, 2015	New York, NY	1	989,000	784,369	1,050,000	46%

535 Mission Street	Third Quarter, 2016	San Francisco, CA	1	307,000	82,963	215,000	—%

601 Massachusetts Avenue(6)	Fourth Quarter, 2017	Washington, DC	1	478,000	138,618	360,760	79%

Transbay Tower (95% Ownership)(7)	N/A	San Francisco, CA	1	N/A	203,366	340,000	N/A

Total Office Properties under Construction			7	2,463,500	$1,481,168	$2,346,410	54%

Residential

The Avant at Reston Town Center (359 units)(8)	Fourth Quarter, 2015	Reston, VA	1	355,668	$89,735	$137,250	N/A

Total Properties under Construction			8	2,819,168	$1,570,903	$2,483,660	54%

(1)	Represents our share. Includes net revenue during lease up period, acquisition expenses and approximately $68.7 million of construction cost and leasing commission accruals.
(2)	Represents percentage leased as of August 1, 2013, includes leases with future commencement dates and excludes residential space.
(3)	This project is part of a lease expansion and extension for a tenant at Cambridge Center.
(4)	On April 4, 2013, the joint venture closed on a construction loan for this project totaling $22 million, of which our share is $11 million.
(5)	Investment to Date excludes approximately $24.8 million of costs that were expensed in prior periods in connection with the suspension of development activities. Estimated Total Investment includes approximately $230 million of interest capitalization.
(6)	Construction commenced on April 25, 2013 upon the former tenant vacating the building.
(7)	On March 26, 2013, the joint venture completed the acquisition of a land parcel in San Francisco which will support a 60-story, 1.4 million square foot office tower known as Transbay Tower. The Estimated Total Investment represents only the cost to build to grade.
(8)	The square footage amount includes approximately 26,000 square feet or retail space that is 66% leased.

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

Since January 1, 2013, we raised net proceeds of approximately $1.4 billion in the capital markets. Specifically, Boston Properties, Inc. issued $200 million of 5.25% Series B Cumulative Redeemable Preferred Stock (and contributed the proceeds to us in exchange for Series B Preferred Units), and we issued $500 million aggregate principal amount of 3.125% senior unsecured notes due 2023 and $700 million aggregate principal amount of 3.800% senior unsecured notes due 2024, we repaid approximately $65 million of secured debt, and we redeemed/repurchased $450 million 3.75% exchangeable senior notes due 2036. In the second quarter of 2013, we refinanced the loans secured by 540 Madison Avenue and 500 North Capitol Street, which aggregate approximately $225 million (of which our share is approximately $104 million) and obtained $22 million of construction financing for our Annapolis Junction Building Seven development project. On July 26, 2013, we amended and restated the revolving credit agreement governing our Unsecured Line of Credit, which, among other things, (1) increased the total commitment from $750.0 million to $1.0 billion, (2) extended the maturity date from June 24, 2014 to July 26, 2018 and (3) reduced per annum variable rates and other fees.

The completion of our ongoing developments, through late 2015, has remaining costs to fund of approximately $0.9 billion. We have approximately $825 million of debt obligations (of which our share is approximately $818 million) expiring through the end of 2014. We believe that our strong liquidity, including available cash as of August 1, 2013 of approximately $1.4 billion, the approximately $990 million available under our Unsecured Line of Credit and proceeds from potential asset sales provide sufficient capacity to meet our debt obligations and fund our remaining capital requirements on existing development projects, our foreseeable potential development activity and pursue attractive additional investment opportunities. Given the relatively low interest rates currently available to us in the debt markets, we may seek to enhance our liquidity in the future, which may result in us carrying additional cash and cash equivalents pending our use of the proceeds. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase unsecured senior notes and unsecured exchangeable senior notes for cash in open market purchases or privately negotiated transactions, or both. We will evaluate any such potential transactions in light of then-existing market conditions, taking into account the trading prices of the notes, our current liquidity and prospects for future access to capital.

REIT Tax Distribution Considerations

Distributions

A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. Boston Properties, Inc.’s policy is to distribute at least 100% of its taxable income to avoid paying federal tax. On November 8, 2012, Boston Properties, Inc.’s Board of Directors increased our quarterly distribution from $0.55 per common unit to $0.65 per common unit. Boston Properties, Inc.’s Board of Directors will continue to evaluate our distribution rate in light of its actual and projected taxable income, liquidity requirements and other circumstances, including asset sales, and there can be no assurance that the future distributions declared by Boston Properties, Inc.’s Board of Directors will not differ materially.

Sales

To the extent that we sell assets at a taxable gain and cannot efficiently use the proceeds in a tax deferred manner for either our development activities or attractive acquisitions, Boston Properties, Inc., our general partner, would, at the appropriate time, decide whether it is better to declare a special distribution, adopt a stock repurchase program, reduce our indebtedness or retain the cash for future investment opportunities. Such a decision will depend on many factors including, among others, the timing, availability and terms of development and acquisition opportunities, our then-current and anticipated leverage, the cost and availability of capital from other sources, the price of Boston Properties, Inc.’s common stock and REIT distribution requirements. At a minimum, we expect that we would distribute at least that amount of proceeds necessary for Boston Properties, Inc. to avoid paying corporate level tax on the applicable gains realized from any asset sales.

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were approximately $1.6 billion and $1.7 billion at June 30, 2013 and 2012, respectively, representing a decrease of approximately $0.1 billion. The following table sets forth changes in cash flows:

	Six months ended June 30,
	2013	2012	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$334,838	$331,080	$3,758
Net cash used in investing activities	(452,302)	(806,414)	354,112
Net cash provided by financing activities	684,217	324,123	360,094

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

Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the six months ended June 30, 2013 and 2012 consisted primarily of funding our development projects and the acquisitions of 100 Federal Street, 535 Mission Street, the Mountain View Research and Technology Parks and the Transbay Tower and Reston, Virginia land parcels as well as the disposition of 303 Almaden Boulevard and Bedford Business Park, as detailed below:

	Six months ended June 30,
	2013	2012
	(in thousands)
Acquisitions of real estate	$(522,900)	$(621,359)
Construction in progress	(181,056)	(152,548)
Building and other capital improvements	(23,681)	(21,569)
Tenant improvements	(55,988)	(72,786)
Proceeds from the sale of real estate	39,320	61,963
Cash recorded upon consolidation	79,468	—
Issuance of notes receivable, net	12,491	(1,974)
Capital contributions to unconsolidated joint ventures	—	(325)
Capital distributions from unconsolidated joint ventures	201,182	3,057
Investments in securities, net	(1,138)	(873)

Net cash used in investing activities	$(452,302)	$(806,414)

Cash used in investing activities changed primarily due to the following:

•	On March 1, 2012, we acquired 453 Ravendale Drive located in Mountain View, California for a purchase price of approximately $6.7 million in cash.

•	On March 13, 2012, we acquired 100 Federal Street in Boston, Massachusetts for an aggregate investment of approximately $615.0 million in cash.

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

•

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from our Value-Added Fund for an aggregate gross purchase price of approximately $233.5 million. Mountain View Research Park is a 16-building complex of Office/Technical properties aggregating approximately 604,000 net rentable square feet. Mountain View Technology Park is a seven-building complex of Office/Technical properties aggregating approximately 135,000 net rentable square feet. In conjunction with the acquisition, the Value-Added Fund repaid the Mountain View Research Park and Mountain View Technology Park properties outstanding loans payable to us totaling approximately $8.6 million and $3.7 million, respectively.

•

Construction in progress for the six months ended June 30, 2012 includes ongoing expenditures associated with our 510 Madison Avenue and One Patriots Park properties, which where fully placed in-service during the six months ended June 30, 2012. In addition, we incurred costs associated with the continued development and redevelopment of Two Patriots Park, 17 Cambridge Center, The Avant at Reston Town Center and 250 West 55th Street. Construction in progress for the six months ended June 30, 2013 includes ongoing expenditures associated with our Two Patriots Park and 17 Cambridge Center properties, which were fully placed in-service during the six months ended June 30, 2013. In addition, we incurred costs associated with our continued development of The Avant at Reston Town Center, the Cambridge Center Connector, 250 West 55th Street, 680 Folsom Street, 535 Mission Street, 601 Massachusetts Avenue and Transbay Tower. The completion of our ongoing developments, including our share of our unconsolidated joint venture developments, through 2015 is expected to be fully funded by cash and available draws from construction loans. We estimate our future funding requirement to complete our developments, which includes our share of our unconsolidated joint venture developments, to be approximately $0.9 billion.

•	Tenant improvement costs decreased by approximately $16.8 million due to the completion of large tenant projects in 2012.

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

•

On June 28, 2013, we completed the sale of our 303 Almaden Boulevard property located in San Jose, California for a sale price of $40.0 million. Net cash proceeds totaled approximately $39.3 million. 303 Almaden Boulevard is a Class A office property totaling approximately 158,000 net rentable square feet.

•	We recorded approximately $79.5 million of cash upon consolidating the joint venture that owns 767 Fifth Avenue (the General Motors Building) (See Note 3 to the Consolidated Financial Statements).

•

Capital distributions from unconsolidated joint ventures increased by approximately $198 million due to the sale of 125 West 55th Street in New York City and the Value-Added Fund selling Mountain View Research and Technology Parks.

Cash provided by financing activities for the six months ended June 30, 2013 totaled approximately $684.2 million. This consisted primarily of the issuance of Boston Properties, Inc.’s 5.25% Series B Cumulative Redeemable Preferred Stock (and contributed the proceeds to us in exchange for Series B Preferred Units), the issuance of $500 million aggregate principal amount of 3.125% senior unsecured notes due 2023 and the issuance of $700 million aggregate principal amount of 3.800% senior unsecured notes due 2024, partially offset by the redemption of $450 million 3.75% exchangeable senior notes due 2036, which were redeemable in May 2013, the payments of distributions to our unitholders and the repayment of mortgage notes payable. Future debt payments are discussed below under the heading “Capitalization-Debt Financing.”

Capitalization

At June 30, 2013, our total consolidated debt was approximately $11.4 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 4.59% (with a coupon/stated rate of 4.94%) and the weighted-average maturity was approximately 5.9 years.

Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $29.3 billion at June 30, 2013. Our total consolidated market capitalization was calculated using Boston Properties, Inc.’s June 30, 2013 closing stock price of $105.47 per common share and the following: (1) 168,124,263 outstanding common units of limited partnership interest (including 152,384,740 units held by Boston Properties, Inc.), (2) an aggregate of 1,307,083 common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest, (3) an aggregate of 1,464,250 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, (4) 1,221,527 Series Four Preferred Units of partnership interest multiplied by the fixed liquidation preference of $50 per unit, (5) 80,000 Preferred Units, at a price of $2,500 per unit and (6) our consolidated debt totaling approximately $11.4 billion. Our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, at June 30, 2013, represented approximately 38.33% of our total consolidated market capitalization.

Following the consolidation of 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) effective June 1, 2013, our consolidated debt increased significantly compared to prior periods even though our economic interest in 767 Venture, LLC remained substantially unchanged. As a result, we believe the presentation of total adjusted debt may provide investors with a more complete picture of our share of consolidated and unconsolidated debt. Total adjusted debt is defined as our total consolidated debt, plus our share of unconsolidated joint venture debt, minus our joint venture partners’ share of consolidated debt, and was approximately $10.8 billion at June 30, 2013. In addition, in light of the difference between our total consolidated debt and our total adjusted debt, we believe that also presenting our total adjusted debt to total adjusted market capitalization ratio may provide investors with a more complete picture of our leverage in relation to the overall size of our company. The calculation of the total adjusted debt to total adjusted market capitalization ratio is the same as consolidated debt to total consolidated market capitalization ratio except that the total adjusted debt balance is used in lieu of the total consolidated debt balance. Our total adjusted debt at June 30, 2013, represented approximately 37.13% of our total adjusted market capitalization.

The calculation of total consolidated and adjusted market capitalization does not include 397,750 2011 OPP Units, 397,750 2012 OPP Units and 317,406 2013 MYLTIP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. These percentages will fluctuate with changes in the market value of our common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the consolidated debt to total consolidated market capitalization ratio and the adjusted debt to total adjusted market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

For a discussion of our unconsolidated joint venture indebtedness, see “Liquidity and Capital Resources—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Debt Financing

As of June 30, 2013, we had approximately $11.4 billion of outstanding consolidated indebtedness, representing approximately 38.33% of our total consolidated market capitalization as calculated above consisting of approximately (1) $5.835 billion (net of discount) in publicly traded unsecured senior notes (excluding exchangeable senior notes) having a weighted-average interest rate of 4.52% per annum and maturities in 2015, 2018, 2019, 2020, 2021, 2023 and 2024; (2) $734.3 million (net of discount and the adjustment for the equity component allocation) of exchangeable senior notes having a GAAP interest rate of 6.555% per annum (an effective rate of 4.037%, excluding the effect of the adjustment for the equity component allocation) and maturing in 2014; (3) $4.5 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 4.30% per annum and weighted-average term of 4.7 years and (4) $0.3 million of mezzanine notes payable, associated with 767 Fifth Avenue (the General Motors Building), having a GAAP interest rate of 5.53% per annum and maturing in 2017. The table below summarizes our mortgage and mezzanine notes payable, our unsecured senior notes and our Unsecured Line of Credit at June 30, 2013 and June 30, 2012:

	June 30,
	2013	2012
	(Dollars in Thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable	$4,484,657	$2,877,125
Unsecured senior notes, net of discount	5,834,973	4,863,413
Unsecured exchangeable senior notes, net of discount and adjustment for the equity component allocation	734,278	1,155,669
Unsecured Line of Credit	—	—
Mezzanine notes payable	311,637	—

Total	$11,365,545	$8,896,207

Percent of total debt:
Fixed rate	100.00%	100.00%
Variable rate	—%	—%

Total	100.00%	100.00%

GAAP Weighted-average interest rate at end of period:
Fixed rate	4.59%	5.22%
Variable rate	—%	—%

Total	4.59%	5.22%

Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	4.94%	4.90%
Variable rate	—%	—%

Total	4.94%	4.90%

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

As of June 30, 2013, we had no borrowings and outstanding letters of credit totaling approximately $10.6 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $739.4 million.

On July 26, 2013, we amended and restated the revolving credit agreement governing our Unsecured Line of Credit, which, among other things, (1) increased the total commitment from $750.0 million to $1.0 billion, (2) extended the maturity date from June 24, 2014 to July 26, 2018 and (3) reduced the per annum variable interest rates and other fees. We may increase the total commitment to $1.5 billion, subject to syndication of the increase and other conditions. At our option, loans outstanding under the Unsecured Line of Credit will bear interest at a rate per annum equal to (1), in the case of loans denominated in Dollars, Euro or Sterling, LIBOR or, in the case of loans denominated in Canadian Dollars, CDOR, in each case, plus a margin ranging from 0.925% to 1.70% based on our credit rating or (2) an alternate base rate equal to the greatest of (a) the Administrative Agent’s prime rate, (b) the Federal Funds rate plus 0.5% or (c) LIBOR for a one month period plus 1.00%, in each case, plus a margin ranging from 0.0% to 0.70% based on our credit rating. The Unsecured Line of Credit also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to us at a reduced interest rate. In addition, we are also obligated to pay (1) in quarterly installments a facility fee on the total commitment at a rate per annum ranging from 0.125% to 0.35% based on our credit rating and (2) an annual fee on the undrawn amount of each letter of credit equal to the LIBOR margin. Based on our current credit rating, the LIBOR and CDOR margin is 1.00%, the alternate base rate margin is 0.0% and the facility fee is 0.15%. Our ability to borrow under our Unsecured Line of Credit is subject to our compliance with a number of customary financial and other covenants on an ongoing basis, including:

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

As of August 1, 2013, we had no borrowings and the ability to borrow approximately $990 million.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of June 30, 2013 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
12 Year Unsecured Senior Notes	5.625%	5.693%	$300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015
10 Year Unsecured Senior Notes	5.875%	5.967%	700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
7 Year Unsecured Senior Notes	3.700%	3.853%	850,000	November 15, 2018
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024

Total principal			5,850,000
Net unamortized discount			(15,027)

Total			$5,834,973

(1)	Yield on issuance date including the effects of discounts on the notes and the amortization of financing costs.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (or 20 basis points in the case of the $500 million of notes that mature on September 1, 2023, 25 basis points in the case of the $250 million and $700 million of notes that mature on June 1, 2015 and February 1, 2024, respectively, 40 basis points in the case of the $700 million of notes that mature on October 15, 2019 and 30 basis points in the case of the $700 million and $850 million of notes that mature on November 15, 2020 and May 15, 2021, respectively), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our unsecured senior notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of 1.5, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of June 30, 2013, we believe we were in compliance with each of these financial restrictions and requirements.

On April 11, 2013, we completed a public offering of $500.0 million in aggregate principal amount of 3.125% senior unsecured notes due 2023. The notes were priced at 99.379% of the principal amount to yield an effective rate (including financing fees) of 3.279% to maturity. The notes will mature on September 1, 2023, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $492.5 million after deducting the underwriting discount and transaction expenses.

On June 27, 2013, we completed a public offering of $700.0 million in aggregate principal amount of 3.800% senior unsecured notes due 2024. The notes were priced at 99.694% of the principal amount to yield an effective rate (including financing fees) of 3.916% to maturity. The notes will mature on February 1, 2024, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $691.9 million after deducting the underwriting discount and transaction expenses.

Unsecured Exchangeable Senior Notes

The following summarizes the unsecured exchangeable senior notes outstanding as of June 30, 2013 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Exchange Rate	Principal Amount	First Optional Redemption Date by Company	Maturity Date
3.625% Exchangeable Senior Notes	3.625%	4.037%	8.5051(2)	$747,500	N/A	February 15, 2014
Net unamortized discount				(924)
Adjustment for the equity component allocation, net of accumulated amortization				(12,298)

Total				$734,278

(1)	Yield on issuance date including the effects of discounts on the notes and the amortization of financing costs but excluding the effects of the adjustment for the equity component allocation.
(2)	The initial exchange rate is 8.5051 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $117.58 per share of Boston Properties, Inc.’s common stock). In addition, we entered into capped call transactions with affiliates of certain of the initial purchasers, which are intended to reduce the potential dilution upon future exchange of the notes. The capped call transactions were intended to increase the effective exchange price to us of the notes from $117.58 to approximately $137.17 per share (subject to adjustment) representing an overall effective premium of approximately 40% over the closing price on August 13, 2008 of $97.98 per share of Boston Properties, Inc.’s common stock. The net cost of the capped call transactions was approximately $44.4 million. As of June 30, 2013, the effective exchange price was $134.38 per share.

Mortgage Notes Payable

The following represents the outstanding principal balances due under the mortgage notes payable at June 30, 2013:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
767 Fifth Avenue (the General Motors Building)	5.94%	2.44%	$1,300,000	$183,826	$1,483,826	(1)(2)(3)(4)	October 7, 2017
599 Lexington Avenue	5.57%	5.41%	750,000	—	750,000	(4)(5)	March 1, 2017
601 Lexington Avenue	4.75%	4.79%	725,000	—	725,000		April 10, 2022
John Hancock Tower	5.68%	5.05%	640,500	14,275	654,775	(1)(4)(6)	January 6, 2017
Embarcadero Center Four	6.10%	7.02%	362,737	—	362,737	(7)	December 1, 2016
Fountain Square	5.71%	2.56%	211,250	18,530	229,780	(1)(4)(8)	October 11, 2016
505 9th Street	5.73%	5.87%	122,530	—	122,530	(8)	November 1, 2017
New Dominion Tech Park, Bldg. Two	5.55%	5.58%	63,000	—	63,000	(4)	October 1, 2014
New Dominion Tech Park, Bldg. One	7.69%	7.84%	44,368	—	44,368		January 15, 2021
Kingstowne Two and Retail	5.99%	5.61%	33,942	342	34,284	(1)	January 1, 2016
University Place	6.94%	6.99%	14,357	—	14,357		August 1, 2021

Total			$4,267,684	$216,973	$4,484,657

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required to reflect loans at their fair values upon acquisition. All adjustments to reflect loans at their fair value upon acquisition are noted above.
(2)	This property is owned by a consolidated joint venture in which we have a 60% interest.
(3)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of June 30, 2013, the maximum funding obligation under the guarantee was approximately $28.2 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.
(4)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(5)	On December 19, 2006, we terminated the forward-starting interest rate swap contracts related to this financing and received approximately $10.9 million, which amount is reducing our GAAP interest expense for this mortgage over the term of the financing, resulting in an effective interest rate of 5.41% per annum for the financing. The stated interest rate is 5.57% per annum.
(6)	In connection with the mortgage financing we have agreed to guarantee approximately $4.2 million related to our obligation to provide funds for certain tenant re-leasing costs.
(7)	Under our interest rate hedging program, we are reclassifying into earnings over the eight-year term of the loan as an increase in interest expense approximately $26.4 million (approximately $3.3 million per year) of the amounts recorded on our Consolidated Balance Sheets within Accumulated Other Comprehensive Loss resulting in an effective interest rate of 7.02% per annum.
(8)	This property is owned by a consolidated joint venture in which we have a 50% interest.

Mezzanine Notes Payable

The following represents the outstanding principal balances due under the mezzanine notes payable at June 30, 2013:

Property Debt is Associated With	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount	Maturity Date
	(Dollars in thousands)
767 Fifth Avenue (the General Motors Building)	6.02%	5.53%	$306,000	$5,637	$311,637(1)(2)(3)	October 7, 2017

(1)	GAAP interest rate differs from the stated interest rate due to adjustments required to reflect loans at their fair values upon acquisition or consolidation. All adjustments to reflect loans at their fair value upon acquisition are noted above.

(2)	This property is owned by a consolidated joint venture in which we have a 60% interest.
(3)	The mortgage loan requires interest only payments with a balloon payment due at maturity.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

We have investments in eleven unconsolidated joint ventures (including our investment in the Value-Added Fund) with our effective ownership interests ranging from 25% to 60%. Six of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At June 30, 2013, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $745.6 million (of which our proportionate share is approximately $326.7 million). The table below summarizes the outstanding debt of these joint venture properties at June 30, 2013. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate(1)	Carrying Amount		Maturity Date
	(Dollars in thousands)
540 Madison Avenue	60%	1.69%	1.86%	$120,000	(2)(3)	June 5, 2018
Metropolitan Square	51%	5.75%	5.81%	174,817		May 5, 2020
Market Square North	50%	4.85%	4.91%	130,000		October 1, 2020
Annapolis Junction Building One	50%	1.92%	2.07%	41,552	(4)	March 31, 2018
Annapolis Junction Building Six	50%	1.85%	2.51%	13,993	(2)(5)	November 17, 2013
Annapolis Junction Building Seven	50%	1.85%	2.41%	4,952	(2)(6)	April 4, 2016
500 North Capitol Street	30%	4.15%	4.19%	105,000	(2)	June 6, 2023
901 New York Avenue	25%	5.19%	5.27%	155,236		January 1, 2015

Total				$745,550

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges.
(2)	The loan requires interest only payments with a balloon payment due at maturity.
(3)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.50% per annum.
(4)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on March 31, 2018 with one, three-year extension option, subject to certain conditions.
(5)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on November 17, 2013 with two, one-year extension options, subject to certain conditions.
(6)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on April 4, 2016 with two, one-year extension options, subject to certain conditions.

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

The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership to FFO for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,
	2013	2012
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$505,189	$136,561
Add:
Noncontrolling interest—redeemable preferred units	3,741	765
Noncontrolling interests in property partnerships	(219)	457
Less:
Income from discontinued operations	873	218
Gain on sale of real estate from discontinued operations	—	38,445

Income from continuing operations	507,838	99,120
Add:
Real estate depreciation and amortization(1)	147,867	133,178
Income from discontinued operations	873	218
Less:
Gains on sales of real estate included within income from unconsolidated joint ventures	43,327	—
Gains on consolidation of joint ventures	387,801	—
Noncontrolling interests in property partnerships’ share of funds from operations	4,436	956
Noncontrolling interest—redeemable preferred units	3,741	765

Funds from Operations	$217,273	$230,795

Weighted-average units outstanding—basic	168,933	168,018

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $132,654 and $109,127, our share of unconsolidated joint venture real estate depreciation and amortization of $15,535 and $23,513 and depreciation and amortization from discontinued operations of $0 and $907, less corporate related depreciation and amortization of $322 and $369 for the three months ended June 30, 2013 and 2012, respectively.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Income (Numerator)	Units (Denominator)	Income (Numerator)	Units (Denominator)
	(in thousands)		(in thousands)
Basic FFO	$217,273	168,933	$230,795	168,018
Effect of Dilutive Securities
Convertible Preferred Units	818	1,307	765	1,353
Stock Based Compensation and Exchangeable Senior Notes	—	552	—	382

Diluted FFO	$218,091	170,792	$231,560	169,753

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

During the second quarter of 2013, we paid approximately $41.9 million to fund tenant-related obligations, including tenant improvements and leasing commissions, and incurred approximately $36.5 million of new tenant-related obligations associated with approximately 931,000 square feet of second generation leases, or approximately $39 per square foot. In addition, we signed leases for approximately 40,000 square feet at our development properties. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In the aggregate, during the second quarter of 2013, we signed leases for approximately 971,000 square feet of space and incurred aggregate tenant-related obligations of approximately $41.4 million, or approximately $43 per square foot.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2013, approximately $11.4 billion of our consolidated borrowings bore interest at fixed rates and none of our consolidated borrowings bore interest at variable rates. The fair value of these instruments is affected by changes in market interest rates. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, refer to Note 4 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2013	2014	2015	2016	2017	2018+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt
Fixed Rate	$35,299	$141,264	$81,359	$661,089	$2,851,686	$713,960	$4,484,657	$4,598,927
Average Interest Rate	6.16%	5.66%	5.87%	5.27%	3.89%	4.96%	4.30%
Variable Rate	—	—	—	—	—	—	—	—
	Mezzanine debt
Fixed Rate	$—	$—	$—	$—	$311,637	$—	$311,637	$311,665
Average Interest Rate	—	—	—	—	5.53%	—	5.53%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt
Fixed Rate	$—	$—	$549,601	$—	$—	$5,285,372	$5,834,973	$6,093,237
Average Interest Rate	—	—	5.47%	—	—	4.42%	4.52%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured exchangeable debt
Fixed Rate (1)	$—	$746,576	$—	$—	$—	$—	$746,576	$772,691
Adjustment for the equity component allocation	(9,860)	(2,438)	—	—	—	—	(12,298)

Total Fixed Rate	(9,860)	744,138	—	—	—	—	734,278
Average Interest Rate	—	6.56%	—	—	—	—	6.56%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$25,439	$885,402	$630,960	$661,089	$3,163,323	$5,999,332	$11,365,545	$11,776,520

(1)	Amounts are included in the year in which the first optional redemption date occurs (or, in the case of the exchangeable notes due 2014, the year of maturity).

At June 30, 2013, the weighted-average coupon/stated rates on our fixed rate debt was 4.94% per annum. The weighted-average coupon/stated rates for our unsecured debt and unsecured exchangeable debt were 4.44% per annum and 3.63% per annum, respectively.

At June 30, 2013, we had no outstanding variable rate debt.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of our fiscal year ending December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Each time Boston Properties, Inc. issues shares of stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to us in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended June 30, 2013, in connection with the issuance of 1,643 shares of restricted common stock by Boston Properties, Inc. to non-employee directors of restricted common stock under the Boston Properties, Inc. 2012 Stock Option and Incentive Plan, we issued an aggregate of 1,643 common units to Boston Properties, Inc. in exchange for approximately $16.43, which was the aggregate proceeds of such common stock issuances to Boston Properties, Inc. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. In addition, during the three months ended June 30, 2013, in connection with the issuance of shares of common stock of Boston Properties, Inc. to holders of our 3.75% Exchangeable Senior Notes due 2036 who presented such notes for exchange, we issued an aggregate of 419,116 common units to Boston Properties, Inc. Boston Properties, Inc. received no cash proceeds from the issuance of its common stock. The common units were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
April 1, 2013—April 30, 2013	9,517	(1)	$0.25	N/A	N/A
May 1, 2013—May 31, 2013	1,035	(2)	81.68	N/A	N/A
June 1, 2013—June 30, 2013	—		—	N/A	N/A

	10,552		$8.24	N/A	N/A

(1)	Includes 2,250 2011 OPP Units, 2,250 2012 OPP Units, 1,520 2013 MYLTIP Units and 3,497 LTIP units that were repurchased in connection with the termination of an employee’s employment with the Company. Under the terms of the applicable OPP and MYLTIP award agreements and LTIP unit vesting agreements, these units were repurchased by the Company at a price of $0.25 per unit, which was the amount originally paid by such employee for the units.

(2)	Includes 778 common units previously held by Boston Properties, Inc. that were redeemed in connection with the surrender of shares of restricted common stock of Boston Properties, Inc. by an employee to Boston Properties, Inc. to satisfy such employee’s tax withholding obligation in connection with the vesting of restricted common stock and 257 LTIP units that were repurchased in connection with the termination of an employee’s employment with the Company. Under the terms of the applicable LTIP unit vesting agreement, these units were repurchased by the Company at a price of $0.25 per unit, which was the amount originally paid by such employee for the units.

ITEM 3—Defaults Upon Senior Securities.

None.

ITEM 4— Mine Safety Disclosures.

None.

ITEM 5—Other Information.

(a) None.

(b) None.

ITEM 6—Exhibits.

(a) Exhibits

2.1	—	Transfer Agreement, dated May 31, 2013, by and among BP 767 Fifth LLC, Sungate Fifth Avenue LLC, 767 LLC and BP/DC 767 Fifth LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on June 3, 2013).
4.1	—	Supplemental Indenture No. 13, dated as of April 11, 2013, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on April 11, 2013).
4.2	—	Form of 3.125% Senior Notes due 2023 (attached as Exhibit A to Supplemental Indenture No. 13 filed as Exhibit 4.1 hereto) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on April 11, 2013).
4.3	—	Supplemental Indenture No. 14, dated as of June 27, 2013, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on July 1, 2013).
4.4	—	Form of 3.800% Senior Notes due 2024 (attached as Exhibit A to Supplemental Indenture No. 14 filed as Exhibit 4.1 hereto) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on July 1, 2013).
12.1	—	Calculation of Ratios of Earnings to Fixed Charges and Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Distributions.
31.1	—	Certification of Chief Executive Officer of Boston Properties, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer of Boston Properties, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer of Boston Properties, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer of Boston Properties, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101	—

The following materials from Boston Properties Limited Partnership Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Partners’ Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

By: Boston Properties, Inc., its General Partner

August 9, 2013	/S/ MICHAEL E. LABELLE
Michael E. LaBelle Chief Financial Officer (duly authorized officer and principal financial officer)