Form 10-Q
period 2014-03-31
BOSTON PROPERTIES LTD PARTNERSHIP
filed 2014-05-09
CIK 1043121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q

for the quarter ended March 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1—Financial Statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
	(in thousands, except for unit amounts)
ASSETS
Real estate, at cost	$16,828,341	$16,727,886
Construction in progress	1,564,821	1,523,179
Land held for future development	300,498	297,376
Less: accumulated depreciation	(3,196,522)	(3,096,910)

Total real estate	15,497,138	15,451,531
Cash and cash equivalents	1,179,573	2,365,137
Cash held in escrows	54,240	57,201
Investments in securities	18,026	16,641
Tenant and other receivables (net of allowance for doubtful accounts of $1,625 and $1,636, respectively)	37,812	59,464
Accrued rental income (net of allowance of $3,448 and $3,636, respectively)	661,730	651,603
Deferred charges, net	861,567	884,450
Prepaid expenses and other assets	178,488	184,477
Investments in unconsolidated joint ventures	127,356	126,084

Total assets	$18,615,930	$19,796,588

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$4,430,110	$4,449,734
Unsecured senior notes (net of discount of $13,710 and $14,146, respectively)	5,836,290	5,835,854
Unsecured exchangeable senior notes (net of discount of $0 and $182, respectively)	—	744,880
Unsecured line of credit	—	—
Mezzanine notes payable	310,735	311,040
Outside members’ notes payable	180,000	180,000
Accounts payable and accrued expenses	218,028	202,470
Distributions payable	114,799	497,242
Accrued interest payable	178,651	167,523
Other liabilities	556,772	578,969

Total liabilities	11,825,385	12,967,712

Commitments and contingencies	—	—

Noncontrolling interests:
Redeemable interest in property partnership	100,327	99,609

Redeemable partnership units—666,116 series two preferred units outstanding (874,168 common units at redemption value, if converted) at March 31, 2014 and December 31, 2013	100,118	87,740

Redeemable partnership units—360,126 series four preferred units outstanding at redemption value at March 31, 2014 and December 31, 2013	18,006	18,006

Redeemable partnership units—15,583,853 and 15,583,370 common units and 1,554,353 and 1,455,761 long term incentive units outstanding at redemption value at March 31, 2014 and December 31, 2013, respectively	1,962,839	1,710,218

Capital:
5.25% Series B cumulative redeemable preferred units, liquidation preference $2,500 per unit, 80,000 units issued and outstanding at March 31, 2014 and December 31, 2013	193,623	193,623
Boston Properties Limited Partnership partners’ capital—1,701,555 and 1,700,222 general partner units and 151,315,756 and 151,282,879 limited partner units outstanding at March 31, 2014 and December 31, 2013, respectively	3,690,539	3,993,548
Noncontrolling interests in property partnerships	725,093	726,132

Total capital	4,609,255	4,913,303

Total liabilities and capital	$18,615,930	$19,796,588

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2014	2013
	(in thousands, except for per unit amounts)
Revenue
Rental
Base rent	$455,018	$373,046
Recoveries from tenants	81,934	64,319
Parking and other	24,333	23,437

Total rental revenue	561,285	460,802
Hotel revenue	8,193	8,291
Development and management services	5,216	8,733

Total revenue	574,694	477,826

Expenses
Operating
Rental	206,388	169,062
Hotel	6,797	7,044
General and administrative	29,905	45,516
Transaction costs	437	443
Impairment loss	—	4,401
Depreciation and amortization	152,245	117,409

Total expenses	395,772	343,875

Operating income	178,922	133,951
Other income (expense)
Income from unconsolidated joint ventures	2,816	8,721
Interest and other income	1,311	1,471
Gains from investments in securities	286	735
Interest expense	(113,554)	(100,433)

Income from continuing operations	69,781	44,445
Discontinued operations
Income from discontinued operations	—	2,494
Gain on forgiveness of debt from discontinued operations	—	20,736
Impairment loss from discontinued operations	—	(2,852)

Net income	69,781	64,823
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(4,354)	(2,574)
Noncontrolling interest—redeemable preferred units	(3,208)	(1,326)

Net income attributable to Boston Properties Limited Partnership	$62,219	$60,923

Basic earnings per common unit attributable to Boston Properties Limited Partnership
Income from continuing operations	$0.37	$0.24
Discontinued operations	—	0.12

Net income	$0.37	$0.36

Weighted average number of common units outstanding	169,841	168,750

Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Income from continuing operations	$0.37	$0.24
Discontinued operations	—	0.12

Net income	$0.37	$0.36

Weighted average number of common and common equivalent units outstanding	169,980	169,056

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2014	2013
	(in thousands)
Net income	$69,781	$64,823
Other comprehensive income:
Amortization of interest rate contracts (1)	629	628

Other comprehensive income	629	628

Comprehensive income	70,410	65,451
Comprehensive income attributable to noncontrolling interests	(7,562)	(3,900)

Comprehensive income attributable to Boston Properties Limited Partnership	$62,848	$61,551

(1)	Amounts reclassified from comprehensive income primarily to interest expense within the Company’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited and in thousands)

Total Partners’ Capital
Balance at December 31, 2013	$4,187,171
Contributions	1,535
Net income allocable to general and limited partner units	58,648
Distributions	(102,050)
Accumulated other comprehensive loss	567
Unearned compensation	(474)
Conversion of redeemable partnership units	627
Adjustment to reflect redeemable partnership units at redemption value	(261,862)

Balance at March 31, 2014	$3,884,162

Balance at December 31, 2012	$3,330,605
Contributions	197,310
Net income allocable to general and limited partner units	54,892
Distributions	(98,712)
Accumulated other comprehensive loss	564
Unearned compensation	1,658
Conversion of redeemable partnership units	272
Adjustment to reflect redeemable partnership units at redemption value	85,104

Balance at March 31, 2013	$3,571,693

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$69,781	$64,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,245	119,147
Non-cash compensation expense	10,380	25,783
Impairment loss	—	4,401
Income from unconsolidated joint ventures	(2,816)	(8,721)
Distributions of net cash flow from operations of unconsolidated joint ventures	1,431	12,921
Gains from investments in securities	(286)	(735)
Non-cash portion of interest expense	(7,676)	10,561
Settlement of accreted debt discount on repurchases of unsecured exchangeable senior notes	(92,979)	—
Gain on forgiveness of debt from discontinued operations	—	(20,736)
Impairment loss from discontinued operations	—	2,852
Change in assets and liabilities:
Cash held in escrows	2,961	(297)
Tenant and other receivables, net	21,652	10,690
Accrued rental income, net	(10,127)	(14,295)
Prepaid expenses and other assets	5,989	18,684
Accounts payable and accrued expenses	1,288	(1,172)
Accrued interest payable	11,128	30,158
Other liabilities	(22,197)	(7,703)
Tenant leasing costs	(16,565)	(8,932)

Total adjustments	54,428	172,606

Net cash provided by operating activities	124,209	237,429

Cash flows from investing activities:
Acquisitions of real estate	—	(289,816)
Construction in progress	(97,025)	(103,178)
Building and other capital improvements	(17,510)	(14,162)
Tenant improvements	(31,551)	(24,988)
Repayments of notes receivable, net	—	184
Capital contributions to unconsolidated joint ventures	—	(113)
Capital distributions from unconsolidated joint ventures	113	—
Investments in securities, net	(1,099)	(918)

Net cash used in investing activities	(147,072)	(432,991)

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2014	2013
	(in thousands)
Cash flows from financing activities:
Repayments of mortgage notes payable	(6,630)	(23,687)
Repayment of unsecured exchangeable senior notes	(654,521)	—
Deferred financing costs	(18)	—
Net proceeds from preferred unit issuance	—	194,371
Net proceeds from equity transactions	(527)	(559)
Distributions	(496,330)	(110,940)
Contributions from noncontrolling interests in property partnerships	468	5,875
Distributions to noncontrolling interests in property partnerships	(5,143)	(2,100)

Net cash provided by (used in) financing activities	(1,162,701)	62,960

Net decrease in cash and cash equivalents	(1,185,564)	(132,602)
Cash and cash equivalents, beginning of period	2,365,137	1,041,978

Cash and cash equivalents, end of period	$1,179,573	$909,376

Supplemental disclosures:
Cash paid for interest	$220,790	$74,492

Interest capitalized	$17,709	$14,418

Non-cash investing and financing activities:
Additions to real estate included in accounts payable and accrued expenses	$9,393	$7,475

Mortgage note payable extinguished through foreclosure	$—	$25,000

Real estate transferred upon foreclosure	$—	$6,954

Land improvements contributed by noncontrolling interest in property partnership	$—	$4,546

Distributions declared but not paid	$114,799	$110,886

Conversions of redeemable partnership units to partners’ capital	$627	$272

Issuance of restricted securities to employees	$26,534	$25,901

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Boston Properties Limited Partnership (the “Company”), a Delaware limited partnership, is the entity through which Boston Properties, Inc., a self-administered and self-managed real estate investment trust (“REIT”), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Boston Properties, Inc. is the sole general partner of the Company and at March 31, 2014 owned an approximate 89.5% (89.0% at March 31, 2013) general and limited partnership interest in the Company. Partnership interests in the Company are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). In addition, in February 2011 and February 2012, the Company issued LTIP Units in connection with the granting to employees of outperformance awards (also referred to as “2011 OPP Units” and “2012 OPP Units,” respectively, and collectively as “OPP Units”). On January 31, 2014, the measurement period for the Company’s 2011 OPP Unit awards expired and the Company’s total return to shareholders (“TRS”) was not sufficient for employees to earn and therefore become eligible to vest in any of the 2011 OPP Unit awards. Accordingly, all 2011 OPP Unit awards were automatically forfeited (See Note 7 and 10). In February 2013 and February 2014, the Company issued LTIP Units in connection with the granting to employees of multi-year, long-term incentive program (“MYLTIP”) awards (also referred to as “2013 MYLTIP Units” and “2014 MYLTIP Units,” respectively, and collectively as “MYLTIP Units”). Because the rights, preferences and privileges of OPP Units and MYLTIP Units differ from other LTIP Units granted to employees as part of the annual compensation process, unless specifically noted otherwise, all references to LTIP Units exclude OPP Units and MYLTIP Units (See Notes 7 and 10).

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

At March 31, 2014, there were three series of Preferred Units outstanding (i.e., Series Two Preferred Units, Series Four Preferred Units and Series B Preferred Units).

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

Properties

At March 31, 2014, the Company owned or had interests in a portfolio of 175 commercial real estate properties (the “Properties”) aggregating approximately 45.8 million net rentable square feet, including eight properties under construction totaling approximately 4.0 million net rentable square feet. In addition, the Company has structured parking for approximately 45,971 vehicles containing approximately 15.7 million square feet. At March 31, 2014, the Properties consist of:

•	167 office properties, including 128 Class A office properties (including eight properties under construction) and 39 Office/Technical properties;

•	one hotel;

•	four retail properties; and

•	three residential properties.

The Company owns or controls undeveloped land parcels totaling approximately 502.5 acres.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Boston Properties, Inc. does not have any other significant assets, liabilities or operations, other than its investment in the Company, nor does it have employees of its own. The Company, not Boston Properties, Inc., generally executes all significant business relationships other than transactions involving securities of Boston Properties, Inc. All majority-owned subsidiaries and joint ventures over which the Company has financial and operating control and variable interest entities (“VIE”s) in which the Company has determined it is the primary beneficiary are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. The Company accounts for all other unconsolidated joint ventures using the equity method of accounting. Accordingly, the Company’s share of the earnings of these joint ventures and companies is included in consolidated net income.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report in the Company’s Form 10-K for its fiscal year ended December 31, 2013. Certain prior year amounts have been reclassified to conform to the current year presentation. In the third quarter of 2013, the Company modified the presentation of expenses to operate its San Francisco and Princeton regional offices to reflect the growing activity in its San Francisco region and to have a consistent presentation across the Company. These expenses, which totaled approximately $1.9 million for the three months ended March 31, 2013 were previously included in Rental Operating Expenses and are now included in General and Administrative Expenses. In addition, beginning on January 1, 2014, the properties that were historically part of the Company’s Princeton region are reflected as the suburban component of the Company’s New York region (See Note 11).

The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. The Company determines the fair value of its unsecured senior notes and unsecured exchangeable senior notes using market prices. The inputs used in determining the fair value of the Company’s unsecured senior notes and unsecured exchangeable senior notes are categorized at a level 1 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) due to the fact that the Company uses quoted market rates to value these instruments. However, the inputs used in determining the fair value could be categorized at a level 2 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) if trading volumes are low. The Company determines the fair value of its mortgage notes payable using discounted cash flow analyses by discounting the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt based on current market rates for similar securities. In determining the current market rates, the Company adds its estimates of market spreads to the quoted yields on federal government treasury securities with similar maturity dates to its debt. The inputs used in determining the fair value of the Company’s mortgage notes payable and mezzanine notes payable are categorized at a level 3 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) due to the fact that the Company considers the rates used in the valuation techniques to be unobservable inputs.

Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate. The following table presents the aggregate carrying value of the Company’s indebtedness and the Company’s corresponding estimate of fair value as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount		Estimated Fair Value
Mortgage notes payable	$4,430,110	$4,577,435	$4,449,734		$4,545,283
Mezzanine notes payable	310,735	310,764	311,040		311,064
Unsecured senior notes	5,836,290	6,145,060	5,835,854		6,050,517
Unsecured exchangeable senior notes	—	—	744,880	(1)	750,266

Total	$10,577,135	$11,033,259	$11,341,508		$11,657,130

(1)	Includes the net adjustment for the equity component allocation totaling approximately $2.4 million at December 31, 2013.

Recent Accounting Pronouncements

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”). ASU No. 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). ASU No. 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted, and the Company early adopted ASU No. 2014-08 during the first quarter of 2014. The Company’s adoption of ASU No. 2014-08 did not have a material impact on its consolidated financial statements.

3. Real Estate Activity During the Three Months Ended March 31, 2014

Developments

On February 10, 2014, the Company completed and fully placed in-service The Avant at Reston Town Center development project comprised of 359 apartment units and retail space aggregating approximately 355,000 square feet located in Reston, Virginia.

Dispositions

The Company did not have any dispositions during the three months ended March 31, 2014. The following table summarizes the income from discontinued operations for the three months ended March 31, 2013 related to One Preserve Parkway, 10 & 20 Burlington Mall Road, 1301 New York Avenue, Montvale Center and 303 Almaden Boulevard and the related gain on forgiveness of debt and impairment loss:

For the three months ended March 31, 2013
(in thousands)
Total revenue	$7,035
Expenses
Operating	2,443
Depreciation and amortization	1,738

Total expenses	4,181
Operating income	2,854
Other expense
Interest expense	360

Income from discontinued operations	$2,494

Gain on forgiveness of debt from discontinued operations	$20,736

Impairment loss from discontinued operations	$(2,852)

4. Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consist of the following at March 31, 2014:

Entity	Properties	Nominal % Ownership		Carrying Value of Investment
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.0%		$(9,758)
The Metropolitan Square Associates LLC	Metropolitan Square	51.0%		6,236
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(1)	(2,509)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3	%(2)	46,944
Boston Properties Office Value-Added Fund, L.P.	N/A	39.5	%(3)	(30)
Annapolis Junction NFM, LLC	Annapolis Junction	50.0	%(4)	17,528
2 GCT Venture LLC	N/A	60.0	%(5)	(91)
540 Madison Venture LLC	540 Madison Avenue	60.0%		69,002
125 West 55th Street Venture LLC	N/A	60.0	%(6)	944
500 North Capitol LLC	500 North Capitol Street, NW	30.0%		(910)

				$127,356

(1)	The Company’s economic ownership can increase based on the achievement of certain return thresholds.
(2)	The Company’s wholly-owned entity that owns the office component of the project also owns a 33.3% interest in the entity owning the land, parking garage and infrastructure of the project.
(3)	The Company acquired Mountain View Research Park and Mountain View Technology Park from the Value-Added Fund on April 10, 2013.
(4)	Comprised of two buildings, one building under construction and two undeveloped land parcels (See also Note 12).
(5)	Two Grand Central Tower was sold on October 25, 2011.
(6)	125 West 55th Street was sold on May 30, 2013.

Certain of the Company’s unconsolidated joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
ASSETS
Real estate and development in process, net	$921,524	$924,297
Other assets	158,375	163,149

Total assets	$1,079,899	$1,087,446

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable	$748,700	$749,732
Other liabilities	19,593	28,830
Members’/Partners’ equity	311,606	308,884

Total liabilities and members’/partners’ equity	$1,079,899	$1,087,446

Company’s share of equity	$155,807	$154,726
Basis differentials (1)	(28,451)	(28,642)

Carrying value of the Company’s investments in unconsolidated joint ventures	$127,356	$126,084

(1)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials occur from impairment of investments and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	For the three months ended March 31,
	2014	2013
	(in thousands)
Total revenue (1)	$38,034	$135,650
Expenses
Operating	15,464	42,366
Depreciation and amortization	9,092	39,277

Total expenses	24,556	81,643
Operating income	13,478	54,007
Other expense
Interest expense	8,012	56,234

Net income (loss)	$5,466	$(2,227)

Company’s share of net income (loss)	$2,625	$(1,858)
Basis differential	191	444
Elimination of inter-entity interest on partner loan	—	10,135

Income from unconsolidated joint ventures	$2,816	$8,721

(1)	Includes straight-line rent adjustments of $0.6 million and $4.0 million for the three months ended March 31, 2014 and 2013, respectively. Includes net below-market rent adjustments of $0.1 million and $20.4 million for the three months ended March 31, 2014 and 2013, respectively.

5. Unsecured Exchangeable Senior Notes

On February 18, 2014, the Company repaid at maturity the $747.5 million aggregate principal amount of its 3.625% exchangeable senior notes due 2014 plus accrued and unpaid interest thereon.

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

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. With limited exception, under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners (See also Note 7).

In connection with the assumption of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture, 767 Venture, LLC, the Company guaranteed the consolidated joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of March 31, 2014, the maximum funding obligation under the guarantee was approximately $11.7 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.

In connection with the mortgage financing collateralized by the Company’s John Hancock Tower property located in Boston, Massachusetts, the Company has agreed to guarantee approximately $21.4 million related to its obligations to provide funds for certain tenant re-leasing costs. The mortgage financing matures on January 6, 2017.

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

In 2009, the Company filed a general unsecured creditor’s claim against Lehman Brothers, Inc. for $45.3 million related to its rejection of a lease at 399 Park Avenue in New York City. On January 10, 2014, the trustee for the liquidation of Lehman Brothers allowed the Company’s claim in the amount of $45.2 million. Similar claims have recently been quoted privately within a range of $0.42 to $0.45 per $1.00 of claim. The Company is currently evaluating whether to attempt to sell the claim or wait until the trustee distributes proceeds from the Lehman estate. There can be no assurance as to the timing or amount of potential income, if any, that may ultimately be realized on the claim, whether by sale to a third party or by distribution from the trustee, and accordingly, the Company is disclosing this as a gain contingency.

Insurance

The Company carries insurance coverage on its properties of types and in amounts and with deductibles that it believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) and the Company can provide no assurance that it will be extended further. Currently, the Company’s property insurance program per occurrence limits are $1.0 billion for its portfolio insurance program, including coverage for acts of terrorism other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). The Company also carries $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of coverage in the Company’s property insurance program. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage, with $1.375 billion of Terrorism Coverage in excess of $250 million being provided by NYXP, LLC (“NYXP”), as a direct insurer. The Company also currently carries nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under TRIA (“NBCR Coverage”), which is provided by IXP as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding certain other properties owned in joint ventures with third parties or which the Company manages. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage provided by IXP and the Terrorism Coverage provided by NYXP are backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” The program trigger is $100.0 million and the coinsurance is 15%. Under TRIPRA, if the Federal Government pays out for a loss under TRIA, it is mandatory that the

Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. The Company may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in its portfolio or for any other reason. In the event TRIPRA is not extended beyond December 31, 2014, (i) the Company’s $1.0 billion portfolio property insurance program and the $250 million of additional Terrorism Coverage for 601 Lexington Avenue will continue to provide Terrorism Coverage through the expiration of the program on March 1, 2015, (ii) the Company will evaluate alternative approaches to secure coverage for acts of terrorism thereby potentially increasing our overall cost of insurance, (iii) if such insurance is not available at commercially reasonable rates with limits equal to our current coverage or at all, the Company may not continue to have full occurrence limit coverage for acts of terrorism, (iv) the Company may not satisfy the insurance requirements under existing or future debt financings secured by individual properties, (v) the Company may not be able to obtain future debt financings secured by individual properties and (vi) the Company may cancel the insurance policies issued by IXP for the NBCR Coverage and by NYXP for the Terrorism Coverage for 767 Fifth Avenue. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance and maintain terrorism insurance in amounts and on terms that are commercially reasonable.

The Company also currently carries earthquake insurance on its properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that the Company believes are commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, the Company currently carries earthquake insurance which covers its San Francisco region (excluding 535 Mission Street and the below grade improvements for Salesforce Tower (formerly Transbay Tower)) with a $120 million per occurrence limit and a $120 million annual aggregate limit, $20 million of which is provided by IXP, as a direct insurer. The builders risk policy maintained for the development of 535 Mission Street in San Francisco includes a $15 million per occurrence and annual aggregate limit of earthquake coverage. In addition, the builders risk policy maintained for the development of the below grade improvements of the Salesforce Tower (formerly Transbay Tower) in San Francisco includes a $15 million per occurrence and annual aggregate limit of earthquake coverage. The amount of the Company’s earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact the Company’s ability to finance properties subject to earthquake risk. The Company may discontinue earthquake insurance or change the structure of its earthquake insurance program on some or all of its properties in the future if the premiums exceed the Company’s estimation of the value of the coverage.

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

7. Noncontrolling Interests

Noncontrolling interests relate to the interests in the Company not owned by Boston Properties, Inc. and interests in consolidated property partnerships not wholly-owned by the Company. As of March 31, 2014, the noncontrolling interests in the Company consisted of 15,583,853 OP Units, 1,554,353 LTIP Units, 394,590 2012 OPP Units, 314,974 2013 MYLTIP Units, 483,555 2014 MYLTIP Units, 666,116 Series Two Preferred Units (or 874,168 OP Units on an as converted basis) and 360,126 Series Four Preferred Units (none of which are convertible into OP Units) held by parties other than Boston Properties, Inc.

Noncontrolling Interest—Redeemable Interest in Property Partnership

On October 4, 2012, the Company completed the formation of a joint venture that owns and operates Fountain Square located in Reston, Virginia. The joint venture partner contributed the property valued at approximately $385.0 million and related mortgage indebtedness totaling approximately $211.3 million for a nominal 50% interest in the joint venture. The Company contributed cash totaling approximately $87.0 million for its nominal 50% interest, which cash was distributed to the joint venture partner. Pursuant to the joint venture agreement (i) the Company has rights to acquire the partner’s nominal 50% interest and (ii) the partner has the right to cause the Company to acquire the partner’s interest on January 4, 2016, in each case at a fixed price totaling approximately $102.0 million in cash. The fixed price option rights expire on January 31, 2016. The Company is consolidating this joint venture due to the Company’s right to acquire the partner’s nominal 50% interest. The Company initially recorded the noncontrolling interest at its acquisition-date fair value as temporary equity, due to the redemption option existing outside the control of the Company. The Company will accrete the changes in the redemption value quarterly over the period from the acquisition date to the earliest redemption date using the effective interest method. The Company will record the accretion after the allocation of net income and distributions of cash flow to the noncontrolling interest account balance.

The following table reflects the activity of the noncontrolling interest—redeemable interest in property partnership in the Company’s Fountain Square consolidated joint venture for the three months ended March 31, 2014 and 2013 (in thousands):

Balance at January 1, 2014	$99,609
Net loss	(106)
Distributions	(1,050)
Adjustment to reflect redeemable interest at redemption value	1,874

Balance at March 31, 2014	$100,327

Balance at January 1, 2013	$97,558
Net loss	(525)
Distributions	(1,350)
Adjustment to reflect redeemable interest at redemption value	2,533

Balance at March 31, 2013	$98,216

Noncontrolling Interest—Redeemable Preferred Units of the Company

The Preferred Units at March 31, 2014 included 666,116 Series Two Preferred Units, which bear a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) 6.00% per annum on a liquidation preference of $50.00 per unit, and are convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). On March 11, 2014, the Company’s general partner notified the holders of the outstanding Series Two Preferred Units that it had elected to redeem all of such Series Two Preferred Units on May 12, 2014. As a result of the Company’s general partner’s election to redeem the units, all of the holders of the Series Two Preferred Units have elected to convert such units into 1.312336 OP Units, or an aggregate of 874,168 OP Units on or before May 12, 2014. Due to the holders’ redemption option existing outside the control of the Company’s general partner, the Series Two Preferred Units are presented outside of permanent equity in the Company’s Consolidated Balance Sheets.

On February 18, 2014, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.85302 per unit.

Due to the redemption option and the conversion option existing outside the control of the Company, the Series Two Preferred Units are not included in Partners’ Capital and are reflected in the Consolidated Balance Sheets at an amount equivalent to the value of such units had such units been redeemed at March 31, 2014. The value of the Series Two Preferred Units, assuming all of such units had been converted and then redeemed at March 31, 2014, was approximately $100.1 million based on the closing price of Boston Properties, Inc.’s common stock of $114.53 per share on that date.

The Preferred Units at March 31, 2014 also included 360,126 Series Four Preferred Units, which bear a preferred distribution equal to 2.00% per annum on a liquidation preference of $50.00 per unit and are not convertible into OP Units. In order to secure the performance of certain obligations by the holders, such Series Four Preferred Units are subject to forfeiture pursuant to the terms of a pledge agreement. The holders of Series Four Preferred Units have the right, at certain times and subject to certain conditions set forth in the Certificate of Designations establishing the rights, limitations and preferences of the Series Four Preferred Units, to require the Company to redeem all their units for cash at the redemption price of $50.00 per unit. The Company also has the right, at certain times and subject to certain conditions, to redeem all of the Series Four Preferred Units for cash at the redemption price of $50.00 per unit. The Series Four Preferred Units that are subject to the security interest under the pledge agreement may not be redeemed until and unless such security interest is released. The

Company’s first right to redeem the Series Four Preferred Units was a 30-day period beginning on August 29, 2013. Due to the holders’ redemption option existing outside the control of the Company, the Series Four Preferred Units are not included in Partners’ Capital in the Company’s Consolidated Balance Sheets.

On February 18, 2014, the Company paid a distribution on its outstanding Series Four Preferred Units of $0.25 per unit.

The following table reflects the activity of the noncontrolling interests—redeemable preferred units of the Company for the three months ended March 31, 2014 and 2013 (in thousands):

Balance at January 1, 2014	$105,746
Net income	619
Distributions	(619)
Reallocation of partnership interest	12,378

Balance at March 31, 2014	$118,124

Balance at January 1, 2013	$199,378
Net income	1,180
Distributions	(1,180)
Reallocation of partnership interest	(6,208)

Balance at March 31, 2013	$193,170

Noncontrolling Interest—Common Units of the Company

During the three months ended March 31, 2014, 18,528 OP Units were presented by the holders for redemption (including 17,191 OP Units issued upon conversion of LTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.

At March 31, 2014, the Company had outstanding 394,590 2012 OPP Units, 314,974 2013 MYLTIP Units and 483,555 2014 MYLTIP Units. Prior to the measurement date (February 6, 2015 for 2012 OPP Units, February 4, 2016 for 2013 MYLTIP Units and February 3, 2017 for 2014 MYLTIP Units), holders of OPP Units and MYLTIP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of OPP Units and MYLTIP Units, both vested and unvested, that OPP and MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.

On January 31, 2014, the measurement period for the Company’s 2011 OPP Unit awards expired and Boston Properties, Inc.’s TRS was not sufficient for employees to earn and therefore become eligible to vest in any of the 2011 OPP Unit awards. Accordingly, all 2011 OPP Unit awards were automatically forfeited.

On January 29, 2014, the Company paid a special cash distribution on the OP Units and LTIP Units in the amount of $2.25 per unit, a regular cash distribution on the OP Units and LTIP Units in the amount of $0.65 per unit, and a distribution on the 2011 OPP Units, 2012 OPP Units and 2013 MYLTIP Units in the amount of $0.065 per unit, to holders of record as of the close of business on December 31, 2013. The special cash distribution was in addition to the regular quarterly distribution on the OP Units and LTIP Units. Holders of the 2011 OPP Units, 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units are not entitled to receive any special distributions. Holders of Series Two Preferred Units will participate in the special cash distribution in connection with their conversion to OP Units in May 2014 as provided in the Company’s partnership agreement. On March 18, 2014, Boston Properties, Inc., as general partner of the Company, declared a distribution on the OP Units and LTIP Units in the amount of $0.65 per unit and a distribution on the 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units in the amount of $0.065 per unit, in each case payable on April 30, 2014 to holders of record as of the close of business on March 31, 2014.

The following table reflects the activity of the noncontrolling interests—redeemable common units for the three months ended March 31, 2014 and 2013 (in thousands):

Balance at January 1, 2014	$1,710,218
Contributions	23,379
Net income	6,160
Distributions	(11,218)
Conversion of redeemable partnership units	(627)
Unearned compensation	(14,619)
Accumulated other comprehensive loss	62
Adjustment to reflect redeemable partnership units at redemption value	249,484

Balance at March 31, 2014	$1,962,839

Balance at January 1, 2013	$1,836,522
Contributions	22,403
Net income	6,177
Distributions	(11,446)
Conversion of redeemable partnership units	(272)
Unearned compensation	(5,859)
Accumulated other comprehensive loss	64
Adjustment to reflect redeemable partnership units at redemption value	(78,896)

Balance at March 31, 2013	$1,768,693

Pursuant to the Company’s partnership agreement, certain limited partners in the Company have the right to redeem all or any portion of their interest for cash from the Company. However, Boston Properties, Inc. may elect to acquire the limited partner’s interest by issuing its Common Stock in exchange for the interest. The amount of cash to be paid to the limited partner if the redemption right is exercised and Boston Properties, Inc. does not elect to issue its Common Stock is based on the trading price of Boston Properties, Inc.’s common stock at that time. Due to the redemption option existing outside the control of the Company, such limited partners’ units are not included in Partners’ Capital. The value of the OP Units not owned by Boston Properties, Inc. (including LTIP Units assuming that all conditions had been met for the conversion thereof), assuming all of such units had been redeemed at March 31, 2014 was approximately $2.0 billion based on the closing price of Boston Properties, Inc.’s common stock of $114.53 per share.

Noncontrolling Interests—Property Partnerships

The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $725.1 million at March 31, 2014 and approximately $726.1 million at December 31, 2013, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.

On February 7, 2013, the partner in the Company’s Salesforce Tower (formerly Transbay Tower) joint venture issued a notice that it was electing under the joint venture agreement to reduce its nominal ownership interest in the venture from 50% to 5%. On February 26, 2013, the Company issued a notice to the partner electing to proceed with the venture on that basis. As a result, the Company has a 95% nominal interest in and is consolidating the joint venture. Under the joint venture agreement, if certain return thresholds are achieved the partner will be entitled to an additional promoted interest. In addition, if the Company elects to fund the construction of Salesforce Tower without a construction loan (or a construction loan of less than 50% of project costs), then the partner has the option to require the Company to fund up to 2.5% of the total project costs (i.e., of

50% of the partner’s 5% interest in the venture) in the form of a loan to the partner. This loan would bear interest at the then prevailing market construction loan interest rates. Also, under the agreement, (1) the partner has the right to cause the Company to purchase the partner’s interest after the defined stabilization date and (2) the Company has the right to acquire the partner’s interest on the third anniversary of the stabilization date, in each case at an agreed upon purchase price or appraised value.

On May 31, 2013, the Company’s two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) in New York City) transferred all of their interests in the joint venture to third parties. In connection with the transfer, the Company and its new joint venture partners modified the Company’s relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in the Company having sufficient financial and operating control over 767 Venture, LLC such that the Company now accounts for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in its financial statements instead of under the equity method of accounting. Upon consolidation, the Company recognized the new joint venture partners’ aggregate 40% equity interest at its aggregate fair value of approximately $480.9 million within Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.

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

The following table reflects the activity of the noncontrolling interests in property partnerships for the three months ended March 31, 2014 and 2013 (in thousands):

Balance at January 1, 2014	$726,132
Capital contributions	468
Net income	2,586
Distributions	(4,093)

Balance at March 31, 2014	$725,093

Balance at January 1, 2013	$(1,964)
Capital contributions	10,421
Net income	566
Distributions	(750)

Balance at March 31, 2013	$8,273

8. Partners’ Capital

As of March 31, 2014, Boston Properties, Inc. owned 1,701,555 general partnership units and 151,315,756 limited partnership units.

As of March 31, 2014, approximately $305.3 million remained available for issuance under Boston Properties, Inc.’s $600 million “at the market” stock offering program. No shares were issued under the “at the market” stock offering program during the three months ended March 31, 2014.

During the three months ended March 31, 2014, Boston Properties, Inc. acquired 18,528 OP Units in connection with the redemption of an equal number of redeemable OP Units from third parties.

On January 29, 2014, the Company paid a special cash distribution and regular quarterly distribution aggregating $2.90 per OP Unit to unitholders of record as of the close of business on December 31, 2013. On March 18, 2014, Boston Properties, Inc.’s Board of Directors declared a distribution of $0.65 per OP Unit payable on April 30, 2014 to unitholders of record as of the close of business on March 31, 2014.

As of March 31, 2014, Boston Properties, Inc. had 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) outstanding of its 5.25% Series B Cumulative Redeemable Preferred Stock, with a liquidation preference of $2,500.00 per share ($25.00 per depositary share). Boston Properties, Inc. contributed the net proceeds of the offering to the Company in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock. Boston Properties, Inc. will pay cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. Boston Properties, Inc. may not redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of Boston Properties, Inc.’s REIT status. On or after March 27, 2018, Boston Properties, Inc., at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of Boston Properties, Inc., the Company or its affiliates.

On February 18, 2014, the Company paid a distribution on its outstanding Series B Preferred Units of $32.8125 per unit. On March 18, 2014, Boston Properties, Inc.’s Board of Directors declared a distribution of $32.8125 per Series B Preferred Unit payable on May 15, 2014 to shareholders of record as of the close of business on May 5, 2014.

9. Earnings Per Common Unit

The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership by the weighted-average number of common units outstanding during the period. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of the Company and as a result these are considered participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and the Company’s LTIP Units, OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the OPP Units and MYLTIP Units require Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 16,811,000 and 17,104,000 redeemable common units for the three months ended March 31, 2014 and 2013, respectively.

	For the three months ended March 31, 2014
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$62,219	169,841	$0.37
Effect of Dilutive Securities:
Stock Based Compensation	—	139	—

Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$62,219	169,980	$0.37

	For the three months ended March 31, 2013
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties Limited Partnership	$40,545	168,750	$0.24
Discontinued operations attributable to Boston Properties Limited Partnership	20,378	—	0.12

Net income attributable to Boston Properties Limited Partnership	$60,923	168,750	$0.36
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	306	—

Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$60,923	169,056	$0.36

10. Stock Option and Incentive Plan

On January 27, 2014, Boston Properties, Inc.’s Compensation Committee approved the 2014 MYLTIP awards under Boston Properties, Inc.’s 2012 Plan to certain officers and employees of Boston Properties, Inc. The 2014 MYLTIP awards utilize TRS over a three-year measurement period, on an annualized, compounded basis, as the performance metric. Earned awards, if any, will be based on Boston Properties, Inc.’s TRS relative to (i) the Cohen & Steers Realty Majors Portfolio Index (50% weight) and (ii) the NAREIT Office Index adjusted to exclude Boston Properties, Inc. (50% weight). Earned awards will range from $0 to a maximum of approximately $40.2 million depending on the Boston Properties, Inc.’s TRS relative to the two indices, with four tiers (threshold: approximately $6.7 million; target: approximately $13.4 million; high: approximately $26.8 million; and exceptional: approximately $40.2 million) and linear interpolation between tiers. Earned awards measured on the basis of relative TRS performance are subject to an absolute TRS component in the form of relatively simple modifiers that (A) reduce the level of earned awards in the event Boston Properties, Inc.’s annualized TRS is less than 0% and (B) cause some awards to be earned in the event Boston Properties, Inc.’s annualized TRS is more than 12% even though on a relative basis alone Boston Properties, Inc.’s TRS would not result in any earned awards.

Earned awards (if any) will vest 50% on February 3, 2017 and 50% on February 3, 2018, based on continued employment. Vesting will be accelerated in the event of a change in control, termination of employment by Boston Properties, Inc. without cause, termination of employment by the award recipient for good reason, death, disability or retirement. If there is a change of control prior to February 3, 2017, earned awards will be calculated as of the date of the change of control based upon performance through such date as measured against performance hurdles (without proration). The 2014 MYLTIP awards are in the form of LTIP Units issued on the grant date which (i) are subject to forfeiture to the extent awards are not earned and (ii) prior to the performance measurement date are only entitled to one-tenth (10%) of the regular quarterly distributions payable on common partnership units.

Under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 718 “Compensation-Stock Compensation” the 2014 MYLTIP awards have an aggregate value of approximately $12.7 million, which amount will generally be amortized into earnings over the four-year plan period under the graded vesting method.

On January 31, 2014, the measurement period for Boston Properties Inc.’s 2011 OPP Unit awards expired and Boston Properties Inc.’s TRS was not sufficient for employees to earn and therefore become eligible to vest in any of the 2011 OPP Unit awards. Accordingly, all 2011 OPP Unit awards were automatically forfeited.

During the three months ended March 31, 2014, Boston Properties, Inc. issued 21,455 shares of restricted common stock, no non-qualified stock options and the Company issued 121,567 LTIP Units and 485,459 2014 MYLTIP Units to employees under the 2012 Plan. Employees paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2014 MYLTIP Unit. An LTIP Unit is generally the economic equivalent of a share of restricted stock in Boston Properties, Inc. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. Grants of restricted stock and LTIP Units to employees vest in four equal annual installments. Restricted stock is measured at fair value on the date of grant based on the number of shares granted, as adjusted for forfeitures, and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted stock granted during the three months ended March 31, 2014 were valued at approximately $2.3 million ($108.09 per share). The LTIP Units granted were valued at approximately $12.2 million ($100.16 per unit weighted-average fair value) using a Monte Carlo simulation method model. The per unit fair value of each LTIP Unit granted was estimated on the date of grant using the following assumptions: an expected life of 5.7 years, a risk-free interest rate of 1.84% and an expected price volatility of 27%. As the 2011 OPP Units, 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the compensation expense related to the 2011 OPP Units, 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Partners’ Capital in the Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2011 OPP Units, 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units was approximately $9.9 million and $25.5 million for the three months ended March 31, 2014 and 2013, respectively. On January 31, 2014, the measurement period for the Company’s 2011 OPP Awards expired and the Company’s TRS was not sufficient for employees to earn and therefore become eligible to vest in any of the 2011 OPP Awards. As a result, the Company accelerated the then remaining unrecognized compensation expense totaling approximately $1.2 million. For the three months ended March 31, 2013, stock-based compensation expense includes approximately $16.9 million consisting of the acceleration of the expense of Boston Properties, Inc.’s Executive Chairman’s stock-based compensation awards and the stock-based compensation awards associated with his transition benefits agreement related to Boston Properties, Inc.’s succession planning. At March 31, 2014, there was $24.9 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and $20.6 million of unrecognized compensation expense related to unvested 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 3.3 years.

11. Segment Information

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. Beginning on January 1, 2014, the properties that were historically part of the Princeton region are reflected as the suburban component of the New York region. The operations for the Princeton region, including the reclassification between Rental Operating Expenses and General and Administrative Expenses for the three months ended March 31, 2013 as detailed below, have been included in the New York region. The Company’s segments by geographic area are Boston, New York, San Francisco and Washington, DC. Segments by property type include: Class A Office, Office/Technical, Residential and Hotel.

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services income, general and administrative expenses, transaction costs, impairment loss, interest expense, depreciation and amortization expense, gains from investments in securities, income from unconsolidated joint ventures, discontinued operations and noncontrolling interests are not included in Net Operating Income as internal reporting addresses these items on a corporate level.

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

In the third quarter of 2013, the Company modified the presentation of expenses to operate its San Francisco and Princeton regional offices to reflect the growing activity in its San Francisco region and to have a consistent presentation across the Company. For San Francisco these expenses, which totaled approximately $1.5 million for the three months ended March 31, 2013, and for Princeton these expenses, which totaled approximately $0.4 million for the three months ended March 31, 2013, were previously included in Rental Operating Expenses and are now included in General and Administrative Expenses.

On May 31, 2013, the Company’s two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) located in New York City) transferred all of their interests in the joint venture to third parties. Effective as of May 31, 2013, the Company accounts for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in its financial statements instead of under the equity method of accounting Upon consolidation, the operations for this building are included in the New York region.

Information by geographic area and property type (dollars in thousands):

For the three months ended March 31, 2014:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$170,942	$217,308	$54,608	$97,048	$539,906
Office/Technical	5,820	—	6,217	3,660	15,697
Residential	1,163	—	—	4,519	5,682
Hotel	8,193	—	—	—	8,193

Total	186,118	217,308	60,825	105,227	569,478

% of Grand Totals	32.68%	38.16%	10.68%	18.48%	100.0%
Rental Expenses:
Class A Office	71,398	74,371	19,313	33,439	198,521
Office/Technical	1,689	—	1,214	1,202	4,105
Residential	448	—	—	3,314	3,762
Hotel	6,797	—	—	—	6,797

Total	80,332	74,371	20,527	37,955	213,185

% of Grand Totals	37.68%	34.89%	9.63%	17.80%	100.0%

Net operating income	$105,786	$142,937	$40,298	$67,272	$356,293

% of Grand Totals	29.69%	40.12%	11.31%	18.88%	100.0%

For the three months ended March 31, 2013:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$160,824	$138,523	$52,671	$93,359	$445,377
Office/Technical	5,653	—	151	4,043	9,847
Residential	1,067	—	—	4,511	5,578
Hotel	8,291	—	—	—	8,291

Total	175,835	138,523	52,822	101,913	469,093

% of Grand Totals	37.48%	29.53%	11.26%	21.73%	100.0%
Rental Expenses:
Class A Office	65,287	49,088	18,373	30,755	163,503
Office/Technical	1,787	—	35	1,004	2,826
Residential	443	—	—	2,290	2,733
Hotel	7,044	—	—	—	7,044

Total	74,561	49,088	18,408	34,049	176,106

% of Grand Totals	42.35%	27.87%	10.45%	19.33%	100.0%

Net operating income	$101,274	$89,435	$34,414	$67,864	$292,987

% of Grand Totals	34.57%	30.53%	11.75%	23.15%	100.0%

The following is a reconciliation of Net Operating Income to net income attributable to Boston Properties Limited Partnership:

	Three months ended March 31,
	2014	2013
	(in thousands)
Net Operating Income	$356,293	$292,987
Add:
Development and management services income	5,216	8,733
Income from unconsolidated joint ventures	2,816	8,721
Interest and other income	1,311	1,471
Gains from investments in securities	286	735
Income from discontinued operations	—	2,494
Gain on forgiveness of debt from discontinued operations	—	20,736
Less:
General and administrative expense	29,905	45,516
Transaction costs	437	443
Depreciation and amortization expense	152,245	117,409
Interest expense	113,554	100,433
Impairment loss	—	4,401
Impairment loss from discontinued operations	—	2,852
Noncontrolling interest in property partnerships	4,354	2,574
Noncontrolling interest—redeemable preferred units	3,208	1,326

Net income attributable to Boston Properties Limited Partnership	$62,219	$60,923

12. Subsequent Events

On April 10, 2014, a consolidated joint venture in which the Company has a 95% interest signed a lease with salesforce.com for 714,000 square feet at the new Salesforce Tower (formerly Transbay Tower), the 1.4 million square foot, 61-story Class A office development project currently under construction at 415 Mission Street in the South Financial District of San Francisco, California. In conjunction with the lease signing, the Company has committed to construct the building.

On April 10, 2014, the Company entered into a joint venture with an unrelated third party to acquire a parcel of land located at 501 K Street in Washington, DC. The Company anticipates the land parcel will accommodate an approximate 520,000 square foot Class A office property to be developed in the future. The joint venture partner contributed the land for its 50% interest in the joint venture and the Company contributed cash of approximately $39.0 million for its 50% interest.

On April 30, 2014, the Company’s partner in its Annapolis Junction joint venture contributed a parcel of land and improvements and the Company contributed cash of approximately $5.4 million. The Company has a 50% interest in this joint venture. The joint venture has commenced construction of Annapolis Junction Building Eight, which when completed will consist of a Class A office property with approximately 125,000 net rentable square feet located in Annapolis, Maryland.

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

•

risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits, tenant accounting considerations that may result in negotiated lease provisions that limit a tenant’s liability during construction, and public opposition to such activities);

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

Overview

Boston Properties Limited Partnership is the entity through which Boston Properties, Inc. conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Our properties are concentrated in four markets—Boston, New York, San Francisco and Washington, DC. We generate revenue and cash primarily by leasing Class A office space to our tenants. Factors we consider when we lease space include the creditworthiness of the tenant, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the costs of tenant improvements and other landlord concessions, current and anticipated operating costs and real estate taxes, our current and anticipated vacancy, current and anticipated future demand for office space and general economic factors. From time to time, we also generate cash through the sale of assets.

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

Leasing activity in our portfolio during the first quarter of 2014 was strong and exceeded our five-year quarterly average as we signed approximately 1.6 million square feet of leases covering vacant space, extensions and expansions, and pre-leasing for our development projects. However, we had approximately 1.4 million square feet of lease expirations and approximately 0.9 million square feet of leases with new and existing tenants that commenced in the quarter which resulted in a decline in occupancy in our portfolio during the quarter from 93.4% at December 31, 2013 to 92.4% at March 31, 2014.

In the New York region, overall leasing activity during the quarter remained strong and we completed approximately 537,000 square feet of leasing in twenty-four lease transactions, including three leases in Princeton totaling approximately 239,000 square feet. Activity in our portfolio has improved with same property occupancy increasing by 230 basis points to 92.2% as of March 31, 2014, with little near-term lease expirations. The demand in our CBD portfolio is driven by smaller tenants, primarily in the financial services industry. We also experienced activity from larger tenants and during the quarter we signed lease extensions with two tenants at 767 Fifth Avenue (the General Motors Building) for an aggregate of approximately 150,000 square feet. Subsequent to March 31, 2014, we executed a lease with a tenant for approximately 85,000 square feet at 250 West 55th Street. Our 250 West 55th Street development project has been partially placed in-service and the property is currently 73% leased and we expect to commence revenue recognition on a portion of the signed leases beginning in the second quarter of 2014 with revenue recognition on all currently signed leases by 2015. At 510 Madison Avenue, we completed seven leases during the quarter and are in lease negotiations with four more tenants, which, if signed, will bring the property to 95% leased.

In our Washington, DC region, the overall leasing activity continues to be slow and public sector and defense contractor demand has been adversely impacted by continued federal budgetary uncertainty, sequestration and the reductions in discretionary spending programs. Our near-term exposure in the Washington, DC CBD is limited due to our strong occupancy rate of 94.7%. In addition, with the renewal of a 261,000 square foot tenant in Reston, Virginia, our suburban Washington, DC assets are 95.4% leased at March 31, 2014, with moderate rollover/exposure through 2014 of approximately 5.9%. We are actively engaging our law firm tenants with future lease expirations to provide new space configuration in exchange for extended lease terms at market rents. This may result in us reducing the amount of space the tenant leases and thus near-term revenue, but would provide for more stable long-term revenues.

In the Boston region, the expansion of the life sciences and technology industry is positively impacting each of the submarkets in which we operate. Our assets in the Boston CBD are 95.5% leased, with approximately

205,000 square feet, or approximately 3.0%, of the Boston CBD portfolio vacancy leased to tenants that will commence in the future. We have been actively leasing space to cover our 2014-2015 lease expirations at the John Hancock Tower and the Prudential Center and have signed approximately 780,000 square feet of new leases, early renewals and relocations. However, the positive rental impact from these leases will not be realized until 2015 because (1) a portion of these leases are with existing sublease tenants and therefore higher rents will not commence until the new direct lease takes effect and (2) other tenants do not take occupancy until 2015. We have approximately 651,000 square feet of lease expirations in 2014 and 2015 in these two buildings where we expect the tenant to vacate and we have not yet signed replacement tenants. The East Cambridge submarket is the strongest submarket in the region and our Cambridge portfolio is approximately 100% leased. During the quarter, we negotiated two early renewals with tenants in Cambridge at net rents that are approximately 50% above the current net rent. In the suburbs of Boston along the Route 128 corridor, we are also benefiting from the strong tenant demand in the technology and life sciences industries with the completion of approximately 291,000 square feet of leases during the quarter. In total, our suburban portfolio same property occupancy improved 740 basis points since March 31, 2013 from 78.4% to 85.8%.

The San Francisco CBD and Silicon Valley submarkets continue to benefit from business expansion and job growth, particularly in the technology sector, which has resulted in positive absorption, lower vacancy and increasing rental rates. Despite this positive trend, since December 31, 2013, occupancy in our assets in the San Francisco CBD and Silicon Valley submarkets has declined from 89.9% to 86.1% primarily due to a 165,000 lease expiration at 3120 Zanker Road in North San Jose, California. During the first quarter of 2014, we leased approximately 309,000 square feet, including an approximately 79,000 square foot lease at our 535 Mission Street development project. Construction of 535 Mission Street is on schedule and we expect to be able to deliver space to tenants in the fourth quarter of 2014. In addition, on April 10, 2014, we announced the signing of a 714,000 square foot lease with salesforce.com at our 1.4 million square foot Salesforce Tower (formerly Transbay Tower). With the execution of the lease, we have committed to complete the building in early 2017 at a projected total cost of approximately $1.1 billion.

The table below details the leasing activity during the three months ended March 31, 2014:

Three Months Ended March 31, 2014
Square Feet
Vacant space available at the beginning of the period	2,683,647
Property dispositions/properties taken out of service	—
Properties acquired vacant space	—
Properties placed in-service	—
Leases expiring or terminated during the period	1,361,837

Total space available for lease	4,045,484

1st generation leases	22,248
2nd generation leases with new tenants	486,633
2nd generation lease renewals	431,925

Total space leased	940,806

Vacant space available for lease at the end of the period	3,104,678

Second generation leasing information: (1)
Leases commencing during the period, in square feet	918,558
Average Lease Term	71 Months
Average Free Rent Period	62 Days
Total Transaction Costs Per Square Foot (2)	$27.59
Increase / (decrease) in Gross Rents (3)	1.50%
Increase / (decrease) in Net Rents (4)	1.29%

(1)	Second generation leases are defined as leases for space that had previously been under lease by us. Of the 918,558 square feet of second generation leases that commenced during the three months ended March 31, 2014, leases for 673,712 square feet were signed in prior periods.
(2)	Total transaction costs include tenant improvements and leasing commissions and exclude free rent concessions.
(3)	Represents the increase/(decrease) in gross rent (base rent plus expense reimbursements) on the new vs. expired leases on the 745,359 square feet of second generation leases (1) that had been occupied within the prior 12 months and (2) for which the new lease term is greater than six months.
(4)	Represents the increase/(decrease) in net rent (gross rent less operating expenses) on the new vs. expired leases on the 745,359 square feet of second generation leases (1) that had been occupied within the prior 12 months and (2) for which the new lease term is greater than six months.

From April 1, 2014 to December 31, 2014, leases representing approximately 4.0% of the space at our properties will expire. As these leases expire, assuming no change in current market rental rates, we expect that the gross rental rates we are likely to achieve on new leases will on average be greater than the rates that are currently being paid.

Although we continue to evaluate opportunities to acquire assets, the abundance of capital and demand for assets has resulted in increasing prices. As a result, in the current environment we are able to develop properties at a cost per square foot that is generally less than the cost at which we can acquire older existing properties, thereby generating relatively better returns with lower annual maintenance expenses and capital costs. Accordingly, we believe the successful lease-up and completion of our development pipeline will enhance our long-term return on equity and earnings growth as these developments are placed in-service through 2018. We believe the development of well-positioned office buildings is justified in many of our submarkets where tenants have shown demand for high-quality construction, modern design, efficient floor plates and sustainable features. In addition, select first-class residential developments that are part of a mixed-use environment, which combine office, retail and residential uses, have proven successful in our markets. During the first quarter, we fully placed in-service The Avant, our 359 unit residential project in Reston, Virginia. Each of our development projects underway is pre-certified USGB LEED Silver or higher. As of March 31, 2014, our current development pipeline, which excludes properties which are fully placed in-service, totals approximately 4.0 million square feet with a total projected investment of approximately $3.2 billion of which approximately $1.4 billion remains to be funded. Additionally, we are working on several new developments in each of our markets that could commence in 2014 or later.

Given investor demand for assets like ours we continue to review our portfolio to identify properties that may have limited opportunities for cash flow growth, no longer fit within our portfolio strategy or can attract premium pricing in the current market environment as potential sales candidates. During 2013, we sold approximately $1.25 billion (our share) of assets and we are in various stages of the sale process for additional properties that we expect will exceed an aggregate of $1.0 billion in 2014. In general, we structure asset sales for possible inclusion in like kind-exchanges within the meaning of Section 1031 of the Internal Revenue Code. The ability to complete a like-kind exchange depends on many factors, including, among others, identifying and acquiring suitable replacement property(ies) within limited time periods and the ownership structure of the properties being sold and acquired, and therefore we are not always able to sell an asset as part of a like-kind exchange. When successful, like-kind exchanges enable us to defer the taxable gain on the asset sold and limit Boston Properties, Inc.’s REIT distribution requirement and thus preserve capital. If we are unable to identify and acquire suitable replacement property(ies) in a like-kind exchange, then we expect to distribute at least the amount of proceeds necessary to avoid paying a corporate level tax on the gain realized from the sale.

We continue to maintain substantial liquidity, including available cash, as of May 5, 2014, of approximately $0.9 billion and approximately $990 million available under our $1.0 billion Unsecured Line of Credit. Our more significant future funding requirements include approximately $1.4 billion of our development pipeline that remains to be funded through 2018 and approximately $77 million of secured debt (of which our share is approximately $70 million) that matures by the end of 2014. We have access to multiple sources of capital, including current cash balances, public debt and equity markets, secured and unsecured debt markets and potential asset sales to fund our future capital requirements.

Transactions during the three months ended March 31, 2014 included the following:

•

On January 27, 2014, Boston Properties, Inc.’s Compensation Committee approved the 2014 Multi-Year Long-Term Incentive Program (the “2014 MYLTIP”) as a performance-based component of our overall compensation program. Under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 718 “Compensation—Stock Compensation,” the 2014 MYLTIP awards have an aggregate value of approximately $12.7 million, which amount will generally be amortized into earnings over the four-year plan period under the graded vesting method. As detailed in our proxy statement for Boston Properties, Inc.’s 2014 annual meeting of stockholders, this reflects the Compensation Committee’s decision to shift a significant portion of Boston Properties, Inc.’s incentive compensation from time-based to performance-based awards to build stronger pay-for-performance alignment with Boston Properties, Inc.’s stockholders.

•

On January 31, 2014, the measurement period for our 2011 OPP Awards expired and our total return to shareholders (“TRS”) was not sufficient for employees to earn and therefore become eligible to vest in any of the 2011 OPP Awards. As a result, we accelerated the then remaining unrecognized compensation expense totaling approximately $1.2 million. Accordingly, all 2011 OPP Awards were automatically forfeited.

•

On February 10, 2014, we completed and fully placed in-service The Avant at Reston Town Center development project comprised of 359 apartment units and retail space aggregating approximately 355,000 square feet located in Reston, Virginia. The retail space totaling approximately 26,000 net rentable square feet is 100% leased and the residential units are currently 32% leased.

•	On February 18, 2014, we repaid at maturity the $747.5 million aggregate principal amount of our 3.625% exchangeable senior notes due 2014 plus accrued and unpaid interest thereon.

Transactions completed subsequent to March 31, 2014:

•

On April 10, 2014, a consolidated joint venture in which we have a 95% interest signed a lease with salesforce.com for 714,000 square feet at the new Salesforce Tower (formerly Transbay Tower), the 1.4 million square foot, 61-story Class A office development project currently under construction at 415 Mission Street in the South Financial District of San Francisco, California. In conjunction with the lease signing, we have committed to construct the building and expect to complete the building in early 2017 for a projected total cost of approximately $1.1 billion, which includes capitalized interest in accordance with generally accepted in the United States of America, or GAAP.

•

On April 10, 2014, we entered into a joint venture with an unrelated third party to acquire a parcel of land located at 501 K Street in Washington, DC. We anticipate the land parcel will accommodate an approximate 520,000 square foot Class A office property to be developed in the future. The joint venture partner contributed the land for its 50% interest in the joint venture and we contributed cash of approximately $39.0 million for our 50% interest.

•

On April 30, 2014, our partner in our Annapolis Junction joint venture contributed a parcel of land and improvements and we contributed cash of approximately $5.4 million. We have a 50% interest in this joint venture. The joint venture has commenced construction of Annapolis Junction Building Eight, which when completed will consist of a Class A office property with approximately 125,000 net rentable square feet located in Annapolis, Maryland.

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

Real Estate

Upon acquisitions of real estate that constitutes a business, which includes the consolidation of previously unconsolidated joint ventures, we assess the fair value of acquired tangible and intangible assets, (including land, buildings, tenant improvements, “above-” and “below-market” leases, leasing and assumed financing origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocate the purchase price to the acquired assets and assumed liabilities, including land and buildings as if vacant. We assess and consider fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that we deem appropriate, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.

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

Guidance in Accounting Standards Codification (“ASC”) 360 “Property Plant and Equipment” (“ASC 360”) requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by Boston Properties, Inc.’s Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that a sale of the property within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets, and the asset is written down to the lower of carrying value or fair market value, less cost to sell. On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”). ASU No. 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). ASU No. 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted, and we early adopted ASU No. 2014-08 during the first quarter of 2014. Our adoption of ASU No. 2014-08 did not have a material impact on our consolidated financial statements.

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

For the three months ended March 31, 2014, the impact of the net adjustments of rents from “above-” and “below-market” leases increased rental revenue by approximately $9.6 million. For the three months ended March 31, 2014, the impact of the straight-line rent adjustment increased rental revenue by approximately $9.7 million. Those amounts exclude the adjustment of rents from “above-” and “below-market” leases and straight-line income from unconsolidated joint ventures, which are disclosed in Note 4 to the Consolidated Financial Statements.

Our leasing strategy is generally to secure creditworthy tenants that meet our underwriting guidelines. Furthermore, following the initiation of a lease, we continue to actively monitor the tenant’s creditworthiness to ensure that all tenant related assets are recorded at their realizable value. When assessing tenant credit quality, we:

•	review relevant financial information, including:

•	financial ratios;

•	net worth;

•	revenue;

•	cash flows;

•	leverage; and

•	liquidity;

•	evaluate the depth and experience of the tenant’s management team; and

•	assess the strength/growth of the tenant’s industry.

As a result of the underwriting process, tenants are then categorized into one of three categories:

(1)	acceptable-risk tenants;

(2)	the tenant’s credit is such that we may require collateral, in which case we:

•	may require a security deposit; and/or

•	may reduce upfront tenant improvement investments; or

(3)	the tenant’s credit is below our acceptable parameters.

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

If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 6.6 years as of March 31, 2014. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

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

Results of Operations

The following discussion is based on our Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013.

At March 31, 2014 and March 31, 2013, we owned or had interests in a portfolio of 175 and 157 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio is necessarily meaningful. Therefore, the comparison of operating results for the three months ended March 31, 2014 and 2013 show separately the changes attributable to the properties that were owned by us and in service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired or Consolidated or Development or Redevelopment Portfolios.

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

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income attributable to Boston Properties Limited Partnership, the most directly comparable GAAP financial measure, plus income attributable to noncontrolling interests, depreciation and amortization, interest expense, impairment loss, transaction costs, general and administrative expense, less discontinued operations, gains from investments in securities, income from unconsolidated joint ventures, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 132 properties totaling approximately 35.9 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or consolidated or placed in-service on or prior to January 1, 2013 and owned and in service through March 31, 2014. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or consolidated or in development or redevelopment after January 1, 2013 or disposed of on or prior to March 31, 2014. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended March 31, 2014 and 2013 with respect to the properties that were placed in-service, acquired or consolidated or in development or redevelopment.

	Same Property Portfolio				Properties Acquired or Consolidated Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Total Property Portfolio
(dollars in thousands)	2014	2013	Increase/ (Decrease)	% Change	2014	2013	2014	2013	2014	2013	2014	2013	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$467,544	$450,629	$16,915	3.75%	$79,402	$—	$7,778	$2,319	$—	$1,800	$554,724	$454,748	$99,976	21.98%
Termination Income	1,110	476	634	133.19%	—	—	—	—	—	—	1,110	476	634	133.19%

Total Rental Revenue	468,654	451,105	17,549	3.89%	79,402	—	7,778	2,319	—	1,800	555,834	455,224	100,610	22.10%

Real Estate Operating Expenses	175,608	165,232	10,376	6.28%	23,901	—	3,899	787	—	310	203,408	166,329	37,079	22.29%

Net Operating Income, excluding residential and hotel	293,046	285,873	7,173	2.51%	55,501	—	3,879	1,532	—	1,490	352,426	288,895	63,531	21.99%

Residential Net Operating Income (1)	2,471	2,845	(374)	(13.15)%							2,471	2,845	(374)	(13.15)%
Hotel Net Operating Income(1)	1,396	1,247	149	11.95%	—	—	—	—	—	—	1,396	1,247	149	11.95%

Consolidated Net Operating Income (1)	296,913	289,965	6,948	2.40%	55,501	—	3,879	1,532	—	1,490	356,293	292,987	63,306	21.61%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	—	—	5,216	8,733	(3,517)	(40.27)%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	29,905	45,516	(15,611)	(34.30)%
Transaction costs	—	—	—	—	—	—	—	—	—	—	437	443	(6)	(1.35)%
Impairment loss	—	—	—	—	—	—	—	—	—	—	—	4,401	(4,401)	(100.00)%
Depreciation and amortization	114,836	113,295	1,541	1.36%	34,724	—	2,685	680	—	3,434	152,245	117,409	34,836	29.67%

Total Other Expenses	114,836	113,295	1,541	1.36%	34,724	—	2,685	680	—	3,434	182,587	167,769	14,818	8.83%

Operating Income	182,077	176,670	5,407	3.06%	20,777	—	1,194	852	—	(1,944)	178,922	133,951	44,971	33.57%
Other Income:
Income from unconsolidated joint ventures											2,816	8,721	(5,905)	(67.71)%
Interest and other income											1,311	1,471	(160)	(10.88)%
Gains from investments in securities											286	735	(449)	(61.09)%
Other Expenses:
Interest expense											113,554	100,433	13,121	13.06%

Income From Continuing Operations											69,781	44,445	25,336	57.01%
Discontinued Operations:
Income from discontinued operations											—	2,494	(2,494)	(100.00)%
Gain on forgiveness of debt from discontinued operations											—	20,736	(20,736)	(100.00)%
Impairment loss from discontinued operations											—	(2,852)	2,852	100.00%

Net Income											$69,781	$64,823	$4,958	7.65%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships											(4,354)	(2,574)	(1,780)	(69.15)%
Noncontrolling interest—redeemable preferred units											(3,208)	(1,326)	(1,882)	(141.93)%

Net Income Attributable to Boston Properties Limited Partnership											$62,219	$60,923	$1,296	2.13%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 38. Residential Net Operating Income for the three months ended March 31, 2014 and 2013 are comprised of Residential Revenue of $5,451 and $5,578 less Residential Expenses of $2,980 and $2,733, respectively. Hotel Net Operating Income for the three months ended March 31, 2014 and 2013 are comprised of Hotel Revenue of $8,193 and $8,291 less Hotel Expenses of $6,797 and $7,044, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio increased approximately $16.9 million for the three months ended March 31, 2014 compared to 2013. The increase was primarily the result of an increase of approximately $16.9 million in revenue from our leases due to an increase in tenant recoveries related to higher operating expenses and increases in rental rates and occupancy. Rental revenue from our leases increased approximately $16.9 million as a result of our average revenue per square foot increasing by approximately $0.96, contributing approximately $7.9 million, and an approximately $9.0 million increase due to an increase in average occupancy from 91.4% to 93.2%.

For fiscal 2014, we expect an increase in Same Property Portfolio net operating income of approximately 1.75% to 2.5% compared to 2013.

Termination Income

Termination income increased by approximately $0.6 million for the three months ended March 31, 2014 compared to 2013.

Termination income for the three months ended March 31, 2014 related to eleven tenants across the Same Property Portfolio and totaled approximately $1.1 million, of which approximately $0.5 million was related to a negotiated settlement with a former tenant at Cambridge Center.

Termination income for the three months ended March 31, 2013 related to six tenants across the Same Property Portfolio and totaled approximately $0.5 million.

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio increased approximately $10.4 million for the three months ended March 31, 2014 compared to 2013 due primarily to (1) an increase of approximately $3.0 million, or 4.1%, in real estate taxes, which increases primarily occurred in our Washington, DC and New York regions, (2) an increase of approximately $3.0 million, or 12.2%, in repairs and maintenance expense, which was primarily in the Boston and New York CBD buildings, (3) an approximately $1.6 million, or 5.5%, increase in utilities expense, which was primarily due to an increase in the delivery rate for steam in the Boston region, (4) an approximately $1.5 million, or 16.1%, increase in roads and grounds expense, which was primarily related to snow removal in the Washington, DC region and (5) an increase of approximately $1.3 million, or 4.4%, in other operating expenses.

Beginning in the third quarter of 2013, we modified the presentation of expenses to operate our San Francisco and Princeton regional offices to reflect the growing activity in our San Francisco region and to have a consistent presentation across our company. These expenses, which totaled approximately $1.9 million for the three months ended March 31, 2013, were previously included in Rental Operating Expenses and are now included in General and Administrative Expenses for all periods presented.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio increased approximately $1.5 million, or 1.4%, for the three months ended March 31, 2014 compared to 2013.

Properties Acquired or Consolidated Portfolio

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

Rental Revenue

Rental revenue from our Properties Acquired or Consolidated Portfolio increased approximately $79.4 million for the three months ended March 31, 2014 compared to 2013, as detailed below:

Property	Date Acquired or Consolidated	Rental Revenue for the three months ended March 31,
		2014	2013	Change
		(in thousands)
Mountain View Research Park	April 10, 2013	$4,952	$—	$4,952
Mountain View Technology Park	April 10, 2013	1,118	—	1,118
767 Fifth Avenue (the General Motors Building)	May 31, 2013	73,332	—	73,332

Total		$79,402	$—	$79,402

Real Estate Operating Expenses

Real estate operating expenses from our Properties Acquired or Consolidated Portfolio increased approximately $23.9 million for the three months ended March 31, 2014 compared to 2013, as detailed below:

Property	Date Acquired or Consolidated	Real Estate Operating Expenses for the three months ended March 31,
		2014	2013	Change
		(in thousands)
Mountain View Research Park	April 10, 2013	$999	$—	$999
Mountain View Technology Park	April 10, 2013	176	—	176
767 Fifth Avenue (the General Motors Building)	May 31, 2013	22,726	—	22,726

Total		$23,901	$—	$23,901

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Acquired or Consolidated Portfolio increased by approximately $34.7 million for the three months ended March 31, 2014 compared to 2013 as a result of the acquisition or consolidation of properties after March 31, 2013.

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

Properties Placed In-Service Portfolio

We placed in-service or partially placed in-service seven properties between January 1, 2013 and March 31, 2014. The square footage amount for the four properties that are fully placed in-service is approximately 1.1 million square feet. One and Two Patriots Park is a two-phase redevelopment project for a single tenant.

Rental Revenue

Rental revenue from our Properties Placed In-Service Portfolio increased approximately $5.5 million for the three months ended March 31, 2014 compared to 2013, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Rental Revenue for the three months ended March 31,
			2014	2013	Change
			(in thousands)
One and Two Patriots Park	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	$4,278	$2,319	$1,959
Seventeen Cambridge Center	Second Quarter, 2013	Second Quarter, 2013	2,660	—	2,660
250 West 55th Street	Third Quarter, 2013	N/A	601	—	601
The Avant at Reston Town Center (Residential)	Fourth Quarter, 2013	First Quarter, 2014	231	—	231
680 Folsom Street	Fourth Quarter, 2013	N/A	8	—	8

Total			$7,778	$2,319	$5,459

Real Estate Operating Expenses

Real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $3.1 million for the three months ended March 31, 2014 compared to 2013, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Real Estate Operating Expenses for the three months ended March 31,
			2014	2013	Change
			(in thousands)
One and Two Patriots Park	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	$1,514	$787	$727
Seventeen Cambridge Center	Second Quarter, 2013	Second Quarter, 2013	195	—	195
250 West 55th Street	Third Quarter, 2013	N/A	1,367	—	1,367
The Avant at Reston Town Center (Residential)	Fourth Quarter, 2013	First Quarter, 2014	782	—	782
680 Folsom Street	Fourth Quarter, 2013	N/A	41	—	41

Total			$3,899	$787	$3,112

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Placed In-Service Portfolio increased by approximately $2.0 million for the three months ended March 31, 2014 compared to 2013.

Properties in Development or Redevelopment Portfolio

At March 31, 2013, the Properties in Development or Redevelopment Portfolio consisted primarily of our 601 Massachusetts Avenue property located in Washington, DC.

On April 25, 2013, we commenced development of our 601 Massachusetts Avenue property, which is expected to be completed during the fourth quarter of 2015. Prior to the commencement of development, this building was operational and during the three months ended March 31, 2013, had approximately $1.8 million of revenue and approximately $0.3 million of operating expenses. In addition, during the three months ended March 31, 2013, the building had approximately $3.4 million of depreciation and amortization expense.

Other Operating Income and Expense Items

Residential Net Operating Income

Net operating income for our residential properties decreased by approximately $0.4 million for the three months ended March 31, 2014 compared to 2013.

The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf and the Residences on The Avenue for the three months ended March 31, 2014 and 2013.

	The Lofts at Atlantic Wharf			Residences on The Avenue
	2014	2013	Percentage Change	2014	2013	Percentage Change
Average Physical Occupancy (1)	96.9%	99.6%	(2.7)%	92.5%	92.7%	(0.2)%
Average Economic Occupancy (2)	97.7%	99.8%	(2.1)%	91.8%	92.5%	(0.8)%
Average Monthly Rental Rate (3)	$3,927	$3,781	3.9%	$3,182	$3,360	(5.3)%
Average Rental Rate Per Occupied Square Foot	$4.37	$4.19	4.3%	$3.90	$4.12	(5.3)%

(1)	Average Physical Occupancy is defined as the average number of occupied units divided by the total number of units, expressed as a percentage.
(2)	Average Economic Occupancy is defined as total possible revenue less vacancy loss as a percentage of total possible revenue. Total possible revenue is determined by valuing average occupied units at contract rates and average vacant units at Market Rents. Vacancy loss is determined by valuing vacant units at current Market Rents. By measuring vacant units at their Market Rents, Average Economic Occupancy takes into account the fact that units of different sizes and locations within a residential property have different economic impacts on a residential property’s total possible gross revenue. Market Rents used by us in calculating Economic Occupancy are based on the current market rates set by the managers of our residential properties based on their experience in renting their residential property’s units and publicly available market data. Trends in market rents for a region as reported by others could vary. Market Rents for a period are based on the average Market Rents during that period and do not reflect any impact for cash concessions.
(3)	Average Monthly Rental Rates are calculated by us as rental revenue in accordance with GAAP, divided by the weighted monthly average number of occupied units.

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property increased by approximately $0.1 million for the three months ended March 31, 2014 compared to 2013. We expect our hotel net operating income for fiscal 2014 to be between $13 million and $14 million.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the three months ended March 31, 2014 and 2013.

	2014	2013	Percentage Change
Occupancy	77.7%	73.5%	5.7%
Average daily rate	$199.88	$194.79	2.6%
Revenue per available room, REVPAR	$155.78	$143.17	8.8%

Development and Management Services

Development and management services income decreased approximately $3.5 million for the three months ended March 31, 2014 compared to 2013. The decrease was due to decreases in development fee and management fee income of approximately $1.8 million and $1.7 million, respectively. The decrease in development fees is primarily due to a decrease in fees associated with tenant improvement project management. The decrease in management fees is due primarily to a decrease in management fees earned from our joint ventures primarily due to the consolidation of 767 Fifth Avenue (the General Motors Building), the acquisition of the Mountain View assets and the sale of 125 West 55th Street in New York City. We expect fee income for fiscal 2014 to be between $19 million and $22 million. Our 2014 estimates are less than 2013 due to the conclusion of several fee development projects in Washington, DC and Boston, as well as the consolidation of 767 Fifth Avenue (the General Motors Building). As a result of the consolidation of 767 Fifth Avenue (the General Motors Building), the management fees for the building that were approximately $5 million per year will no longer be recognized as fee income. Instead our partners’ 40% share will be reflected as an adjustment to noncontrolling interest in property partnerships.

General and Administrative

General and administrative expenses decreased approximately $15.6 million for the three months ended March 31, 2014 compared to 2013 due primarily to the Transition Benefits Agreement that Boston Properties, Inc. entered into with Mortimer B. Zuckerman in 2013. On March 11, 2013, we announced that Owen D. Thomas would succeed Mr. Zuckerman as Boston Properties, Inc.’s Chief Executive Officer, effective April 2, 2013. Mr. Zuckerman will continue to serve as Executive Chairman for a transition period and thereafter is expected to continue to serve as the Non-Executive Chairman of the Board of Boston Properties, Inc. In connection with succession planning, Mr. Zuckerman entered into the Transition Benefits Agreement with Boston Properties, Inc. If Mr. Zuckerman remains employed by Boston Properties, Inc. through July 1, 2014, he will be entitled to receive, on January 1, 2015, a lump sum cash payment of $6.7 million and an equity award with a targeted value of approximately $11.1 million. The cash payment and equity award vest one-third on each of March 10, 2013, October 1, 2013 and July 1, 2014, subject to acceleration in certain circumstances. As a result, we recognized approximately $6.6 million of compensation expense during the three months ended March 31, 2013 and approximately $2.0 million of compensation expense during the three months ended March 31, 2014. We expect to recognize the remaining compensation expense over the remaining vesting period and, accordingly, expect to expense approximately $2.0 million in the second quarter of 2014. Due to the Transition Benefits Agreement, during the three months ended March 31, 2013, we accelerated the remaining approximately $12.9 million of stock-based compensation expense associated with Mr. Zuckerman’s unvested long-term equity awards. In addition, the value of our deferred compensation plan and other general and administrative expenses, which includes compensation expense decreased by approximately $0.5 million and $0.5 million, respectively. These decreases were partially offset by the following increases: (1) approximately $0.9 million related to the issuance of the 2014 MYLTIP Units, (2) approximately $1.2 million related to the termination of the 2011 OPP Awards (refer to Note 10 to the Consolidated Financial Statements), (3) approximately $0.5 million in taxes and (4) approximately $0.3 million in health care costs.

Beginning in the third quarter of 2013, we modified the presentation of expenses to operate our San Francisco and Princeton regional offices to reflect the growing activity in our San Francisco region and to have a consistent presentation across our company. These expenses, which totaled approximately $1.9 million for the three months ended March 31, 2013, were previously included in Rental Operating Expenses and are now included in General and Administrative Expenses for all periods presented. We expect our fiscal 2014 general and administrative expenses to be between $100 million and $104 million.

Wages directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Capitalized wages for the three months ended March 31, 2014 and 2013 were approximately $3.5 million and $2.8 million, respectively. These costs are not included in the general and administrative expenses discussed above.

Transaction Costs

During the three months ended March 31, 2014, we incurred approximately $0.4 million of transaction costs, which related to several properties that we are marketing for potential sale and legal fees associated with the formation of joint ventures. During the three months ended March 31, 2013, we incurred approximately $0.4 million of transaction costs related to Salesforce Tower (formerly Transbay Tower) in San Francisco, California,

Impairment Loss

On March 28, 2013, we executed a binding contract for the sale of our 303 Almaden Boulevard property located in San Jose, California for a sale price of $40.0 million. The pending sale of this asset caused us to evaluate our strategy for development of the adjacent Almaden land parcel which can accommodate approximately 840,000 square feet of office development. Based on a shorter than expected hold period, we reduced the carrying value of the land parcel to its estimated fair market value and we recognized an impairment loss of approximately $4.4 million during the three months ended March 31, 2013. We did not recognize any impairment losses during the three months ended March 31, 2014.

Other Income and Expense Items

Income from Unconsolidated Joint Ventures

For the three months ended March 31, 2014 compared to 2013, income from unconsolidated joint ventures decreased by approximately $5.9 million due primarily to (1) an approximately $4.8 million decrease in our share of net income from 767 Fifth Avenue (the General Motors Building) related to its consolidation on June 1, 2013, (2) an approximately $0.4 million decrease in our share of net income from the Value-Added Fund due to our acquisition of the Mountain View assets on April 10, 2013 and (3) an approximately $1.3 million decrease in our share of net income from 125 West 55th Avenue due to its sale on May 30, 2013. These decreases were partially offset by an approximately $0.6 million increase in our share of net income from our other unconsolidated joint ventures, which was primarily related to increased leasing and occupancy at 540 Madison Avenue in New York City.

For the consolidated operating results for 767 Fifth Avenue (the General Motors Building), Mountain View Research Park and Mountain View Technology Park refer to “Results of Operations—Properties Acquired or Consolidated Portfolio” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Gains from Investments in Securities

Gains from investments in securities for the three months ended March 31, 2014 and 2013 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for Boston Properties, Inc.’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to our officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the three months ended March 31, 2014 and 2013, we recognized gains of approximately $0.3 million and $0.7 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $0.3 million and $0.8 million during the three months ended March 31, 2014 and 2013, respectively, as a result of increases in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.

Interest Expense

Interest expense increased approximately $13.1 million for the three months ended March 31, 2014 compared to 2013 as detailed below:

Component	Change in interest expense for the three months ended March 31, 2014 compared to March 31, 2013
(in thousands)
Increases to interest expense due to:
Interest associated with the consolidation of the $1.6 billion of debt outstanding for 767 Fifth Avenue (the General Motors Building)	$12,811
Partner’s share of the interest for the outstanding Outside Members’ Notes Payable for 767 Fifth Avenue (the General Motors Building)	6,940
Issuance of $700 million in aggregate principal of our 3.800% senior notes due 2024 on June 27, 2013	6,692
Issuance of $500 million in aggregate principal of our 3.125% senior notes due 2023 on April 11, 2013	3,971

Total increases to interest expense	$30,414

Decreases to interest expense due to:
Interest expense associated with the adjustment for the equity component allocation of our unsecured exchangeable debt	$(4,719)
Repurchases/redemption/exchange of $450.0 million in aggregate principal of our 3.75% exchangeable senior notes due 2036	(4,219)
Repayment of $747.5 million in aggregate principal of our 3.625% exchangeable senior notes due 2014	(3,854)
Increase in capitalized interest	(3,290)
Repayment of mortgage financings	(774)
Other interest expense (excluding senior notes)	(437)

Total decreases to interest expense	$(17,293)

Total change in interest expense	$13,121

The following properties are included in the repayment of mortgage financings line item: Kingstowne One and 140 Kendrick Street. As properties are placed in-service, we cease capitalizing interest and interest is then expensed.

Interest expense directly related to the development of rental properties is not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Interest capitalized for the three months ended March 31, 2014 and 2013 was approximately $17.7 million and $14.4 million, respectively. These costs are not included in the interest expense referenced above.

We anticipate net interest expense for 2014 will be approximately $446 million to $450 million. This estimate assumes approximately $52 million to $56 million of capitalized interest and the repayment of a $63.0 million mortgage secured by New Dominion Tech. Park Building Two that matures in October 2014. These estimates also assume that we will not incur any additional indebtedness, make additional prepayments or repurchases of existing indebtedness and that there will not be any fluctuations in interest rates or any changes in our development activity.

At March 31, 2014, our variable rate debt consisted of our $1.0 billion Unsecured Line of Credit. For a summary of our consolidated debt as of March 31, 2014 and March 31, 2013 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Discontinued Operations

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”). ASU No. 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). ASU No. 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted, and we early adopted ASU No. 2014-08 during the first quarter of 2014. Our adoption of ASU No. 2014-08 did not have a material impact on our consolidated financial statements.

Prior to the adoption of ASU No. 2014-08, we had the following properties that were considered discontinued operations for the three months ended March 31, 2013: 10 & 20 Burlington Mall Road, One Preserve Parkway, 1301 New York Avenue, 303 Almaden Boulevard and Montvale Center. Each of these dispositions is discussed below.

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

On June 28, 2013, we completed the sale of our 303 Almaden Boulevard property located in San Jose, California for a sale price of $40.0 million. Net cash proceeds totaled approximately $39.3 million. 303 Almaden

Boulevard is a Class A office property totaling approximately 158,000 net rentable square feet. Because we entered into the related purchase and sale agreement on March 28, 2013 and the carrying value of the property exceeded its net sale price, we recognized an impairment loss totaling approximately $2.9 million during the three months ended March 31, 2013. As a result, there was no loss on sale of real estate recognized. The impairment loss and operating results of this property have been classified as discontinued operations on a historical basis for all periods presented.

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

Noncontrolling interests in property partnerships

Noncontrolling interests in property partnerships increased by approximately $1.8 million for the three months ended March 31, 2014 compared to 2013 as detailed below.

Property	Date of Consolidation	Partners’ noncontrolling interest for the three months ended March 31,
		2014	2013	Change
		(in thousands)
505 9th Street	October 1, 2007	$575	$566	$9
Fountain Square	October 4, 2012	1,768	2,008	(240)
767 Fifth Avenue (the General Motors Building)	May 31, 2013	(4,644)	—	(4,644)
Times Square Tower	October 9, 2013	6,655	—	6,655

		$4,354	$2,574	$1,780

The decrease at 767 Fifth Avenue (the General Motors Building) was primarily due to the partners’ share of the interest expense for the outside members’ notes payable.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	fund capital expenditures, including major renovations, tenant improvements and leasing costs;

•	fund development costs;

•	redeem our Series Four Preferred Units;

•	fund possible property acquisitions; and

•	make the minimum distribution required to enable Boston Properties, Inc. to maintain its REIT qualification under the Internal Revenue Code of 1986, as amended.

We expect to satisfy these needs using one or more of the following:

•	cash flow from operations;

•	distribution of cash flows from joint ventures;

•	cash and cash equivalent balances;

•	Issuances of Boston Properties, Inc.’s equity securities and/or proceeds from issuances of our preferred or common units;

•	our Unsecured Line of Credit or other short-term bridge facilities;

•	construction loans;

•	long-term secured and unsecured indebtedness (including unsecured exchangeable indebtedness); and

•	sales of real estate or ownership interests in our assets.

We draw on multiple financing sources to fund our long-term capital needs. Our Unsecured Line of Credit is utilized primarily as a bridge facility to fund acquisition opportunities, refinance outstanding indebtedness and meet short-term development and working capital needs. Although we may seek to fund our development projects with construction loans, which may be guaranteed by us, the financing for each particular project ultimately depends on several factors, including, among others, the project’s size and duration, the extent of pre-leasing and our available cash and access to cost effective capital at the given time.

The following table presents information on properties under construction as of March 31, 2014 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)	Estimated Total Investment (1)	Percentage Leased (2)

Office

680 Folsom Street (3)	Fourth Quarter, 2014	San Francisco, CA	2	524,509	$305,313	$340,000	96%

Annapolis Junction Building Seven (50% ownership) (4)	First Quarter, 2015	Annapolis, MD	1	125,000	11,796	17,500	100%

250 West 55th Street (5)	Fourth Quarter, 2015	New York, NY	1	989,000	868,268	1,050,000	73%

804 Carnegie Center	First Quarter, 2016	Princeton, NJ	1	130,000	2,234	40,410	100%

535 Mission Street	Third Quarter, 2016	San Francisco, CA	1	307,000	135,348	215,000	26%

601 Massachusetts Avenue	Fourth Quarter, 2017	Washington, DC	1	478,000	171,232	360,760	80%

Salesforce Tower (95% Ownership) (6)	First Quarter, 2019	San Francisco, CA	1	1,400,000	264,788	1,130,000	51%

Total Properties under Construction			8	3,953,509	$1,758,979	$3,153,670	67%

(1)	Represents our share. Includes net revenue during lease up period, acquisition expenses and approximately $60.9 million of construction cost and leasing commission accruals.
(2)	Represents percentage leased as of May 5, 2014, includes leases with future commencement dates.
(3)	As of March 31, 2014, this project was 1% placed in-service.
(4)	This development project has a construction loan.
(5)	Investment to Date excludes approximately $24.8 million of costs that were expensed in prior periods in connection with the suspension of development activities. Estimated Total Investment includes approximately $230 million of interest capitalization. As of March 31, 2014, this property was 6% placed in-service.
(6)	On April 11, 2014, the joint venture executed a lease for 714,000 square feet of this 61-story, 1.4 million square foot Class A office tower. This project was (formerly Transbay Tower). The Estimated Total investment has been updated to represent the total cost to complete the project.

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

The completion of our ongoing developments, through 2018, have remaining costs to fund of approximately $1.4 billion. We have approximately $77 million of secured debt (of which our share is approximately $70 million) expiring through the end of 2014. In addition, we anticipate that we will redeem the remaining 360,126 Series Four Preferred Units at a redemption price of $50.00 per unit plus accrued and unpaid distributions. We believe that our strong liquidity, including available cash as of May 5, 2014 of approximately $0.9 billion, the approximately $990 million available under our Unsecured Line of Credit and proceeds from potential asset sales provide sufficient capacity to meet our debt obligations and fund our remaining capital requirements on existing development projects, our foreseeable potential development activity and pursue additional attractive investment opportunities. Boston Proprieties, Inc. expects to establish a new at-the-market equity offering program upon the expiration of its existing program in June 2014. Given the relatively low interest rates currently available to us in the debt markets, we may seek to enhance our liquidity in the future, which may result in us carrying additional cash and cash equivalents pending our use of the proceeds. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase unsecured senior notes for cash in open market purchases or privately negotiated transactions, or both. We will evaluate any such potential transactions in light of then-existing market conditions, taking into account the trading prices of the notes, our current liquidity and prospects for future access to capital.

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

Cash and cash equivalents were approximately $1.2 billion and $0.9 billion at March 31, 2014 and 2013, respectively, representing a increase of approximately $0.3 billion. The following table sets forth changes in cash flows:

	Three months ended March 31,
	2014	2013	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$124,209	$237,429	$(113,220)
Net cash used in investing activities	(147,072)	(432,991)	285,919
Net cash provided by (used in) financing activities	(1,162,701)	62,960	(1,225,661)

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

For the three months ended March 31, 2014, our total distribution payments exceeded our cash flow from operating activities due to the special distribution which was declared in December 2013 and paid to common unitholders in January 2014. The cash flows distributed were primarily a result of the sale of a 45% interest in our Times Square Tower property in October 2013 which was included as part of cash flows provided by financing activities. Distributions will generally exceed cash flows from operating activities during periods in which we sell significant real estate assets and distribute gains on sale that would otherwise be taxable. In addition, the payment of a special distribution may not occur in the same period as the asset sale.

Our cash flows provided by operating activities for the three months ended March 31, 2014, were lower than 2013 due primarily to the settlement of approximately $93.0 million of accreted debt discount on our repurchase of $747.5 million of exchangeable senior notes.

Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the three months ended March 31, 2014 and 2013 consisted primarily of funding our development projects and the acquisitions of 535 Mission Street and the Salesforce Tower (formerly Transbay Tower) and Reston, Virginia land parcels, as detailed below:

	Three months ended March 31,
	2014	2013
	(in thousands)
Acquisitions of real estate	$—	$(289,816)
Construction in progress	(97,025)	(103,178)
Building and other capital improvements	(17,510)	(14,162)
Tenant improvements	(31,551)	(24,988)
Repayments of notes receivable, net	—	184
Capital contributions to unconsolidated joint ventures	—	(113)
Capital distributions from unconsolidated joint ventures	113	—
Investments in securities, net	(1,099)	(918)

Net cash used in investing activities	$(147,072)	$(432,991)

Cash used in investing activities changed primarily due to the following:

•

On February 6, 2013, we completed the acquisition of 535 Mission Street, a development site, in San Francisco, California for an aggregate purchase price of approximately $71.0 million in cash, including work completed and materials purchased to date.

•

On March 26, 2013, the consolidated joint venture in which we have a 95% interest completed the acquisition of a land parcel in San Francisco, California which will support a 61-story, 1.4 million square foot Class A office tower known as Salesforce Tower (formerly Transbay Tower). The purchase price for the land was approximately $192.0 million.

•

On March 29, 2013, we completed the acquisition of a parcel of land located in Reston, Virginia for a purchase price of approximately $27.0 million. The land parcel is commercially zoned for 250,000 square feet of office space.

•

Construction in progress for the three months ended March 31, 2013 includes expenditures associated with our continued development and redevelopment of Seventeen Cambridge Center, The Avant at Reston Town Center, the Cambridge Center Connector, 250 West 55th Street, 680 Folsom Street, 535 Mission Street and expenditures associated with Two Patriots Park, which was fully placed in-service on March 22, 2013. Construction in progress for the three months ended March 31, 2014 includes ongoing expenditures associated with The Avant at Reston Town Center, 250 West 55th Street and 680 Folsom Street which were fully or partially placed in-service during the three months ended March 31, 2014. In addition, we incurred costs associated with our continued development of 535 Mission Street, 601 Massachusetts Avenue, 804 Carnegie Center and Salesforce Tower (formerly Transbay Tower).

•

Our capital expenditures for the three months ended March 31, 2014 and 2013 were approximately $12.6 million and $7.8 million, respectively. Included in our 2014 amount is approximately $2.9 million of non-recurring capital expenditures related to the repositioning of Bay Colony Corporate Center in Waltham, Massachusetts and expenditures at our Boston CBD buildings.

•	Tenant improvement costs increased by approximately $6.6 million due to the commencement of tenant projects in 2014.

Cash used in financing activities for the three months ended March 31, 2014 totaled approximately $1.2 billion. This consisted primarily of the repayment at maturity of $747.5 million of 3.625% exchangeable senior notes due 2014 and the payments of the regular and special distributions to our unitholders. Future debt payments are discussed below under the heading “Capitalization-Debt Financing.”

Capitalization

At March 31, 2014, our total consolidated debt was approximately $10.6 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 4.46% (with a coupon/stated rate of 5.01%) and the weighted-average maturity was approximately 5.5 years.

Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $30.4 billion at March 31, 2014. Our total consolidated market capitalization was calculated using Boston Properties, Inc.’s March 31, 2014 closing stock price of $114.53 per common share and the following: (1) 168,601,164 outstanding common units of limited partnership interest (including 153,017,311 units held by Boston Properties, Inc.), (2) an aggregate of 874,168 common units issuable upon conversion of all outstanding Series Two Preferred Units of partnership interest, (3) an aggregate of 1,554,353 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, (4) 360,126 Series Four Preferred Units of partnership interest multiplied by the fixed liquidation preference of $50 per unit, (5) 80,000 Series B Preferred Units, at a price of $2,500 per unit and (6) our consolidated debt totaling approximately $10.6 billion. At March 31, 2014, our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, represented approximately 34.81% of our total consolidated market capitalization.

Following the consolidation of 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building)), effective June 1, 2013, our consolidated debt increased significantly compared to prior periods even though our economic interest in 767 Venture, LLC remained substantially unchanged. As a result, we believe the presentation of total adjusted debt may provide investors with a more complete picture of our share of consolidated and unconsolidated debt. Total adjusted debt is defined as our total consolidated debt, plus our share of unconsolidated joint venture debt, minus our joint venture partners’ share of consolidated debt, and was approximately $10.0 billion at March 31, 2014. In addition, in light of the difference between our total consolidated debt and our total adjusted debt, we believe that also presenting our total adjusted debt to total adjusted market capitalization ratio may provide investors with a more complete picture of our leverage in relation to the overall size of our company. The calculation of the total adjusted debt to total adjusted market capitalization ratio is the same as consolidated debt to total consolidated market capitalization ratio except that the total adjusted debt balance is used in lieu of the total consolidated debt balance. At March 31, 2014 our total adjusted debt represented approximately 33.61% of our total adjusted market capitalization.

The calculation of total consolidated and adjusted market capitalization does not include 394,590 2012 OPP Units, 314,974 2013 MYLTIP Units and 483,555 2014 MYLTIP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. These percentages will fluctuate with changes in the market value of Boston Properties Inc.’s common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the consolidated debt to total consolidated market capitalization ratio and the adjusted debt to total adjusted market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

For a discussion of our unconsolidated joint venture indebtedness, see “Liquidity and Capital Resources—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Debt Financing

As of March 31, 2014, we had approximately $10.6 billion of outstanding consolidated indebtedness, representing approximately 34.81% of our total consolidated market capitalization as calculated above consisting of approximately (1) $5.836 billion (net of discount) in publicly traded unsecured senior notes having a weighted-average interest rate of 4.44% per annum and maturities in 2015, 2018, 2019, 2020, 2021, 2023 and 2024; (2) $4.4 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 4.31% per annum and weighted-average term of 3.9 years and (3) $0.3 billion of mezzanine notes payable, associated with 767 Fifth Avenue (the General Motors Building), having a GAAP interest rate of 5.53% per annum and maturing in 2017. The table below summarizes our mortgage and mezzanine notes payable, our unsecured senior notes and our Unsecured Line of Credit at March 31, 2014 and March 31, 2013:

	March 31,
	2014	2013
	(Dollars in Thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable	$4,430,110	$3,053,798
Unsecured senior notes, net of discount	5,836,290	4,639,843
Unsecured exchangeable senior notes, net of discount and adjustment for the equity component allocation	—	1,177,877
Unsecured Line of Credit	—	—
Mezzanine notes payable	310,735	—

Total	$10,577,135	$8,871,518

Percent of total debt:
Fixed rate	100.00%	100.00%
Variable rate	—%	—%

Total	100.00%	100.00%

GAAP Weighted-average interest rate at end of period:
Fixed rate	4.46%	5.12%
Variable rate	—%	—%

Total	4.46%	5.12%

Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	5.01%	4.87%
Variable rate	—%	—%

Total	5.01%	4.87%

Unsecured Line of Credit

On July 26, 2013, we amended and restated the revolving credit agreement governing our Unsecured Line of Credit, which, among other things, (1) increased the total commitment from $750.0 million to $1.0 billion, (2) extended the maturity date from June 24, 2014 to July 26, 2018 and (3) reduced the per annum variable interest rates and other fees. We may increase the total commitment to $1.5 billion, subject to syndication of the increase and other conditions. At our option, loans outstanding under the Unsecured Line of Credit will bear interest at a rate per annum equal to (1) in the case of loans denominated in Dollars, Euro or Sterling, LIBOR or, in the case of loans denominated in Canadian Dollars, CDOR, in each case, plus a margin ranging from 0.925% to 1.70% based on our credit rating or (2) an alternate base rate equal to the greatest of (a) the Administrative Agent’s prime rate, (b) the Federal Funds rate plus 0.5% or (c) LIBOR for a one month period plus 1.00%, in each case, plus a margin ranging from 0.0% to 0.70% based on our credit rating. The Unsecured Line of Credit also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to us at a reduced interest rate. In addition, we are obligated to pay (1) in quarterly installments a facility fee on the total commitment at a rate per annum ranging from 0.125% to 0.35% based on our credit rating and (2) an annual fee on the undrawn amount of each letter of credit equal to the LIBOR margin. Based on our current credit rating, the LIBOR and CDOR margin is 1.00%, the alternate base rate margin is 0.0% and the facility fee is 0.15%. Our ability to borrow under our Unsecured Line of Credit is subject to our compliance with a number of customary financial and other covenants on an ongoing basis, including:

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

As of March 31, 2014, we had no borrowings and outstanding letters of credit totaling approximately $9.9 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $990.1 million. As of May 5, 2014, we had no borrowings and outstanding letters of credit totaling approximately $9.9 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $990.1 million.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of March 31, 2014 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
12 Year Unsecured Senior Notes	5.625%	5.693%	$300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015
10 Year Unsecured Senior Notes	5.875%	5.967%	700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
7 Year Unsecured Senior Notes	3.700%	3.853%	850,000	November 15, 2018
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024

Total principal			5,850,000
Net unamortized discount			(13,710)

Total			$5,836,290

(1)	Yield on issuance date including the effects of discounts on the notes and the amortization of financing costs.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (or 20 basis points in the case of the $500 million of notes that mature on September 1, 2023, 25 basis points in the case of the $250 million and $700 million of notes that mature on June 1, 2015 and February 1, 2024, respectively, 40 basis points in the case of the $700 million of notes that mature on October 15, 2019 and 30 basis points in the case of the $700 million and $850 million of notes that mature on November 15, 2020 and May 15, 2021, respectively), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our unsecured senior notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of March 31, 2014, we believe we were in compliance with each of these financial restrictions and requirements.

Mortgage Notes Payable

The following represents the outstanding principal balances due under the mortgage notes payable at March 31, 2014:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
767 Fifth Avenue (the General Motors Building)	5.95%	2.44%	$1,300,000	$152,724	$1,452,724	(2)(3)(4)	October 7, 2017
599 Lexington Avenue	5.57%	5.41%	750,000	—	750,000	(4)(5)	March 1, 2017
601 Lexington Avenue	4.75%	4.79%	719,473	—	719,473		April 10, 2022
John Hancock Tower	5.68%	5.05%	640,500	11,495	651,995	(4)(6)	January 6, 2017
Embarcadero Center Four	6.10%	7.02%	358,800	—	358,800	(7)	December 1, 2016
Fountain Square	5.71%	2.56%	211,250	13,752	225,002	(4)(8)	October 11, 2016
505 9th Street	5.73%	5.87%	120,762	—	120,762	(8)	November 1, 2017
New Dominion Tech Park, Bldg. Two	5.55%	5.58%	63,000	—	63,000	(4)	October 1, 2014
New Dominion Tech Park, Bldg. One	7.69%	7.84%	42,147	—	42,147		January 15, 2021
Kingstowne Two and Retail	5.99%	5.61%	32,618	239	32,857		January 1, 2016
University Place	6.94%	6.99%	13,350	—	13,350		August 1, 2021

Total			$4,251,900	$178,210	$4,430,110

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required to reflect loans at their fair values upon acquisition. All adjustments to reflect loans at their fair value upon acquisition are noted above.
(2)	This property is owned by a consolidated joint venture in which we have a 60% interest.
(3)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of March 31, 2014, the maximum funding obligation under the guarantee was approximately $11.7 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.
(4)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(5)	On December 19, 2006, we terminated the forward-starting interest rate swap contracts related to this financing and received approximately $10.9 million, which amount is reducing our GAAP interest expense for this mortgage over the term of the financing, resulting in an effective interest rate of 5.41% per annum for the financing. The stated interest rate is 5.57% per annum.

(6)	In connection with the mortgage financing we have agreed to guarantee approximately $21.4 million related to our obligation to provide funds for certain tenant re-leasing costs.
(7)	Under our interest rate hedging program, we are reclassifying into earnings over the eight-year term of the loan as an increase in interest expense approximately $26.4 million (approximately $3.3 million per year) of the amounts recorded on our Consolidated Balance Sheets within Accumulated Other Comprehensive Loss resulting in an effective interest rate of 7.02% per annum.
(8)	This property is owned by a consolidated joint venture in which we have a 50% interest.

Mezzanine Notes Payable

The following represents the outstanding principal balances due under the mezzanine notes payable at March 31, 2014:

Property Debt is Associated With	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
767 Fifth Avenue (the General Motors Building)	6.02%	5.53%	$306,000	$4,735	$310,735	(2)(3)	October 7, 2017

(1)	GAAP interest rate differs from the stated interest rate due to adjustments required to reflect loans at their fair values upon acquisition or consolidation. All adjustments to reflect loans at their fair value upon acquisition are noted above.
(2)	This property is owned by a consolidated joint venture in which we have a 60% interest.
(3)	The mortgage loan requires interest only payments with a balloon payment due at maturity.

Outside Members’ Notes Payable

In conjunction with the consolidation of 767 Fifth Avenue (the General Motors Building), we recorded loans payable to the joint venture’s partners totaling $450.0 million and related accrued interest payable totaling approximately $175.8 million. The partner loans bear interest at a fixed rate of 11.0% per annum and mature on June 9, 2017. We have eliminated in consolidation our partner loan totaling $270.0 million and our share of the related accrued interest payable of approximately $116.0 million at March 31, 2014. The remaining notes payable to the outside joint venture partners and related accrued interest payable totaling $180.0 million and approximately $77.3 million as of March 31, 2014 have been reflected as Outside Members’ Notes Payable and within Accrued Interest Payable, respectively, on our Consolidated Balance Sheets. The related interest expense from the Outside Members’ Notes Payable totaling approximately $6.9 million for the three months ended March 31, 2014 is fully allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 25% to 60%. Six of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At March 31, 2014, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $748.7 million (of which our proportionate share is approximately $328.9 million). The table below summarizes the outstanding debt of these joint venture properties at March 31, 2014. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate(1)	Carrying Amount		Maturity Date
	(Dollars in thousands)
540 Madison Avenue	60%	1.66%	1.83%	$120,000	(2)(3)	June 5, 2018
Metropolitan Square	51%	5.75%	5.81%	173,133		May 5, 2020
Market Square North	50%	4.85%	4.91%	129,191		October 1, 2020
Annapolis Junction Building One	50%	1.91%	2.07%	41,133	(4)	March 31, 2018
Annapolis Junction Building Six	50%	1.81%	2.00%	13,982	(2)(5)	November 17, 2014
Annapolis Junction Building Seven	50%	1.82%	2.38%	13,415	(2)(6)	April 4, 2016
500 North Capitol Street	30%	4.15%	4.19%	105,000	(2)	June 6, 2023
901 New York Avenue	25%	5.19%	5.27%	152,846		January 1, 2015

Total				$748,700

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges.
(2)	The loan requires interest only payments with a balloon payment due at maturity.
(3)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.50% per annum.
(4)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on March 31, 2018 with one, three-year extension option, subject to certain conditions.
(5)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on November 17, 2014 with one, one-year extension options, subject to certain conditions.
(6)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on April 4, 2016 with two, one-year extension options, subject to certain conditions.

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

Insurance

We carry insurance coverage on our properties of types and in amounts and with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance

Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) and we can provide no assurance that it will be extended further. Currently, the per occurrence limits of our portfolio property insurance program are $1.0 billion, including coverage for acts of terrorism other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). We also carry $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of Terrorism Coverage in our property insurance program. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage, with $1.375 billion of Terrorism Coverage in excess of $250 million being provided by NYXP, LLC, (“NYXP”) as a direct insurer. We also currently carry nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under TRIA (“NBCR Coverage”), which is provided by IXP, as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding certain other properties owned in joint ventures with third parties or which we manage. The per occurrence limit for NBCR Coverage is $1 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage provided by IXP and the Terrorism Coverage provided by NYXP are backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” The program trigger is $100 million and the coinsurance is 15%. Under TRIPRA, if the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. We may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in our portfolio or for any other reason. In the event TRIPRA is not extended beyond December 31, 2014, (i) our $1.0 billion portfolio property insurance program and the $250 million of additional Terrorism Coverage for 601 Lexington Avenue will continue to provide Terrorism Coverage through the expiration of the program on March 1, 2015, (ii) we will evaluate alternative approaches to secure coverage for acts of terrorism thereby potentially increasing our overall cost of insurance, (iii) if such insurance is not available at commercially reasonable rates with limits equal to our current coverage or at all, we may not continue to have full occurrence limit coverage for acts of terrorism, (iv) we may not satisfy the insurance requirements under existing or future debt financings secured by individual properties, (v) we may not be able to obtain future debt financings secured by individual properties and (vi) we may cancel the insurance policies issued by IXP for the NBCR Coverage and by NYXP for the Terrorism Coverage for 767 Fifth Avenue. We intend to continue to monitor the scope, nature and cost of available terrorism insurance and maintain terrorism insurance in amounts and on terms that are commercially reasonable.

We also currently carry earthquake insurance on our properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that we believe are commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, we currently carry earthquake insurance which covers our San Francisco region (excluding 535 Mission Street and Salesforce Tower (formerly Transbay Tower)) with a $120 million per occurrence limit and a $120 million annual aggregate limit, $20 million of which is provided by IXP, as a direct insurer. The builders risk policy maintained for the development of 535 Mission Street in San Francisco includes a $15 million per occurrence and annual aggregate limit of earthquake coverage. In addition, the builders risk policy maintained for the development of the below grade improvements of the Salesforce Tower (formerly Transbay Tower) in San Francisco includes a $15 million per occurrence and annual aggregate limit of earthquake coverage. We are evaluating purchasing additional earthquake insurance limits upon the commencement of the vertical construction of Salesforce Tower (formerly Transbay Tower). The amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact our ability to finance properties subject to earthquake risk. We may discontinue earthquake insurance or change the structure of our earthquake insurance program on some or all of our properties in the future if the premiums exceed our estimation of the value of the coverage.

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

The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership to FFO for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$62,219	$60,923
Add:
Noncontrolling interest—redeemable preferred units	3,208	1,326
Noncontrolling interests in property partnerships	4,354	2,574
Impairment loss from discontinued operations	—	2,852
Less:
Income from discontinued operations	—	2,494
Gain on forgiveness of debt from discontinued operations	—	20,736

Income from continuing operations	69,781	44,445
Add:
Real estate depreciation and amortization (1)	156,489	140,511
Income from discontinued operations	—	2,494
Less:
Noncontrolling interests in property partnerships’ share of funds from operations	19,023	3,038
Noncontrolling interest—redeemable preferred units	3,208	1,326

Funds from Operations	$204,039	$183,086

Weighted-average units outstanding—basic	169,841	168,750

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $152,245 and $117,409, our share of unconsolidated joint venture real estate depreciation and amortization of $4,584 and $21,657 and depreciation and amortization from discontinued operations of $0 and $1,738, less corporate related depreciation and amortization of $340 and $293 for the three months ended March 31, 2014 and 2013, respectively.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Income (Numerator)	Units (Denominator)	Income (Numerator)	Units (Denominator)
	(in thousands)
Basic FFO	$204,039	169,841	$183,086	168,750
Effect of Dilutive Securities
Convertible Preferred Units	530	874	879	1,307
Stock Based Compensation and Exchangeable Senior Notes	—	139	—	306

Diluted FFO	$204,569	170,854	$183,965	170,363

Contractual Obligations

We have various standing or renewable service contracts with vendors related to our property management. In addition, we have certain other contracts we enter into in the ordinary course of business that may extend beyond one year. These contracts include terms that provide for cancellation with insignificant or no cancellation penalties. Contract terms are generally between three and five years.

During the first quarter of 2014, we paid approximately $48.1 million to fund tenant-related obligations, including tenant improvements and leasing commissions, and incurred approximately $48.3 million of new tenant-related obligations associated with approximately 1.4 million square feet of second generation leases, or approximately $34 per square foot. In addition, we signed leases for approximately 160,000 square feet at our development properties. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In the aggregate, during the first quarter of 2014, we signed leases for approximately 1.6 million square feet of space and incurred aggregate tenant-related obligations of approximately $65.3 million, or approximately $42 per square foot.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2014, approximately $10.6 billion of our consolidated borrowings bore interest at fixed rates and none of our consolidated borrowings bore interest at variable rates. The fair value of these instruments is affected by changes in market interest rates. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, refer to Note 4 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2014	2015	2016	2017	2018	2019+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt
Fixed Rate	$120,627	$80,070	$659,511	$2,855,942	$18,633	$695,327	$4,430,110	$4,577,435
Average Interest Rate	5.63%	5.48%	5.29%	3.90%	3.89%	4.59%	4.31%
Variable Rate	—	—	—	—	—	—	—	—
	Mezzanine debt
Fixed Rate	$939	$1,314	$1,389	$307,093	$—	$—	$310,735	$310,764
Average Interest Rate	—	—	—	5.53%	—	—	5.53%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt
Fixed Rate	$(1,372)	$548,314	$(1,681)	$(1,749)	$848,226	$4,444,552	$5,836,290	$6,145,060
Average Interest Rate	—	5.47%	—	—	3.85%	4.53%	4.52%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$120,194	$629,698	$659,219	$3,161,286	$866,859	$5,139,879	$10,577,135	$11,033,259

At March 31, 2014, the weighted-average coupon/stated rates on our fixed rate debt was 5.01% per annum. The weighted-average coupon/stated rates for our unsecured debt was 4.44% per annum.

At March 31, 2014, we had no outstanding variable rate debt.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of our fiscal year ending December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1—Legal Proceedings.

We are subject to legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Boston Properties, Inc. believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A—Risk Factors.

Except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Each time Boston Properties, Inc. issues shares of stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to us in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended March 31, 2014, in connection with issuances of common stock by Boston Properties, Inc. pursuant to issuances to employees of restricted common stock under the Boston Properties, Inc. 2012 Stock Option and Incentive Plan and pursuant to issuances under the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan, we issued an aggregate of approximately 25,017 common units to Boston Properties, Inc. in exchange for approximately $320,568, the aggregate proceeds of such common stock issuances to Boston Properties, Inc. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
January 1, 2014—January 31, 2014	405,396	(1)	$2.56	N/A	N/A
February 1, 2014—February 28, 2014	7,896	(2)	$0.25	N/A	N/A
March 1, 2014—March 31, 2014	1,322	(3)	$0.17	N/A	N/A

	414,614		$2.51	N/A	N/A

(1)	Includes 396,500 2011 OPP units. The measurement period for such 2011 OPP units expired on January 31, 2014 and Boston Properties, Inc.’s TRS was not sufficient for employees to earn and therefore become eligible to vest in any of the 2011 OPP units. As a result, under the terms of the applicable 2011 OPP award agreements, these OPP units were repurchased at a price of $0.25 per 2011 OPP unit, which was the amount originally paid by each employee for the units. Also includes 8,896 common units previously held by Boston Properties, Inc. that were redeemed in connection with the surrender of shares of restricted common stock of Boston Properties, Inc. by employees to Boston Properties, Inc. to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.
(2)	Includes 3,081 LTIP units, 1,560 2012 OPP units, 1,351 2013 MYLTIP units and 1,904 2014 MYLTIP units that were repurchased in connection with the termination of certain employees’ employment with the

Company. Under the terms of the applicable LTIP unit vesting agreements and OPP and MYLTIP award agreements, these units were repurchased by the Company at a price of $0.25 per unit, which was the amount originally paid by such employees for the units.
(3)	Includes 883 LTIP units that were repurchased in connection with the termination of an employee’s employment with the Company. Under the terms of the applicable LTIP unit vesting agreement, these units were repurchased by the Company at a price of $0.25 per unit, which was the amount originally paid by such employee for the units. Also includes 439 common units previously held by Boston Properties, Inc. that were redeemed in connection with the repurchase of restricted shares of common stock of Boston Properties, Inc. in connection with the termination of an employee’s employment with the Company. Under the terms of the applicable restricted stock award agreement, such shares were repurchased by us at a price of $0.01 per share, which was the amount originally paid by such employee for such shares.

ITEM 3—Defaults Upon Senior Securities.

None.

ITEM 4— Mine Safety Disclosures.

None.

ITEM 5—Other Information.

(a) None.

(b) None.

ITEM 6—Exhibits.

(a) Exhibits

12.1	—	Calculation of Ratios of Earnings to Fixed Charges and Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Distributions.
31.1	—	Certification of Chief Executive Officer of Boston Properties, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer of Boston Properties, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer of Boston Properties, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer of Boston Properties, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101	—	The following materials from Boston Properties Limited Partnership Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Partners’ Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP

By: Boston Properties, Inc., its General Partner

May 9, 2014	/S/ MICHAEL E. LABELLE
Michael E. LaBelle Chief Financial Officer (duly authorized officer and principal financial officer)