Form 10-Q
period 2014-06-30
BOSTON PROPERTIES LTD PARTNERSHIP
filed 2014-08-08
CIK 1043121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q

for the quarter ended June 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1—Financial Statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2014	December 31, 2013
	(in thousands, except for unit amounts)
ASSETS
Real estate, at cost	$17,250,231	$16,727,886
Construction in progress	1,309,781	1,523,179
Land held for future development	273,587	297,376
Less: accumulated depreciation	(3,300,262)	(3,096,910)

Total real estate	15,533,337	15,451,531
Cash and cash equivalents	1,036,576	2,365,137
Cash held in escrows	59,248	57,201
Investments in securities	18,927	16,641
Tenant and other receivables (net of allowance for doubtful accounts of $1,496 and $1,636, respectively)	51,348	59,464
Accrued rental income (net of allowance of $6,756 and $3,636, respectively)	673,587	651,603
Deferred charges, net	853,924	884,450
Prepaid expenses and other assets	133,035	184,477
Investments in unconsolidated joint ventures	176,939	126,084

Total assets	$18,536,921	$19,796,588

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$4,411,453	$4,449,734
Unsecured senior notes (net of discount of $13,271 and $14,146, respectively)	5,836,729	5,835,854
Unsecured exchangeable senior notes (net of discount of $0 and $182, respectively)	—	744,880
Unsecured line of credit	—	—
Mezzanine notes payable	310,427	311,040
Outside members’ notes payable	180,000	180,000
Accounts payable and accrued expenses	216,080	202,470
Distributions payable	112,420	497,242
Accrued interest payable	156,024	167,523
Other liabilities	539,716	578,969

Total liabilities	11,762,849	12,967,712

Commitments and contingencies	—	—

Noncontrolling interests:
Redeemable interest in property partnership	103,778	99,609

Redeemable partnership units—0 and 666,116 series two preferred units outstanding (0 and 874,168 common units at redemption value, if converted) at June 30, 2014 and December 31, 2013, respectively	—	87,740

Redeemable partnership units—360,126 series four preferred units outstanding at redemption value at June 30, 2014 and December 31, 2013	18,006	18,006

Redeemable partnership units—16,458,014 and 15,583,370 common units and 1,511,796 and 1,455,761 long term incentive units outstanding at redemption value at June 30, 2014 and December 31, 2013, respectively	2,123,672	1,710,218

Capital:
5.25% Series B cumulative redeemable preferred units, liquidation preference $2,500 per unit, 80,000 units issued and outstanding at June 30, 2014 and December 31, 2013	193,623	193,623
Boston Properties Limited Partnership partners’ capital—1,710,624 and 1,700,222 general partner units and 151,381,950 and 151,282,879 limited partner units outstanding at June 30, 2014 and December 31, 2013, respectively	3,613,897	3,993,548
Noncontrolling interests in property partnerships	721,096	726,132

Total capital	4,528,616	4,913,303

Total liabilities and capital	$18,536,921	$19,796,588

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands, except for per unit amounts)
Revenue
Rental
Base rent	$463,239	$399,192	$918,257	$772,238
Recoveries from tenants	81,382	68,321	163,316	132,640
Parking and other	26,300	23,547	50,633	46,984

Total rental revenue	570,921	491,060	1,132,206	951,862
Hotel revenue	12,367	11,118	20,560	19,409
Development and management services	6,506	7,855	11,722	16,588

Total revenue	589,794	510,033	1,164,488	987,859

Expenses
Operating
Rental	202,646	176,018	409,034	345,080
Hotel	7,315	7,335	14,112	14,379
General and administrative	23,271	24,316	53,176	69,832
Transaction costs	661	535	1,098	978
Impairment loss	—	—	—	4,401
Depreciation and amortization	152,602	131,506	304,847	248,915

Total expenses	386,495	339,710	782,267	683,585

Operating income	203,299	170,323	382,221	304,274
Other income (expense)
Income from unconsolidated joint ventures	2,834	48,783	5,650	57,504
Gains on consolidation of joint ventures	—	387,801	—	387,801
Interest and other income	2,109	1,296	3,420	2,767
Gains from investments in securities	662	181	948	916
Gains from early extinguishments of debt	—	152	—	152
Interest expense	(110,977)	(103,140)	(224,531)	(203,573)

Income from continuing operations	97,927	505,396	167,708	549,841
Discontinued operations
Income from discontinued operations	—	3,315	—	5,809
Gain on forgiveness of debt from discontinued operations	—	—	—	20,736
Impairment loss from discontinued operations	—	—	—	(2,852)

Net income	97,927	508,711	167,708	573,534
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(7,553)	219	(11,907)	(2,355)
Noncontrolling interest—redeemable preferred units	(2,938)	(3,741)	(6,146)	(5,067)

Net income attributable to Boston Properties Limited Partnership	$87,436	$505,189	$149,655	$566,112

Basic earnings per common unit attributable to Boston Properties Limited Partnership
Income from continuing operations	$0.51	$2.95	$0.88	$3.19
Discontinued operations	—	0.02	—	0.14

Net income	$0.51	$2.97	$0.88	$3.33

Weighted average number of common units outstanding	170,382	168,933	170,113	168,842

Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Income from continuing operations	$0.51	$2.94	$0.88	$3.18
Discontinued operations	—	0.02	—	0.14

Net income	$0.51	$2.96	$0.88	$3.32

Weighted average number of common and common equivalent units outstanding	170,542	169,485	170,262	169,271

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net income	$97,927	$508,711	$167,708	$573,534
Other comprehensive income:
Amortization of interest rate contracts (1)	624	627	1,253	1,255

Other comprehensive income	624	627	1,253	1,255

Comprehensive income	98,551	509,338	168,961	574,789
Comprehensive income attributable to noncontrolling interests	(10,491)	(3,522)	(18,053)	(7,422)

Comprehensive income attributable to Boston Properties Limited Partnership	$88,060	$505,816	$150,908	$567,367

(1)	Amounts reclassified from comprehensive income primarily to interest expense within the Company’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited and in thousands)

Total Partners’ Capital
Balance at December 31, 2013	$4,187,171
Contributions	3,524
Net income allocable to general and limited partner units	139,852
Distributions	(204,178)
Accumulated other comprehensive loss	1,127
Unearned compensation	376
Conversion of redeemable partnership units	2,241
Adjustment to reflect redeemable partnership units at redemption value	(322,593)

Balance at June 30, 2014	$3,807,520

Balance at December 31, 2012	$3,330,605
Contributions	196,919
Net income allocable to general and limited partner units	511,699
Distributions	(200,380)
Accumulated other comprehensive loss	1,128
Unearned compensation	2,654
Conversion of redeemable partnership units	10,309
Adjustment to reflect redeemable partnership units at redemption value	67,162

Balance at June 30, 2013	$3,920,096

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$167,708	$573,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	304,847	251,801
Non-cash compensation expense	16,899	32,464
Impairment loss	—	4,401
Income from unconsolidated joint ventures	(5,650)	(57,504)
Gains on consolidation of joint ventures	—	(387,801)
Distributions of net cash flow from operations of unconsolidated joint ventures	2,205	25,689
Gains from investments in securities	(948)	(916)
Non-cash portion of interest expense	(18,171)	20,120
Settlement of accreted debt discount on repurchases of unsecured exchangeable senior notes	(92,979)	(56,532)
Gains from early extinguishments of debt	—	(264)
Gain on forgiveness of debt from discontinued operations	—	(20,736)
Impairment loss from discontinued operations	—	2,852
Change in assets and liabilities:
Cash held in escrows	(2,047)	2,687
Tenant and other receivables, net	8,116	(7,018)
Accrued rental income, net	(21,984)	(29,127)
Prepaid expenses and other assets	51,442	17,708
Accounts payable and accrued expenses	(4,704)	1,399
Accrued interest payable	(11,499)	2,022
Other liabilities	(39,253)	(20,086)
Tenant leasing costs	(44,989)	(19,855)

Total adjustments	141,285	(238,696)

Net cash provided by operating activities	308,993	334,838

Cash flows from investing activities:
Acquisitions of real estate	—	(522,900)
Construction in progress	(206,603)	(181,056)
Building and other capital improvements	(37,285)	(23,681)
Tenant improvements	(53,935)	(55,988)
Proceeds from the sale of real estate	—	39,320
Cash recorded upon consolidation	—	79,468
Repayments of notes receivable, net	—	12,491
Capital contributions to unconsolidated joint ventures	(47,767)	—
Capital distributions from unconsolidated joint ventures	357	201,182
Investments in securities, net	(1,338)	(1,138)

Net cash used in investing activities	(346,571)	(452,302)

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2014	2013
	(in thousands)
Cash flows from financing activities:
Repayments of mortgage notes payable	(12,207)	(79,865)
Proceeds from unsecured senior notes	—	1,194,753
Repayment/redemption of unsecured exchangeable senior notes	(654,521)	(393,468)
Deferred financing costs	(31)	(8,546)
Net proceeds from preferred unit issuance	—	193,920
Net proceeds from equity transactions	1,162	(694)
Distributions	(612,612)	(223,451)
Contributions from noncontrolling interests in property partnerships	1,675	6,018
Distributions to noncontrolling interests in property partnerships	(14,449)	(4,450)

Net cash provided by (used in) financing activities	(1,290,983)	684,217

Net increase (decrease) in cash and cash equivalents	(1,328,561)	566,753
Cash and cash equivalents, beginning of period	2,365,137	1,041,978

Cash and cash equivalents, end of period	$1,036,576	$1,608,731

Supplemental disclosures:
Cash paid for interest	$379,766	$271,177

Interest capitalized	$32,586	$32,854

Non-cash investing and financing activities:
Additions to real estate included in accounts payable and accrued expenses	$4,831	$4,746

Real estate and related intangibles recorded upon consolidation	$—	$3,356,000

Debt recorded upon consolidation	$—	$2,056,000

Working capital recorded upon consolidation	$—	$170,748

Noncontrolling interests recorded upon consolidation	$—	$483,488

Investment in unconsolidated joint venture eliminated upon consolidation	$—	$361,808

Mortgage note payable extinguished through foreclosure	$—	$25,000

Real estate transferred upon foreclosure	$—	$6,954

Land improvements contributed by noncontrolling interest in property partnership	$—	$4,546

Distributions declared but not paid	$112,420	$112,425

Issuance of common stock in connection with the exchange of exchangeable senior notes	$—	$43,834

Conversions of redeemable partnership units to partners’ capital	$2,241	$10,309

Conversions of redeemable preferred units to common units	$33,306	$—

Issuance of restricted securities to employees	$27,445	$30,077

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Boston Properties Limited Partnership (the “Company”), a Delaware limited partnership, is the entity through which Boston Properties, Inc., a self-administered and self-managed real estate investment trust (“REIT”), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Boston Properties, Inc. is the sole general partner of the Company and at June 30, 2014 owned an approximate 89.5% (89.2% at June 30, 2013) general and limited partnership interest in the Company. Partnership interests in the Company are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). In addition, in February 2011 and February 2012, the Company issued LTIP Units in connection with the granting to employees of outperformance awards (also referred to as “2011 OPP Units” and “2012 OPP Units,” respectively, and collectively as “OPP Units”). On January 31, 2014, the measurement period for the Company’s 2011 OPP Unit awards expired and the Company’s total return to shareholders (“TRS”) was not sufficient for employees to earn and therefore become eligible to vest in any of the 2011 OPP Unit awards. Accordingly, all 2011 OPP Unit awards were automatically forfeited (See Notes 7 and 10). In February 2013 and February 2014, the Company issued LTIP Units in connection with the granting to employees of multi-year, long-term incentive program (“MYLTIP”) awards (also referred to as “2013 MYLTIP Units” and “2014 MYLTIP Units,” respectively, and collectively as “MYLTIP Units”). Because the rights, preferences and privileges of OPP Units and MYLTIP Units differ from other LTIP Units granted to employees as part of the annual compensation process, unless specifically noted otherwise, all references to LTIP Units exclude OPP Units and MYLTIP Units (See Notes 7 and 10).

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

At June 30, 2014, there were two series of Preferred Units outstanding (i.e., Series Four Preferred Units and Series B Preferred Units).

•

The Series Four Preferred Units are not convertible into or exchangeable for any security of the Company or Boston Properties, Inc., have a per unit liquidation preference of $50.00 and are entitled to receive quarterly distributions of $0.25 per unit (or an annual rate of 2.00%) (See Notes 7 and 12).

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

Properties

At June 30, 2014, the Company owned or had interests in a portfolio of 180 commercial real estate properties (the “Properties”) aggregating approximately 46.6 million net rentable square feet, including thirteen properties under construction totaling approximately 4.8 million net rentable square feet. In addition, the Company has structured parking for approximately 46,145 vehicles containing approximately 15.8 million square feet. At June 30, 2014, the Properties consist of:

•	171 office properties, including 132 Class A office properties (including twelve properties under construction) and 39 Office/Technical properties;

•	one hotel;

•	five retail properties (including one property under construction); and

•	three residential properties.

The Company owns or controls undeveloped land parcels totaling approximately 492.1 acres.

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report in the Company’s Form 10-K for its fiscal year ended December 31, 2013. Certain prior year amounts have been reclassified to conform to the current year presentation. In the third quarter of 2013, the Company modified the presentation of expenses to operate its San Francisco and Princeton regional offices to reflect the growing activity in its San Francisco region and to have a consistent presentation across the Company. These expenses, which totaled approximately $2.1 million and $4.0 million for the three and six months ended June 30, 2013, respectively, were previously included in Rental Operating Expenses and are now included in General and Administrative Expenses. In addition, beginning on January 1, 2014, the properties that were historically part of the Company’s Princeton region are reflected as the suburban component of the Company’s New York region (See Note 11).

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

Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate. The following table presents the aggregate carrying value of the Company’s indebtedness and the Company’s corresponding estimate of fair value as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount		Estimated Fair Value
Mortgage notes payable	$4,411,453	$4,547,761	$4,449,734		$4,545,283
Mezzanine notes payable	310,427	310,457	311,040		311,064
Unsecured senior notes	5,836,729	6,229,201	5,835,854		6,050,517
Unsecured exchangeable senior notes	—	—	744,880	(1)	750,266

Total	$10,558,609	$11,087,419	$11,341,508		$11,657,130

(1)	Includes the net adjustment for the equity component allocation totaling approximately $2.4 million at December 31, 2013.

Out-of-Period Adjustment

During the three months ended June 30, 2014, the Company recorded an additional allocation of net income to the noncontrolling interest holder in its Fountain Square consolidated joint venture totaling approximately $2.4 million related to the cumulative non-cash adjustment to the accretion of the changes in the redemption value of the noncontrolling interest. This resulted in the overstatement of Noncontrolling Interests in Property Partnerships by approximately $2.4 million during the three months ended June 30, 2014 and in the understatement of Noncontrolling Interests in Property Partnerships in the aggregate amount of approximately $2.4 million in previous periods. Because this adjustment was not material to the prior periods’ consolidated financial statements and the impact of recording the adjustment in the then-current period was not material to the Company’s consolidated financial statements, the Company recorded the related adjustment during the three months ended June 30, 2014.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contract with Customers (Topic 606)” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying ASU 2014-9, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB’s Accounting Standards Codification (“ASC”). ASU 2014-09 is effective for annual reporting periods (including interim periods within that reporting period) beginning after December 15, 2016 and shall be applied using either a full retrospective or modified retrospective approach. Early application is not permitted. The Company is currently assessing the potential impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC Topic No. 718, “Compensation—Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company does not expect the adoption of ASU 2014-12 to have a material impact on its consolidated financial statements.

3. Real Estate Activity During the Six Months Ended June 30, 2014

Developments

On February 10, 2014, the Company completed and fully placed in-service The Avant at Reston Town Center development project comprised of 359 apartment units and retail space aggregating approximately 355,000 square feet located in Reston, Virginia.

On April 1, 2014, the Company commenced construction of its 99 Third Avenue development project totaling approximately 17,000 net rentable square feet of retail space located in Waltham, Massachusetts.

On April 3, 2014, the Company commenced construction of its 690 Folsom Street development project totaling approximately 26,000 net rentable square feet of office and retail space located in San Francisco, California.

On April 10, 2014, a consolidated joint venture in which the Company has a 95% interest signed a lease with salesforce.com for 714,000 square feet at the new Salesforce Tower (formerly Transbay Tower), the 1.4 million square foot, 61-story Class A office development project currently under construction at 415 Mission Street in the South Financial District of San Francisco, California. In conjunction with the lease signing, the Company has commenced construction of the building.

On May 20, 2014, the Company commenced construction of its 888 Boylston Street development project totaling approximately 425,000 net rentable square feet of Class A office space located in Boston, Massachusetts.

On May 20, 2014, the Company commenced construction of its 10 CityPoint development project totaling approximately 245,000 net rentable square feet of Class A office space located in Waltham, Massachusetts.

Dispositions

The Company did not have any dispositions during the three and six months ended June 30, 2014. The following table summarizes the income from discontinued operations for the three and six months ended June 30, 2013 related to One Preserve Parkway, 10 & 20 Burlington Mall Road, 1301 New York Avenue, Montvale Center and 303 Almaden Boulevard and the related gain on forgiveness of debt and impairment loss:

	For the three months ended June 30, 2013	For the six months ended June 30, 2013
	(in thousands)
Total revenue	$6,815	$13,850
Expenses
Operating	2,352	4,795
Depreciation and amortization	1,148	2,886

Total expenses	3,500	7,681

Operating income	3,315	6,169
Other expense
Interest expense	—	360

Income from discontinued operations	$3,315	$5,809

Gain on forgiveness of debt from discontinued operations	$—	$20,736

Impairment loss from discontinued operations	$—	$(2,852)

On June 11, 2014, the Company entered into a contract for the sale of its Patriots Park properties located in Reston, Virginia for a sale price of $321.0 million, which exceeds the carrying value at June 30, 2014. Patriots Park consists of three Class A office properties aggregating approximately 706,000 net rentable square feet. The sale is subject to government approvals and the satisfaction of customary closing conditions and there can be no assurance that the sale will be consummated on the terms currently contemplated or at all.

4. Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consist of the following at June 30, 2014:

Entity	Properties	Nominal % Ownership		Carrying Value of Investment
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.0%		$(9,112)
The Metropolitan Square Associates LLC	Metropolitan Square	51.0%		6,561
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(1)	(1,974)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3	%(2)	46,455
Annapolis Junction NFM, LLC	Annapolis Junction	50.0	%(3)	23,763
2 GCT Venture LLC	N/A	60.0	%(4)	326
540 Madison Venture LLC	540 Madison Avenue	60.0%		69,664
500 North Capitol LLC	500 North Capitol Street, NW	30.0%		(862)
501 K Street LLC	501 K Street	50.0	%(5)	42,118

				$176,939

(1)	The Company’s economic ownership has increased based on the achievement of certain return thresholds.
(2)	The Company’s wholly-owned entity that owns the office component of the project also owns a 33.3% interest in the entity owning the land, parking garage and infrastructure of the project.
(3)	The joint venture owns two in-service buildings, two buildings under construction and two undeveloped land parcels.
(4)	Two Grand Central Tower was sold on October 25, 2011.
(5)	Under the joint venture agreement, the partner will be entitled to up to two additional payments from the venture based on increases in total square footage of the project above 520,000 square feet and achieving certain project returns at stabilization.

Certain of the Company’s unconsolidated joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
ASSETS
Real estate and development in process, net	$1,010,834	$924,297
Other assets	175,872	163,149

Total assets	$1,186,706	$1,087,446

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable	$747,988	$749,732
Other liabilities	26,704	28,830
Members’/Partners’ equity	412,014	308,884

Total liabilities and members’/partners’ equity	$1,186,706	$1,087,446

Company’s share of equity	$205,134	$154,726
Basis differentials (1)	(28,195)	(28,642)

Carrying value of the Company’s investments in unconsolidated joint ventures	$176,939	$126,084

(1)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials occur from impairment of investments and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Total revenue (1)	$38,437	$99,831	$76,471	$235,481
Expenses
Operating	15,461	32,497	30,925	74,863
Depreciation and amortization	9,167	27,141	18,259	66,418

Total expenses	24,628	59,638	49,184	141,281

Operating income	13,809	40,193	27,287	94,200
Other expense
Interest expense	7,984	40,054	15,996	96,288
Losses from early extinguishment of debt	—	1,677	—	1,677

Income (loss) from continuing operations	5,825	(1,538)	11,291	(3,765)
Gain on sale of real estate	—	1,766	—	1,766

Net income (loss)	$5,825	$228	$11,291	$(1,999)

Company’s share of net income (loss)	$2,578	$683	$5,203	$(1,175)
Gain on sale of real estate	—	43,327	—	43,327
Basis differential	256	(2,070)	447	(1,626)
Elimination of inter-entity interest on partner loan	—	6,843	—	16,978

Income from unconsolidated joint ventures	$2,834	$48,783	$5,650	$57,504

Gains on consolidation of joint ventures	$—	$387,801	$—	$387,801

(1)	Includes straight-line rent adjustments of $0.3 million and $3.1 million for the three months ended June 30, 2014 and 2013, respectively, and $0.9 million and $7.1 million for the six months ended June 30, 2014 and 2013, respectively. Includes net below-market rent adjustments of $(0.1) million and $13.5 million for the three months ended June 30, 2014 and 2013, respectively, and $0.0 million and $34.0 million for the six months ended June 30, 2014 and 2013, respectively.

On April 10, 2014, the Company entered into a joint venture with an unrelated third party to acquire a parcel of land located at 501 K Street in Washington, DC. The Company anticipates the land parcel will accommodate an approximate 520,000 square foot Class A office property to be developed in the future. The joint venture partner contributed the land for a 50% interest in the joint venture and the Company contributed cash of approximately $39.0 million for its 50% interest. Under the joint venture agreement, the partner will be entitled to up to two additional payments from the venture based on increases in total square footage of the project above 520,000 square feet and achieving certain project returns at stabilization.

On April 30, 2014, the Company’s partner in its Annapolis Junction joint venture contributed a parcel of land and improvements and the Company contributed cash of approximately $5.4 million to the joint venture. The Company has a 50% interest in this joint venture. The joint venture has commenced construction of Annapolis Junction Building Eight, which when completed will consist of a Class A office property with approximately 125,000 net rentable square feet located in Annapolis, Maryland. In addition, on June 23, 2014, the joint venture obtained construction financing collateralized by the development project totaling $26.0 million. The construction financing bears interest at a variable rate equal to LIBOR plus 1.50% per annum and matures on June 23, 2017, with two, one-year extension options, subject to certain conditions.

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

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. With limited exception, under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners (See also Note 7). Under certain of the Company’s joint venture agreements, if certain return thresholds are achieved the partners will be entitled to an additional promoted interest or payments.

In connection with the assumption of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture, 767 Venture, LLC, the Company guaranteed the consolidated joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of June 30, 2014, the maximum funding obligation under the guarantee was approximately $22.4 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.

In connection with the mortgage financing collateralized by the Company’s John Hancock Tower property located in Boston, Massachusetts, the Company has agreed to guarantee approximately $30.5 million related to its obligations to provide funds for certain tenant re-leasing costs. The mortgage financing matures on January 6, 2017.

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

In 2009, the Company filed a general unsecured creditor’s claim against Lehman Brothers, Inc. for $45.3 million related to its rejection of a lease at 399 Park Avenue in New York City. On January 10, 2014, the trustee for the liquidation of the business of Lehman Brothers allowed the Company’s claim in the amount of $45.2 million. Recently, claims of similar priority were quoted privately within a range of $0.40 to $0.41 per $1.00 of claim. The Company was notified on July 30, 2014 that the bankruptcy court approved the trustee’s motion to make an initial interim distribution to holders of claims as of July 15, 2014. The Company will continue to evaluate whether to attempt to sell the claim or wait until the trustee distributes proceeds from the Lehman estate.

Given the inherent uncertainties in bankruptcy proceedings, there can be no assurance as to the timing or amount of potential proceeds, if any, that the Company may ultimately realize on the claim, whether by sale to a third party or by one or more distributions from the trustee. Accordingly, the Company has not recorded any estimated recoveries associated with this gain contingency within its consolidated financial statements at June 30, 2014.

Insurance

The Company carries insurance coverage on its properties of types and in amounts and with deductibles that it believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) and the Company can provide no assurance that it will be extended further. Currently, the Company’s property insurance program per occurrence limits are $1.0 billion for its portfolio insurance program, including coverage for acts of terrorism other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). The Company also carries $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of coverage in the Company’s property insurance program. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage. Through June 9, 2014, $1.375 billion of the Terrorism Coverage for 767 Fifth Avenue in excess of $250 million was provided by NYXP, LLC (“NYXP”), as a direct insurer. After June 9, 2014, all of the Terrorism Coverage for 767 Fifth Avenue has been provided by third party insurers. The Company also currently carries nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under TRIA (“NBCR Coverage”), which is provided by IXP as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding certain other properties owned in joint ventures with third parties or which the Company manages. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage provided by IXP and the Terrorism Coverage provided by NYXP are backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” The program trigger is $100.0 million and the coinsurance is 15%. Under TRIPRA, if the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. The Company may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in its portfolio or for any other reason. In the event TRIPRA is not extended beyond December 31, 2014, (i) the Company’s $1.0 billion portfolio property insurance program and the $250 million of additional Terrorism Coverage for 601 Lexington Avenue will continue to provide Terrorism Coverage through the expiration of the program on March 1, 2015, (ii) the Company will evaluate alternative approaches to secure coverage for acts of terrorism thereby potentially increasing our overall cost of insurance, (iii) if such insurance is not available at commercially reasonable rates with limits equal to our current coverage or at all, the Company may not continue to have full occurrence limit coverage for acts of terrorism, (iv) the Company may not satisfy the insurance requirements under existing or future debt financings secured by individual properties, (v) the Company may not be able to obtain future debt financings secured by individual properties and (vi) the Company may cancel the insurance policies issued by IXP for the NBCR Coverage. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance and maintain terrorism insurance in amounts and on terms that are commercially reasonable.

The Company also currently carries earthquake insurance on its properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that the Company believes is commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, the Company currently carries earthquake insurance which covers its San Francisco region

(excluding 535 Mission Street and Salesforce Tower (formerly Transbay Tower)) with a $120 million per occurrence limit and a $120 million annual aggregate limit, $20 million of which is provided by IXP, as a direct insurer. The builders risk policy maintained for the development of 535 Mission Street in San Francisco includes a $15 million per occurrence and annual aggregate limit of earthquake coverage. In addition, the builders risk policy maintained for the development of Salesforce Tower (formerly Transbay Tower) in San Francisco includes a $15 million per occurrence and annual aggregate limit of earthquake coverage (on July 28, 2014 this was increased to $60 million). The amount of the Company’s earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact the Company’s ability to finance properties subject to earthquake risk. The Company may discontinue earthquake insurance or change the structure of its earthquake insurance program on some or all of its properties in the future if the premiums exceed the Company’s estimation of the value of the coverage.

IXP, a captive insurance company which is a wholly-owned subsidiary of the Company, acts as a direct insurer with respect to a portion of the Company’s earthquake insurance coverage for its Greater San Francisco properties and the Company’s NBCR Coverage. NYXP, a captive insurance company which is a wholly-owned subsidiary of the Company, acted as a direct insurer with respect to a portion of the Company’s Terrorism Coverage for 767 Fifth Avenue through June 9, 2014. NYXP only insured losses which exceeded the program trigger under TRIA and NYXP reinsured with a third-party insurance company any coinsurance payable under TRIA. Insofar as the Company owns IXP and NYXP, it is responsible for their liquidity and capital resources, and the accounts of IXP and NYXP are part of the Company’s consolidated financial statements. In particular, if a loss occurs which is covered by the Company’s NBCR Coverage but is less than the applicable program trigger under TRIA, IXP would be responsible for the full amount of the loss without any backstop by the Federal Government. IXP and NYXP would also be responsible for any recoupment charges by the Federal Government in the event losses are paid out and their insurance policies are maintained after the payout by the Federal Government. If the Company experiences a loss and IXP or NYXP are required to pay under their insurance policies, the Company would ultimately record the loss to the extent of the required payment. Therefore, insurance coverage provided by IXP and NYXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance. In addition, the Company has issued a guarantee to cover liabilities of IXP in the amount of $20.0 million.

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

7. Noncontrolling Interests

Noncontrolling interests relate to the interests in the Company not owned by Boston Properties, Inc. and interests in consolidated property partnerships not wholly-owned by the Company. As of June 30, 2014, the noncontrolling interests in the Company consisted of 16,458,014 OP Units, 1,511,796 LTIP Units, 394,590 2012 OPP Units, 314,974 2013 MYLTIP Units, 483,555 2014 MYLTIP Units and 360,126 Series Four Preferred Units (none of which are convertible into OP Units) held by parties other than Boston Properties, Inc.

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

The following table reflects the activity of the noncontrolling interest—redeemable interest in property partnership in the Company’s Fountain Square consolidated joint venture for the six months ended June 30, 2014 and 2013 (in thousands):

Balance at January 1, 2014	$99,609
Net loss	(240)
Distributions	(2,300)
Adjustment to reflect redeemable interest at redemption value	6,709 (1)

Balance at June 30, 2014	$103,778

Balance at January 1, 2013	$97,558
Net loss	(980)
Distributions	(2,950)
Adjustment to reflect redeemable interest at redemption value	4,534

Balance at June 30, 2013	$98,162

(1)	Includes an out-of-period adjustment totaling approximately $2.4 million (See Note 2).

Noncontrolling Interest—Redeemable Preferred Units of the Company

On March 11, 2014, the Company’s general partner notified the holders of the outstanding Series Two Preferred Units that it had elected to redeem all of such Series Two Preferred Units on May 12, 2014. As a result of the Company’s general partner’s election to redeem the units, all of the holders of the Series Two Preferred Units elected to convert such units into 1.312336 OP Units, or an aggregate of 874,168 OP Units, on or before May 12, 2014. As of May 12, 2014, the holders of all remaining 666,116 Series Two Preferred Units of partnership interest in the Company converted such units into an aggregate of 874,168 OP Units. The Series Two Preferred Units bore a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) 6.00% per annum on a liquidation preference of $50.00 per unit, and were convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). In connection with the conversion of the remaining Series Two Preferred Units in May 2014, the Company paid accrued and unpaid distributions which included the special cash distribution on an as-converted basis. On February 18, 2014, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.85302 per unit. Due to the holders’ redemption option existing outside the control of the Company’s general partner, the Series Two Preferred Units were presented outside of permanent equity in the Company’s Consolidated Balance Sheets.

The Preferred Units at June 30, 2014 consisted of 360,126 Series Four Preferred Units, which bear a preferred distribution equal to 2.00% per annum on a liquidation preference of $50.00 per unit and are not convertible into OP Units. The holders of Series Four Preferred Units have the right, at certain times and subject to certain conditions set forth in the Certificate of Designations establishing the rights, limitations and preferences of the Series Four Preferred Units, to require the Company to redeem all their units for cash at the redemption price of $50.00 per unit. The Company also has the right, at certain times and subject to certain conditions, to redeem all of the Series Four Preferred Units for cash at the redemption price of $50.00 per unit. In order to secure the performance of certain post-issuance obligations by the holders, all of such outstanding Series Four Preferred Units were subject to forfeiture pursuant to the terms of a pledge agreement and not eligible for redemption until and unless such security interest is released. On May 19, 2014, the Company released to the holders 319,687 Series Four Preferred Units that were previously subject to the security interest. On June 26, 2014, the Company notified the holders that it had elected to redeem such 319,687 Series Four Preferred Units on July 3, 2014 at the redemption price of $50.00 per unit, plus accrued and unpaid distributions. Due to the holders’ redemption option existing outside the control of the Company, the Series Four Preferred Units are not included in Partners’ Capital in the Company’s Consolidated Balance Sheets. See Note 12.

On February 18, 2014, the Company paid a distribution on its outstanding Series Four Preferred Units of $0.25 per unit. On May 15, 2014, the Company paid a distribution on its outstanding Series Four Preferred Units of $0.25 per unit.

The following table reflects the activity of the noncontrolling interests—redeemable preferred units of the Company for the six months ended June 30, 2014 and 2013 (in thousands):

Balance at January 1, 2014	$105,746
Net income	939
Distributions	(939)
Reallocation of partnership interest (1)	(87,740)

Balance at June 30, 2014	$18,006

Balance at January 1, 2013	$199,378
Net income	2,303
Distributions	(2,303)
Reallocation of partnership interest	(444)

Balance at June 30, 2013	$198,934

(1)	Includes the conversion of the remaining 666,116 Series Two Preferred Units into 874,168 OP Units during the six months ended June 30, 2014.

Noncontrolling Interest—Common Units of the Company

During the six months ended June 30, 2014, 66,612 OP Units were presented by the holders for redemption (including 65,275 OP Units issued upon conversion of LTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.

At June 30, 2014, the Company had outstanding 394,590 2012 OPP Units, 314,974 2013 MYLTIP Units and 483,555 2014 MYLTIP Units. Prior to the measurement date (February 6, 2015 for 2012 OPP Units, February 4, 2016 for 2013 MYLTIP Units and February 3, 2017 for 2014 MYLTIP Units), holders of OPP Units and MYLTIP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of OPP Units and MYLTIP Units, both vested and unvested, that OPP and MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.

On January 31, 2014, the measurement period for the Company’s 2011 OPP Unit awards expired and Boston Properties, Inc.’s TRS was not sufficient for employees to earn and therefore become eligible to vest in any of the 2011 OPP Unit awards. As a result, the Company accelerated the then remaining unrecognized compensation expense totaling approximately $1.2 million during the six months ended June 30, 2014. Accordingly, all 2011 OPP Unit awards were automatically forfeited.

On January 29, 2014, the Company paid a special cash distribution on the OP Units and LTIP Units in the amount of $2.25 per unit, a regular quarterly cash distribution on the OP Units and LTIP Units in the amount of $0.65 per unit, and a regular quarterly distribution on the 2011 OPP Units, 2012 OPP Units and 2013 MYLTIP Units in the amount of $0.065 per unit, to holders of record as of the close of business on December 31, 2013. The special cash distribution was in addition to the regular quarterly distribution on the OP Units and LTIP Units. Holders of the 2011 OPP Units, 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units are not entitled to receive any special distributions. On April 30, 2014, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.65 per unit, and a distribution on the 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units in the amount of $0.065 per unit, to holders of record as of the close of business on March 31, 2014. On June 19, 2014, Boston Properties, Inc., as general partner of the Company, declared a distribution on the OP Units and LTIP Units in the amount of $0.65 per unit and a distribution on the 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units in the amount of $0.065 per unit, in each case payable on July 31, 2014 to holders of record as of the close of business on June 30, 2014.

The following table reflects the activity of the noncontrolling interests—redeemable common units for the six months ended June 30, 2014 and 2013 (in thousands):

Balance at January 1, 2014	$1,710,218
Contributions	23,990
Net income	15,010
Distributions	(22,673)
Conversion of redeemable partnership units	(2,241)
Unearned compensation	(11,091)
Accumulated other comprehensive loss	126
Adjustment to reflect redeemable partnership units at redemption value	410,333

Balance at June 30, 2014	$2,123,672

Balance at January 1, 2013	$1,836,522
Contributions	26,384
Net income	57,177
Distributions	(22,705)
Conversion of redeemable partnership units	(10,309)
Unearned compensation	(5,996)
Accumulated other comprehensive loss	127
Adjustment to reflect redeemable partnership units at redemption value	(66,718)

Balance at June 30, 2013	$1,814,482

Pursuant to the Company’s partnership agreement, certain limited partners in the Company have the right to redeem all or any portion of their interest for cash from the Company. However, Boston Properties, Inc. may elect to acquire the limited partner’s interest by issuing its Common Stock in exchange for the interest. The amount of cash to be paid to the limited partner if the redemption right is exercised and Boston Properties, Inc. does not elect to issue its Common Stock is based on the trading price of Boston Properties, Inc.’s common stock at that time. Due to the redemption option existing outside the control of the Company, such limited partners’ units are not included in Partners’ Capital. The value of the OP Units not owned by Boston Properties, Inc. (including LTIP Units assuming that all conditions had been met for the conversion thereof), assuming all of such units had been redeemed at June 30, 2014 was approximately $2.1 billion based on the closing price of Boston Properties, Inc.’s common stock of $118.18 per share.

Noncontrolling Interests—Property Partnerships

The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $721.1 million at June 30, 2014 and approximately $726.1 million at December 31, 2013, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.

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

The following table reflects the activity of the noncontrolling interests in property partnerships for the six months ended June 30, 2014 and 2013 (in thousands):

Balance at January 1, 2014	$726,132
Capital contributions	1,675
Net income	5,438
Distributions	(12,149)

Balance at June 30, 2014	$721,096

Balance at January 1, 2013	$(1,964)
Fair value of capital recorded upon consolidation	483,488
Capital contributions	10,564
Net income (loss)	(1,199)
Distributions	(1,500)

Balance at June 30, 2013	$489,389

8. Partners’ Capital

As of June 30, 2014, Boston Properties, Inc. owned 1,710,624 general partnership units and 151,381,950 limited partnership units.

On June 3, 2014, Boston Properties, Inc. established a new “at the market” (ATM) stock offering program through which it may sell from time to time up to an aggregate of $600.0 million of its common stock through sales agents over a three-year period. This program replaces Boston Properties, Inc.’s prior $600.0 million ATM stock offering program that expired on June 2, 2014 with approximately $305.3 million of unsold common stock. Boston Properties, Inc. intends to use the net proceeds from any offering for general business purposes, which may include investment opportunities and debt reduction. Boston Properties, Inc. contributes the net proceeds from any such sales to the Company in exchange for a number of OP Units equal to the number of shares issued. No shares of common stock have been issued under this new ATM stock offering program.

During the six months ended June 30, 2014, Boston Properties, Inc. acquired 66,612 OP Units in connection with the redemption of an equal number of redeemable OP Units from third parties.

During the six months ended June 30, 2014, the Company issued 17,124 OP Units to Boston Properties, Inc. in connection with the exercise by certain employees of options to purchase Common Stock of Boston Properties, Inc.

On January 29, 2014, the Company paid a special cash distribution and regular quarterly distribution aggregating $2.90 per OP Unit to unitholders of record as of the close of business on December 31, 2013. On April 30, 2014, the Company paid a distribution of $0.65 per OP Unit to unitholders of record as of the close of business on March 31, 2014. On June 19, 2014, Boston Properties, Inc.’s Board of Directors declared a distribution of $0.65 per OP Unit payable on July 31, 2014 to unitholders of record as of the close of business on June 30, 2014.

As of June 30, 2014, Boston Properties, Inc. had 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) outstanding of its 5.25% Series B Cumulative Redeemable Preferred Stock, with a liquidation preference of $2,500.00 per share ($25.00 per depositary share). Boston Properties, Inc. contributed the net proceeds of the offering to the Company in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock. Boston Properties, Inc. will pay cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. Boston Properties, Inc. may not redeem the Series B Preferred Stock prior to

March 27, 2018, except in certain circumstances relating to the preservation of Boston Properties, Inc.’s REIT status. On or after March 27, 2018, Boston Properties, Inc., at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of Boston Properties, Inc., the Company or its affiliates.

On February 18, 2014, the Company paid a distribution on its outstanding Series B Preferred Units of $32.8125 per unit. On May 15, 2014, the Company paid a distribution on its outstanding Series B Preferred Units of $32.8125 per unit. On June 19, 2014, Boston Properties, Inc.’s Board of Directors declared a distribution of $32.8125 per Series B Preferred Unit payable on August 15, 2014 to shareholders of record as of the close of business on August 5, 2014.

9. Earnings Per Common Unit

The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership by the weighted-average number of common units outstanding during the period. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of the Company and as a result these are considered participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and the Company’s LTIP Units, OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the OPP Units and MYLTIP Units require Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,304,000 and 16,995,000 redeemable common units for the three months ended June 30, 2014 and 2013, respectively, and approximately 17,059,000 and 17,049,000 redeemable common units for the six months ended June 30, 2014 and 2013, respectively.

	For the three months ended June 30, 2014
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$87,436	170,382	$0.51
Effect of Dilutive Securities:
Stock Based Compensation	—	160	—

Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$87,436	170,542	$0.51

	For the three months ended June 30, 2013
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties Limited Partnership	$501,874	168,933	$2.97
Discontinued operations attributable to Boston Properties Limited Partnership	3,315	—	0.02
Allocation of undistributed earnings to participating securities	(4,035)	—	(0.02)

Net income attributable to Boston Properties Limited Partnership	$501,154	168,933	$2.97
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	552	(0.01)

Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$501,154	169,485	$2.96

	For the six months ended June 30, 2014
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$149,655	170,113	$0.88
Effect of Dilutive Securities:
Stock Based Compensation	—	149	—

Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$149,655	170,262	$0.88

	For the six months ended June 30, 2013
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties Limited Partnership	$542,419	168,842	$3.21
Discontinued operations attributable to Boston Properties Limited Partnership	23,693	—	0.14
Allocation of undistributed earnings to participating securities	(3,536)	—	(0.02)

Net income attributable to Boston Properties Limited Partnership	$562,576	168,842	$3.33
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	429	(0.01)

Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$562,576	169,271	$3.32

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

Under the FASB’s ASC 718 “Compensation-Stock Compensation” the 2014 MYLTIP awards have an aggregate value of approximately $12.7 million, which amount will generally be amortized into earnings over the four-year plan period under the graded vesting method.

On January 31, 2014, the measurement period for the Company’s 2011 OPP Unit awards expired and Boston Properties, Inc.’s TRS was not sufficient for employees to earn and therefore become eligible to vest in any of the 2011 OPP Unit awards. As a result, the Company accelerated the then remaining unrecognized compensation expense totaling approximately $1.2 million during the six months ended June 30, 2014. Accordingly, all 2011 OPP Unit awards were automatically forfeited.

During the six months ended June 30, 2014, Boston Properties, Inc. issued 23,968 shares of restricted common stock, no non-qualified stock options and the Company issued 127,094 LTIP Units and 485,459 2014 MYLTIP Units to employees and non-employee directors under the 2012 Plan. Employees and non-employee directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2014 MYLTIP Unit. An LTIP Unit is generally the economic equivalent of a share of restricted stock in Boston Properties, Inc. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. Grants of restricted stock and LTIP Units to employees vest in four equal annual installments. Restricted stock is measured at fair value on the date of grant based on the number of shares granted, as adjusted for forfeitures, and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted stock granted during the six months ended June 30, 2014 were valued at approximately $2.6 million ($109.27 per share weighted-average). The LTIP Units granted were valued at approximately $12.8 million ($100.61 per unit weighted-average fair value) using a Monte Carlo simulation method model. The per unit fair value of each LTIP Unit granted was estimated on the date of grant using the following assumptions: an expected life of 5.7 years, a risk-free interest rate of 1.84% and an expected price volatility of 27%. As the 2011 OPP Units, 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the compensation expense related to the 2011 OPP Units, 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Partners’ Capital in the Consolidated

Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2011 OPP Units, 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units was approximately $6.2 million and $6.4 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $16.0 million and $31.9 million for the six months ended June 30, 2014 and 2013, respectively. On January 31, 2014, the measurement period for the Company’s 2011 OPP Awards expired and Boston Properties, Inc.’s TRS was not sufficient for employees to earn and therefore become eligible to vest in any of the 2011 OPP Awards. As a result, the Company accelerated the then remaining unrecognized compensation expense totaling approximately $1.2 million. For the three and six months ended June 30, 2013, stock-based compensation expense includes approximately $1.6 million and $18.6 million, respectively, consisting of the acceleration of the expense of Boston Properties, Inc.’s Executive Chairman’s stock-based compensation awards and the stock-based compensation awards associated with his transition benefits agreement related to Boston Properties, Inc.’s succession planning. At June 30, 2014, there was $22.3 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and $18.6 million of unrecognized compensation expense related to unvested 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 3.1 years.

11. Segment Information

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. Beginning on January 1, 2014, the properties that were historically part of the Princeton region are reflected as the suburban component of the New York region. The operations for the Princeton region, including the reclassification between Rental Operating Expenses and General and Administrative Expenses for the three and six months ended June 30, 2013 as detailed below, have been included in the New York region. Accordingly, amounts reflected below for the New York region have been adjusted to reflect the Company’s retrospective inclusion of the Princeton region in the New York region. The Company’s segments by geographic area are Boston, New York, San Francisco and Washington, DC. Segments by property type include: Class A Office, Office/Technical, Residential and Hotel.

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services income, general and administrative expenses, transaction costs, impairment loss, interest expense, depreciation and amortization expense, gains from investments in securities, gains from early extinguishments of debt, income from unconsolidated joint ventures, gains on consolidation of joint ventures, discontinued operations and noncontrolling interests are not included in Net Operating Income as internal reporting addresses these items on a corporate level.

Net Operating Income is not a measure of operating results or cash flows from operating activities as measured by accounting principles generally accepted in the United States of America, and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate Net Operating Income in the same manner. The Company considers Net Operating Income to be an appropriate supplemental measure to net income because it helps both investors and management to understand the core operations of the Company’s properties. The Company’s management also uses Net Operating Income to evaluate regional property level performance and to make decisions about resource allocations. Further, the Company believes Net Operating Income is useful to investors as a performance measure because, when compared across periods, Net Operating Income reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspectives not immediately apparent from net income attributable to Boston Properties Limited Partnership.

In the third quarter of 2013, the Company modified the presentation of expenses to operate its San Francisco and Princeton regional offices to reflect the growing activity in its San Francisco region and to have a consistent presentation across the Company. For San Francisco these expenses, which totaled approximately $1.6 million and $3.1 million for the three and six months ended June 30, 2013, respectively, and for Princeton these expenses, which totaled approximately $0.5 million and $0.9 million for the three and six months ended June 30, 2013, respectively, were previously included in Rental Operating Expenses and are now included in General and Administrative Expenses.

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

Information by geographic area and property type (dollars in thousands):

For the three months ended June 30, 2014:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$173,128	$223,899	$57,450	$94,222	$548,699
Office/Technical	5,912	—	6,341	3,671	15,924
Residential	1,089	—	—	5,209	6,298
Hotel	12,367	—	—	—	12,367

Total	192,496	223,899	63,791	103,102	583,288

% of Grand Totals	33.00%	38.39%	10.94%	17.67%	100.00%
Rental Expenses:
Class A Office	65,818	74,962	21,282	32,481	194,543
Office/Technical	1,736	—	1,308	1,123	4,167
Residential	544	—	—	3,392	3,936
Hotel	7,315	—	—	—	7,315

Total	75,413	74,962	22,590	36,996	209,961

% of Grand Totals	35.92%	35.70%	10.76%	17.62%	100.00%

Net operating income	$117,083	$148,937	$41,201	$66,106	$373,327

% of Grand Totals	31.36%	39.89%	11.04%	17.71%	100.00%

For the three months ended June 30, 2013:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$164,137	$158,158	$53,331	$95,054	$470,680
Office/Technical	5,538	—	5,327	4,031	14,896
Residential	1,065	—	—	4,419	5,484
Hotel	11,118	—	—	—	11,118

Total	181,858	158,158	58,658	103,504	502,178

% of Grand Totals	36.21%	31.49%	11.68%	20.62%	100.00%
Rental Expenses:
Class A Office	62,693	55,357	19,657	31,711	169,418
Office/Technical	1,627	—	1,116	1,027	3,770
Residential	407	—	—	2,423	2,830
Hotel	7,335	—	—	—	7,335

Total	72,062	55,357	20,773	35,161	183,353

% of Grand Totals	39.30%	30.19%	11.33%	19.18%	100.00%

Net operating income	$109,796	$102,801	$37,885	$68,343	$318,825

% of Grand Totals	34.44%	32.24%	11.88%	21.44%	100.00%

For the six months ended June 30, 2014:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$344,070	$441,207	$112,058	$191,270	$1,088,605
Office/Technical	11,732	—	12,558	7,331	31,621
Residential	2,252	—	—	9,728	11,980
Hotel	20,560	—	—	—	20,560

Total	378,614	441,207	124,616	208,329	1,152,766

% of Grand Totals	32.84%	38.28%	10.81%	18.07%	100.00%
Rental Expenses:
Class A Office	137,216	149,333	40,595	65,920	393,064
Office/Technical	3,425	—	2,522	2,325	8,272
Residential	992	—	—	6,706	7,698
Hotel	14,112	—	—	—	14,112

Total	155,745	149,333	43,117	74,951	423,146

% of Grand Totals	36.81%	35.29%	10.19%	17.71%	100.00%

Net operating income	$222,869	$291,874	$81,499	$133,378	$729,620

% of Grand Totals	30.55%	40.00%	11.17%	18.28%	100.00%

For the six months ended June 30, 2013:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$324,961	$296,681	$106,002	$188,413	$916,057
Office/Technical	11,191	—	5,478	8,074	24,743
Residential	2,132	—	—	8,930	11,062
Hotel	19,409	—	—	—	19,409

Total	357,693	296,681	111,480	205,417	971,271

% of Grand Totals	36.83%	30.54%	11.48%	21.15%	100.00%
Rental Expenses:
Class A Office	127,979	104,445	38,030	62,467	332,921
Office/Technical	3,414	—	1,151	2,031	6,596
Residential	850	—	—	4,713	5,563
Hotel	14,379	—	—	—	14,379

Total	146,622	104,445	39,181	69,211	359,459

% of Grand Totals	40.79%	29.06%	10.90%	19.25%	100.00%

Net operating income	$211,071	$192,236	$72,299	$136,206	$611,812

% of Grand Totals	34.50%	31.42%	11.82%	22.26%	100.00%

The following is a reconciliation of Net Operating Income to net income attributable to Boston Properties Limited Partnership:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net Operating Income	$373,327	$318,825	$729,620	$611,812
Add:
Development and management services income	6,506	7,855	11,722	16,588
Income from unconsolidated joint ventures	2,834	48,783	5,650	57,504
Gain on consolidation of joint ventures	—	387,801	—	387,801
Interest and other income	2,109	1,296	3,420	2,767
Gains from investments in securities	662	181	948	916
Gains from early extinguishments of debt	—	152	—	152
Income from discontinued operations	—	3,315	—	5,809
Gain on forgiveness of debt from discontinued operations	—	—	—	20,736
Less:
General and administrative expense	23,271	24,316	53,176	69,832
Transaction costs	661	535	1,098	978
Depreciation and amortization expense	152,602	131,506	304,847	248,915
Interest expense	110,977	103,140	224,531	203,573
Impairment loss	—	—	—	4,401
Impairment loss from discontinued operations	—	—	—	2,852
Noncontrolling interest in property partnerships	7,553	(219)	11,907	2,355
Noncontrolling interest—redeemable preferred units	2,938	3,741	6,146	5,067

Net income attributable to Boston Properties Limited Partnership	$87,436	$505,189	$149,655	$566,112

12. Subsequent Events

On July 1, 2014, the Company used available cash to repay the mortgage loan collateralized by its New Dominion Technology Park Building Two property located in Herndon, Virginia totaling $63.0 million. The mortgage loan bore interest at a fixed rate of 5.55% per annum and was scheduled to mature on October 1, 2014. There was no prepayment penalty.

On July 3, 2014, the Company redeemed 319,687 Series Four Preferred Units for cash totaling approximately $16.0 million. An aggregate of 40,440 Series Four Preferred Units remain outstanding and subject to a security interest under a pledge agreement.

On July 23, 2014, the tenant exercised the purchase option under its ground lease at the Company’s Broad Run Business Park property located in Loudoun County, Virginia for a sale price of approximately $9.8 million. Broad Run Business Park is an approximately 15.5 acre land parcel subject to the ground lease with the tenant that was scheduled to expire on October 31, 2048. The sale is subject to the satisfaction of customary closing conditions and there can be no assurance that the sale will be consummated on the terms currently contemplated or at all.

On July 29, 2014, the Company completed the sale of its Mountain View Technology Park properties and Mountain View Research Park Building Sixteen property located in Mountain View, California for an aggregate sale price of approximately $92.1 million. Mountain View Technology Park is a seven-building complex of Office/Technical properties aggregating approximately 135,000 net rentable square feet. Mountain View Research Park Building Sixteen is an Office/Technical property with approximately 63,000 net rentable square feet.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•

the continuing impacts of the relatively weak economic recovery, relatively high unemployment and other macroeconomic trends, which are having and may continue to have a negative effect on the following, among other things:

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

Overview

Boston Properties Limited Partnership is the entity through which Boston Properties, Inc. conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Our properties are concentrated in four markets-Boston, New York, San Francisco and Washington, DC. We generate revenue and cash primarily by leasing Class A office space to our tenants. Factors we consider when we lease space include the creditworthiness of the tenant, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the costs of tenant improvements and other landlord concessions, current and anticipated operating costs and real estate taxes, our current and anticipated vacancy, current and anticipated future demand for office space and general economic factors. From time to time, we also generate cash through the sale of assets.

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

Our portfolio is concentrated in markets and submarkets where businesses are oriented on new ideas, such as technology, advertising, media and information distribution (often referred to as “TAMI”), mobility, life sciences and medical devices, and these segments of the economy are expanding and leasing additional office space. This is particularly true in the San Francisco Central Business District (“CBD”), Silicon Valley, Cambridge, Massachusetts and suburban Boston submarkets where we are seeing increasing levels of leasing activity. However, there continue to be headwinds against more rapid improvements in the overall office business. The strongest force is densification, which occurs as businesses seek to cater to more collaborative work environments and fit people more efficiently into less space. In addition, markets such as Washington, DC and, to a lesser extent, midtown Manhattan that are more reliant on traditional tenants, such as government, financial services and law firms, are experiencing relatively lower levels of activity and growth. We are also seeing new construction in our markets accommodating both growing tenant sectors and tenants seeking more efficient space utilization. This may result in an increase in supply and create challenges for us to increase our occupancy and the rents we can realize. Despite these challenges, we remain optimistic about the long-term operating fundamentals in all of our markets.

Leasing activity in our portfolio remains strong. During the second quarter of 2014, we signed approximately 2.1 million square feet of leases covering vacant space, extensions and expansions, and pre-leasing for our development projects, including a 714,000 square foot lease with salesforce.com at our Salesforce Tower (formerly Transbay Tower) in San Francisco, California. This total exceeds the approximately 1.6 million square feet of leases signed during the first quarter of 2014 with the San Francisco and Boston regions being the largest contributors. The overall percentage of leased space for the 163 properties in service (excluding the three in-service residential properties and the hotel) as of June 30, 2014 was 93.0% compared to 92.4% at March 31, 2014.

In the New York region, during the second quarter we completed approximately 315,000 square feet of leasing in twenty lease transactions improving our occupancy from 93.3% to 93.5%. The strongest sector of demand in our CBD portfolio is from smaller high-end tenants, primarily in the financial services industry. For example, we completed four leases with these types of firms at 510 Madison Avenue at rents in excess of $120 per square foot. In addition, we leased approximately 131,000 square feet at our 250 West 55th Street development project which is currently 77% leased. We commenced revenue recognition on approximately 22% of the building in the second quarter of 2014 with revenue recognition on all currently signed leases expected by the end of 2015. We are actively engaged with various law firm tenants that currently lease more than 1.8 million square feet under leases that expire in 2016 and thereafter regarding possible renewals. If completed, these renewals will elongate our lease expirations, and in the aggregate increase the long-term income from this space, but may result in short-term income interruptions as these tenants reconstruct their space and, in certain instances, reduce their space needs.

In our Washington, DC region, the overall leasing activity continues to be slow and public sector and defense contractor demand has been adversely impacted by continued federal budgetary uncertainty, sequestration and the reductions in discretionary spending programs. Our near-term exposure in the Washington, DC CBD is limited due to our strong office occupancy rate of 95.6%. We are actively engaging our law firm tenants with future lease expirations, including three firms currently occupying approximately 794,000 square feet in our CBD portfolio, to provide new space configuration in exchange for extended lease terms at market rents. This may result in us reducing the amount of space the tenant leases reducing our near-term revenue until this space is released, but should provide for more stable long-term revenues. In addition, with the renewal of a 261,000 square foot tenant in Reston, Virginia, our suburban Washington, DC assets are 96.7% leased at June 30, 2014, with moderate rollover/exposure through the end of 2014 of approximately 5.4%.

In the Boston region, the expansion of the life sciences and technology industry is positively impacting each of the submarkets in which we operate. Our assets in the Boston CBD are 95.5% leased, with approximately 211,000 square feet, or approximately 2.4%, of the Boston CBD portfolio vacancy leased to tenants that will commence in the future. Through the end of 2015, leases for approximately 900,000 square feet are scheduled to expire, including two large blocks totaling approximately 315,000 square feet in the John Hancock Tower. This space includes (1) 170,000 square feet at the base of the building where we anticipate creating a new second lobby and rebranding this portion of the building “120 St. James Street” and (2) 145,000 square feet in the tower. While we believe all of this space is highly marketable and current market rents are greater than the expiring rents, we expect much of this space will be vacant during 2015 as new tenants lease and build out their space. As the overall Boston markets continue to improve, we also continue to advance our development opportunities. On May 20, 2014, we commenced construction of our 888 Boylston Street development project, our planned 365,000 square foot office building above approximately 60,000 square feet of new retail space at The Shops at the Prudential Center. With the signing of a lease for approximately 130,000 square feet at the base of the building the project is currently approximately 30% leased. The East Cambridge submarket is the strongest submarket in the region and our Cambridge portfolio is approximately 100% leased. During the quarter, we completed two early renewals for approximately 155,000 square feet at net rents that are approximately 53% above the current net rent and one expansion for approximately 71,000 square feet of space that does not become available until 2017. In the suburbs of Boston along the Route 128 corridor, we are also benefiting from the strong tenant demand in the technology and life sciences industries with the completion of approximately 120,000 square feet of leases during the quarter. In total, our suburban portfolio same property occupancy improved 640 basis points since June 30, 2013 to 87.4%. The strong tenant demand has absorbed significant large blocks of space and created the opportunity for new construction as tenants seeking in excess of 100,000 square feet have few options. As a result, on May 20, 2014 we commenced construction of our 10 CityPoint development project totaling approximately 245,000 net rentable square feet of Class A office space located in Waltham, Massachusetts. The project is currently approximately 62% leased.

The San Francisco CBD and Silicon Valley submarkets continue to benefit from business expansion and job growth, particularly in the technology sector, which has resulted in positive absorption, lower vacancy and increasing rental rates. During the second quarter of 2014, we leased approximately 948,000 square feet, including 714,000 square feet at our Salesforce Tower development project. Construction of 535 Mission Street is on schedule and we expect to be able to deliver space to tenants and commence revenue recognition for the initial tenant in the fourth quarter of 2014. The strong market fundamentals in the San Francisco CBD generated a 24% increase in our starting net rents on second generation leases that commenced during the second quarter compared to the prior leases.

The table below details the leasing activity during the three and six months ended June 30, 2014:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	Square Feet
Vacant space available at the beginning of the period	3,104,678	2,683,647
Property dispositions/properties taken out of service	—	—
Properties acquired vacant space	—	—
Properties placed in-service	669,816	669,816
Leases expiring or terminated during the period	875,985	2,237,822

Total space available for lease	4,650,479	5,591,285

1st generation leases	701,931	724,179
2nd generation leases with new tenants	549,052	1,035,685
2nd generation lease renewals	555,879	987,804

Total space leased	1,806,862	2,747,668

Vacant space available for lease at the end of the period	2,843,617	2,843,617

Second generation leasing information: (1)
Leases commencing during the period, in square feet	1,104,931	2,023,489
Average Lease Term	56 Months	63 Months
Average Free Rent Period	38 Days	48 Days
Total Transaction Costs Per Square Foot (2)	$20.54	$23.74
Increase / (decrease) in Gross Rents (3)	4.53%	3.13%
Increase / (decrease) in Net Rents (4)	6.37%	3.97%

(1)	Second generation leases are defined as leases for space that had previously been leased. Of the 1,104,931 and 2,023,489 square feet of second generation leases that commenced during the three and six months ended June 30, 2014, respectively, leases for 666,571 and 1,340,283 square feet were signed in prior periods for the three and six months ended June 30, 2014, respectively.
(2)	Total transaction costs include tenant improvements and leasing commissions and exclude free rent concessions and other inducements in accordance with GAAP.
(3)	Represents the increase/(decrease) in gross rent (base rent plus expense reimbursements) on the new vs. expired leases on the 900,466 and 1,645,825 square feet of second generation leases (1) that had been occupied within the prior 12 months and (2) for which the new lease term is greater than six months for the three and six months ended June 30, 2014, respectively.
(4)	Represents the increase/(decrease) in net rent (gross rent less operating expenses) on the new vs. expired leases on the 900,466 and 1,645,825 square feet of second generation leases (1) that had been occupied within the prior 12 months and (2) for which the new lease term is greater than six months for the three and six months ended June 30, 2014, respectively.

From July 1, 2014 to December 31, 2014, leases representing approximately 3.5% of the space at our properties will expire. As these leases expire, assuming no change in current market rental rates, we expect that the gross rental rates we are likely to achieve on new leases will on average be greater than the rates that are currently being paid.

Although we continue to evaluate opportunities to acquire assets, the abundance of capital and demand for assets has resulted in increasing prices. As a result, in the current environment we are able to develop properties at a cost per square foot that is generally less than the cost at which we can acquire older existing properties, thereby generating relatively better returns with lower annual maintenance expenses and capital costs. Accordingly, we believe the successful lease-up and completion of our development pipeline will enhance our long-term return on equity and earnings growth as these developments are placed in-service through 2019. We believe the development of well-positioned office buildings is justified in many of our submarkets where tenants have shown demand for high-quality construction, modern design, efficient floor plates and sustainable features. In addition, select first-class residential developments that are part of a mixed-use environment, which combine office, retail and residential uses, have proven successful in our markets. As of June 30, 2014, our current development pipeline, which excludes properties which are fully placed in-service, totals approximately 4.8 million square feet with a total projected investment of approximately $3.5 billion of which approximately $1.6 billion remains to be funded. Additionally, we are working on several new developments in each of our markets that could commence in 2014 or later.

Given investor demand for assets like ours we continue to review our portfolio to identify properties that may have limited opportunities for cash flow growth, no longer fit within our portfolio strategy or can attract premium pricing in the current market environment as potential sales candidates. During 2013, we sold approximately $1.25 billion (our share) of assets and we are in various stages of the sale process for additional properties that we expect will exceed an aggregate of $1.0 billion in 2014. To date in 2014, we have completed the sale of our Mountain View Technology Park properties and Mountain View Research Park Building Sixteen property located in Mountain View, California for an aggregate sale price of approximately $92.1 million and we have additional properties under contract for sale that we expect will generate additional gross sale proceeds of approximately $345 million. In general, we structure asset sales for possible inclusion in like-kind exchanges within the meaning of Section 1031 of the Internal Revenue Code. The ability to complete a like-kind exchange depends on many factors, including, among others, identifying and acquiring suitable replacement property(ies) within limited time periods and the ownership structure of the properties being sold and acquired, and therefore we are not always able to sell an asset as part of a like-kind exchange. When successful, like-kind exchanges enable us to defer the taxable gain on the asset sold and thus limit Boston Properties, Inc.’s REIT distribution requirement and preserve capital. If we are unable to identify and acquire suitable replacement property(ies) in a like-kind exchange, then Boston Properties, Inc. expects to distribute at least the amount of proceeds necessary to avoid paying a corporate level tax on the gain realized from the sale.

We continue to maintain substantial liquidity, including available cash, as of August 4, 2014, of approximately $0.7 billion and approximately $990 million available under our $1.0 billion Unsecured Line of Credit. Our more significant future funding requirements include approximately $1.6 billion of our development pipeline that remains to be funded through 2019, approximately $166 million (of which our share is approximately $45 million) of secured debt that matures through 2015 and approximately $300 million and $250 million of unsecured senior notes that mature on April 15, 2015 and June 1, 2015, respectively. We have access to multiple sources of capital, including current cash balances, public debt and equity markets, secured and unsecured debt markets and potential asset sales to fund our future capital requirements.

Transactions during the three months ended June 30, 2014 included the following:

•

On April 1, 2014, we commenced construction of our 99 Third Avenue development project totaling approximately 17,000 net rentable square feet of retail space located in Waltham, Massachusetts. The project is currently approximately 38% leased.

•

On April 3, 2014, we commenced construction of our 690 Folsom Street development project totaling approximately 26,000 net rentable square feet of office and retail space located in San Francisco, California.

•

On April 10, 2014, a consolidated joint venture in which we have a 95% interest signed a lease with salesforce.com for 714,000 square feet at the new Salesforce Tower (formerly Transbay Tower), the 1.4 million square foot, 61-story Class A office development project currently under construction at 415 Mission Street in the South Financial District of San Francisco, California. In conjunction with the lease signing, we have commenced construction of the building.

•

On April 10, 2014, we entered into a joint venture with an unrelated third party to acquire a parcel of land located at 501 K Street in Washington, DC. We anticipate the land parcel will accommodate an approximate 520,000 square foot Class A office property to be developed in the future. The joint venture partner contributed the land for a 50% interest in the joint venture and we contributed cash of approximately $39.0 million for our 50% interest. We are accounting for the joint venture on an unconsolidated basis under the equity method of accounting. Under the joint venture agreement, the partner will be entitled to up to two additional payments from the venture based on increases in total square footage of the project above 520,000 square feet and achieving certain project returns at stabilization.

•

On April 30, 2014, our partner in our Annapolis Junction joint venture contributed a parcel of land and improvements and we contributed cash of approximately $5.4 million to the joint venture. We have a 50% interest in this joint venture. We are accounting for the joint venture on an unconsolidated basis under the equity method of accounting. The joint venture has commenced construction of Annapolis Junction Building Eight, which when completed will consist of a Class A office property with approximately 125,000 net rentable square feet located in Annapolis, Maryland. In addition, on June 23, 2014, the joint venture obtained construction financing collateralized by the development project totaling $26.0 million. The construction financing bears interest at a variable rate equal to LIBOR plus 1.50% per annum and matures on June 23, 2017, with two, one-year extension options, subject to certain conditions.

•

As of May 12, 2014, the holders of all remaining 666,116 Series Two Preferred Units of partnership interest had converted such units into an aggregate of 874,168 common units. Refer to Note 7 to the Consolidated Financial Statements.

•	On May 19, 2014, we released to the holders 319,687 Series Four Preferred Units, which units were subject to a security interest under a pledge agreement between the holders and us.

•

On May 20, 2014, we commenced construction of our 888 Boylston Street development project totaling approximately 425,000 net rentable square feet of Class A office space located in Boston, Massachusetts. The project is currently approximately 30% leased.

•

On May 20, 2014, we commenced construction of our 10 CityPoint development project totaling approximately 245,000 net rentable square feet of Class A office space located in Waltham, Massachusetts. The project is currently approximately 62% leased.

•

On June 3, 2014, Boston Properties, Inc. established a new “at the market” (ATM) stock offering program through which it may sell from time to time up to an aggregate of $600.0 million of its common stock through sales agents over a three-year period. This program replaced Boston Properties, Inc.’s prior $600.0 million ATM stock offering program that expired on June 2, 2014 with approximately $305.3 million of unsold common stock. Boston Properties, Inc. contributes the net proceeds from any such sales to us in exchange for a number of OP Units equal to the number of shares issued. We intend to use the net proceeds from any offering for general business purposes, which may include investment opportunities and debt reduction. No shares of common stock have been issued under this new ATM stock offering program.

•

On June 11, 2014, we entered into a contract for the sale of our Patriots Park properties located in Reston, Virginia for a sale price of $321.0 million, which exceeds the carrying value at June 30, 2014. Patriots Park consists of three Class A office properties aggregating approximately 706,000 net rentable square feet. The sale is subject to government approvals and the satisfaction of customary closing conditions and there can be no assurance that the sale will be consummated on the terms currently contemplated or at all.

Transactions completed subsequent to June 30, 2014:

•

On July 1, 2014, we used available cash to repay the mortgage loan collateralized by our New Dominion Technology Park Building Two property located in Herndon, Virginia totaling $63.0 million. The mortgage loan bore interest at a fixed rate of 5.55% per annum and was scheduled to mature on October 1, 2014. There was no prepayment penalty.

•

On July 3, 2014, Boston Properties, Inc., in its capacity as our general partner, redeemed 319,687 Series Four Preferred Units for cash totaling approximately $16.0 million. An aggregate of 40,440 Series Four Preferred Units remain outstanding and subject to a security interest under a pledge agreement.

•

On July 23, 2014, the tenant exercised the purchase option under its ground lease at our Broad Run Business Park property located in Loudoun County, Virginia for a sale price of approximately $9.8 million. Broad Run Business Park is an approximately 15.5 acre land parcel subject to the ground lease with the tenant that was scheduled to expire on October 31, 2048. The sale is subject to the satisfaction of customary closing conditions and there can be no assurance that the sale will be consummated on the terms currently contemplated or at all.

•

On July 29, 2014, we completed the sale of our Mountain View Technology Park properties and Mountain View Research Park Building Sixteen property located in Mountain View, California for an aggregate sale price of approximately $92.1 million. Mountain View Technology Park is a seven-building complex of Office/Technical properties aggregating approximately 135,000 net rentable square feet. Mountain View Research Park Building Sixteen is an Office/Technical property with approximately 63,000 net rentable square feet.

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

Guidance in Accounting Standards Codification (“ASC”) 360 “Property Plant and Equipment” (“ASC 360”) requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by Boston Properties, Inc.‘s Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that a sale of the property within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets, and the asset is written down to the lower of carrying value or fair market value, less cost to sell. On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”). ASU No. 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). ASU No. 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted, and we early adopted ASU No. 2014-08 during the first quarter of 2014. Our adoption of ASU No. 2014-08 did not have a material impact on our consolidated financial statements.

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

Investments in Unconsolidated Joint Ventures

We consolidate variable interest entities (“VIEs”) in which we are considered to be the primary beneficiary. VIEs are entities in which the equity investors do not have sufficient equity at risk to finance their endeavors without additional financial support or that the holders of the equity investment at risk do not have a controlling financial interest. The primary beneficiary is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the variable interest entity’s performance, and (2) the obligation to absorb losses and right to receive the returns from the variable interest entity that would be significant to the variable interest entity. For ventures that are not VIEs we consolidate entities for which we have significant decision making control over the ventures’ operations. Our judgment with respect to our level of influence or control of an entity involves the consideration of various factors including the form of our ownership interest, our representation in the entity’s governance, the size of our investment (including loans), estimates of future cash flows, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the venture, if applicable. Our assessment of our influence or control over an entity affects the presentation of these investments in our consolidated financial statements. In addition to evaluating control rights, we consolidate entities in which the outside partner has no substantive kick-out rights to remove us as the managing member.

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

For the three and six months ended June 30, 2014, the impact of the net adjustments of rents from “above-” and “below-market” leases increased rental revenue by approximately $9.6 million and $19.2 million, respectively. For the three and six months ended June 30, 2014, the impact of the straight-line rent adjustment increased rental revenue by approximately $12.2 million and $21.9 million, respectively. Those amounts exclude the adjustment of rents from “above-” and “below-market” leases and straight-line income from unconsolidated joint ventures, which are disclosed in Note 4 to the Consolidated Financial Statements.

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

If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 6.5 years as of June 30, 2014. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contract with Customers (Topic 606)” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying ASU 2014-9, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB’s Accounting Standards Codification (“ASC”). ASU 2014-09 is effective for annual reporting periods (including interim periods within that reporting period) beginning after December 15, 2016 and shall be applied using either a full retrospective or modified retrospective approach. Early application is not permitted. We are currently assessing the potential impact that the adoption of ASU 2014-09 will have on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC Topic No. 718, “Compensation—Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We do not expect the adoption of ASU 2014-12 to have a material impact on our consolidated financial statements.

Results of Operations

The following discussion is based on our Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013.

At June 30, 2014 and June 30, 2013, we owned or had interests in a portfolio of 180 and 179 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio is necessarily meaningful. Therefore, the comparison of operating results for the three and six months ended June 30, 2014 and 2013 show separately the changes attributable to the properties that were owned by us and in service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired or Consolidated or Development or Redevelopment Portfolios.

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

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income attributable to Boston Properties Limited Partnership, the most directly comparable GAAP financial measure, plus income attributable to noncontrolling interests, depreciation and amortization, interest expense, impairment loss, transaction costs, general and administrative expense, less discontinued operations, gains from early extinguishments of debt, gains from investments in securities, gains on consolidation of joint ventures, income from unconsolidated joint ventures, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

Comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 132 properties totaling approximately 35.9 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or consolidated or placed in-service on or prior to January 1, 2013 and owned and in service through June 30, 2014. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or consolidated or in development or redevelopment after January 1, 2013 or disposed of on or prior to June 30, 2014. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the six months ended June 30, 2014 and 2013 with respect to the properties that were placed in-service, acquired or consolidated or in development or redevelopment.

	Same Property Portfolio				Properties Acquired or Consolidated Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Total Property Portfolio
(dollars in thousands)	2014	2013	Increase/ (Decrease)	% Change	2014	2013	2014	2013	2014	2013	2014	2013	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$935,735	$902,997	$32,738	3.63%	$159,552	$27,713	$22,843	$7,079	$—	$2,248	$1,118,130	$940,037	$178,093	18.95%
Termination Income	2,096	763	1,333	174.71%	—	—	—	—	—	—	2,096	763	1,333	174.71%

Total Rental Revenue	937,831	903,760	34,071	3.77%	159,552	27,713	22,843	7,079	—	2,248	1,120,226	940,800	179,426	19.07%

Real Estate Operating Expenses	345,522	328,690	16,832	5.12%	48,314	8,477	7,500	1,961	—	389	401,336	339,517	61,819	18.21%

Net Operating Income, excluding residential and hotel	592,309	575,070	17,239	3.00%	111,238	19,236	15,343	5,118	—	1,859	718,890	601,283	117,607	19.56%

Residential Net Operating Income (1)	4,907	5,499	(592)	(10.77)%	—	—	(625)	—	—	—	4,282	5,499	(1,217)	(22.13)%
Hotel Net Operating Income (1)	6,448	5,030	1,418	28.19%	—	—	—	—	—	—	6,448	5,030	1,418	28.19%

Consolidated Net Operating Income (1)	603,664	585,599	18,065	3.08%	111,238	19,236	14,718	5,118	—	1,859	729,620	611,812	117,808	19.26%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	—	—	11,722	16,588	(4,866)	(29.33)%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	53,176	69,832	(16,656)	(23.85)%
Transaction costs	—	—	—	—	—	—	—	—	—	—	1,098	978	120	12.27%
Impairment loss	—	—	—	—	—	—	—	—	—	—	—	4,401	(4,401)	(100.00)%
Depreciation and amortization	228,660	228,044	616	0.27%	68,625	14,351	7,562	1,941	—	4,579	304,847	248,915	55,932	22.47%

Total Other Expenses	228,660	228,044	616	0.27%	68,625	14,351	7,562	1,941	—	4,579	359,121	324,126	34,995	10.80%

Operating Income	375,004	357,555	17,449	4.88%	42,613	4,885	7,156	3,177	—	(2,720)	382,221	304,274	77,947	25.62%
Other Income:
Income from unconsolidated joint ventures											5,650	57,504	(51,854)	(90.17)%
Gains on consolidation of joint ventures											—	387,801	(387,801)	(100.00)%
Interest and other income											3,420	2,767	653	23.60%
Gains from investments in securities											948	916	32	3.49%
Gains from early extinguishments of debt											—	152	(152)	(100.00)%
Other Expenses:
Interest expense											224,531	203,573	20,958	10.30%

Income From Continuing Operations											167,708	549,841	(382,133)	(69.50)%
Discontinued Operations:
Income from discontinued operations											—	5,809	(5,809)	(100.00)%
Gain on forgiveness of debt from discontinued operations											—	20,736	(20,736)	(100.00)%
Impairment loss from discontinued operations											—	(2,852)	2,852	100.00%

Net Income											167,708	573,534	(405,826)	(70.76)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships											(11,907)	(2,355)	(9,552)	(405.61)%
Noncontrolling interest—redeemable preferred units											(6,146)	(5,067)	(1,079)	(21.29)%

Net Income Attributable to Boston Properties Limited Partnership											$149,655	$566,112	$(416,457)	(73.56)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 42. Residential Net Operating Income for the six months ended June 30, 2014 and 2013 are comprised of Residential Revenue of $11,980 and $11,062 less Residential Expenses of $7,698 and $5,563, respectively. Hotel Net Operating Income for the six months ended June 30, 2014 and 2013 are comprised of Hotel Revenue of $20,560 and $19,409 less Hotel Expenses of $14,112 and $14,379, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio increased approximately $32.7 million for the six months ended June 30, 2014 compared to 2013. The increase was primarily the result of increases in revenue from our leases and parking income of approximately $31.1 million and $2.7 million, respectively, partially offset by a decrease in other income and recoveries of approximately $1.1 million. Rental revenue from our leases increased approximately $31.1 million as a result of our average revenue per square foot increasing by approximately $1.17, contributing approximately $19.1 million, and an approximately $12.0 million increase due to an increase in average occupancy from 91.7% to 92.8%.

For fiscal 2014, we expect an increase in Same Property Portfolio net operating income of approximately 2.0% to 2.5% compared to 2013.

Termination Income

Termination income increased by approximately $1.3 million for the six months ended June 30, 2014 compared to 2013.

Termination income for the six months ended June 30, 2014 related to sixteen tenants across the Same Property Portfolio and totaled approximately $2.1 million, of which approximately $0.5 million was related to a negotiated settlement with a former tenant at Cambridge Center.

Termination income for the six months ended June 30, 2013 related to nine tenants across the Same Property Portfolio and totaled approximately $0.8 million.

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio increased approximately $16.8 million for the six months ended June 30, 2014 compared to 2013 due primarily to (1) an increase of approximately $6.6 million, or 4.4%, in real estate taxes, which was primarily in our Washington, DC and New York regions, (2) an increase of approximately $5.4 million, or 10.4%, in repairs and maintenance expense, which was primarily in the Boston and New York CBD buildings, (3) an approximately $1.7 million, or 3.1%, increase in utilities expense, which was primarily due to an increase in the delivery rate for steam in the Boston region, (4) an approximately $2.1 million, or 11.7%, increase in roads and grounds expense, which was primarily related to snow removal in the Washington, DC region and (5) an increase of approximately $1.0 million, or 2.2%, in other operating expenses.

Beginning in the third quarter of 2013, we modified the presentation of expenses to operate our San Francisco and Princeton regional offices to reflect the growing activity in our San Francisco region and to have a consistent presentation across our company. These expenses, which totaled approximately $4.0 million for the six months ended June 30, 2013, were previously included in Rental Operating Expenses and are now included in General and Administrative Expenses for all periods presented.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio increased approximately $0.6 million, or 0.3%, for the six months ended June 30, 2014 compared to 2013.

Properties Acquired or Consolidated Portfolio

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from the Value-Added Fund for an aggregate net purchase price of approximately $233.1 million.

Prior to the acquisition, our ownership interest in the properties was approximately 39.5%. As a result of the acquisition, we own 100% of the properties and account for them on a consolidated basis. Mountain View Research Park is an approximately 604,000 net rentable square foot, sixteen building Office/Technical complex. Mountain View Technology Park is an approximately 135,000 net rentable square foot, seven building Office/Technical complex. On July 29, 2014, we sold Mountain View Technology Park and Mountain View Research Park Building Sixteen, which in aggregate is approximately 198,000 square feet. Refer to Note 12 to the Consolidated Financial Statements.

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

Rental Revenue

Rental revenue from our Properties Acquired or Consolidated Portfolio increased approximately $131.8 million for the six months ended June 30, 2014 compared to 2013, as detailed below:

Property	Date Acquired or Consolidated	Rental Revenue for the six months ended June 30,
		2014	2013	Change
		(in thousands)
Mountain View Research Park	April 10, 2013	$10,020	$4,217	$5,803
Mountain View Technology Park	April 10, 2013	2,244	966	1,278
767 Fifth Avenue (the General Motors Building)	May 31, 2013	147,288	22,530	124,758

Total		$159,552	$27,713	$131,839

Real Estate Operating Expenses

Real estate operating expenses from our Properties Acquired or Consolidated Portfolio increased approximately $39.8 million for the six months ended June 30, 2014 compared to 2013, as detailed below:

Property	Date Acquired or Consolidated	Real Estate Operating Expenses for the six months ended June 30,
		2014	2013	Change
		(in thousands)
Mountain View Research Park	April 10, 2013	$2,081	$909	$1,172
Mountain View Technology Park	April 10, 2013	360	168	192
767 Fifth Avenue (the General Motors Building)	May 31, 2013	45,873	7,400	38,473

Total		$48,314	$8,477	$39,837

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Acquired or Consolidated Portfolio increased by approximately $54.3 million for the six months ended June 30, 2014 compared to 2013 due to the additional depreciation expense incurred for the six months ended June 30, 2014 associated with Mountain View Research Park and Mountain View Technology Park that were both acquired on April 10, 2013 and 767 Fifth Avenue (the General Motors Building) that was consolidated on May 31, 2013, and, as a result, were not recognizing depreciation expense for the full six months ended June 30, 2013.

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

Properties Placed In-Service Portfolio

We placed in-service or partially placed in-service seven properties between January 1, 2013 and June 30, 2014. The square footage amount for the four properties that are fully placed in-service is approximately 1.1 million square feet. One and Two Patriots Park comprise a two-phase redevelopment project for a single tenant.

Rental Revenue

Rental revenue from our Properties Placed In-Service Portfolio increased approximately $16.8 million for the six months ended June 30, 2014 compared to 2013, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Rental Revenue for the six months ended June 30,
			2014	2013	Change
			(in thousands)
Office
One and Two Patriots Park	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	$8,896	$6,615	$2,281
Seventeen Cambridge Center	Second Quarter, 2013	Second Quarter, 2013	5,361	464	4,897
250 West 55th Street	Third Quarter, 2013	N/A	6,022	—	6,022
680 Folsom Street	Fourth Quarter, 2013	N/A	2,564	—	2,564

			$22,843	$7,079	$15,764

Residential
The Avant at Reston Town Center	Fourth Quarter, 2013	First Quarter, 2014	$996	$—	$996

Total			$23,839	$7,079	$16,760

Real Estate Operating Expenses

Real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $7.2 million for the six months ended June 30, 2014 compared to 2013, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Real Estate Operating Expenses for the six months ended June 30,
			2014	2013	Change
			(in thousands)
Office
One and Two Patriots Park	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	$2,957	$1,949	$1,008
Seventeen Cambridge Center	Second Quarter, 2013	Second Quarter, 2013	438	12	426
250 West 55th Street	Third Quarter, 2013	N/A	3,248	—	3,248
680 Folsom Street	Fourth Quarter, 2013	N/A	857	—	857

			$7,500	$1,961	$5,539

Residential
The Avant at Reston Town Center	Fourth Quarter, 2013	First Quarter, 2014	$1,621	$—	$1,621

Total			$9,121	$1,961	$7,160

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Placed In-Service Portfolio increased by approximately $5.6 million for the six months ended June 30, 2014 compared to 2013.

Properties in Development or Redevelopment Portfolio

During the six months ended June 30, 2013, the Properties in Development or Redevelopment Portfolio consisted of our 601 Massachusetts Avenue property located in Washington, DC. We commenced development of this property on April 25, 2013 and it is expected to be completed during the fourth quarter of 2015. Prior to the commencement of development, this building was operational and during the six months ended June 30, 2013, had approximately $2.2 million of revenue and approximately $0.4 million of operating expenses. In addition, during the six months ended June 30, 2013, the building had approximately $4.6 million of depreciation and amortization expense.

Other Operating Income and Expense Items

Residential Net Operating Income

Net operating income for our residential properties decreased by approximately $1.2 million for the six months ended June 30, 2014 compared to 2013.

The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf, the Residences on The Avenue and The Avant at Reston Town Center for the six months ended June 30, 2014 and 2013.

	The Lofts at Atlantic Wharf			Residences on The Avenue			The Avant at Reston Town Center(1)
	2014	2013	Percentage Change	2014	2013	Percentage Change	2014	2013	Percentage Change
Average Physical Occupancy (2)	96.1%	98.6%	(2.5)%	91.9%	93.0%	(1.2)%	18.1%	N/A	N/A
Average Economic Occupancy (3)	96.8%	96.7%	0.1%	91.1%	92.7%	(1.7)%	14.6%	N/A	N/A
Average Monthly Rental Rate (4)	$3,919	$3,714	5.5%	$3,173	$3,332	(4.8)%	$2,108	N/A	N/A
Average Rental Rate Per Occupied Square Foot	$4.38	$4.14	5.8%	$3.89	$4.08	(4.7)%	$2.30	N/A	N/A

(1)	This property was initially placed in-service during the fourth quarter of 2013 and fully placed in-service during the first quarter of 2014. For the operating results refer to “Results of Operations—Properties Placed in-Service Portfolio” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2)	Average Physical Occupancy is defined as the average number of occupied units divided by the total number of units, expressed as a percentage.
(3)	Average Economic Occupancy is defined as total possible revenue less vacancy loss as a percentage of total possible revenue. Total possible revenue is determined by valuing average occupied units at contract rates and average vacant units at Market Rents. Vacancy loss is determined by valuing vacant units at current Market Rents. By measuring vacant units at their Market Rents, Average Economic Occupancy takes into account the fact that units of different sizes and locations within a residential property have different economic impacts on a residential property’s total possible gross revenue. Market Rents used by us in calculating Economic Occupancy are based on the current market rates set by the managers of our residential properties based on their experience in renting their residential property’s units and publicly available market data. Trends in market rents for a region as reported by others could vary. Market Rents for a period are based on the average Market Rents during that period and do not reflect any impact for cash concessions.
(4)	Average Monthly Rental Rates are calculated by us as rental revenue in accordance with GAAP, divided by the weighted monthly average number of occupied units.

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property increased by approximately $1.4 million for the six months ended June 30, 2014 compared to 2013. We expect our hotel net operating income for fiscal 2014 to be between $13 million and $14 million.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the six months ended June 30, 2014 and 2013.

	2014	2013	Percentage Change
Occupancy	82.5%	78.2%	5.5%
Average daily rate	$239.30	$224.99	6.4%
Revenue per available room, REVPAR	$197.44	$176.03	12.2%

Development and Management Services

Development and management services income decreased approximately $4.9 million for the six months ended June 30, 2014 compared to 2013. The decrease was due to decreases in development fee and management fee income of approximately $1.1 million and $3.8 million, respectively. The decrease in development fees is primarily due to a decrease in fees associated with tenant improvement project management partially offset by an increase in the development fees earned from our current and pending joint venture development projects in the Washington, DC region. The decrease in management fees is due primarily to a decrease in management and leasing fees earned from our joint ventures primarily due to the consolidation of 767 Fifth Avenue (the General Motors Building), the acquisition of the Mountain View assets and the sale of 125 West 55th Street in New York City. We expect fee income for fiscal 2014 to be between $22 million and $25 million. Our 2014 estimates are less than 2013 due to the conclusion of several fee development projects in Washington, DC and Boston, as well as the consolidation of 767 Fifth Avenue (the General Motors Building). As a result of the consolidation of 767 Fifth Avenue (the General Motors Building), the management fees for the building that were approximately $5 million per year will no longer be recognized as fee income. Instead, our partners’ 40% share will be reflected as an adjustment to noncontrolling interest in property partnerships.

General and Administrative

General and administrative expenses decreased approximately $16.7 million for the six months ended June 30, 2014 compared to 2013 due primarily to the timing of the recognition of expenses under the Transition Benefits Agreement that Boston Properties, Inc. entered into with Mortimer B. Zuckerman in 2013. On March 11, 2013, we announced that Owen D. Thomas would succeed Mr. Zuckerman as Boston Properties, Inc.’s Chief Executive Officer, effective April 2, 2013. Mr. Zuckerman will continue to serve as Executive Chairman for a transition period and thereafter is expected to continue to serve as the Non-Executive Chairman of the Board of Boston Properties, Inc. In connection with succession planning, Mr. Zuckerman entered into the Transition Benefits Agreement with Boston Properties, Inc. Because Mr. Zuckerman remained employed by Boston Properties, Inc. through July 1, 2014, he is entitled to receive, on January 1, 2015, a lump sum cash payment of $6.7 million and an equity award with a targeted value of approximately $11.1 million. The cash payment and equity award vested in three equal installments on each of March 10, 2013, October 1, 2013 and July 1, 2014. As a result, we recognized approximately $9.2 million of compensation expense during the six months ended June 30, 2013 and approximately $4.0 million of compensation expense during the six months ended June 30, 2014. Under the Transition Benefits Agreement, during the six months ended June 30, 2013, we accelerated the remaining approximately $12.9 million of stock-based compensation expense associated with Mr. Zuckerman’s unvested long-term equity awards. In addition, for the six months ended June 30, 2014, our capitalized wages increased by approximately $2.1 million due to the signing of several large leases. The increase in capitalized wages is shown as a decrease in general and administrative expenses as these costs are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets (see below). These decreases were partially offset by the following increases: (1) approximately $2.2 million related to the net effect of the termination of the 2011 OPP Awards and the issuance of the 2014 MYLTIP Units (refer to Note 10 to the Consolidated Financial Statements), (2) approximately $0.8 million in taxes, (3) approximately $0.3 million related to the write off of the remaining fees associated with Boston Properties, Inc’s ATM program that expired on June 2, 2014 and (4) approximately $0.2 million related to other general and administrative expenses, which includes compensation expense.

Beginning in the third quarter of 2013, we modified the presentation of expenses to operate our San Francisco and Princeton regional offices to reflect the growing activity in our San Francisco region and to have a consistent presentation across our company. These expenses, which totaled approximately $4.0 million for the six months ended June 30, 2013, were previously included in Rental Operating Expenses and are now included in General and Administrative Expenses for all periods presented. We expect our fiscal 2014 general and administrative expenses to be between $100 million and $104 million.

Wages directly related to the development and leasing of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Capitalized wages for the six months ended June 30, 2014 and 2013 were approximately $7.6 million and $5.5 million, respectively. These costs are not included in the general and administrative expenses discussed above.

Transaction Costs

During the six months ended June 30, 2014, we incurred approximately $1.1 million of transaction costs, which related to several properties that we are marketing for potential sale and legal fees associated with the formation of joint ventures. During the six months ended June 30, 2013, we incurred approximately $1.0 million of transaction costs of which approximately $0.5 million related to the acquisition of the Mountain View Research Park and Mountain View Technology Park properties in Mountain View, California, approximately $0.4 million related to Salesforce Tower (formerly Transbay Tower) in San Francisco, California and approximately $0.1 million related to the pursuit of other transactions.

Impairment Loss

On March 28, 2013, we executed a binding contract for the sale of our 303 Almaden Boulevard property located in San Jose, California for a sale price of $40.0 million. The pending sale of this asset caused us to evaluate our strategy for development of the adjacent Almaden land parcel which can accommodate approximately 840,000 square feet of office development. Based on a shorter than expected hold period, we reduced the carrying value of the land parcel to its estimated fair market value and we recognized an impairment loss of approximately $4.4 million during the three months ended March 31, 2013. We did not recognize any impairment losses during the six months ended June 30, 2014.

Other Income and Expense Items

Income from Unconsolidated Joint Ventures

For the six months ended June 30, 2014 compared to 2013, income from unconsolidated joint ventures decreased by approximately $51.9 million due primarily to an approximately $46.6 million decrease in our share of net income from 125 West 55th Street due to its sale on May 30, 2013 and an approximately $7.7 million decrease in our share of net income from 767 Fifth Avenue (the General Motors Building) related to its consolidation on June 1, 2013. These decreases were partially offset by an approximately $2.4 million increase in our share of net income from our other unconsolidated joint ventures, which was primarily related to increased leasing and occupancy at 540 Madison Avenue in New York City.

On May 30, 2013, a joint venture in which we have a 60% interest completed the sale of its 125 West 55th Street property located in New York City for a sale price of $470.0 million, including the assumption by the buyer of the mortgage loan collateralized by the property totaling approximately $198.6 million. The mortgage loan bore interest at a fixed rate of 6.09% per annum and was scheduled to mature on March 10, 2020. Net cash proceeds totaled approximately $253.7 million, of which our share was approximately $152.2 million, after the payment of transaction costs. 125 West 55th Street is a Class A office property totaling approximately 588,000 net rentable square feet. We had previously recognized an impairment loss on our investment in the unconsolidated joint venture. As a result, we recognized a gain on sale of real estate totaling approximately $43.3 million. Prior to the sale, the property contributed approximately $3.3 million of net income for the six months ended June 30, 2013.

For the consolidated operating results for 767 Fifth Avenue (the General Motors Building), Mountain View Research Park and Mountain View Technology Park refer to “Results of Operations—Properties Acquired or Consolidated Portfolio” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Gains on Consolidation of Joint Ventures

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from our Value-Added Fund for an aggregate purchase price of approximately $233.5 million. Prior to the acquisition, our ownership interest in the properties was approximately 39.5%. As a result of the acquisition, we own 100% of the properties and account for them on a consolidated basis. We recognized a gain on consolidation totaling approximately $24.4 million. Refer to Note 12 to the Consolidated Financial Statements.

On May 31, 2013, our two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue in New York City) transferred all of their interests in the joint venture to third parties. In connection with the transfer, we and our new joint venture partners modified our relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in us having sufficient financial and operating control over 767 Venture, LLC such that we now account for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in our financial statements instead of under the equity method of accounting. Our ownership interest in 767 Venture, LLC remained unchanged at 60%. During the six months ended June 30, 2013, we recognized a non-cash gain on our investment of approximately $363.4 million, which was adjusted in the third quarter of 2013 to approximately $359.5 million. The gain on consolidation resulted from us recognizing the assets, liabilities and equity (including noncontrolling interests) of the joint venture at fair value on the date of consolidation resulting in the recognition of a gain on consolidation equal to the difference between the fair value of our equity interest totaling approximately $721.3 million (as reflected in the business combination table appearing on pages 132 and 133 of the Company’s Form 10-K for the fiscal year ended December 31, 2013) and the carrying value of our previously held equity interest totaling approximately $361.8 million. The fair value was determined based on the purchase price paid by the new joint venture partners through a sales process managed by a major New York City sales brokerage firm.

Interest and Other Income

Interest and other income increased approximately $0.7 million for the six months ended June 30, 2014 compared to 2013 primarily due to a tax refund we received from the District of Columbia.

Gains from Investments in Securities

Gains from investments in securities for the six months ended June 30, 2014 and 2013 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for Boston Properties, Inc.’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to Boston Properties, Inc.’s officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the six months ended June 30, 2014 and 2013, we recognized gains of approximately $0.9 million and $0.9 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $1.0 million and $0.9 million during the six months ended June 30, 2014 and 2013, respectively, as a result of increases in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by Boston Properties, Inc.’s officers participating in the plan.

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

Interest Expense

Interest expense increased approximately $21.0 million for the six months ended June 30, 2014 compared to 2013 as detailed below:

Component	Change in interest expense for the six months ended June 30, 2014 compared to June 30, 2013
(in thousands)
Increases to interest expense due to:
Interest associated with the consolidation of the $1.6 billion of debt outstanding for 767 Fifth Avenue (the General Motors Building)	$21,499
Issuance of $700 million in aggregate principal of our 3.800% senior notes due 2024 on June 27, 2013	13,157
Partner’s share of the interest for the outstanding Outside Members’ Notes Payable for 767 Fifth Avenue (the General Motors Building)	11,640
Issuance of $500 million in aggregate principal of our 3.125% senior notes due 2023 on April 11, 2013	4,369
Reduction in capitalized interest	269

Total increases to interest expense	$50,934

Decreases to interest expense due to:
Repayment of $747.5 million in aggregate principal of our 3.625% exchangeable senior notes due 2014	$(10,934)
Interest expense associated with the adjustment for the equity component allocation of our unsecured exchangeable debt	(10,754)
Repurchases/redemption/exchange of $450.0 million in aggregate principal of our 3.75% exchangeable senior notes due 2036	(6,281)
Repayment of mortgage financings	(774)
Other interest expense (excluding senior notes)	(759)
Amortization of finance fees	(474)

Total decreases to interest expense	$(29,976)

Total change in interest expense	$20,958

The following properties are included in the repayment of mortgage financings line item: Kingstowne One and 140 Kendrick Street.

Interest expense directly related to the development of rental properties is not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. As properties are placed in-service, we cease capitalizing interest and interest is then expensed. Interest capitalized for the six months ended June 30, 2014 and 2013 was approximately $32.6 million and $32.9 million, respectively. These costs are not included in the interest expense referenced above.

We anticipate net interest expense for 2014 will be approximately $444 million to $448 million. This estimate assumes approximately $54 million to $57 million of capitalized interest. These estimates also assume that we will not incur any additional indebtedness, make additional prepayments or repurchases of existing indebtedness and that there will not be any fluctuations in interest rates or any changes in our development activity.

At June 30, 2014, our variable rate debt consisted of our $1.0 billion Unsecured Line of Credit. For a summary of our consolidated debt as of June 30, 2014 and June 30, 2013 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Prior to the adoption of ASU No. 2014-08, we had the following properties that were considered discontinued operations for the six months ended June 30, 2013: 10 & 20 Burlington Mall Road, One Preserve Parkway, 1301 New York Avenue, 303 Almaden Boulevard and Montvale Center. Each of these dispositions is discussed below.

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

Noncontrolling interests in property partnerships

Noncontrolling interests in property partnerships increased by approximately $9.6 million for the six months ended June 30, 2014 compared to 2013 as detailed below.

Property	Date of Consolidation	Partners’ noncontrolling interest for the six months ended June 30,
		2014	2013	Change
		(in thousands)
505 9th Street	October 1, 2007	$1,177	$1,080	$97
Fountain Square	October 4, 2012	6,469	3,554	2,915
767 Fifth Avenue (the General Motors Building)	May 31, 2013	(9,168)	(2,279)	(6,889)
Times Square Tower	October 9, 2013	13,429	—	13,429

		$11,907	$2,355	$9,552

The decrease at 767 Fifth Avenue (the General Motors Building) was primarily due to the partners’ share of the interest expense for the outside members’ notes payable. In addition, during the six months ended June 30, 2014 we made an out-of-period adjustment for our Fountain Square property of approximately $2.4 million related to the cumulative non-cash adjustment to the accretion of the changes in the redemption value of the noncontrolling interest (refer to Note 2 to the Consolidated Financial Statements).

Comparison of the three months ended June 30, 2014 to the three months ended June 30, 2013.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 134 properties totaling approximately 36.4 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or consolidated or placed in-service on or prior to April 1, 2013 and owned and in service through June 30, 2014. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or consolidated or in development or redevelopment after April 1, 2013 or disposed of on or prior to June 30, 2014. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended June 30, 2014 and 2013 with respect to the properties that were placed in-service, acquired or consolidated or in development or redevelopment.

	Same Property Portfolio				Properties Acquired or Consolidated Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Total Property Portfolio
(dollars in thousands)	2014	2013	Increase/ (Decrease)	% Change	2014	2013	2014	2013	2014	2013	2014	2013	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$472,809	$456,664	$16,145	3.54%	$80,150	$27,713	$10,678	$464	$—	$448	$563,637	$485,289	$78,348	16.14%
Termination Income	986	287	699	243.55%	—	—	—	—	—	—	986	287	699	243.55%

Total Rental Revenue	473,795	456,951	16,844	3.69%	80,150	27,713	10,678	464	—	448	564,623	485,576	79,047	16.28%

Real Estate Operating Expenses	171,357	164,620	6,737	4.09%	24,413	8,477	2,940	12	—	79	198,710	173,188	25,522	14.74%

Net Operating Income, excluding residential and hotel	302,438	292,331	10,107	3.46%	55,737	19,236	7,738	452	—	369	365,913	312,388	53,525	17.13%

Residential Net Operating Income (1)	2,436	2,654	(218)	(8.21)%	—	—	(74)	—	—	—	2,362	2,654	(292)	(11.00)%
Hotel Net Operating Income (1)	5,052	3,783	1,269	33.54%	—	—	—	—	—	—	5,052	3,783	1,269	33.54%

Consolidated Net Operating Income (1)	309,926	298,768	11,158	3.73%	55,737	19,236	7,664	452	—	369	373,327	318,825	54,502	17.09%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	—	—	6,506	7,855	(1,349)	(17.17)%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	23,271	24,316	(1,045)	(4.30)%
Transaction costs	—	—	—	—	—	—	—	—	—	—	661	535	126	23.55%
Depreciation and amortization	114,973	115,896	(923)	(0.80)%	33,900	14,351	3,729	114	—	1,145	152,602	131,506	21,096	16.04%

Total Other Expenses	114,973	115,896	(923)	(0.80)%	33,900	14,351	3,729	114	—	1,145	176,534	156,357	20,177	12.90%

Operating Income	194,953	182,872	12,081	6.61%	21,837	4,885	3,935	338	—	(776)	203,299	170,323	32,976	19.36%
Other Income:
Income from unconsolidated joint ventures											2,834	48,783	(45,949)	(94.19)%
Gains on consolidation of joint ventures											—	387,801	(387,801)	(100.00)%
Interest and other income											2,109	1,296	813	62.73%
Gains from investments in securities											662	181	481	265.75%
Gains from early extinguishments of debt											—	152	(152)	(100.00)%
Other Expenses:
Interest expense											110,977	103,140	7,837	7.60%

Income From Continuing Operations											97,927	505,396	(407,469)	(80.62)%
Discontinued Operations:
Income from discontinued operations											—	3,315	(3,315)	(100.00)%

Net Income											97,927	508,711	(410,784)	(80.75)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships											(7,553)	219	(7,772)	(3,548.86)%
Noncontrolling interest—redeemable preferred units											(2,938)	(3,741)	803	21.46%

Net Income Attributable to Boston Properties Limited Partnership											$87,436	$505,189	$(417,753)	(82.69)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 42. Residential Net Operating Income for the three months ended June 30, 2014 and 2013 are comprised of Residential Revenue of $6,298 and $5,484 less Residential Expenses of $3,936 and $2,830, respectively. Hotel Net Operating Income for the three months ended June 30, 2014 and 2013 are comprised of Hotel Revenue of $12,367 and $11,118 less Hotel Expenses of $7,315 and $7,335, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio increased approximately $16.1 million for the three months ended June 30, 2014 compared to 2013. The increase was primarily the result of an increase of approximately $14.2 million in revenue from our leases, an increase in parking income of approximately $1.8 million and an increase in other income and recoveries of approximately $0.1 million. Rental revenue from our leases increased approximately $14.2 million as a result of our average revenue per square foot increasing by approximately $1.39, contributing approximately $11.5 million, and an approximately $2.7 million increase due to an increase in average occupancy from 92.0% to 92.6%.

Termination Income

Termination income increased by approximately $0.7 million for the three months ended June 30, 2014 compared to 2013.

Termination income for the three months ended June 30, 2014 related to twelve tenants across the Same Property Portfolio and totaled approximately $1.0 million.

Termination income for the three months ended June 30, 2013 related to five tenants across the Same Property Portfolio and totaled approximately $0.3 million.

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio increased approximately $6.7 million for the three months ended June 30, 2014 compared to 2013 due primarily to (1) an increase of approximately $3.6 million, or 4.9, in real estate taxes, which was primarily in our Washington, DC and New York regions, (2) an increase of approximately $2.4 million, or 9.0%, in repairs and maintenance expense, which was primarily in our Boston region and (3) an increase of approximately $0.7 million, or 1.2%, in other operating expenses.

Beginning in the third quarter of 2013, we modified the presentation of expenses to operate our San Francisco and Princeton regional offices to reflect the growing activity in our San Francisco region and to have a consistent presentation across our company. These expenses, which totaled approximately $2.1 million for the three months ended June 30, 2013, were previously included in Rental Operating Expenses and are now included in General and Administrative Expenses for all periods presented.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio decreased approximately $0.9 million, or 0.8%, for the three months ended June 30, 2014 compared to 2013.

Properties Acquired or Consolidated Portfolio

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from the Value-Added Fund for an aggregate net purchase price of approximately $233.1 million. Prior to the acquisition, our ownership interest in the properties was approximately 39.5%. As a result of the acquisition, we own 100% of the properties and account for them on a consolidated basis. Mountain View Research Park is an approximately 604,000 net rentable square foot, sixteen building Office/Technical complex. Mountain View Technology Park is an approximately 135,000 net rentable square foot, seven building Office/Technical complex. On July 29, 2014, we sold Mountain View Technology Park and Mountain View Research Park Building Sixteen, which in aggregate is approximately 198,000 square feet. Refer to Note 12 to the Consolidated Financial Statements.

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

Rental Revenue

Rental revenue from our Properties Acquired or Consolidated Portfolio increased approximately $52.4 million for the three months ended June 30, 2014 compared to 2013, as detailed below:

Property	Date Acquired or Consolidated	Rental Revenue for the three months ended June 30,
		2014	2013	Change
		(in thousands)
Mountain View Research Park	April 10, 2013	$5,068	$4,217	$851
Mountain View Technology Park	April 10, 2013	1,126	966	160
767 Fifth Avenue (the General Motors Building)	May 31, 2013	73,956	22,530	51,426

Total		$80,150	$27,713	$52,437

Real Estate Operating Expenses

Real estate operating expenses from our Properties Acquired or Consolidated Portfolio increased approximately $15.9 million for the three months ended June 30, 2014 compared to 2013, as detailed below:

Property	Date Acquired or Consolidated	Real Estate Operating Expenses for the three months ended June 30,
		2014	2013	Change
		(in thousands)
Mountain View Research Park	April 10, 2013	$1,082	$909	$173
Mountain View Technology Park	April 10, 2013	184	168	16
767 Fifth Avenue (the General Motors Building)	May 31, 2013	23,147	7,400	15,747

Total		$24,413	$8,477	$15,936

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Acquired or Consolidated Portfolio increased by approximately $19.5 million for the three months ended June 30, 2014 compared to 2013 due to the additional depreciation expense incurred for the three months ended June 30, 2014 associated with Mountain View Research Park and Mountain View Technology Park that were both acquired on April 10, 2013 and 767 Fifth Avenue (the General Motors Building) that was consolidated on May 31, 2013, and, as a result, were not recognizing depreciation expense for the full three months ended June 30, 2013.

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

Properties Placed In-Service Portfolio

We placed in-service or partially placed in-service four properties between April 1, 2013 and June 30, 2014. The square footage amount for the two properties that are fully placed in-service is approximately 551,000 square feet.

Rental Revenue

Rental revenue from our Properties Placed In-Service Portfolio increased approximately $11.0 million for the three months ended June 30, 2014 compared to 2013, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Rental Revenue for the three months ended June 30,
			2014	2013	Change
			(in thousands)
Office Properties
Seventeen Cambridge Center	Second Quarter, 2013	Second Quarter, 2013	$2,701	$464	$2,237
250 West 55th Street	Third Quarter, 2013	N/A	5,421	—	5,421
680 Folsom Street	Fourth Quarter, 2013	N/A	2,556	—	2,556

			$10,678	$464	$10,214

Residential
The Avant at Reston Town Center	Fourth Quarter, 2013	First Quarter, 2014	$765	$—	$765

Total			$11,443	$464	$10,979

Real Estate Operating Expenses

Real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $3.8 million for the three months ended June 30, 2014 compared to 2013, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Real Estate Operating Expenses for the three months ended June 30,
			2014	2013	Change
			(in thousands)
Office
Seventeen Cambridge Center	Second Quarter, 2013	Second Quarter, 2013	$243	$12	$231
250 West 55th Street	Third Quarter, 2013	N/A	1,881	—	1,881
680 Folsom Street	Fourth Quarter, 2013	N/A	816	—	816

			$2,940	$12	$2,928

Residential
The Avant at Reston Town Center	Fourth Quarter, 2013	First Quarter, 2014	$839	$—	$839

Total			$3,779	$12	$3,767

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Placed In-Service Portfolio increased by approximately $3.6 million for the three months ended June 30, 2014 compared to 2013.

Properties in Development or Redevelopment Portfolio

For the three months ended June 30, 2013, the Properties in Development or Redevelopment Portfolio consisted of our 601 Massachusetts Avenue property located in Washington, DC. We commenced development of this property on April 25, 2013 and it is expected to be completed during the fourth quarter of 2015. Prior to the commencement of development, this building was operational and during the three months ended June 30, 2013, had approximately $0.4 million of revenue and a de minimis amount of operating expenses. In addition, during the three months ended June 30, 2013, the building had approximately $1.1 million of depreciation and amortization expense.

Other Operating Income and Expense Items

Residential Net Operating Income

Net operating income for our residential properties decreased by approximately $0.3 million for the three months ended June 30, 2014 compared to 2013.

The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf, the Residences on The Avenue and The Avant at Reston Town Center for the three months ended June 30, 2014 and 2013.

	The Lofts at Atlantic Wharf			Residences on The Avenue			The Avant at Reston Town Center(1)
	2014	2013	Percentage Change	2014	2013	Percentage Change	2014	2013	Percentage Change
Average Physical Occupancy (2)	95.4%	97.7%	(2.4)%	91.3%	93.2%	(2.0)%	25.7%	N/A	N/A
Average Economic Occupancy (3)	95.8%	93.5%	2.5%	90.5%	92.9%	(2.6)%	21.9%	N/A	N/A
Average Monthly Rental Rate (4)	$3,912	$3,651	7.1%	$3,165	$3,304	(4.2)%	$2,203	N/A	N/A
Average Rental Rate Per Occupied Square Foot	$4.39	$4.09	7.3%	$3.88	$4.05	(4.2)%	$2.40	N/A	N/A

(1)	This property was initially placed in-service during the fourth quarter of 2013 and fully placed in-service during the first quarter of 2014. For the operating results refer to “Results of Operations—Properties Placed in-Service Portfolio” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2)	Average Physical Occupancy is defined as the average number of occupied units divided by the total number of units, expressed as a percentage.
(3)	Average Economic Occupancy is defined as total possible revenue less vacancy loss as a percentage of total possible revenue. Total possible revenue is determined by valuing average occupied units at contract rates and average vacant units at Market Rents. Vacancy loss is determined by valuing vacant units at current Market Rents. By measuring vacant units at their Market Rents, Average Economic Occupancy takes into account the fact that units of different sizes and locations within a residential property have different economic impacts on a residential property’s total possible gross revenue. Market Rents used by us in calculating Economic Occupancy are based on the current market rates set by the managers of our residential properties based on their experience in renting their residential property’s units and publicly available market data. Trends in market rents for a region as reported by others could vary. Market Rents for a period are based on the average Market Rents during that period and do not reflect any impact for cash concessions.
(4)	Average Monthly Rental Rates are calculated by us as rental revenue in accordance with GAAP, divided by the weighted monthly average number of occupied units.

Hotel Net Operating Income

Net operating income for the Cambridge Center Marriott hotel property increased by approximately $1.3 million for the three months ended June 30, 2014 compared to 2013.

The following reflects our occupancy and rate information for the Cambridge Center Marriott hotel for the three months ended June 30, 2014 and 2013.

	2014	2013	Percentage Change
Occupancy	87.3%	83.1%	5.1%
Average daily rate	$273.22	$252.29	8.3%
Revenue per available room, REVPAR	$238.55	$209.62	13.8%

Development and Management Services

Development and management services income decreased approximately $1.3 million for the three months ended June 30, 2014 compared to 2013. The decrease was due to a decrease in management fee income of approximately $2.1 million partially offset by an increase in development fees of approximately $0.8 million. The decrease in management fees is due primarily to a decrease in management and leasing fees earned from our joint ventures primarily due to the consolidation of 767 Fifth Avenue (the General Motors Building), the acquisition of the Mountain View assets and the sale of 125 West 55th Street in New York City. The increase in development fees is primarily due to an increase in fees associated with tenant improvement project management and an increase in the development fees earned from our current and pending joint venture development projects in the Washington, DC region.

General and Administrative

General and administrative expenses decreased approximately $1.0 million for the three months ended June 30, 2014 compared to 2013 due primarily to the timing of the recognition of expenses under the Transition Benefits Agreement that Boston Properties, Inc. entered into with Mortimer B. Zuckerman in 2013. On March 11, 2013, we announced that Owen D. Thomas would succeed Mr. Zuckerman as Boston Properties, Inc.’s Chief Executive Officer, effective April 2, 2013. Mr. Zuckerman will continue to serve as Executive Chairman for a transition period and thereafter is expected to continue to serve as the Non-Executive Chairman of the Board of Boston Properties, Inc. In connection with succession planning, Mr. Zuckerman entered into the Transition Benefits Agreement with Boston Properties, Inc. Because Mr. Zuckerman remained employed by Boston Properties, Inc. through July 1, 2014, he is entitled to receive, on January 1, 2015, a lump sum cash payment of $6.7 million and an equity award with a targeted value of approximately $11.1 million. The cash payment and equity award vested in three equal installments on each of March 10, 2013, October 1, 2013 and July 1, 2014. As a result, we recognized approximately $2.6 million of compensation expense during the three months ended June 30, 2013 and approximately $2.0 million of compensation expense during the three months ended June 30, 2014. In addition, our capitalized wages increased by approximately $1.3 million due to the signing of several large leases. The increase in capitalized wages is shown as a decrease in general and administrative expenses as these costs are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets (see below). Other general and administrative expenses, which include compensation expense, also decreased by approximately $0.4 million. These decreases were partially offset by the following increases: (1) approximately $0.5 million related to the net effect of the termination of the 2011 OPP Awards and the issuance of the 2014 MYLTIP Units (refer to Note 10 to the Consolidated Financial Statements), (2) approximately $0.5 million increase in the value of our deferred compensation plan and (3) approximately $0.3 million related to the write off of the remaining fees associated with Boston Properties, Inc.’s ATM program that expired on June 2, 2014.

Beginning in the third quarter of 2013, we modified the presentation of expenses to operate our San Francisco and Princeton regional offices to reflect the growing activity in our San Francisco region and to have a consistent presentation across our company. These expenses, which totaled approximately $2.1 million for the three months ended June 30, 2013, were previously included in Rental Operating Expenses and are now included in General and Administrative Expenses for all periods presented.

Wages directly related to the development and leasing of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Capitalized wages for the three months ended June 30, 2014 and 2013 were approximately $4.1 million and $2.8 million, respectively. These costs are not included in the general and administrative expenses discussed above.

Transaction Costs

During the three months ended June 30, 2014, we incurred approximately $0.7 million of transaction costs, which related to several properties that we are marketing for potential sale and legal fees associated with the formation of joint ventures. During the three months ended June 30, 2013, we incurred approximately $0.5 million of transaction costs which primarily related to the acquisition of the Mountain View Research Park and Mountain View Technology Park properties in Mountain View, California.

Other Income and Expense Items

Income from Unconsolidated Joint Ventures

For the three months ended June 30, 2014 compared to 2013, income from unconsolidated joint ventures decreased by approximately $45.9 million due primarily to an approximately $45.3 million decrease in our share of net income from 125 West 55th Street due to its sale on May 30, 2013 and an approximately $2.9 million decrease in our share of net income from 767 Fifth Avenue (the General Motors Building) related to its consolidation on June 1, 2013. These decreases were partially offset by an approximately $2.3 million increase in our share of net income from our other unconsolidated joint ventures, which was primarily related to increased leasing and occupancy at 540 Madison Avenue in New York City.

On May 30, 2013, a joint venture in which we have a 60% interest completed the sale of its 125 West 55th Street property located in New York City for a sale price of $470.0 million, including the assumption by the buyer of the mortgage loan collateralized by the property totaling approximately $198.6 million. The mortgage loan bore interest at a fixed rate of 6.09% per annum and was scheduled to mature on March 10, 2020. Net cash proceeds totaled approximately $253.7 million, of which our share was approximately $152.2 million, after the payment of transaction costs. 125 West 55th Street is a Class A office property totaling approximately 588,000 net rentable square feet. We had previously recognized an impairment loss on our investment in the unconsolidated joint venture. As a result, we recognized a gain on sale of real estate totaling approximately $43.3 million. Prior to the sale, the property contributed approximately $2.0 million of net income for the three months ended June 30, 2013.

For the consolidated operating results for 767 Fifth Avenue (the General Motors Building), Mountain View Research Park and Mountain View Technology Park refer to “Results of Operations—Properties Acquired or Consolidated Portfolio” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Gains on Consolidation of Joint Ventures

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from our Value-Added Fund for an aggregate purchase price of approximately $233.5 million. Prior to the acquisition, our ownership interest in the properties was approximately 39.5%. As a result of the acquisition, we own 100% of the properties and account for them on a consolidated basis. We recognized a gain on consolidation totaling approximately $24.4 million. Refer to Note 12 to the Consolidated Financial Statements.

On May 31, 2013, our two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue in New York City) transferred all of their interests in the joint venture to third parties. In connection with the transfer, we and our new joint venture partners modified our relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in us having sufficient financial and operating control over 767 Venture, LLC such that we now account for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in our financial statements instead of under the equity method of accounting. Our ownership interest in 767 Venture, LLC remained unchanged at 60%. During the three months ended June 30, 2013, we recognized a non-cash gain on our investment of approximately $363.4 million, which was adjusted in the third quarter of 2013 to approximately $359.5 million. The gain on consolidation resulted from us recognizing the assets, liabilities and equity (including noncontrolling interests) of the joint venture at fair value on the date of consolidation resulting in the recognition of a gain on consolidation equal to the difference between the fair value of our equity interest totaling approximately $721.3 million (as reflected in the business combination table appearing on pages 132 and 133 of the Company’s Form 10-K for the fiscal year ended December 31, 2013) and the carrying value of our previously held equity interest totaling approximately $361.8 million. The fair value was determined based on the purchase price paid by the new joint venture partners through a sales process managed by a major New York City sales brokerage firm.

Interest and Other Income

Interest and other income increased approximately $0.8 million for the three months ended June 30, 2014 compared to 2013 primarily due to a tax refund we received from the District of Columbia.

Gains from Investments in Securities

Gains from investments in securities for the three months ended June 30, 2014 and 2013 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for Boston Properties, Inc.’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to our officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the three months ended June 30, 2014 and 2013, we recognized gains of approximately $0.7 million and $0.2 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $0.7 million and $0.2 million during the three months ended June 30, 2014 and 2013, respectively, as a result of increases in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.

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

Interest Expense

Interest expense increased approximately $7.8 million for the three months ended June 30, 2014 compared to 2013 as detailed below:

Component	Change in interest expense for the three months ended June 30, 2014 compared to June 30, 2013
(in thousands)
Increases to interest expense due to:
Interest associated with the consolidation of the $1.6 billion of debt outstanding for 767 Fifth Avenue (the General Motors Building)	$8,688
Issuance of $700 million in aggregate principal of our 3.800% senior notes due 2024 on June 27, 2013	6,465
Partner’s share of the interest for the outstanding Outside Members’ Notes Payable for 767 Fifth Avenue (the General Motors Building)	4,700
Reduction in capitalized interest	3,559

Issuance of $500 million in aggregate principal of our 3.125% senior notes due 2023 on April 11, 2013	398

Total increases to interest expense	$23,810

Decreases to interest expense due to:
Repayment of $747.5 million in aggregate principal of our 3.625% exchangeable senior notes due 2014	$(7,140)
Interest expense associated with the adjustment for the equity component allocation of our unsecured exchangeable debt	(6,035)
Repurchases/redemption/exchange of $450.0 million in aggregate principal of our 3.75% exchangeable senior notes due 2036	(2,062)
Other interest expense (excluding senior notes)	(409)
Amortization of finance fees	(327)

Total decreases to interest expense	$(15,973)

Total change in interest expense	$7,837

Interest expense directly related to the development of rental properties is not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. As properties are placed in-service, we cease capitalizing interest and interest is then expensed. Interest capitalized for the three months ended June 30, 2014 and 2013 was approximately $14.9 million and $18.4 million, respectively. These costs are not included in the interest expense referenced above.

At June 30, 2014, our variable rate debt consisted of our $1.0 billion Unsecured Line of Credit. For a summary of our consolidated debt as of June 30, 2014 and June 30, 2013 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Discontinued Operations

On April 10, 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”). ASU No. 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). ASU No. 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted, and we early adopted ASU No. 2014-08 during the first quarter of 2014. Our adoption of ASU No. 2014-08 did not have a material impact on our consolidated financial statements.

Prior to the adoption of ASU No. 2014-08, we had the following properties that were considered discontinued operations for the three months ended June 30, 2013: 10 & 20 Burlington Mall Road, One Preserve Parkway, 1301 New York Avenue and 303 Almaden Boulevard. Each of these dispositions is discussed below.

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

Noncontrolling interests in property partnerships

Noncontrolling interests in property partnerships increased by approximately $7.8 million for the three months ended June 30, 2014 compared to 2013 as detailed below.

Property	Date of Consolidation	Partners’ noncontrolling interest for the three months ended June 30,
		2014	2013	Change
		(in thousands)
505 9th Street	October 1, 2007	$602	$514	$88
Fountain Square	October 4, 2012	4,701	1,546	3,155
767 Fifth Avenue (the General Motors Building)	May 31, 2013	(4,524)	(2,279)	(2,245)
Times Square Tower	October 9, 2013	6,774	—	6,774

		$7,553	$(219)	$7,772

The decrease at 767 Fifth Avenue (the General Motors Building) was primarily due to the partners’ share of the interest expense for the outside members’ notes payable. In addition, during the three months ended June 30, 2014 we made an out-of-period adjustment for our Fountain Square property of approximately $2.4 million related to the cumulative non-cash adjustment to the accretion of the changes in the redemption value of the noncontrolling interest (refer to Note 2 to the Consolidated Financial Statements).

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

The following table presents information on properties under construction as of June 30, 2014 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)	Estimated Total Investment (1)	Percentage Leased (2)

Office

680 Folsom Street (3)	Fourth Quarter, 2014	San Francisco, CA	2	524,509	$319,948	$340,000	98%

Annapolis Junction Building Seven (50% ownership) (4)	First Quarter, 2015	Annapolis, MD	1	125,000	12,262	17,500	100%

690 Folsom Street	Fourth Quarter, 2015	San Francisco, CA	1	25,740	5,149	17,900	—%

250 West 55th Street (5)	Fourth Quarter, 2015	New York, NY	1	989,000	904,328	1,050,000	77%

804 Carnegie Center	First Quarter, 2016	Princeton, NJ	1	130,000	2,755	40,410	100%

Annapolis Junction Building Eight (50% ownership) (4)	First Quarter, 2016	Annapolis, MD	1	125,000	7,339	18,500	—%

99 Third Avenue Retail	Second Quarter, 2016	Waltham, MA	1	16,500	6,945	16,900	38%

535 Mission Street	Third Quarter, 2016	San Francisco, CA	1	307,000	152,046	215,000	34%

10 CityPoint	Second Quarter, 2017	Waltham, MA	1	245,000	3,346	100,400	62%

601 Massachusetts Avenue	Fourth Quarter, 2017	Washington, DC	1	478,000	184,315	360,760	83%

888 Boylston Street	Fourth Quarter, 2017	Boston, MA	1	425,000	19,263	271,500	30%

Salesforce Tower (95% ownership)	First Quarter, 2019	San Francisco, CA	1	1,400,000	306,655	1,073,500	51%

Total Properties under Construction			13	4,790,749	$1,924,351	$3,522,370	63%

(1)	Represents our share. Includes net revenue during lease up period, acquisition expenses and approximately $78.3 million of construction cost and leasing commission accruals.
(2)	Represents percentage leased as of August 4, 2014, includes leases with future commencement dates.
(3)	As of June 30, 2014, this project was 74% placed in-service.
(4)	This project has a construction loan.
(5)	Investment to Date excludes approximately $24.8 million of costs that were expensed in prior periods in connection with the suspension of development activities. Estimated Total Investment includes approximately $230 million of interest capitalization. As of June 30, 2014, this property was 28% placed in-service.

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

The completion of our ongoing developments, through 2019, have remaining costs to fund of approximately $1.6 billion. We have approximately $14 million of secured debt (of which our share is approximately $7 million) expiring through the end of 2014 after repayment of our $63 million secured mortgage at New Dominion Technology Park, Building Two on July 1, 2014. In addition, we have approximately $152 million (of which our share is approximately $38 million) of secured debt that matures in 2015 and $300 million and $250 million of unsecured senior notes that mature on April 15, 2015 and June 1, 2015, respectively. We believe that our strong liquidity, including available cash as of August 4, 2014 of approximately $0.7 billion, the approximately $990 million available under our Unsecured Line of Credit and proceeds from potential asset sales provide sufficient capacity to meet our debt obligations and fund our remaining capital requirements on existing development projects, our foreseeable potential development activity and pursue additional attractive investment opportunities. On June 3, 2014 Boston Properties, Inc. established a new $600 million ATM program to replace its existing $600 million ATM program that was expiring. Given the relatively low interest rates currently available to us in the debt markets, we may seek to enhance our liquidity in the future, which may result in us carrying additional cash and cash equivalents pending our use of the proceeds. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase unsecured senior notes for cash in open market purchases or privately negotiated transactions, or both. We will evaluate any such potential transactions in light of then-existing market conditions, taking into account the trading prices of the notes, our current liquidity and prospects for future access to capital.

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

Sales

To the extent that we sell assets at a taxable gain and cannot efficiently use the proceeds in a tax deferred manner for either our development activities or attractive acquisitions, Boston Properties, Inc., our general partner, would, at the appropriate time, decide whether it is better to declare a special distribution, adopt a stock repurchase program, reduce our indebtedness or retain the cash for future investment opportunities. Such a decision will depend on many factors including, among others, the timing, availability and terms of development and acquisition opportunities, our then-current and anticipated leverage, the cost and availability of capital from other sources, the price of Boston Properties, Inc.’s common stock and REIT distribution requirements. At a minimum, we expect that we would distribute at least that amount of proceeds necessary for Boston Properties, Inc. to avoid paying corporate level tax on the applicable gains realized from any asset sales. As of August 4, 2014, we have under contract or have sold approximately $437 million of assets with an aggregate estimated taxable gain of $0.90 per unit.

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were approximately $1.0 billion and $1.6 billion at June 30, 2014 and 2013, respectively, representing a decrease of approximately $0.6 billion. The following table sets forth changes in cash flows:

	Six months ended June 30,
	2014	2013	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$308,993	$334,838	$(25,845)
Net cash used in investing activities	(346,571)	(452,302)	105,731
Net cash provided by (used in) financing activities	(1,290,983)	684,217	(1,975,200)

Our principal source of cash flow is related to the operation of our office properties. The average term of our in-place tenant leases, including our unconsolidated joint ventures, is approximately 6.5 years with occupancy rates historically in the range of 91% to 94%. Our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties, secured and unsecured borrowings and equity offerings by Boston Properties, Inc.

For the six months ended June 30, 2014, our total distribution payments exceeded our cash flow from operating activities due to the special distribution which was declared in December 2013 and paid to common unitholders in January 2014. The cash flows distributed were primarily a result of the sale of a 45% interest in our Times Square Tower property in October 2013 and were included as part of cash flows provided by financing activities. Distributions will generally exceed cash flows from operating activities during periods in which we sell significant real estate assets and the distribution of gains occurs in a different period.

Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the six months ended June 30, 2014 and 2013 consisted primarily of funding our development projects and for the six months ended June 30, 2013 the acquisition of Mountain View Research and Technology Parks and 535 Mission Street, Salesforce Tower (formerly Transbay Tower) and Reston, Virginia land parcels, as detailed below:

	Six months ended June 30,
	2014	2013
	(in thousands)
Acquisitions of real estate	$—	$(522,900)
Construction in progress	(206,603)	(181,056)
Building and other capital improvements	(37,285)	(23,681)
Tenant improvements	(53,935)	(55,988)
Proceeds from the sale of real estate	—	39,320
Cash recorded upon consolidation	—	79,468
Repayments of notes receivable, net	—	12,491
Capital contributions to unconsolidated joint ventures	(47,767)	—
Capital distributions from unconsolidated joint ventures	357	201,182
Investments in securities, net	(1,338)	(1,138)

Net cash used in investing activities	$(346,571)	$(452,302)

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

•

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from our Value-Added Fund for an aggregate net purchase price of approximately $233.1 million. Mountain View Research Park is a 16-building complex of Office/Technical properties aggregating approximately 604,000 net rentable square feet. Mountain View Technology Park is a seven-building complex of Office/Technical properties aggregating approximately 135,000 net rentable square feet. In conjunction with the acquisition, the Value-Added Fund repaid the Mountain View Research Park and Mountain View Technology Park properties outstanding loans payable to us totaling approximately $8.6 million and $3.7 million, respectively. Refer to Note 12 to the Consolidated Financial Statements.

•

Construction in progress for the six months ended June 30, 2013 includes expenditures associated with our continued development and redevelopment of The Avant at Reston Town Center, the Cambridge Center Connector, 250 West 55th Street, 680 Folsom Street, 535 Mission Street, 601 Massachusetts Avenue, Salesforce Tower (formerly Transbay Tower) and expenditures associated with Two Patriots Park and Seventeen Cambridge Center, which were fully placed in-service during the six months ended June 30, 2013. Construction in progress for the six months ended June 30, 2014 includes ongoing expenditures associated with The Avant at Reston Town Center, 250 West 55th Street and 680 Folsom Street which were fully or partially placed in-service during the six months ended June 30, 2014. In addition, we incurred costs associated with our continued development of 535 Mission Street, 601 Massachusetts Avenue, 804 Carnegie Center, Salesforce Tower (formerly Transbay Tower), 888 Boylston Street, 10 CityPoint, 99 Third Avenue Retail and 690 Folsom Street.

•

On June 28, 2013, we completed the sale of our 303 Almaden Boulevard property located in San Jose, California for a sale price of $40.0 million. Net cash proceeds totaled approximately $39.3 million. 303 Almaden Boulevard is a Class A office property totaling approximately 158,000 net rentable square feet.

•	On May 31, 2013, we recorded approximately $79.5 million of cash upon consolidating the joint venture that owns 767 Fifth Avenue (the General Motors Building).

•

Capital contributions to unconsolidated joint ventures increased due to cash contributions of approximately $39.0 million and approximately $5.4 million to our 501 K Street and Annapolis Junction joint ventures, respectively.

•

Capital distributions from unconsolidated joint ventures decreased by approximately $200.8 million due to the sale of 125 West 55th Street in New York City and the Value-Added Fund selling to us Mountain View Research and Technology Parks during the six months ended June 30, 2013.

Cash used in financing activities for the six months ended June 30, 2014 totaled approximately $1.3 billion. This consisted primarily of the repayment at maturity of $747.5 million of 3.625% exchangeable senior notes due 2014 and payments of the regular and special distributions to our unitholders. Future debt payments are discussed below under the heading “Capitalization-Debt Financing.”

Capitalization

At June 30, 2014, our total consolidated debt was approximately $10.6 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 4.46% (with a coupon/stated rate of 5.01%) and the weighted-average maturity was approximately 5.2 years.

Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $31.0 billion at June 30, 2014. Our total consolidated market capitalization was calculated using Boston Properties, Inc.’s June 30, 2014 closing stock price of $118.18 per common share and the following: (1) 169,550,588 outstanding common units of limited partnership interest (including 153,092,574 units held by Boston Properties, Inc.), (2) an aggregate of 1,511,796 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, (3) 360,126 Series Four Preferred Units of partnership interest multiplied by the fixed liquidation preference of $50 per unit, (4) 80,000 Series B Preferred Units, at a price of $2,500 per unit and (5) our consolidated debt totaling approximately $10.6 billion. At June 30, 2014, our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, represented approximately 34.07% of our total consolidated market capitalization.

Following the consolidation of 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building)), effective June 1, 2013, our consolidated debt increased significantly compared to prior periods even though our economic interest in 767 Venture, LLC remained substantially unchanged. As a result, we believe the presentation of total adjusted debt may provide investors with a more complete picture of our share of consolidated and unconsolidated debt. Total adjusted debt is defined as our total consolidated debt, plus our share of unconsolidated joint venture debt, minus our joint venture partners’ share of consolidated debt, and was approximately $10.0 billion at June 30, 2014. In addition, in light of the difference between our total consolidated debt and our total adjusted debt, we believe that also presenting our total adjusted debt to total adjusted market capitalization ratio may provide investors with a more complete picture of our leverage in relation to the overall size of our company. The calculation of the total adjusted debt to total adjusted market capitalization ratio is the same as consolidated debt to total consolidated market capitalization ratio except that the total adjusted debt balance is used in lieu of the total consolidated debt balance. At June 30, 2014 our total adjusted debt represented approximately 32.89% of our total adjusted market capitalization.

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

Debt Financing

As of June 30, 2014, we had approximately $10.6 billion of outstanding consolidated indebtedness, representing approximately 34.07% of our total consolidated market capitalization as calculated above consisting of approximately (1) $5.837 billion (net of discount) in publicly traded unsecured senior notes having a weighted-average interest rate of 4.44% per annum and maturities in 2015, 2018, 2019, 2020, 2021, 2023 and 2024; (2) $4.4 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of

4.31% per annum and weighted-average term of 3.7 years and (3) $0.3 billion of mezzanine notes payable, associated with 767 Fifth Avenue (the General Motors Building), having a GAAP interest rate of 5.53% per annum and maturing in 2017. The table below summarizes our mortgage and mezzanine notes payable, our unsecured senior notes and our Unsecured Line of Credit at June 30, 2014 and June 30, 2013:

	June 30,
	2014	2013
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable	$4,411,453	$4,484,657
Unsecured senior notes, net of discount	5,836,729	5,834,973
Unsecured exchangeable senior notes, net of discount and adjustment for the equity component allocation	—	734,278
Unsecured Line of Credit	—	—
Mezzanine notes payable	310,427	311,637

Total	$10,558,609	$11,365,545

Percent of total debt:
Fixed rate	100.00%	100.00%
Variable rate	—%	—%

Total	100.00%	100.00%

GAAP Weighted-average interest rate at end of period:
Fixed rate	4.46%	4.59%
Variable rate	—%	—%

Total	4.46%	4.59%

Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	5.01%	4.94%
Variable rate	—%	—%

Total	5.01%	4.94%

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

As of June 30, 2014, we had no borrowings and outstanding letters of credit totaling approximately $9.9 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $990.1 million. As of August 4, 2014, we had no borrowings and outstanding letters of credit totaling approximately $9.9 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $990.1 million.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of June 30, 2014 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
12 Year Unsecured Senior Notes	5.625%	5.693%	$300,000	April 15, 2015
12 Year Unsecured Senior Notes	5.000%	5.194%	250,000	June 1, 2015
10 Year Unsecured Senior Notes	5.875%	5.967%	700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
7 Year Unsecured Senior Notes	3.700%	3.853%	850,000	November 15, 2018
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024

Total principal			5,850,000
Net unamortized discount			(13,271)

Total			$5,836,729

(1)	Yield on issuance date including the effects of discounts on the notes and the amortization of financing costs.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (or 20 basis points in the case of the $500 million of notes that mature on September 1, 2023, 25 basis points in the case of the $250 million and $700 million of notes that mature on June 1, 2015 and February 1, 2024, respectively, 40 basis points in the case of the $700 million of notes that mature on October 15, 2019 and 30 basis points in the case of the $700 million and $850 million of notes that mature on November 15, 2020 and May 15, 2021, respectively), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our unsecured senior notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of June 30, 2014, we believe we were in compliance with each of these financial restrictions and requirements.

Mortgage Notes Payable

The following represents the outstanding principal balances due under the mortgage notes payable at June 30, 2014:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(dollars in thousands)
767 Fifth Avenue (the General Motors Building)	5.95%	2.44%	$1,300,000	$142,239	$1,442,239	(2)(3)(4)	October 7, 2017
599 Lexington Avenue	5.57%	5.41%	750,000	—	750,000	(4)(5)	March 1, 2017
601 Lexington Avenue	4.75%	4.79%	716,660	—	716,660		April 10, 2022
John Hancock Tower	5.68%	5.05%	640,500	10,545	651,045	(4)(6)	January 6, 2017
Embarcadero Center Four	6.10%	7.02%	357,448	—	357,448	(7)	December 1, 2016
Fountain Square	5.71%	2.56%	211,250	12,139	223,389	(4)(8)	October 11, 2016
505 9th Street	5.73%	5.87%	120,157	—	120,157	(8)	November 1, 2017
New Dominion Tech Park, Bldg. Two	5.55%	5.58%	63,000	—	63,000	(4)(9)	October 1, 2014
New Dominion Tech Park, Bldg. One	7.69%	7.84%	42,147	—	42,147		January 15, 2021
Kingstowne Two and Retail	5.99%	5.61%	32,159	206	32,365		January 1, 2016
University Place	6.94%	6.99%	13,003	—	13,003		August 1, 2021

Total			$4,246,324	$165,129	$4,411,453

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required to reflect loans at their fair values upon acquisition or consolidation. All adjustments to reflect loans at their fair value upon acquisition or consolidation are noted above.
(2)	This property is owned by a consolidated joint venture in which we have a 60% interest.
(3)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of June 30, 2014, the maximum funding obligation under the guarantee was approximately $22.4 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.
(4)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(5)	On December 19, 2006, we terminated the forward-starting interest rate swap contracts related to this financing and received approximately $10.9 million, which amount is reducing our GAAP interest expense for this mortgage over the term of the financing, resulting in an effective interest rate of 5.41% per annum for the financing. The stated interest rate is 5.57% per annum.
(6)	In connection with the mortgage financing we have agreed to guarantee approximately $30.5 million related to our obligation to provide funds for certain tenant re-leasing costs.
(7)	Under our interest rate hedging program, we are reclassifying into earnings over the eight-year term of the loan as an increase in interest expense approximately $26.4 million (approximately $3.3 million per year) of the amounts recorded on our Consolidated Balance Sheets within Accumulated Other Comprehensive Loss resulting in an effective interest rate of 7.02% per annum.
(8)	This property is owned by a consolidated joint venture in which we have a 50% interest.
(9)	This loan was repaid on July 1, 2014.

Mezzanine Notes Payable

The following represents the outstanding principal balances due under the mezzanine notes payable at June 30, 2014:

Property Debt is Associated With	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(dollars in thousands)
767 Fifth Avenue (the General Motors Building)	6.02%	5.53%	$306,000	$4,427	$310,427	(2)(3)	October 7, 2017

(1)	GAAP interest rate differs from the stated interest rate due to adjustments required to reflect loans at their fair values upon acquisition or consolidation. The adjustment to reflect the loan at its fair value upon consolidation is noted above.
(2)	This property is owned by a consolidated joint venture in which we have a 60% interest.
(3)	The mortgage loan requires interest only payments with a balloon payment due at maturity.

Outside Members’ Notes Payable

In conjunction with the consolidation of 767 Fifth Avenue (the General Motors Building), we recorded loans payable to the joint venture’s partners totaling $450.0 million and related accrued interest payable totaling approximately $175.8 million. The partner loans bear interest at a fixed rate of 11.0% per annum and mature on June 9, 2017. We have eliminated in consolidation our partner loan totaling $270.0 million and our share of the related accrued interest payable of approximately $117.4 million at June 30, 2014. The remaining notes payable to the outside joint venture partners and related accrued interest payable totaling $180.0 million and approximately $78.3 million as of June 30, 2014 have been reflected as Outside Members’ Notes Payable and within Accrued Interest Payable, respectively, on our Consolidated Balance Sheets. The related interest expense from the Outside Members’ Notes Payable totaling approximately $7.0 million and $13.9 million for the three and six months ended June 30, 2014 is fully allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 25% to 60%. Six of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At June 30, 2014, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $748.0 million (of which our proportionate share is approximately $328.7 million). The table below summarizes the outstanding debt of these joint venture properties at June 30, 2014. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate(1)	Carrying Amount		Maturity Date
	(dollars in thousands)
540 Madison Avenue	60%	1.65%	1.82%	$120,000	(2)(3)	June 5, 2018
Metropolitan Square	51%	5.75%	5.81%	172,555		May 5, 2020
Market Square North	50%	4.85%	4.91%	128,697		October 1, 2020
Annapolis Junction Building One	50%	1.90%	2.06%	40,993	(4)	March 31, 2018
Annapolis Junction Building Six	50%	1.80%	1.99%	13,947	(2)(5)	November 17, 2014
Annapolis Junction Building Seven	50%	1.80%	2.36%	13,743	(2)(6)	April 4, 2016
Annapolis Junction Building Eight	50%	1.65%	2.09%	1,025	(2)(7)	June 23, 2017
500 North Capitol Street	30%	4.15%	4.19%	105,000	(2)	June 6, 2023
901 New York Avenue	25%	5.19%	5.27%	152,028		January 1, 2015

Total				$747,988

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges.
(2)	The loan requires interest only payments with a balloon payment due at maturity.
(3)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.50% per annum.
(4)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on March 31, 2018 with one, three-year extension option, subject to certain conditions.
(5)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on November 17, 2014 with one, one-year extension options, subject to certain conditions.
(6)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on April 4, 2016 with two, one-year extension options, subject to certain conditions.
(7)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.50% per annum and matures on June 23, 2017 with two, one-year extension options, subject to certain conditions.

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

Insurance

We carry insurance coverage on our properties of types and in amounts and with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) and we can provide no assurance that it will be extended further. Currently, the per occurrence limits of our portfolio property insurance program are $1.0 billion, including coverage for acts of terrorism other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). We also carry $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of Terrorism Coverage in our property insurance program. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage. Through June 9, 2014, $1.375 billion of the Terrorism Coverage for 767 Fifth Avenue in excess of $250 million was provided by NYXP, LLC (“NYXP”), as a direct insurer. After June 9, 2014, all of the Terrorism Coverage for 767 Fifth Avenue has been provided by third party insurers. We also currently carry nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under TRIA (“NBCR Coverage”), which is provided by IXP, as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding certain other properties owned in joint ventures with third parties or which we manage. The per occurrence limit for NBCR Coverage is $1 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage provided by IXP and the Terrorism Coverage provided by NYXP are backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” The program trigger is $100 million and the coinsurance is 15%. Under TRIPRA, if the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. We may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in our portfolio or for any other reason. In the event TRIPRA is not extended beyond December 31, 2014, (i) our $1.0 billion portfolio property insurance program and the $250 million of additional Terrorism Coverage for 601 Lexington Avenue will continue to provide Terrorism Coverage through the expiration of the program on March 1, 2015, (ii) we will evaluate alternative approaches to secure coverage for acts of terrorism thereby potentially increasing our overall cost of insurance, (iii) if such insurance is not available at commercially reasonable rates with limits equal to our current coverage or at all, we may not continue to have full occurrence limit coverage for acts of terrorism, (iv) we may not satisfy the insurance requirements under existing or future debt financings secured by individual properties, (v) we may not be able to obtain future debt financings secured by individual properties and (vi) we may cancel the insurance policies issued by IXP for the NBCR Coverage. We intend to continue to monitor the scope, nature and cost of available terrorism insurance and maintain terrorism insurance in amounts and on terms that are commercially reasonable.

We also currently carry earthquake insurance on our properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that we believe is commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, we currently carry earthquake insurance which covers our San Francisco region (excluding 535 Mission Street and Salesforce Tower (formerly Transbay Tower)) with a $120 million per occurrence limit and a $120 million annual aggregate limit, $20 million of which is provided by IXP, as a direct insurer. The builders risk policy maintained for the development of 535 Mission Street in San Francisco includes a $15 million per occurrence and annual aggregate limit of earthquake coverage. In addition, the builders risk policy maintained for the development of Salesforce Tower (formerly Transbay Tower) in San Francisco includes a $15 million per occurrence and annual aggregate limit of earthquake coverage (on July 28, 2014 this was increased to $60 million). The amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact our ability to finance properties subject to earthquake risk. We may discontinue earthquake insurance or change the structure of our earthquake insurance program on some or all of our properties in the future if the premiums exceed our estimation of the value of the coverage.

IXP, a captive insurance company which is a wholly-owned subsidiary, acts as a direct insurer with respect to a portion of our earthquake insurance coverage for our Greater San Francisco properties and our NBCR Coverage. NYXP, a captive insurance company which is a wholly-owned subsidiary, acted as a direct insurer with respect to a portion of our Terrorism Coverage for 767 Fifth Avenue through June 9, 2014. NYXP only insured losses which exceeded the program trigger under TRIA and NYXP reinsured with a third-party insurance company any coinsurance payable under TRIA. Insofar as we own IXP and NYXP, we are responsible for their liquidity and capital resources, and the accounts of IXP and NYXP are part of our consolidated financial statements. In particular, if a loss occurs which is covered by our NBCR Coverage but is less than the applicable program trigger under TRIA, IXP would be responsible for the full amount of the loss without any backstop by the Federal Government. IXP and NYXP would also be responsible for any recoupment charges by the Federal Government in the event losses are paid out and their insurance policies are maintained after the payout by the Federal Government. If we experience a loss and IXP or NYXP are required to pay under their insurance policies, we would ultimately record the loss to the extent of the required payment. Therefore, insurance coverage provided by IXP and NYXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance. In addition, we have issued a guarantee to cover liabilities of IXP in the amount of $20.0 million.

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

The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership to FFO for the three months ended June 30, 2014 and 2013:

	Three months ended June 30,
	2014	2013
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$87,436	$505,189
Add:
Noncontrolling interest—redeemable preferred units	2,938	3,741
Noncontrolling interests in property partnerships	7,553	(219)
Less:
Income from discontinued operations	—	3,315

Income from continuing operations	97,927	505,396
Add:
Real estate depreciation and amortization (1)	157,246	147,867
Income from discontinued operations	—	3,315
Less:
Gains on sales of real estate included within income from unconsolidated joint ventures	—	43,327
Gains on consolidation of joint ventures	—	387,801
Noncontrolling interests in property partnerships’ share of funds from operations	21,825	4,436
Noncontrolling interest—redeemable preferred units	2,938	3,741

Funds from Operations	$230,410	$217,273

Weighted-average units outstanding—basic	170,382	168,933

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $152,602 and $131,506, our share of unconsolidated joint venture real estate depreciation and amortization of $4,986 and $15,535 and depreciation and amortization from discontinued operations of $0 and $1,148, less corporate related depreciation and amortization of $342 and $322 for the three months ended June 30, 2014 and 2013, respectively.

Reconciliation to Diluted Funds from Operations:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Income (Numerator)	Units (Denominator)	Income (Numerator)	Units (Denominator)
	(in thousands)
Basic FFO	$230,410	170,382	$217,273	168,933
Effect of Dilutive Securities
Convertible Preferred Units	230	385	818	1,307
Stock Based Compensation and Exchangeable Senior Notes	—	160	—	552

Diluted FFO	$230,640	170,927	$218,091	170,792

Contractual Obligations

We have various service contracts with vendors related to our property management. In addition, we have certain other contracts we enter into in the ordinary course of business that may extend beyond one year. These contracts include terms that provide for cancellation with insignificant or no cancellation penalties. Contract terms are generally between three and five years.

During the second quarter of 2014, we paid approximately $50.8 million to fund tenant-related obligations, including tenant improvements and leasing commissions, and incurred approximately $56.6 million of new tenant-related obligations associated with approximately 1.1 million square feet of second generation leases, or approximately $49 per square foot. In addition, we signed leases for approximately 919,000 square feet at our development properties. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In the aggregate, during the second quarter of 2014, we signed leases for approximately 2.1 million square feet of space and incurred aggregate tenant-related obligations of approximately $148.6 million, or approximately $72 per square foot.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2014, approximately $10.6 billion of our consolidated borrowings bore interest at fixed rates and none of our consolidated borrowings bore interest at variable rates. The fair value of these instruments is affected by changes in market interest rates. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, refer to Note 4 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2014	2015	2016	2017	2018	2019+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt
Fixed Rate	$101,970	$80,070	$659,511	$2,855,942	$18,633	$695,327	$4,411,453	$4,547,761
Average Interest Rate	5.63%	5.87%	5.30%	3.91%	5.52%	4.94%	4.31%
Variable Rate	—	—	—	—	—	—	—	—
	Mezzanine debt
Fixed Rate	$631	$1,314	$1,389	$307,093	$—	$—	$310,427	$310,457
Average Interest Rate	—	—	—	5.53%	—	—	5.53%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt
Fixed Rate	$(933)	$548,314	$(1,681)	$(1,749)	$848,226	$4,444,552	$5,836,729	$6,229,201
Average Interest Rate	—	5.47%	—	—	3.85%	4.53%	4.52%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$101,668	$629,698	$659,219	$3,161,286	$866,859	$5,139,879	$10,558,609	$11,087,419

At June 30, 2014, the weighted-average coupon/stated rates on our fixed rate debt was 5.01% per annum. The weighted-average coupon/stated rates for our unsecured debt was 4.44% per annum.

At June 30, 2014, we had no outstanding variable rate debt.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of our fiscal year ending December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the three months ended June 30, 2014, we issued 874,168 common units upon conversion of 666,116 Series Two Preferred Units by the holders thereof. We issued the OP Units in reliance on exemptions from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

Each time Boston Properties, Inc. issues shares of stock (other than in exchange for OP Units when such OP Units are presented for redemption), it contributes the proceeds of such issuance to us in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended June 30, 2014 in connection with issuances of common stock by Boston Properties, Inc. pursuant to exercises of stock options, the settlement of deferred stock awards and issuances to non-employee directors of restricted common stock under the Boston Properties, Inc. 2012 Stock Option and Incentive Plan, we issued an aggregate of 27,179 OP Units to Boston Properties, Inc. in exchange for approximately $1.69 million, the aggregate proceeds to Boston Properties, Inc. of such common stock issuances. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities. None.

ITEM 3—Defaults Upon Senior Securities.

None.

ITEM 4— Mine Safety Disclosures.

None.

ITEM 5—Other Information.

(a) None.

(b) None.

ITEM 6—Exhibits.

(a) Exhibits

3.1	—	Amendment No. 2 to Second Amended and Restated By-laws of Boston Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on April 22, 2014).
12.1	—	Calculation of Ratios of Earnings to Fixed Charges and Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Distributions.
31.1	—	Certification of Chief Executive Officer of Boston Properties, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer of Boston Properties, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer of Boston Properties, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer of Boston Properties, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101	—	The following materials from Boston Properties Limited Partnership Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Partners’ Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP

By: Boston Properties, Inc., its General Partner

August 8, 2014	/S/ MICHAEL E. LABELLE
Michael E. LaBelle Chief Financial Officer (duly authorized officer and principal financial officer)