Form 10-K
period 2014-12-31
BOSTON PROPERTIES LTD PARTNERSHIP
filed 2015-03-02
CIK 1043121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Our sole general partner is Boston Properties, Inc. Certain information contained in Boston Properties, Inc.’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 19, 2015 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III. Boston Properties, Inc. intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year ended December 31, 2014.

PART I

Item I.	Business

General

As used herein, the terms “we,” “us,” “our,” “BPLP” and the “Company” refer to Boston Properties Limited Partnership, a Delaware limited partnership organized in 1997, and its subsidiaries, and their respective predecessors, considered as a single enterprise. As used in our financial statements beginning on page 115, the term “Company” refers to BPLP. Boston Properties Limited Partnership is the entity through which Boston Properties, Inc., a fully integrated, self-administered and self-managed real estate investment trust, or “REIT,” and one of the largest owners and developers of office properties in the United States conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Boston Properties, Inc.’s common stock, par value $0.01 per share, is listed on the New York Stock Exchange under the symbol “BXP.”

Our properties are concentrated in four markets—Boston, New York, San Francisco and Washington, DC. For information concerning the operations of our segments see Note 14 to the Consolidated Financial Statements. At December 31, 2014, we owned or had interests in 169 properties, totaling approximately 45.8 million net rentable square feet, including ten properties under construction totaling approximately 3.3 million net rentable square feet. In addition, we had structured parking for approximately 43,824 vehicles containing approximately 15.0 million square feet. Our properties consisted of:

•	160 office properties, including 129 Class A office properties (including nine properties under construction) and 31 Office/Technical properties;

•	one hotel;

•	five retail properties (including one property under construction); and

•	three residential properties.

We own or control undeveloped land totaling approximately 490.8 acres, which could support approximately 12.8 million square feet of additional development.

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

We are a full-service real estate company, with substantial in-house expertise and resources in acquisitions, development, financing, capital markets, construction management, property management, marketing, leasing, accounting, risk management, tax and legal services. We are managed by Boston Properties, Inc. in its capacity as our sole general partner. As of December 31, 2014, we had approximately 750 employees. Our thirty-one senior officers have an average of thirty years experience in the real estate industry, including an average of eighteen years of experience with us. Our principal executive office and Boston regional office are located at The Prudential Center, 800 Boylston Street, Suite 1900, Boston, Massachusetts 02199 and our telephone number is (617) 236-3300. In addition, we have regional offices at 599 Lexington Avenue, New York, New York 10022; Four Embarcadero Center, San Francisco, California 94111 and 2200 Pennsylvania Avenue NW, Washington, DC 20037.

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

Boston Properties Limited Partnership

As of February 23, 2015, Boston Properties, Inc. was the owner of approximately 89.3% of the economic interests in BPLP. Economic interest was calculated as the number of common partnership units of BPLP owned by Boston Properties, Inc. as a percentage of the sum of (1) the actual aggregate number of outstanding common partnership units of BPLP, (2) the number of common units issuable upon conversion of all outstanding long term incentive plan units of BPLP, or LTIP Units, other than LTIP Units issued in the form of Multi-Year Long-Term Incentive Plan Awards (“MYLTIP Awards”), assuming all conditions have been met for the conversion of the LTIP Units and (3) the 2012 Outperformance Awards that were issued in the form of LTIP Units and earned as of February 6, 2015. Refer to Note 20 to the Consolidated Financial Statements. An LTIP Unit is generally the economic equivalent of a share of Boston Properties, Inc.’s restricted common stock, although LTIP Units issued in the form of MYLTIP Awards are only entitled to receive one-tenth (1/10th) of the regular quarterly distributions (and no special distributions) prior to being earned. Boston Properties, Inc.’s general and limited partnership interests in BPLP entitle it to share in cash distributions from, and in the profits and losses of, BPLP in proportion to its percentage interest and entitle it to vote on all matters requiring a vote of the limited partners. The other limited partners of BPLP are persons who contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP or recipients of LTIP Units pursuant to Boston Properties, Inc.’s Stock Option and Incentive Plan. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of the common stock of Boston Properties, Inc. In lieu of cash, however, Boston Properties, Inc., as general partner, may, at its option, choose to acquire any common units so tendered by issuing shares of Boston Properties Inc.’s common stock in exchange for the common units. If Boston Properties, Inc. so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. We generally expect that Boston Properties, Inc., as our general partner, will elect to issue its common stock in connection with each such presentation for redemption rather than having us pay cash. With each such exchange or redemption, Boston Properties, Inc.’s percentage ownership in BPLP will increase. In addition, whenever Boston Properties, Inc. issues shares of its common stock other than to acquire common units of BPLP, it must contribute any net proceeds it receives to us and we must issue to Boston Properties, Inc. an equivalent number of our common units. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.

Our preferred units have the rights, preferences and other privileges as are set forth in an amendment to our limited partnership agreement. As of December 31, 2014 and February 23, 2015, we had two series of preferred units outstanding consisting of 12,667 Series Four Preferred Units and 80,000 Series B Preferred Units.

The Series Four Preferred Units have a liquidation preference of $50.00 per unit (or an aggregate of approximately $0.6 million at December 31, 2014 and February 23, 2015). The Series Four Preferred Units, which bear a preferred distribution equal to 2.00% per annum on a liquidation preference of $50.00 per unit, are not convertible into or exchangeable for any common equity of us or Boston Properties, Inc. In order to secure the performance of certain obligations by the holders, such Series Four Preferred Units are subject to forfeiture pursuant to the terms of a pledge agreement. The holders of Series Four Preferred Units have the right, at certain times and subject to certain conditions set forth in the Certificate of Designations establishing the rights, limitations and preferences of the Series Four Preferred Units, to require us to redeem all of their units for cash at the redemption price of $50.00 per unit. We also have the right, at certain times and subject to certain conditions, to redeem all of the Series Four Preferred Units for cash at the redemption price of $50.00 per unit. The Series Four Preferred Units that are subject to the security interest under the pledge agreement may not be redeemed until and unless such security interest is released. Due to the holders’ redemption option existing outside our control, the Series Four Preferred Units are presented outside of permanent equity in our Consolidated Balance Sheets (See Note 11 of the Consolidated Financial Statements).

The Series B Preferred Units have a liquidation preference of $2,500.00 per share (or an aggregate of approximately $193.6 million at December 31, 2014 and February 23, 2015, after deducting the underwriting discount and transaction expenses). The Series B Preferred Units were issued by us on March 27, 2013 in connection with Boston Properties, Inc.’s issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). Boston Properties, Inc. contributed the net proceeds from the offering to us in exchange for Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock. Boston Properties, Inc. will pay cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. Boston Properties, Inc. may not redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of Boston Properties, Inc.’s REIT status. On or after March 27, 2018, Boston Properties, Inc., at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share, plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of Boston Properties, Inc., BPLP or its affiliates.

Transactions During 2014

Acquisitions and Option Agreements

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

On November 12, 2014, we completed the acquisition of a parcel of land at 804 Carnegie Center in Princeton, New Jersey for a purchase price of approximately $3.7 million. 804 Carnegie Center is a build-to-suit project with approximately 130,000 net rentable square feet of Class A office space which is currently under construction. We expect that the building will be complete and available for occupancy during the first quarter of 2016.

Dispositions

On July 29, 2014, we completed the sale of our Mountain View Technology Park properties and Mountain View Research Park Building Sixteen property located in Mountain View, California for an aggregate sale price of approximately $92.1 million. Net cash proceeds totaled approximately $90.6 million, resulting in a gain on sale of real estate totaling approximately $35.9 million. Mountain View Technology Park is a seven-building complex of Office/Technical properties aggregating approximately 135,000 net rentable square feet. Mountain View Research Park Building Sixteen is an Office/Technical property with approximately 63,000 net rentable square feet.

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

On October 2, 2014, we completed the sale of Patriots Park located in Reston, Virginia for a gross sale price of $321.0 million. Patriots Park consists of three Class A office properties aggregating approximately 706,000 net rentable square feet. Net cash proceeds totaled approximately $319.1 million, resulting in a gain on sale of real estate totaling approximately $91.2 million. We have agreed to provide rent support payments to the buyer with a maximum obligation of up to approximately $12.3 million related to the leasing of 17,762 net rentable square feet at the properties, which has been recorded as a reduction to the gain on sale.

On October 22, 2014, MIT exercised its right to purchase our 415 Main Street property (formerly Seven Cambridge Center) located in Cambridge, Massachusetts on February 1, 2016. As part of its lease signed on July 14, 2004, MIT was granted an option to purchase the building at the beginning of the 11th lease year for approximately $106 million. 415 Main Street is an Office/Technical property with approximately 231,000 net rentable square feet occupied by the Broad Institute. The sale is subject to the satisfaction of customary closing conditions and there can be no assurance that the sale will be consummated on the terms currently contemplated or at all.

On October 24, 2014, we completed the sale of a parcel of land at 130 Third Avenue in Waltham, Massachusetts that is permitted for 129,000 square feet for a sale price of approximately $14.3 million. Net cash proceeds totaled approximately $13.6 million, resulting in a gain on sale of real estate totaling approximately $8.3 million.

On October 30, 2014, we completed the sale of a 45% interest in each of 601 Lexington Avenue in New York City and Atlantic Wharf Office Building and 100 Federal Street in Boston for an aggregate gross sale price of approximately $1.827 billion in cash, less the partner’s pro rata share of the indebtedness collateralized by 601 Lexington Avenue. Net cash proceeds totaled approximately $1.497 billion, after the payment of transaction costs. In connection with the sale, we formed a limited liability company for each property with the buyer and will provide customary property management and leasing services to the joint ventures. 601 Lexington Avenue is a 1,669,000 square foot Class A office complex located in Midtown Manhattan. The property consists of a 59-story tower as well as a six-story low-rise office and retail building. The property is subject to existing mortgage indebtedness of approximately $712.9 million. The Atlantic Wharf Office Building is a 791,000 square foot Class A office tower located on Boston’s Waterfront. 100 Federal Street is a 1,323,000 square foot Class A office tower located in Boston’s Financial District. The transaction did not qualify as a sale of real estate for financial reporting purposes as we continue to effectively control these properties and thus will continue to account for the properties on a consolidated basis in our financial statements. We have accounted for the transaction as an equity transaction and have recognized noncontrolling interest in our consolidated balance sheets totaling approximately $849.0 million, which is equal to 45% of the aggregate carrying value of the total equity of the properties immediately prior to the transaction. The difference between the net cash proceeds received and the noncontrolling interest recognized, which was approximately $648.4 million, has been reflected as an increase to additional paid-in capital in our consolidated balance sheets. The change in additional paid-in capital plus the partner’s proportionate share of the indebtedness secured by 601 Lexington Avenue of approximately $320.8 million, aggregating approximately $969.2 million, has not been reflected as a gain on sale of real estate in our Consolidated Statements of Operations.

On December 30, 2014, we completed the conveyance to an unrelated third party of a condominium interest in our 75 Ames Street property located in Cambridge, Massachusetts. On May 23, 2011, we had entered into a ground lease for the vacant land parcel at 75 Ames Street and had also entered into a development agreement to serve as project manager for a 250,000 square foot research laboratory building to be developed on the site at the ground lessee’s expense and to also serve, upon completion of development, as property manager. Gross proceeds to us were approximately $56.8 million, including $11.4 million in development fees for our services, and were received beginning in May 2011. The cash received under the ground lease was initially recognized as unearned revenue and recognized over the 99-year term of the ground lease as ground lease revenue totaling approximately $459,000 per year prior to the conveyance of the condominium interest. The terms of the ground lease required us to form a condominium for the site upon completion of the development, at which time each party would subject their respective interests in the buildings and land to the condominium and would in turn be conveyed a condominium unit comprised of their respective building as well as an undivided ownership interest in the land. As a result of the conveyance and the transfer of title, we recognized a gain on sale of real estate totaling approximately $33.8 million during the year ended December 31, 2014.

Developments

As of December 31, 2014, we had ten properties under construction comprised of nine office properties and one retail property, which aggregate approximately 3.3 million square feet. We estimate the total investment to complete these projects, in the aggregate, is approximately $2.1 billion of which we had already invested approximately $0.9 billion as of December 31, 2014. The investment through December 31, 2014 and estimated total investment for our properties under construction as of December 31, 2014 are detailed below (in thousands):

Construction Properties	Estimated Stabilization Date	Location	Investment to Date(1)	Estimated Total Investment(1)	Percentage leased (2)
Annapolis Junction Building Seven (50% ownership)(3)	Third Quarter, 2015	Annapolis, MD	$14,588	$17,500	100%
690 Folsom Street	Fourth Quarter, 2015	San Francisco, CA	13,271	17,900	58%
Prudential Retail Expansion	Fourth Quarter, 2015	Boston, MA	336	10,330	—%
804 Carnegie Center	First Quarter, 2016	Princeton, NJ	11,178	45,500	100%
Annapolis Junction Building Eight (50% ownership)(3)	First Quarter, 2016	Annapolis, MD	11,651	18,500	—%
99 Third Avenue Retail	Second Quarter, 2016	Waltham, MA	10,508	16,900	84%
535 Mission Street	Third Quarter, 2016	San Francisco, CA	176,792	215,000	66%
10 CityPoint	Second Quarter, 2017	Waltham, MA	24,713	100,400	74%
601 Massachusetts Avenue	Fourth Quarter, 2017	Washington, DC	228,910	360,760	83%
888 Boylston Street	Fourth Quarter, 2017	Boston, MA	35,932	271,500	36%
Salesforce Tower (95% ownership)	First Quarter, 2019	San Francisco, CA	348,924	1,073,500	51%

Total Properties under Construction			$876,803	$2,147,790	59%

(1)	Represents our share. Includes net revenue during lease up period and approximately $67.4 million of construction cost and leasing commission accruals.
(2)	Represents percentage leased as of February 23, 2015, including leases with future commencement dates.
(3)	This development project has a construction loan.

On February 10, 2014, we completed and fully placed in-service The Avant at Reston Town Center development project comprised of 359 apartment units and retail space aggregating approximately 355,000 square feet located in Reston, Virginia. As of February 23, 2015, including leases with future commencement dates, this property was approximately 84% leased.

On April 1, 2014, we commenced construction of our 99 Third Avenue development project totaling approximately 17,000 net rentable square feet of retail space located in Waltham, Massachusetts.

On April 3, 2014, we commenced construction of our 690 Folsom Street development project totaling approximately 25,000 net rentable square feet of office and retail space located in San Francisco, California. This project was partially placed in-service on December 2, 2014.

On April 10, 2014, a consolidated joint venture in which we have a 95% interest signed a lease with salesforce.com for 714,000 square feet at the new Salesforce Tower, the 1.4 million square foot, 61-story Class A office development project currently under construction at 415 Mission Street in the South Financial District of San Francisco, California. In conjunction with the lease signing, we commenced construction of the building.

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

On August 31, 2014, we completed and fully placed in-service 250 West 55th Street, a Class A office project with approximately 988,000 net rentable square feet located in New York City. As of February 23, 2015, including leases with future commencement dates, this property was 79% leased.

On September 17, 2014, we completed and fully placed in-service 680 Folsom Street, a Class A office project with approximately 525,000 net rentable square feet located in San Francisco, California. As of February 23, 2015, including leases with future commencement dates, the property was 98% leased.

On November 1, 2014, we partially placed in-service 535 Mission Street, a Class A office project with approximately 307,000 net rentable square feet located in San Francisco, California.

Secured Debt Transactions

On July 1, 2014, we used available cash to repay the mortgage loan collateralized by our New Dominion Technology Park Building Two property located in Herndon, Virginia totaling $63.0 million. The mortgage loan bore interest at a fixed rate of 5.55% per annum and was scheduled to mature on October 1, 2014. There was no prepayment penalty.

Unsecured Senior Notes

On December 15, 2014, we used available cash to redeem $300.0 million in aggregate principal amount of our 5.625% senior notes due 2015 (the “5.625% Notes”) and $250.0 million in aggregate principal amount of our 5.000% senior notes due 2015 (the “5.000% Notes”). The redemption price for the 5.625% Notes was determined in accordance with the applicable indenture and totaled approximately $308.0 million. The redemption price included approximately $2.8 million of accrued and unpaid interest to, but not including, the redemption date. Excluding such accrued and unpaid interest, the redemption price was approximately 101.73% of the principal amount being redeemed. The redemption price for the 5.000% Notes was determined in accordance with the applicable indenture and totaled approximately $255.8 million. The redemption price included approximately $0.5 million of accrued and unpaid interest to, but not including, the redemption date. Excluding such accrued and unpaid interest, the redemption price was approximately 102.13% of the principal amount being redeemed. We recognized a loss on early extinguishment of debt totaling approximately $10.6 million, which amount included the payment of the redemption premium totaling approximately $10.5 million.

Unsecured Exchangeable Senior Notes

On February 18, 2014, we repaid at maturity the $747.5 million aggregate principal amount of our 3.625% exchangeable senior notes due 2014 plus accrued and unpaid interest thereon.

Equity Transactions

On May 19, 2014, we released to the holders 319,687 Series Four Preferred Units that were previously subject to a security interest under a pledge agreement. On July 3, 2014, we redeemed such units for cash totaling approximately $16.0 million, plus accrued and unpaid distributions.

On October 16, 2014, we released to the holders 27,773 Series Four Preferred Units that were previously subject to a security interest under a pledge agreement. On November 5, 2014, we redeemed 27,773 Series Four Preferred Units for cash totaling approximately $1.4 million. An aggregate of 12,667 Series Four Preferred Units remain outstanding and subject to a security interest under a pledge agreement.

During the year ended December 31, 2014, Boston Properties, Inc. redeemed an aggregate of 80,246 common units of limited partnership interest, including 67,857 common units issued upon the conversion of LTIP units presented by the holders for redemption, in exchange for an equal number of shares of common stock. During the year ended December 31, 2014, Boston Properties, Inc. issued 21,459 shares of common stock as a result of stock options being exercised. Each time Boston Properties, Inc. issues shares of common stock (other than in exchange for common units upon exercise by limited partners of their redemption right), it contributes the proceeds of such issuance to us in return for an equivalent number of common units.

Special Distribution

On December 8, 2014, Boston Properties, Inc., as our general partner, announced that its Board of Directors declared a special cash distribution of $4.50 per unit payable on January 28, 2015 to common and LTIP unitholders of record as of the close of business on December 31, 2014. The decision to declare a special distribution was primarily a result of the taxable gains associated with the sale of approximately $2.3 billion of assets during 2014 partially offset by our election to deduct costs that were capitalized in prior years that may now be deducted under the new Tangible Property Regulations. Boston Properties, Inc.’s Board of Directors did not make any change in its policy with respect to our regular quarterly distributions.

Investments in Unconsolidated Joint Ventures

On April 10, 2014, we entered into a joint venture with an unrelated third party to acquire a parcel of land located at 1001 6th Street (formerly 501 K Street) in Washington, DC. We anticipate the land parcel may accommodate an approximate 520,000 square foot Class A office property to be developed in the future. The joint venture partner contributed the land for a 50% interest in the joint venture and we initially contributed cash of approximately $39.0 million for our 50% interest. Under the joint venture agreement, the partner will be entitled to up to two additional payments from the venture based on increases in total square footage of the project above 520,000 square feet and achieving certain project returns at stabilization.

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

On December 17, 2014, a joint venture in which we have a 25% nominal ownership interest refinanced with a new lender its mortgage loan collateralized by 901 New York Avenue located in Washington, DC. The mortgage loan totaling approximately $150.4 million bore interest at a fixed rate of 5.19% per annum and was scheduled to mature on January 1, 2015. The new mortgage loan totaling $225.0 million bears interest at a fixed rate of 3.61% per annum and matures on January 5, 2025.

On December 19, 2014, we entered into a joint venture with an unrelated third party to acquire the air rights for the future development of the first phase at North Station, consisting of an atrium hall and podium building containing up to 377,000 net rentable square feet of retail and office space located in Boston, Massachusetts. The joint venture partner contributed air rights parcels and improvements, with a fair value of approximately $13.0 million, for its initial 50% interest in the joint venture. We contributed improvements totaling approximately $4.2 million and will contribute cash totaling approximately $8.8 million for our initial 50% interest. In addition, we entered into an option and development rights agreement with our partner pursuant to which we have the right to develop residential, hotel and office space in future phases, subject to certain terms and conditions including the partner’s right to participate as a venture partner in each phase of the project.

Stock Option and Incentive Plan

On January 27, 2014, Boston Properties, Inc’s Compensation Committee approved a new equity-based, multi-year, long-term incentive program (the “2014 MYLTIP”) in lieu of an Outperformance Plan (“OPP”) as a performance-based component of our overall compensation program. Under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 718 “Compensation—Stock Compensation,” the 2014 MYLTIP has an aggregate grant fair value of approximately $12.7 million, which amount will generally be amortized into earnings over the four-year plan period under the graded vesting method (See Note 17 to the Consolidated Financial Statements).

On January 31, 2014, Boston Properties, Inc. issued 21,455 shares of restricted common stock and we issued 109,718 LTIP units under the 2012 Plan to certain employees of Boston Properties, Inc.

On January 31, 2014, the measurement period for our 2011 OPP Awards expired and Boston Properties, Inc.’s total return to shareholders (“TRS”) performance was not sufficient for employees to earn and therefore become eligible to vest in any of the 2011 OPP Awards. As a result, we accelerated the then remaining unrecognized compensation expense totaling approximately $1.2 million. Accordingly, all 2011 OPP Awards were automatically forfeited and we repaid employees an amount equal to $0.25 (which is equal to what they paid upon acceptance of the award) multiplied by the number of 2011 OPP Awards they received.

Business and Growth Strategies

Business Strategies

Our primary business objective is to maximize return on investment so as to provide our investors with the greatest possible total return in all points of the economic cycle. Our strategies to achieve this objective are:

•	to target a few carefully selected geographic markets, including Boston, New York, San Francisco and Washington, DC, and to be one of the leading, if not the leading, owners, developers and managers in each of those markets with a full-service office in each market providing property management, leasing, development, construction and legal expertise. We select markets and submarkets with a diverse economic base and a deep pool of prospective tenants in various industries and where tenants have demonstrated a preference for high-quality office buildings and other facilities. We have explored and may continue to explore for future investment select domestic and international markets that exhibit these same traits;

•	to emphasize markets and submarkets within those markets where the lack of available sites and the difficulty of receiving the necessary approvals for development and the necessary financing constitute high barriers to the creation of new supply, and where skill, financial strength and diligence are required to successfully develop, finance and manage high-quality office, research and development space, as well as selected retail and residential space;

•	to take on complex, technically challenging development projects, leveraging the skills of our management team to successfully develop, acquire or reposition properties that other organizations may not have the capacity or resources to pursue;

•	to own and develop high-quality real estate designed to meet the demands of today’s tenants who require sophisticated telecommunications and related infrastructure, support services, sustainable features and amenities, and to manage those facilities so as to become the landlord of choice for both existing and prospective clients;

•	to opportunistically acquire assets which increase our penetration in the markets in which we have chosen to concentrate, as well as potential new markets, which exhibit an opportunity to improve or preserve returns through repositioning (through a combination of capital improvements and shift in marketing strategy), changes in management focus and leasing;

•	to explore joint venture opportunities with existing property owners located in desirable locations, who seek to benefit from the depth of development and management expertise we are able to provide and our access to capital, and/or to explore joint venture opportunities with strategic institutional partners, leveraging our skills as owners, operators and developers of Class A office space and mixed-use complexes;

•	to pursue on a selective basis the sale of properties or interests therein, including core properties, to either (1) take advantage of the demand for our premier properties and realize the value we have created or (2) pare from our portfolio properties that we believe have slower future growth potential;

•	to seek third-party development contracts, which can be a significant source of revenue and enable us to retain and utilize our existing development and construction management staff, especially when our internal development is less active or when new development is less-warranted due to market conditions; and

•	to enhance our capital structure through our access to a variety of sources of capital and proactively manage our debt expirations. In the current economic climate with historically low interest rates we have and will continue to attempt to lower the cost of our debt capital and seek opportunities to lock in such low rates through early debt repayment, refinancings and interest rate hedges.

Growth Strategies

External Growth Strategies

We believe that our development experience and our organizational depth position us to continue to selectively develop a range of property types, including high-rise urban developments, mixed-use developments (including residential and retail), low-rise suburban office properties and research and laboratory space, within budget and on schedule. We believe we are also well positioned to achieve external growth through acquisitions. Other factors that contribute to our competitive position include:

•	our control of sites (including sites under contract or option to acquire) in our markets that could support approximately 12.8 million additional square feet of new office, retail, and residential development;

•	our reputation gained through 45 years of successful operations and the stability and strength of our existing portfolio of properties;

•	our relationships with leading national corporations, universities and public institutions, including government agencies, seeking new facilities and development services;

•	our relationships with nationally recognized financial institutions that provide capital to the real estate industry;

•	our track record and reputation for executing acquisitions efficiently provide comfort to domestic and foreign institutions, private investors and corporations who seek to sell commercial real estate in our market areas;

•	our ability to act quickly on due diligence and financing;

•	our relationships with institutional buyers and sellers of high-quality real estate assets and

•	our ability to procure entitlements from multiple municipalities to develop sites and attract land owners to sell or partner with us.

Opportunities to execute our external growth strategy fall into three categories:

•	Development in selected submarkets. We believe the additional development of well-positioned office buildings and mixed use complexes could be justified in many of our submarkets. We believe in acquiring land after taking into consideration timing factors relating to economic cycles and in response to market conditions that allow for its development at the appropriate time. While we purposely concentrate in markets with high barriers-to-entry, we have demonstrated throughout our 45-year history, an ability to make carefully timed land acquisitions in submarkets where we can become one of the market leaders in establishing rent and other business terms. We believe that there are opportunities at key locations in our existing and other markets for a well-capitalized developer to acquire land with development potential.

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

•

Acquisition of assets and portfolios of assets from institutions or individuals. We believe that due to our size, management strength and reputation, we are well positioned to acquire portfolios of assets or individual properties from institutions or individuals if valuations meet our criteria. In addition, we believe that our market knowledge and our liquidity and access to capital may provide us with a competitive advantage when pursuing acquisitions. There may be enhanced opportunities to purchase assets with near-term financing maturities or possibly provide debt on assets at enhanced yields. Opportunities to acquire properties may also come through the purchase of first mortgage or mezzanine debt. We may also acquire properties for cash, but we are also particularly well-positioned to appeal to sellers wishing to contribute on a tax-deferred basis their ownership of property for equity in a diversified real estate operating company that offers liquidity through access to the public equity markets in addition to a quarterly distribution. Our ability to offer our common and preferred units of limited partnership to sellers who would otherwise recognize a taxable gain upon a sale of assets or Boston Properties, Inc.’s common stock may facilitate this type of transaction on a tax-efficient basis. In addition, we may consider mergers with and acquisitions of compatible real estate firms.

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

The average lease term of our in-place leases, including unconsolidated joint ventures, was approximately 6.8 years at December 31, 2014 and we continue to cultivate long-term leasing relationships with a diverse base of high-quality, financially stable tenants. Based on leases in place at December 31, 2014, leases with respect to approximately 6.0% of the total square feet in our portfolio, including unconsolidated joint ventures, will expire in calendar year 2015.

•

Directly manage our office properties to maximize the potential for tenant retention. We provide property management services ourselves, rather than contracting for this service, to maintain awareness of and responsiveness to tenant needs. We and our properties also benefit from cost efficiencies produced by an experienced work force attentive to preventive maintenance and energy management and from our continuing programs to assure that our property management personnel at all levels remain aware of their important role in tenant relations.

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

We expect to continue to pursue our investment objectives primarily through the ownership of our current properties, development projects and other acquired properties. We currently intend to continue to invest primarily in developments of properties and acquisitions of existing improved properties or properties in need of redevelopment, and acquisitions of land that we believe have development potential, primarily in our existing markets of Boston, New York, San Francisco and Washington, DC. We have explored and may continue to explore for future investment select domestic and international markets that exhibit these same traits. Future investment or development activities will not be limited to a specified percentage of our assets. We intend to engage in such future investment or development activities in a manner that is consistent with the maintenance of Boston Properties, Inc.’s status as a REIT for federal income tax purposes. In addition, we may purchase or lease income-producing commercial and other types of properties for long-term investment, expand and improve the real estate presently owned or other properties purchased, or sell such real estate properties, in whole or in part, when circumstances warrant. We do not have a policy that restricts the amount or percentage of assets that will be invested in any specific property, however, our investments may be restricted by our debt covenants.

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

During 2014, we hired a Sustainability Manager whose sole responsibility is to promote, monitor and disclose our sustainability activities. In addition, for the third straight year the Global Real Estate Sustainability Benchmark (“GRESB”) ranked us in the top quadrant of all companies responding to its sustainability survey. For the 2014 GRESB report, we ranked 17th out of 637 companies surveyed and 2nd out of 32 office companies in GRESB’s United States office peer group. Also during 2014, we received from NAREIT the “2014 Special Recognition—Most Improved Leader in the Light Award” recognizing our sustainable energy use practices.

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

In addition, although not part of our core strategy, we are currently operating three residential properties (See Note 20 to the Consolidated Financial Statements) and may in the future decide to acquire or develop additional residential properties. As an owner and operator of apartments, we will also face competition for prospective residents from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. We will also compete against condominiums and single-family homes that are for sale or rent. Because we have limited experience with residential properties, we expect to continue to retain third parties to manage our residential properties.

Our Hotel Property

We operate our hotel property through a taxable REIT subsidiary. The taxable REIT subsidiary, a wholly-owned subsidiary of BPLP, is the lessee pursuant to a lease for the hotel property. As lessor, we are entitled to a percentage of gross receipts from the hotel property. The hotel lease allows economic benefits of ownership to flow to us. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of the existing management agreements. Marriott has been engaged under a separate long-term incentive management agreement to operate and manage the hotel on behalf of the taxable REIT subsidiary. In connection with these arrangements, Marriott has agreed to operate and maintain our hotel in accordance with its system-wide standard for comparable hotels and to provide the hotel with the benefits of its central reservation system and other chain-wide programs and services. Under a management agreement for the hotel, Marriott acts as the taxable REIT subsidiary’s agent to supervise, direct and control the management and operation of the hotel and receives as compensation base management fees that are calculated as a percentage of the hotel’s gross revenues, and supplemental incentive fees if the hotel exceeds negotiated profitability breakpoints. In addition, the taxable REIT subsidiary compensates Marriott, on the basis of a formula applied to the hotel’s gross revenues, for certain system-wide services provided by Marriott, including central reservations, marketing and training. During 2014, 2013 and 2012, Marriott received an aggregate of approximately $1.0 million, $1.2 million and $2.0 million, respectively, from our taxable REIT subsidiary.

Seasonality

Our hotel property traditionally has experienced significant seasonality in its operating income. Below is the net operating income and the percentage of net operating income by quarter for the year ended December 31, 2014.

First Quarter	Second Quarter	Third Quarter	Fourth Quarter
$1.4 million	$5.0 million	$4.3 million	$3.4 million
10%	36%	31%	23%

Corporate Governance

Our sole general partner, Boston Properties, Inc., is currently governed by an eleven member Board of Directors. The current members of the Board of Directors of Boston Properties, Inc. are Mortimer B. Zuckerman, Carol B. Einiger, Dr. Jacob A. Frenkel, Joel I. Klein, Douglas T. Linde, Matthew J. Lustig, Alan J. Patricof, Ivan G. Seidenberg, Owen D. Thomas, Martin Turchin and David A. Twardock. All directors of Boston Properties, Inc. stand for election for one-year terms expiring at the next succeeding annual meeting of stockholders.

The Board of Directors of Boston Properties, Inc. has Audit, Compensation and Nominating and Corporate Governance Committees. The membership of each of these committees is described below.

Independent Director	Audit		Compensation		Nominating and Corporate Governance
Carol B. Einiger			X
Dr. Jacob A. Frenkel			X		X	*
Joel I. Klein	X				X
Matthew J. Lustig
Alan J. Patricof	X	*			X
Ivan G. Seidenberg **
Martin Turchin
David A. Twardock	X		X	*

X=Committee member, *=Chair, **=Lead Independent Director

•	The Board of Directors of Boston Properties, Inc. has adopted charters for each of its Audit, Compensation and Nominating and Corporate Governance Committees. A copy of each of these charters is available on Boston Properties, Inc.’s website at http://www.bostonproperties.com under the heading “Corporate Governance” and subheading “Committees and Charters.”

•	The Board of Directors of Boston Properties, Inc. has adopted Corporate Governance Guidelines, a copy of which is available on Boston Properties, Inc.’s website at http://www.bostonproperties.com under the heading “Corporate Governance” and subheading “Governance Guidelines.”

•	The Board of Directors of Boston Properties, Inc. has adopted a Code of Business Conduct and Ethics, which governs business decisions made and actions taken by the directors, officers and employees of Boston Properties, Inc. A copy of this code is available on Boston Properties, Inc.’s website at http://www.bostonproperties.com under the heading “Corporate Governance” and subheading “Code of Conduct and Ethics.” We intend to disclose on this website any amendment to, or waiver of, any provisions of this Code applicable to the directors and executive officers of Boston Properties, Inc. that would otherwise be required to be disclosed under the rules of the SEC or the New York Stock Exchange.

•	The Board of Directors of Boston Properties, Inc. has established an ethics reporting system that employees may use to anonymously report possible violations of the Code of Business Conduct and Ethics, including concerns regarding questionable accounting, internal accounting controls or auditing matters, by telephone or over the internet.

•	The Board of Directors of Boston Properties, Inc. has adopted a Policy on Company Political Spending, a copy of which is available on our website at http://www.bostonproperties.com under the heading “Corporate Governance” and subheading “Policy on Political Spending.”

Item 1A.	Risk Factors

Set forth below are the risks that we believe are material to our investors. We refer to our common units, preferred units and LTIP Units together as our “securities,” and the investors who own our securities as “securityholders.” This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 47.

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

•	downturns in the national, regional and local economic conditions (particularly increases in unemployment);

•	competition from other office, hotel, retail and residential buildings;

•	local real estate market conditions, such as oversupply or reduction in demand for office, hotel, retail or residential space;

•	changes in interest rates and availability of financing;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	changes in space utilization by our tenants due to technology, economic conditions and business culture;

•	increased operating costs, including insurance expense, utilities, real estate taxes, state and local taxes and heightened security costs;

•	civil disturbances, earthquakes and other natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses or decrease the desirability to our tenants in impacted locations;

•	significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs which are generally not reduced when circumstances cause a reduction in revenues from a property;

•	declines in the financial condition of our tenants and our ability to collect rents from our tenants; and

•	decreases in the underlying value of our real estate.

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

We intend to continue to develop and substantially renovate office, retail and residential properties. Our current and future development and construction activities may be exposed to the following risks:

•	we may be unable to proceed with the development of properties because we cannot obtain financing on favorable terms or at all;

•	we may incur construction costs for a development project that exceed our original estimates due to increases in interest rates and increased materials, labor, leasing or other costs, which could make completion of the project less profitable because market rents may not increase sufficiently to compensate for the increase in construction costs;

•	we may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require us to abandon our activities entirely with respect to a project;

•	we may abandon development opportunities after we begin to explore them and as a result we may lose deposits or fail to recover expenses already incurred;

•	we may expend funds on and devote management’s time to projects which we do not complete;

•	we may be unable to complete construction and/or leasing of a property on schedule or at all; and

•	we may suspend development projects after construction has begun due to changes in economic conditions or other factors, and this may result in the write-off of costs, payment of additional costs or increases in overall costs when the development project is restarted.

Investment returns from our developed properties may be less than anticipated.

Our developed properties may be exposed to the following risks:

•	we may lease developed properties at rental rates that are less than the rates projected at the time we decide to undertake the development;

•	operating expenses may be greater than projected at the time of development, resulting in our investment being less profitable than we expected; and

•	occupancy rates and rents at newly developed properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in our investments being less profitable than we expected or not profitable at all.

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

As of February 23, 2015, we had no outstanding indebtedness, excluding our unconsolidated joint ventures, that bears interest at variable rates, but we may incur such indebtedness in the future. If interest rates increase, then so would the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our securityholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815 “Derivatives and Hedging.” In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

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

On February 23, 2015, our total consolidated debt was approximately $9.9 billion (i.e., excluding unconsolidated joint venture debt). Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the market value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $34.3 billion at February 23, 2015. Total consolidated market capitalization was calculated using Boston Properties, Inc.’s closing stock price of $140.93 per common share and the following: (1) 169,630,677 outstanding common units of limited partnership interest (including 153,187,903 common units held by Boston Properties, Inc.), (2) an aggregate of 1,639,695 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, (3) 12,667 Series Four Preferred Units of partnership interest multiplied by the fixed liquidation preference of $50 per unit, (4) 80,000 Series B Preferred Units, at a price of $2,500 per unit (5) 219,380 2012 OPP Units that were issued in the form of LTIP Units and earned as of February 6, 2015 and (6) our consolidated debt totaling approximately $9.9 billion. The calculation of total consolidated market capitalization does not include 312,585 2013 MYLTIP Units, 480,128 2014 MYLTIP Units and 372,007 2015 MYLTIP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. Our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, at February 23, 2015, represented approximately 28.87% of our total consolidated market capitalization. This percentage will fluctuate with changes in the value of our common units and therefore with changes in the value of Boston Properties, Inc.’s common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the consolidated debt to total consolidated market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

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

In appropriate circumstances, we intend to develop, acquire and recapitalize properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. We currently have joint ventures that are and are not consolidated within our financial statements. Our share of the aggregate revenue from all of our joint ventures represented approximately 19.5% of our total revenue (the sum of our total consolidated revenue and our share of such joint venture revenue) for the three months ended December 31, 2014. Our participation in joint ventures is subject to the risks that:

•	we could become engaged in a dispute with any of our joint venture partners that might affect our ability to develop, finance or operate a property and could lead to the sale of either parties ownership interest or the property;

•	some of our joint ventures are subject to debt and in the current credit markets the refinancing of such debt may require equity capital calls;

•	our joint venture partners may default on their obligations necessitating that we fulfill their obligation ourselves;

•	our joint venture partners may have different objectives than we have regarding the appropriate timing and terms of any sale or refinancing of properties;

•	our joint venture partners may be structured differently than us for tax purposes and this could create conflicts of interest;

•	our joint venture partners may have competing interests in our markets that could create conflicts of interest; and

•	our joint ventures may be unable to repay any amounts that we may loan to them.

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

Because we own a hotel property, we face the risks associated with the hospitality industry.

The following factors, among others, are common to the hotel industry, and may reduce the receipts generated by our hotel property:

•	our hotel property competes for guests with other hotels, a number of which may have greater marketing and financial resources than our hotel-operating business partners;

•	if there is an increase in operating costs resulting from inflation and other factors, our hotel-operating business partners may not be able to offset such increase by increasing room rates;

•	our hotel property is subject to the fluctuating and seasonal demands of business travelers and tourism; and

•	our hotel property is subject to general and local economic and social conditions that may affect demand for travel in general, including war and terrorism.

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

We, in general, and the holders of our securities, in particular, must rely on Boston Properties, Inc., as our general partner, to manage our affairs and business. Boston Properties, Inc. is subject to certain risks that may affect its financial and other conditions, including particularly adverse consequences if it fails to qualify as a REIT for federal income tax purposes. While Boston Properties, Inc. intends to operate in a manner that will allow it to continue to qualify as a REIT we cannot assure you that it will remain qualified as such in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification; including with respect to our hotel ownership structure.

We cannot predict if or when any new U.S. federal income tax law, regulation, or administrative interpretation, or any amendment to any existing U.S. federal income tax law, Treasury regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We, Boston Properties, Inc., our taxable REIT subsidiaries, and our securityholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, Treasury regulation or administrative interpretation.

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

In order to enable our sole general partner, Boston Properties, Inc. to maintain its REIT status, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings. To qualify as a REIT, Boston Properties, Inc. generally must distribute to its stockholders at least 90% of its taxable income each year, excluding capital gains and with certain other adjustments. In addition, Boston Properties, Inc. will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by us in any calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income and 100% of our undistributed income from prior years. Boston Properties, Inc. may need short-term debt or long-term debt or proceeds from asset sales, creation of joint ventures or sales of common stock to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. The inability of our cash flows to cover these distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities in order to fund distributions required to maintain Boston Properties, Inc.’s REIT status.

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

Stock Ownership Limit

To facilitate maintenance of Boston Properties, Inc.’s qualification as a REIT and to otherwise address concerns relating to concentration of stock ownership, Boston Properties, Inc.’s Charter generally prohibits ownership, directly, indirectly or beneficially, by any single stockholder of more than 6.6% of the number of outstanding shares of any class or series of Boston Properties, Inc.’s common stock. We refer to this limitation as the “ownership limit.” The Board of Directors of Boston Properties, Inc. may waive, in its sole discretion, or modify the ownership limit with respect to one or more persons if it is satisfied that ownership in excess of this limit will not jeopardize Boston Properties, Inc.’s status as a REIT for federal income tax purposes. In addition, under Boston Properties, Inc.’s Charter, each of Mortimer B. Zuckerman and the respective families and affiliates of Mortimer B. Zuckerman and Edward H. Linde, as well as, in general, pension plans and mutual funds, may actually and beneficially own up to 15% of the number of outstanding shares of any class or series of Boston Properties, Inc.’s equity common stock. Shares of Boston Properties, Inc. owned in violation of the ownership limit will be subject to the loss of rights to distributions and voting and other penalties. The ownership limit may have the effect of inhibiting or impeding a change in control of Boston Properties, Inc.

Agreement of Limited Partnership of BPLP

In our agreement of limited partnership, Boston Properties, Inc. has agreed that it will not engage in specified extraordinary transactions, including, among others, business combinations, unless limited partners other than Boston Properties, Inc. receive, or have the opportunity to receive, either (1) the same consideration for their partnership interests as holders of Boston Properties, Inc.’s common stock in the transaction or (2) limited partnership units that, among other things, would entitle the holders, upon redemption of these units, to receive shares of common equity of a publicly traded company or the same consideration as holders of Boston Properties, Inc. common stock receive in the transaction. If these limited partners would not receive such consideration, we cannot engage in the transaction unless limited partners holding at least 75% of the common units of limited partnership interest, other than those held by Boston Properties, Inc. or its affiliates, consent to the transaction. In addition, we have agreed in our agreement of limited partnership that Boston Properties, Inc., as our general partner, will not complete specified extraordinary transactions, including among others, business combinations, in which Boston Properties, Inc. receives the approval of its common stockholders unless (1) limited partners holding at least 75% of the common units of limited partnership interest, other than those held by Boston Properties, Inc. or its affiliates, consent to the transaction or (2) our limited partners are also allowed to vote and the transaction would have been approved had these limited partners been able to vote as common stockholders on the transaction.

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

We depend on the efforts of key personnel, particularly Owen D. Thomas, the Chief Executive Officer of Boston Properties, Inc., Douglas T. Linde, the President of Boston Properties, Inc., and Raymond A. Ritchey, Executive Vice President, National Director of Acquisitions and Development of Boston Properties, Inc. Among the reasons that Messrs. Thomas, Linde and Ritchey are important to our success is that each has a national reputation, which attracts business and investment opportunities and assists us in negotiations with lenders, joint venture partners and other investors. If we lost their services, our relationships with lenders, potential tenants and industry personnel could diminish.

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

Some holders of our limited partnership interests, including Mortimer B. Zuckerman, could incur adverse tax consequences upon the sale of certain of our properties and on the repayment of related debt which differ from the tax consequences to us. Consequently, such holders of our limited partnership interests may have different objectives regarding the appropriate pricing and timing of any such sale or repayment of debt. While Boston Properties, Inc. has exclusive authority under our limited partnership agreement to determine when to refinance or repay debt or whether, when, and on what terms to sell a property, subject, in the case of certain properties, to the contractual commitments described below, any such decision would require the approval of the Board of Directors of Boston Properties, Inc. While the Board of Directors of Boston Properties, Inc. has a policy with respect to these matters, Mr. Zuckerman, as Chairman, and Mr. D. Linde, as a director and executive officer of Boston Properties, Inc., could exercise their influence in a manner inconsistent with the interests of some, or a majority, of Boston Properties, Inc.’s stockholders or our securityholders, including in a manner which could prevent completion of a sale of a property or the repayment of indebtedness.

Agreement not to sell some properties.

We have entered into agreements with respect to some properties that we have acquired in exchange for partnership interests in BPLP. Pursuant to those agreements, we have agreed not to sell or otherwise transfer some of our properties, prior to specified dates, in any transaction that would trigger taxable income and we are responsible for the reimbursement of certain tax-related costs to the prior owners if the subject properties are sold in a taxable sale. In general, our obligations to the prior owners are limited in time and only apply to actual damages suffered. As of December 31, 2014, there were a total of three properties subject to these restrictions. In the aggregate, these properties accounted for approximately 13% of our total revenue (the sum of our total consolidated revenue and our share of joint venture revenue) for the year ended December 31, 2014.

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

We carry insurance coverage on our properties of types and in amounts and with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 and further extended to December 31, 2020 by the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”), and we can provide no assurance that it will be extended further. Currently, the per occurrence limits of our portfolio property insurance program are $1.0 billion, including coverage for acts of terrorism other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). We also carry $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of Terrorism Coverage in our property insurance program. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage. Through June 9, 2014, $1.375 billion of the Terrorism Coverage for 767 Fifth Avenue in excess of $250 million was provided by NYXP, LLC (“NYXP”), as a direct insurer. After June 9, 2014, all of the Terrorism Coverage for 767 Fifth Avenue has been provided by third party insurers. We also currently carry nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under TRIA (“NBCR Coverage”), which is provided by IXP, as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding certain other properties owned in joint ventures with third parties or which we manage. The per occurrence limit for NBCR Coverage is $1 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage provided by IXP and the Terrorism Coverage provided by NYXP are backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger. In 2015, the program trigger is $100.0 million and the coinsurance is 15%, however both will increase in subsequent years pursuant to TRIPRA. If the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. We may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in our portfolio or for any other reason. We intend to continue to monitor the scope, nature and cost of available terrorism insurance and maintain terrorism insurance in amounts and on terms that are commercially reasonable.

We also currently carry earthquake insurance on our properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that we believe is commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, we currently carry earthquake insurance which covers our San Francisco region (excluding Salesforce Tower and through October 22, 2014 excluding 535 Mission Street) with a $170 million per occurrence limit (increased on March 1, 2015 from $120 million) and a $170 million annual aggregate limit (increased on March 1, 2015 from $120 million), $20 million of which is provided by IXP, as a direct insurer. The builders risk policy maintained for the development of 535 Mission Street in San Francisco included a $15 million per occurrence and annual aggregate limit of earthquake coverage through October 22, 2014, after which time 535 Mission Street was included in our portfolio earthquake insurance program. In addition, the builders risk policy maintained for the development of Salesforce Tower in San Francisco includes a $60 million per occurrence and annual aggregate limit of earthquake coverage (increased from $15 million on July 29, 2014). The amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact our ability to finance properties subject to earthquake risk. We may discontinue earthquake insurance or change the structure of our earthquake insurance program on some or all of our properties in the future if the premiums exceed our estimation of the value of the coverage.

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

A security breach or other significant disruption involving our IT networks and related systems could:

•	disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants;

•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;

•	result in our inability to properly monitor our compliance with the rules and regulations regarding Boston Properties, Inc.’s qualification as a REIT;

•	result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or which could expose us to damage claims by third-parties for disruptive, destructive or otherwise harmful purposes and outcomes;

•	result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	damage our reputation among our tenants and investors generally.

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

We face possible adverse state and local tax audits and changes in state and local tax law.

Because Boston Properties, Inc. is organized and qualifies as a REIT, it is generally not subject to federal income taxes, but we are subject to certain state and local taxes. In the normal course of business, certain entities through which we own real estate either have undergone, or are currently undergoing, tax audits. Although we believe that we have substantial arguments in favor of our positions in the ongoing audits, in some instances there is no controlling precedent or interpretive guidance on the specific point at issue. Collectively, tax deficiency notices received to date from the jurisdictions conducting the ongoing audits have not been material. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.

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

At December 31, 2014, we owned or had interests in 169 properties, totaling approximately 45.8 million net rentable square feet, including ten properties under construction totaling approximately 3.3 million net rentable square feet. In addition, we had structured parking for approximately 43,824 vehicles containing approximately 15.0 million square feet. Our properties consisted of (1) 160 office properties, including 129 Class A office buildings, including nine properties under construction, and 31 properties that support both office and technical uses, (2) five retail properties (including one under construction), (3) one hotel and (4) three residential properties. In addition, we own or control 490.8 acres of land for future development. The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at December 31, 2014.

Properties	Location	% Leased as of December 31, 2014	Number of Buildings	Net Rentable Square Feet
Class A Office
767 Fifth Avenue (The General Motors Building) (60% ownership)	New York, NY	98.9%	1	1,809,775
John Hancock Tower	Boston, MA	97.2%	1	1,722,102
399 Park Avenue	New York, NY	99.0%	1	1,710,383
601 Lexington Avenue (55% ownership)	New York, NY	99.8%	1	1,631,300
100 Federal Street (55% ownership)	Boston, MA	89.6%	1	1,265,411
Times Square Tower (55% ownership)	New York, NY	100.0%	1	1,246,731
800 Boylston Street—The Prudential Center	Boston, MA	96.4%	1	1,227,964
599 Lexington Avenue	New York, NY	99.2%	1	1,045,128
Bay Colony Corporate Center	Waltham, MA	78.7%	4	996,317
250 West 55th Street	New York, NY	55.1%	1	987,800
Embarcadero Center Four	San Francisco, CA	92.1%	1	934,407
111 Huntington Avenue—The Prudential Center	Boston, MA	97.2%	1	860,455
Embarcadero Center One	San Francisco, CA	93.8%	1	830,854
Atlantic Wharf Office (55% ownership)	Boston, MA	100.0%	1	793,827
Embarcadero Center Two	San Francisco, CA	98.4%	1	779,800
Embarcadero Center Three	San Francisco, CA	97.8%	1	774,981
Capital Gallery	Washington, DC	95.8%	1	631,029
South of Market	Reston, VA	100.0%	3	623,665
Metropolitan Square (51% ownership)(1)	Washington, DC	88.6%	1	589,288
3100-3130 Zanker Road (formerly 3200 Zanker Road)	San Jose, CA	19.5%	4	543,900
901 New York Avenue (25% ownership)(1)	Washington, DC	100.0%	1	539,679
Reservoir Place	Waltham, MA	90.6%	1	527,860
680 Folsom Street	San Francisco, CA	91.8%	2	524,793
Fountain Square (50% ownership)	Reston, VA	99.3%	2	521,707
601 and 651 Gateway	South San Francisco, CA	95.3%	2	506,280
101 Huntington Avenue—The Prudential Center	Boston, MA	32.6%	1	505,249
2200 Pennsylvania Avenue	Washington, DC	98.1%	1	458,831

Properties	Location	% Leased as of December 31, 2014	Number of Buildings	Net Rentable Square Feet
One Freedom Square	Reston, VA	100.0%	1	432,581
Two Freedom Square	Reston, VA	100.0%	1	421,757
One Tower Center	East Brunswick, NJ	33.7%	1	412,797
Market Square North (50% ownership) (1)	Washington, DC	94.0%	1	406,797
140 Kendrick Street	Needham, MA	99.5%	3	380,987
One and Two Discovery Square	Reston, VA	100.0%	2	366,990
Weston Corporate Center	Weston, MA	100.0%	1	356,995
510 Madison Avenue	New York, NY	82.7%	1	355,598
505 9th Street, N.W. (50% ownership)	Washington, DC	100.0%	1	321,943
One Reston Overlook	Reston, VA	100.0%	1	319,519
1333 New Hampshire Avenue	Washington, DC	93.1%	1	315,371
Waltham Weston Corporate Center	Waltham, MA	97.2%	1	306,687
230 CityPoint	Waltham, MA	85.1%	1	300,573
Wisconsin Place Office	Chevy Chase, MD	100.0%	1	299,186
540 Madison Avenue (60% ownership)(1)	New York, NY	83.6%	1	283,695
Quorum Office Park	Chelmsford, MA	90.0%	2	267,527
355 Main Street (formerly Five Cambridge Center)	Cambridge, MA	100.0%	1	264,708
Reston Corporate Center	Reston, VA	100.0%	2	261,046
611 Gateway	South San Francisco, CA	81.2%	1	260,337
Democracy Tower	Reston, VA	100.0%	1	259,441
New Dominion Technology Park—Building Two	Herndon, VA	100.0%	1	257,400
200 West Street	Waltham, MA	96.2%	1	256,245
1330 Connecticut Avenue	Washington, DC	100.0%	1	252,136
500 E Street, S.W.	Washington, DC	100.0%	1	251,994
New Dominion Technology Park—Building One	Herndon, VA	100.0%	1	235,201
510 Carnegie Center	Princeton, NJ	100.0%	1	234,160
500 North Capitol Street, N.W. (30% ownership)(1)	Washington, DC	90.9%	1	231,411
90 Broadway (formerly Four Cambridge Center)	Cambridge, MA	97.1%	1	222,656
255 Main Street (formerly One Cambridge Center)	Cambridge, MA	100.0%	1	215,629
77 CityPoint	Waltham, MA	82.8%	1	209,707
Sumner Square	Washington, DC	98.5%	1	208,892
University Place	Cambridge, MA	100.0%	1	195,282
300 Binney Street (formerly Seventeen Cambridge Center)	Cambridge, MA	100.0%	1	195,191
North First Business Park(2)	San Jose, CA	100.0%	5	190,636
2600 Tower Oaks Boulevard	Rockville, MD	63.2%	1	179,369
150 Broadway (formerly Eight Cambridge Center)	Cambridge, MA	100.0%	1	177,226
Lexington Office Park	Lexington, MA	83.4%	2	166,759
210 Carnegie Center	Princeton, NJ	79.3%	1	162,372
206 Carnegie Center	Princeton, NJ	100.0%	1	161,763

Properties	Location	% Leased as of December 31, 2014	Number of Buildings	Net Rentable Square Feet
191 Spring Street	Lexington, MA	100.0%	1	158,900
Kingstowne Two	Alexandria, VA	68.5%	1	156,251
105 Broadway (formerly Ten Cambridge Center)	Cambridge, MA	100.0%	1	152,664
212 Carnegie Center	Princeton, NJ	89.8%	1	151,547
Kingstowne One	Alexandria, VA	88.6%	1	151,483
214 Carnegie Center	Princeton, NJ	77.7%	1	150,774
506 Carnegie Center	Princeton, NJ	100.0%	1	149,110
2440 West El Camino Real	Mountain View, CA	100.0%	1	141,392
Two Reston Overlook	Reston, VA	100.0%	1	134,615
508 Carnegie Center	Princeton, NJ	92.6%	1	134,433
202 Carnegie Center	Princeton, NJ	94.2%	1	130,582
101 Carnegie Center	Princeton, NJ	83.9%	1	125,468
504 Carnegie Center	Princeton, NJ	100.0%	1	121,990
40 Shattuck Road	Andover, MA	86.3%	1	121,216
91 Hartwell Avenue	Lexington, MA	73.2%	1	120,458
701 Carnegie Center	Princeton, NJ	100.0%	1	120,000
Annapolis Junction Building Six (50% ownership)(1)	Annapolis, MD	48.9%	1	119,339
Annapolis Junction Building One (50% ownership)(1)	Annapolis, MD	70.7%	1	117,599
502 Carnegie Center	Princeton, NJ	93.2%	1	117,302
325 Main Street (formerly Three Cambridge Center)	Cambridge, MA	100.0%	1	115,061
201 Spring Street	Lexington, MA	100.0%	1	106,300
104 Carnegie Center	Princeton, NJ	86.0%	1	102,830
33 Hayden Avenue	Lexington, MA	100.0%	1	80,872
145 Broadway (formerly Eleven Cambridge Center)	Cambridge, MA	100.0%	1	79,616
Reservoir Place North	Waltham, MA	100.0%	1	73,258
105 Carnegie Center	Princeton, NJ	62.7%	1	69,955
32 Hartwell Avenue	Lexington, MA	100.0%	1	69,154
302 Carnegie Center	Princeton, NJ	100.0%	1	64,926
195 West Street	Waltham, MA	100.0%	1	63,500
100 Hayden Avenue	Lexington, MA	100.0%	1	55,924
181 Spring Street	Lexington, MA	100.0%	1	55,793
211 Carnegie Center	Princeton, NJ	100.0%	1	47,025
92 Hayden Avenue	Lexington, MA	100.0%	1	31,100
201 Carnegie Center	Princeton, NJ	100.0%	—	6,500

Subtotal for Class A Office Properties		91.7%	120	38,785,017

Retail
Shops at The Prudential Center	Boston, MA	97.5%	1	502,813
Fountain Square Retail (50% ownership)	Reston, VA	99.1%	1	234,339
Kingstowne Retail	Alexandria, VA	100.0%	1	88,288
Star Market at the Prudential Center	Boston, MA	100.0%	1	57,235

Subtotal for Retail Properties		98.4%	4	882,675

Properties	Location	% Leased as of December 31, 2014		Number of Buildings	Net Rentable Square Feet
Office/Technical Properties
Mountain View Research Park	Mountain View, CA	100.0%		15	540,433
415 Main Street (formerly Seven Cambridge Center)	Cambridge, MA	100.0%		1	231,028
7601 Boston Boulevard	Springfield, VA	100.0%		1	114,028
7435 Boston Boulevard	Springfield, VA	67.1%		1	103,557
8000 Grainger Court	Springfield, VA	37.6%		1	88,775
7500 Boston Boulevard	Springfield, VA	100.0%		1	79,971
7501 Boston Boulevard	Springfield, VA	100.0%		1	75,756
250 Binney Street (formerly Fourteen Cambridge Center)	Cambridge, MA	100.0%		1	67,362
164 Lexington Road	Billerica, MA	—%		1	64,140
7450 Boston Boulevard	Springfield, VA	83.4%		1	62,402
7374 Boston Boulevard	Springfield, VA	100.0%		1	57,321
8000 Corporate Court	Springfield, VA	100.0%		1	52,539
7451 Boston Boulevard	Springfield, VA	67.4%		1	45,615
7300 Boston Boulevard	Springfield, VA	100.0%		1	32,000
17 Hartwell Avenue	Lexington, MA	—%		1	30,000
453 Ravendale Drive	Mountain View, CA	100.0%		1	29,620
7375 Boston Boulevard	Springfield, VA	100.0%		1	26,865

Subtotal for Office/Technical Properties		87.7%		31	1,701,412
Residential Properties
The Avant at Reston Town Center (359 units)	Reston, VA	72.2	%(3)	1	355,347	(4)
Residences on The Avenue (335 units)(5)	Washington, DC	94.1	%(3)	1	323,050	(6)
The Lofts at Atlantic Wharf (86 units)	Boston, MA	96.1	%(3)	1	87,097	(7)

Subtotal for Residential Properties		83.7%		3	765,494

Hotel Property
Boston Marriott Cambridge (formerly Cambridge Center Marriott) (433 rooms)	Cambridge, MA	80.9	%(8)	1	334,260	(9)

Subtotal for Hotel Property		80.9%		1	334,260

Subtotal for In-Service Properties		91.7%		159	42,468,858

Structured Parking (43,824 spaces)					14,985,141

Properties Under Construction(10)
Office:
Annapolis Junction Building Seven (50% ownership)(1)	Annapolis, MD	100%		1	125,000
690 Folsom Street(11)	San Francisco, CA	58%		1	25,000
Prudential Retail Expansion	Boston, MA	—%		—	15,000
804 Carnegie Center	Princeton, NJ	100%		1	130,000
Annapolis Junction Building Eight (50% ownership)(1)	Annapolis, MD	—%		1	125,000
99 Third Avenue Retail	Waltham, MA	84%		1	16,500
535 Mission Street(12)	San Francisco, CA	66%		1	307,000
10 CityPoint	Waltham, MA	74%		1	245,000
601 Massachusetts Avenue	Washington, DC	83%		1	478,000

Properties	Location	% Leased as of December 31, 2014	Number of Buildings	Net Rentable Square Feet
888 Boylston Street	Boston, MA	36%	1	425,000
Salesforce Tower (95% ownership)	San Francisco, CA	51%	1	1,400,000

Subtotal for Properties Under Construction		59%	10	3,291,500

Total Portfolio			169	60,745,499

(1)	Property is an unconsolidated joint venture.
(2)	Property held for redevelopment as of December 31, 2014, with the potential to develop a total of approximately 1.6 million square feet at this location.
(3)	Note that these amounts are not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2014.
(4)	Includes 26,179 square feet of retail space which is 100% leased as of December 31, 2014. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2014.
(5)	See Note 20 to the Consolidated Financial Statements.
(6)	Includes 49,528 square feet of retail space which is 100% leased as of December 31, 2014. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2014.
(7)	Includes 9,617 square feet of retail space which is 100% leased as of December 31, 2014. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2014.
(8)	Represents the weighted-average room occupancy for the year ended December 31, 2014. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2014.
(9)	Includes 4,260 square feet of retail space which is 100% leased of December 31, 2014. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2014.
(10)	Represents percentage leased as of February 23, 2015.
(11)	As of February 23, 2015 this property was 58% placed in-service.
(12)	As of February 23, 2015 this property was 31% placed in-service.

Percentage Leased and Average Annualized Revenue per Square Foot for In-Service Properties

The following table sets forth our percentage leased and average annualized revenue per square foot on a historical basis for our In-Service Properties.

	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014
Percentage leased	93.2%	91.3%	91.4%	93.4%	91.7%
Average annualized revenue per square foot(1)	$53.21	$53.58	$55.43	$56.36	$58.97

(1)	Represents the monthly contractual base rents and recoveries from tenants under existing leases as of December 31, 2010, 2011, 2012, 2013 and 2014 multiplied by twelve. These annualized amounts are before rent abatements and include expense reimbursements, which may be estimates as of such date. The aggregate amount of rent abatements per square foot under existing leases as of December 31, 2010, 2011, 2012, 2013 and 2014 for the succeeding twelve month period is $1.11, $1.10, $1.17, $0.58 and $1.05, respectively.

Top 20 Tenants by Square Feet

Our 20 largest tenants by square feet as of December 31, 2014 were as follows:

	Tenant	Square Feet		% of In-Service Portfolio
1	U.S. Government	1,731,455	(1)	4.19%
2	Citibank	1,018,432	(2)	2.46%
3	Bank of America	810,764	(3)	1.96%
4	Biogen	772,212		1.87%
5	Wellington Management	707,568	(4)	1.71%
6	Kirkland & Ellis	612,769	(5)	1.48%
7	Genentech	570,770		1.38%
8	Ropes & Gray	528,931		1.28%
9	O’Melveny & Myers	504,902	(6)	1.22%
10	Weil Gotshal Manges	479,848	(7)	1.16%
11	Shearman & Sterling	472,808		1.14%
12	State Street Bank and Trust	408,552		0.99%
13	Microsoft	382,532		0.92%
14	Finnegan Henderson Farabow	362,405	(8)	0.88%
15	Ann Inc. (fka Ann Taylor Corp.)	351,026	(9)	0.85%
16	Morgan Lewis Bockius	348,151		0.84%
17	PTC	320,655		0.78%
18	Google	311,611		0.75%
19	Mass Financial Services	301,668		0.73%
20	Aramis (Estee Lauder)	295,610	(10)	0.71%

(1)	Includes 92,620 and 104,874 square feet of space in properties in which we have a 51% and 50% interest, respectively.
(2)	Includes 472,357, 10,080 and 2,761 square feet of space in properties in which we have a 55%, 60%, and 51% interest, respectively.
(3)	Includes 742,552 and 50,887 square feet of space in properties in which we have a 55% and 60% interest, respectively.
(4)	Includes 696,809 square feet of space in properties in which we have a 55% interest.
(5)	Includes 391,662 and 221,107 square feet of space in properties in which we have a 55% and 51% interest, respectively.
(6)	Includes 325,750 square feet of space in a property in which we have a 55% interest.
(7)	Includes 451,701 and 28,147 square feet of space in properties in which we have a 60% and 55% interest, respectively.
(8)	Includes 292,548 square feet of space in a property in which we have a 25% interest.
(9)	Includes 331,209 square feet of space in a property in which we have a 55% interest.
(10)	Includes 295,610 square feet of space in a property in which we have a 60% interest.

Tenant Diversification (Gross Rent)

Our tenant diversification as of December 31, 2014 was as follows:

Sector	Percentage of Gross Rent
Legal Services	26%
Media & Technology	18%
Financial Services—all other	16%
Financial Services—commercial and investment banking	11%
Other	11%
Other Professional Services	7%
Retail	7%
Government / Public Administration	4%

Lease Expirations (1)(2)

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups(3)	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups p.s.f.(3)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-Ups(4)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-Ups p.s.f.(4)	Percentage of Total Square Feet
2014(5)	494,753	$21,891,689	$44.25	$21,891,689	$44.25	1.2%
2015	2,459,463	119,464,595	48.57	120,055,523	48.81	6.0%
2016	3,346,977	184,086,932	55.00	186,211,984	55.64	8.1%
2017	3,566,417	230,037,403	64.50	235,749,423	66.10	8.6%
2018	1,914,187	119,783,584	62.58	124,759,280	65.18	4.6%
2019	3,737,083	189,968,616	50.83	199,385,821	53.35	9.0%
2020	3,925,140	232,263,492	59.17	250,085,307	63.71	9.5%
2021	2,620,479	138,412,074	52.82	154,290,219	58.88	6.3%
2022	4,011,770	225,417,265	56.19	249,045,678	62.08	9.7%
2023	1,156,181	68,629,015	59.36	79,963,363	69.16	2.8%
Thereafter	10,846,577	711,750,601	65.62	913,475,281	84.22	26.2%

(1)	Includes 100% of unconsolidated joint venture properties. Does not include residential units or the hotel.
(2)	Does not include data for leases expiring in a particular year when leases for the same space have already been signed with replacement tenants with future commencement dates. In those cases, the data is included in the year in which the future lease with the replacement tenant expires.
(3)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2014 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.
(4)	Represents the monthly contractual base rent under expiring leases with future contractual increases upon expiration and recoveries from tenants under existing leases as of December 31, 2014 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.
(5)	Represents leases that expired on December 31, 2014.

Item 3.	Legal Proceedings

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

(a) There is no established public trading market for our common units. On February 23, 2015, there were approximately 289 holders of record and 169,630,677 common units outstanding, 153,187,903 of which were held by Boston Properties, Inc. The following table sets forth the quarterly distributions per common unit for the periods presented.

Quarter Ended	Distributions per common unit
December 31, 2014	$5.15	(1)
September 30, 2014	0.65
June 30, 2014	0.65
March 31, 2014	0.65
December 31, 2013	2.90	(2)
September 30, 2013	0.65
June 30, 2013	0.65
March 31, 2013	0.65

(1)	Paid on January 28, 2015 to common and LTIP unitholders of record as of the close of business on December 31, 2014. Amount includes a $4.50 per unit special distribution.
(2)	Paid on January 29, 2014 to common and LTIP unitholders of record as of the close of business on December 31, 2013. Amount includes a $2.25 per unit special distribution.

In order to enable Boston Properties, Inc. to maintain its qualification as a REIT, it must make annual distributions to its stockholders of at least 90% of its taxable income (not including net capital gains and with certain other adjustments). Boston Properties, Inc. has adopted a policy of paying regular quarterly dividends on its common stock, and we have adopted a policy of paying regular quarterly distributions on our common units. For the year ended December 31, 2014, the decision to declare the special distribution was primarily a result of the taxable gains associated with the sale of approximately $2.3 billion of assets during 2014 partially offset by our election to deduct costs that were capitalized in prior years that may now be deducted under the new Tangible Property Regulations discussed within “Liquidity and Capital Resources—REIT Tax Distribution Considerations—Application of Recent Regulations” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Each time Boston Properties, Inc. issues shares of stock (other than in exchange for our common units of partnership interest when such units are presented for redemption), it contributes the proceeds of such issuance to us in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the fourth quarter 2014, in connection with issuance of common stock by Boston Properties, Inc. pursuant to exercises of stock options under the Boston Properties, Inc. 2012 Stock Option and Incentive Plan, we issued an aggregate of 4,335 common units to Boston Properties, Inc. in exchange for approximately $393,228, the aggregate proceeds to Boston Properties, Inc. of such common stock issuances. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b) None.

(c)

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
October 1, 2014—October 31, 2014	3,949	(1)	$0.25	N/A	N/A
November 1, 2014—November 30, 2014	—		—	N/A	N/A
December 1, 2014—December 31, 2014	—		—	N/A	N/A

Total	3,949		$0.25	N/A	N/A

(1)	Includes 1,388 LTIP units, 1,038 2013 MYLTIP units and 1,523 2014 MYLTIP units that were repurchased in connection with the termination of a certain employee’s employment with the Company. Under the terms of the applicable LTIP unit vesting agreements and MYLTIP award agreements, these units were repurchased by the Company at a price of $0.25 per unit, which was the amount originally paid by such employee for the units.

Item 6.	Selected Financial Data

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

Our historical operating results may not be comparable to our future operating results.

	For the year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per unit data)
Statement of Operations Information:
Total revenue	$2,396,998	$2,135,539	$1,847,186	$1,722,792	$1,515,420

Expenses:
Rental operating	835,290	742,956	639,088	572,668	479,879
Hotel operating	29,236	28,447	28,120	26,128	25,153
General and administrative	98,937	115,329	90,129	87,101	87,459
Transaction costs	3,140	1,744	3,653	1,987	2,876
Impairment loss	—	4,401	—	—	—
Suspension of development	—	—	—	—	(7,200)
Depreciation and amortization	620,064	552,589	437,692	421,519	321,526

Total expenses	1,586,667	1,445,466	1,198,682	1,109,403	909,693
Operating income	810,331	690,073	648,504	613,389	605,727
Other income (expense):
Income from unconsolidated joint ventures	12,769	75,074	49,078	85,896	36,774
Gains on consolidation of joint ventures	—	385,991	—	—	—
Interest and other income	8,765	8,310	10,091	5,358	7,332
Gains (losses) from investments in securities	1,038	2,911	1,389	(443)	935
Interest expense	(455,743)	(446,880)	(410,970)	(391,533)	(375,403)
Gains (losses) from early extinguishments of debt	(10,633)	122	(4,453)	(1,494)	(89,670)

Income from continuing operations	366,527	715,601	293,639	311,173	185,695
Discontinued operations	—	141,365	48,251	10,876	10,121

Income before gains on sales of real estate	366,527	856,966	341,890	322,049	195,816
Gains on sales of real estate	174,686	—	—	—	2,734

Net income	541,213	856,966	341,890	322,049	198,550
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships	(30,561)	(1,347)	(3,792)	(1,558)	(3,464)
Noncontrolling interest-redeemable preferred units	(1,023)	(6,046)	(3,497)	(3,339)	(3,343)

Net income attributable to Boston Properties Limited Partnership	509,629	849,573	334,601	317,152	191,743
Preferred distributions	(10,500)	(8,057)	—	—	—

Net income attributable to Boston Properties Limited Partnership common unitholders	$499,129	$841,516	$334,601	$317,152	$191,743

Basic earnings per common unit attributable to Boston Properties Limited Partnership:
Income from continuing operations	$2.93	$4.14	$1.70	$1.86	$1.14
Discontinued operations	—	0.83	0.29	0.07	0.06

Net income	$2.93	$4.97	$1.99	$1.93	$1.20

Weighted average number of common units outstanding	170,453	169,126	167,769	164,486	159,821

Diluted earnings per common unit attributable to Boston Properties Limited Partnership:
Income from continuing operations	$2.92	$4.14	$1.70	$1.86	$1.14
Discontinued operations	—	0.83	0.29	0.06	0.06

Net income	$2.92	$4.97	$1.99	$1.92	$1.20

Weighted average number of common and common equivalent units outstanding	170,672	169,446	168,360	165,011	160,438

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet information:
Real estate, gross	$18,814,558	$18,548,441	$14,454,962	$12,949,326	$12,324,789
Real estate, net	15,338,237	15,451,531	11,577,979	10,355,546	10,041,954
Cash and cash equivalents	1,763,079	2,365,137	1,041,978	1,823,208	478,948
Total assets	19,536,260	19,810,601	15,093,876	14,405,899	12,962,887
Total indebtedness	9,906,984	11,341,508	8,912,369	8,704,138	7,786,001
Noncontrolling interests	2,415,371	1,915,573	2,133,458	1,954,603	1,927,357
Boston Properties Limited Partnership partners’ capital	3,639,916	4,187,171	3,330,605	3,124,688	2,693,939
Noncontrolling interests in property partnerships	1,602,467	726,132	(1,964)	(1,063)	(614)

	For the year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per unit and percentage data)
Other Information:
Funds from operations(1)	$899,094	$839,369	$828,586	$802,700	$627,362
Distributions per common unit(2)	7.10	4.85	2.30	2.05	2.00
Cash flows provided by operating activities	695,553	777,926	642,949	606,328	375,893
Cash flows used in investing activities	(665,124)	(532,640)	(1,278,032)	(90,096)	(1,161,274)
Cash flows provided by (used in) financing activities	(632,487)	1,077,873	(146,147)	828,028	(184,604)
Total square feet at end of year (including development projects and parking)	60,745	59,840	60,275	57,259	53,557
In-service percentage leased at end of year	91.7%	93.4%	91.4%	91.3%	93.2%

(1)	Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate Funds from Operations, or FFO, by adjusting net income (loss) attributable to Boston Properties Limited Partnership (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, impairment losses on depreciable real estate of consolidated real estate, impairment losses on investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships, joint ventures and preferred distributions. FFO is a non-GAAP financial measure. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment losses on depreciable real estate of consolidated real estate, impairment losses on investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently.

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

(2)	Includes the special distributions of $4.50 per unit and $2.25 per unit paid on January 28, 2015 and January 29, 2014, respectively, to unitholders of record as of the close of business on December 31, 2014 and 2013, respectively.

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

considerations that may result in negotiated lease provisions that limit a tenant’s liability during construction and public opposition to such activities);

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

Our core strategy has always been to own, operate and develop properties in supply-constrained markets with high barriers-to-entry and to focus on executing long-term leases with financially strong tenants.

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

Our portfolio is concentrated in markets and submarkets which include traditional tenants, such as government, financial services and law firms, as well as businesses that are oriented on new ideas, such as technology, advertising, media and information distribution (often referred to as “TAMI”), mobility, life sciences and medical devices. We continue to benefit from this as these segments of the economy are expanding and leasing additional office space. This is particularly true in the San Francisco Central Business District (“CBD”), Silicon Valley, Cambridge, Massachusetts and suburban Boston submarkets where we are seeing increasing levels of leasing activity. However, there continue to be headwinds against more rapid improvements in the overall office business. The strongest force is densification, which occurs as businesses seek to cater to more collaborative work environments and fit people more efficiently into less space. While demand from traditional office tenants in the legal and large financial services sectors is not expanding, we see signs that we may be nearing the end of those industries’ space reductions stemming from densification and downsizing, and small financial firms are expanding and absorbing high-quality space. In addition, markets such as Washington, DC and, to a lesser extent, midtown Manhattan, which are more reliant on traditional tenants, are experiencing relatively lower levels of activity and growth. We are also seeing new construction in our markets accommodating both growing tenant sectors and traditional tenants seeking more efficient space utilization. This may result in an increase in supply and create challenges for us to increase our occupancy and the rents we can realize. We continue to proactively manage our near- and medium-term lease expirations. As our tenants adjust their space needs, we have extended and expect to continue to extend the leases of quality tenants on a long-term basis, invest in tenant improvements to improve space utilization and take back portions of their space to re-lease to other tenants at current rates. In some cases, this may result in an increase in vacancy and foregone revenue in the short-term, but better position us for more stable long-term revenues. Despite these challenges, we remain optimistic about the long-term operating fundamentals in all of our markets.

Leasing activity in our portfolio remains strong. During 2014, we signed the highest annual volume of leases in our history encompassing approximately 7.7 million square feet of leases covering vacant space, pre-leasing for our development projects and extensions and expansions. Leasing highlights included an approximately 714,000 square foot lease with salesforce.com at our approximately 1.4 million square foot development project located in San Francisco, California and approximately 1.4 million square feet of early renewals with six law firms. The overall percentage of leased space for the 155 properties in-service (excluding the three in-service residential properties and the hotel) as of December 31, 2014 was 91.7% compared to 93.4% at December 31, 2013. The decrease of 1.7% is primarily due to (1) temporary vacancy at 101 Huntington Avenue in Boston, Massachusetts, which was 32.6% leased at December 31, 2014 but approximately 93.6% committed including an approximately 308,000 square foot tenant that is expected to take occupancy in the second quarter of 2015, and (2) the placing in-service of 250 West 55th Street, our approximately 988,000 square foot office building in New York City, which was approximately 55.1% leased at December 31, 2014 but is currently 79% leased, including leases with future commencement dates.

In the New York region, during the year, we completed approximately 1.8 million square feet of leasing in 84 lease transactions, including approximately 1.1 million square feet of early renewals with four law firms at 767 Fifth Avenue (the General Motors Building), 601 Lexington Avenue and 599 Lexington Avenue for lease terms ranging from 12 to 20 years. In addition, we fully placed in-service our 250 West 55th Street development project and ceased interest capitalization on September 1, 2014. We have limited rollover exposure through the end of 2015 of approximately 3.0%. We continue to actively manage our near-term lease expirations and, if we have attractive replacement tenants, we may allow an existing tenant to terminate its lease early so that we may elongate our leasing profile. However, this could result in temporary vacancy and a reduction in cash flows as space is reconfigured.

In our Washington, DC region, the overall leasing activity continues to be slow and public sector and defense contractor demand has been adversely impacted by continued federal budgetary uncertainty, sequestration and the reductions in discretionary spending programs. Although the leasing market is competitive, we are making good progress with activity on our future exposure. Our near-term exposure in the Washington, DC CBD is limited due to our strong office occupancy rate of 95.9%. We are actively engaging our law firm tenants with future lease expirations. We have renewed one law firm tenant for approximately 250,000 square feet and are in discussions with a second for approximately 212,000 square feet, to provide new space configurations in exchange for extended lease terms at market rents. In addition, our suburban Washington, DC assets are 94.1% leased at December 31, 2014, with moderate rollover/exposure through the end of 2015 of approximately 9.2%.

In the Boston region, the expansion of the life sciences and technology industry is positively impacting each of the submarkets in which we operate. Our assets in the Boston CBD are 91.3% leased, with approximately 308,000 square feet at 101 Huntington Avenue leased to a tenant that is expected to take occupancy in the second quarter of 2015. Through the end of 2015, leases for approximately 605,000 square feet are scheduled to expire, including two large blocks totaling approximately 445,000 square feet in the John Hancock Tower. This space includes (1) approximately 168,000 square feet at the base of the building where we anticipate creating a new second lobby and rebranding this portion of the building “120 St. James Street” and (2) approximately 277,000 square feet in the tower. While we believe all of this space is highly marketable and current market rents are greater than the expiring rents, we expect much of this space will be vacant during 2015. In conjunction with the construction of our approximately 425,000 square foot development project at 888 Boylston Street, we expect to complete a major renovation of the Prudential Center Food Court and create additional retail space during 2015 which, upon completion, will enhance our revenues and our tenants’ experience at the Prudential Center. The East Cambridge submarket is the strongest submarket in the region and our Cambridge portfolio is approximately 99.6% leased. In the suburbs of Boston along the Route 128 corridor, we are also benefiting from the strong tenant demand in the technology and life sciences industries with the completion of approximately 1.1 million square feet of leases during the year, including an approximately 182,000 square foot lease for our anchor tenant at 10 CityPoint, an approximately 245,000 square foot development project in Waltham, Massachusetts.

The San Francisco CBD and Silicon Valley submarkets are two of the strongest in the United States and continue to benefit from business expansion and job growth, particularly in the technology sector, which has resulted in positive absorption, lower vacancy and increasing rental rates. During 2014, we leased approximately 1.7 million square feet, including an approximately 714,000 square foot lease for our Salesforce Tower development project. We have approximately 471,000 square feet of space expiring in the San Francisco region through the end of 2015 at rents that are below current market rates. Construction of 535 Mission Street is complete with initial occupancy occurring in the fourth quarter of 2014 and the project is approximately 66% leased as of February 23, 2015.

The table below details the leases that commenced during the three and twelve months ended December 31, 2014:

	Three Months Ended December 31, 2014	Twelve Months Ended December 31, 2014
	Total Square Feet
Vacant space available at the beginning of the period	3,372,895	2,683,647
Properties placed in-service	88,096	1,610,553
Leases expiring or terminated during the period	989,204	4,293,390

Total space available for lease	4,450,195	8,587,590

1st generation leases	127,108	1,209,076
2nd generation leases with new tenants	344,349	1,848,533
2nd generation lease renewals	536,270	2,087,513

Total space leased	1,007,727	5,145,122

Vacant space available for lease at the end of the period	3,442,468	3,442,468

Second generation leasing information:(1)
Leases commencing during the period, in square feet	880,619	3,936,046
Average Lease Term	70 Months	70 Months
Average Free Rent Period	35 Days	54 Days
Total Transaction Costs Per Square Foot(2)	$23.64	$29.60
Increase / (decrease) in Gross Rents(3)	12.12%	7.62%
Increase / (decrease) in Net Rents(4)	17.79%	10.85%

(1)	Second generation leases are defined as leases for space that had previously been under lease by us. Of the 880,619 and 3,936,046 square feet of second generation leases that commenced during the three and twelve months ended December 31, 2014, respectively, 566,876 and 2,793,051 square feet were signed in prior periods for the three and twelve months ended December 31, 2014, respectively.
(2)	Total transaction costs include tenant improvements and leasing commissions and exclude free rent concessions.
(3)	Represents the increase/(decrease) in gross rent (base rent plus expense reimbursements) on the new vs. expired leases on the 780,911 and 3,295,755 square feet of second generation leases (1) that had been occupied within the prior 12 months and (2) for which the new lease term is greater than six months, for the three and twelve months ended December 31, 2014, respectively.
(4)	Represents the increase/(decrease) in net rent (gross rent less operating expenses) on the new vs. expired leases on the 780,911 and 3,295,755 square feet of second generation leases (1) that had been occupied within the prior 12 months and (2) for which the new lease term is greater than six months, for the three and twelve months ended December 31, 2014, respectively.

In the aggregate from December 31, 2014 to December 31, 2015, leases representing approximately 7.2% of the space at our properties will expire. As these leases expire, assuming no change in current market rental rates, we expect that the gross rental rates we are likely to achieve on new leases will on average be greater than the rates that are currently being paid.

Although we continue to evaluate opportunities to acquire assets, the abundance of capital and demand for assets has resulted in increasing prices. As a result, in the current environment we are able to develop properties at a cost per square foot that is generally less than the cost at which we can acquire older existing properties, thereby generating relatively better returns with lower annual maintenance expenses and capital costs. Accordingly, we believe the successful lease-up and completion of our development pipeline will enhance our long-term return on equity and earnings growth as these developments are placed in-service through 2019. We believe the development of well-positioned office buildings is justified in many of our submarkets where tenants have shown demand for high-quality construction, modern design, efficient floor plates and sustainable features. In addition, select first-class residential developments that are part of a mixed-use environment, which combine office, retail and residential uses, have proven successful in our markets. As of December 31, 2014, our current development pipeline, which excludes properties which are fully placed in-service, totals approximately 3.3 million square feet with a total projected investment of approximately $2.1 billion, of which approximately $1.3 billion remains to be funded. Additionally, we are working on several new developments in each of our markets that could commence in 2015 or later.

Given investor demand for assets like ours we continue to review our portfolio to identify properties that may have limited opportunities for cash flow growth, no longer fit within our portfolio strategy or can attract premium pricing in the current market environment as potential sales candidates. During 2014, we completed the sale of an aggregate of approximately $2.3 billion (our share) of assets generating $2.0 billion of sale proceeds. Included in this amount is the October 30, 2014 sale of a 45% interest in each of 601 Lexington Avenue in New York City and Atlantic Wharf Office Building and 100 Federal Street in Boston for an aggregate gross sale price of $1.827 billion in cash, less the partner’s pro rata share of indebtedness secured by 601 Lexington Avenue, subject to certain prorations and adjustments. As of January 15, 2015, we have under contract for sale the Residences on The Avenue, our 335 unit residential leasehold at 2221 I Street, N.W., Washington, DC, for a gross sale price of $196 million. The sale is subject to the satisfaction of customary closing conditions and there can be no assurance that the sale will be consummated on the terms currently contemplated or at all. We are also considering additional asset sales and, in total, we project our sales volume for 2015 could be in excess of $750 million.

In general, we structure asset sales for possible inclusion in like-kind exchanges within the meaning of Section 1031 of the Internal Revenue Code. The ability to complete a like-kind exchange depends on many factors, including, among others, identifying and acquiring suitable replacement property within limited time periods and the ownership structure of the properties being sold and acquired, and therefore we are not always able to sell an asset as part of a like-kind exchange. When successful, a like-kind exchange enables us to defer the taxable gain on the asset sold and thus limit Boston Properties, Inc.’s REIT distribution requirement and preserve capital. If we are unable to identify and acquire suitable replacement property in a like-kind exchange, then we expect Boston Properties, Inc. to cause us to distribute at least the amount of proceeds necessary for Boston Properties, Inc. to avoid paying a corporate level tax on the gain realized from the sale (See “Liquidity and Capital Resources—REIT Tax Distribution Considerations—Application of Recent Regulations”).

We continue to maintain substantial liquidity, including available cash, as of February 23, 2015, of approximately $1.1 billion, which includes approximately $342.2 million of restricted cash which is being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code, and approximately $983.5 million available under our $1.0 billion Unsecured Line of Credit. Our more significant future funding requirements include approximately $1.3 billion of our development pipeline that remains to be funded through 2019. We have access to multiple sources of capital, including current cash balances, public debt and equity markets, secured and unsecured debt markets and potential asset sales to fund our future capital requirements.

For descriptions of significant transactions that we completed during 2014, see “Item 1. Business—Transactions During 2014.”

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

Management reviews its long-lived assets for impairment every quarter and when there is an event or change in circumstances that indicates an impairment in value. An impairment loss is recognized if the carrying amount of its assets is not recoverable and exceeds its fair value. If such criteria are present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding anticipated hold periods, future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, our established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our hold strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that an impairment has occurred, the affected assets must be reduced to their fair value, less cost to sell.

Guidance in Accounting Standards Codification (“ASC”) 360 “Property Plant and Equipment” (“ASC 360”) requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by Boston Properties, Inc.’s Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that a sale of the property within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets, and the asset is written down to the lower of carrying value or fair market value, less cost to sell. On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted, and we early adopted ASU 2014-08 during the first quarter of 2014. Our adoption of ASU 2014-08 resulted in the operating results and gains on sales of real estate from operating properties sold during the year ended December 31, 2014 not being reflected within Discontinued Operations in our Consolidated Statements of Operations (See Note 3 to the Consolidated Financial Statements).

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

Accounts of the consolidated entity are included in our accounts and the non-controlling interest is reflected on the Consolidated Balance Sheets as a component of equity or in temporary equity between liabilities and equity. Investments in unconsolidated joint ventures are recorded initially at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over the life of the related asset. Under the equity method of accounting, our net equity investment is reflected within the Consolidated Balance Sheets, and our share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, our recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. We may account for cash distributions in excess of our investment in an unconsolidated joint venture as income when we are not the general partner in a limited partnership and when we have neither the requirement nor the intent to provide financial support to the joint venture. Our investments in unconsolidated joint ventures are reviewed for impairment periodically and we record impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of the investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. We will record an impairment charge if we determine that a decline in the value below the carrying value of an investment in an unconsolidated joint venture is other-than- temporary.

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

For the year ended December 31, 2014, the impact of the net adjustments of rents from “above-” and “below-market” leases increased rental revenue by approximately $48.3 million. For the year ended December 31, 2014, the impact of the straight-line rent adjustment increased rental revenue by approximately $63.1 million. Those amounts exclude the adjustment of rents from “above-” and “below-market” leases and straight-line income from unconsolidated joint ventures, which are disclosed in Note 5 to the Consolidated Financial Statements.

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

If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 6.8 years as of December 31, 2014. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

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

We receive management and development fees from third parties. Property management fees are recorded and earned based on a percentage of collected rents at the properties under management, and not on a straight-line basis, because such fees are contingent upon the collection of rents. We review each development agreement and record development fees as earned depending on the risk associated with each project. Profit on development fees earned from joint venture projects are recognized as revenue to the extent of the third-party partners’ ownership interest.

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

Recent Accounting Pronouncements

On April 10, 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted, and the Company early adopted ASU 2014-08 during the first quarter of 2014. Our adoption of ASU 2014-08 resulted in the operating results and gains on sales of real estate from operating properties sold during the year ended December 31, 2014 not being reflected within Discontinued Operations in our Consolidated Statements of Operations (See Note 3 to the Consolidated Financial Statements).

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

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC Topic No. 718, “Compensation—Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We do not expect the adoption of ASU 2014-12 to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter with early adoption permitted. We do not expect the adoption of ASU 2014-15 to have a material impact on our consolidated financial statements.

In November 2014, the FASB issued ASU 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (“ASU 2014-16”). ASU 2014-16 clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features—including the embedded derivative feature being evaluated for bifurcation—in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. ASU 2014-16 is effective for fiscal years and interim periods beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of ASU 2014-16 to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. We are currently assessing the potential impact that the adoption of ASU 2015-02 will have on our consolidated financial statements.

Results of Operations

The following discussion is based on our Consolidated Statement of Operations for the years ended December 31, 2014, 2013 and 2012.

At December 31, 2014, 2013 and 2012, we owned or had interests in a portfolio of 169, 175 and 157 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total

Property Portfolio are necessarily meaningful. Therefore, the comparison of operating results for the years ended December 31, 2014, 2013 and 2012 show separately the changes attributable to the properties that were owned by us and in service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired or Consolidated, Development or Redevelopment or Sold Portfolios.

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

Net operating income, or NOI, is a non-GAAP financial measure equal to net income attributable to Boston Properties Limited Partnership, the most directly comparable GAAP financial measure, plus income attributable to noncontrolling interests, depreciation and amortization, interest expense, impairment loss, transaction costs, general and administrative expense, less discontinued operations, gains on sales of real estate, gains (losses) from early extinguishments of debt, gains (losses) from investments in securities, gains on consolidation of joint ventures, income from unconsolidated joint ventures, interest and other income and development and management services revenue. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

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

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 131 properties totaling approximately 35.8 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or consolidated or placed in-service on or prior to January 1, 2013 and owned and in service through December 31, 2014. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or consolidated or in development or redevelopment after January 1, 2013 or disposed of on or prior to December 31, 2014. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the year ended December 31, 2014 and 2013 with respect to the properties which were placed in-service, acquired or consolidated, in development or redevelopment or sold.

	Same Property Portfolio				Properties Acquired or Consolidated Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2014	2013	Increase/ (Decrease)	% Change	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$1,883,215	$1,824,581	$58,634	3.21%	$329,725	$179,579	$53,407	$6,028	$—	$2,248	$24,362	$27,949	$2,290,709	$2,040,385	$250,324	12.27%
Termination Income	11,162	2,807	8,355	297.65%	62	—	171	—	—	—	—	—	11,395	2,807	8,588	305.95%

Total Rental Revenue	1,894,377	1,827,388	66,989	3.67%	329,787	179,579	53,578	6,028	—	2,248	24,362	27,949	2,302,104	2,043,192	258,912	12.67%

Real Estate Operating Expenses	692,146	664,694	27,452	4.13%	101,452	57,199	18,532	1,693	—	421	7,238	6,815	819,368	730,822	88,546	12.12%

Net Operating Income, excluding residential and hotel	1,202,231	1,162,694	39,537	3.40%	228,335	122,380	35,046	4,335	—	1,827	17,124	21,134	1,482,736	1,312,370	170,366	12.98%

Residential Net Operating Income(1)	8,960	10,395	(1,435)	(13.80)%	—	—	1,311	(207)	—	—	—	—	10,271	10,188	83	0.81%
Hotel Net Operating Income(1)	14,149	11,883	2,266	19.07%	—	—	—	—	—	—	—	—	14,149	11,883	2,266	19.07%

Consolidated Net Operating Income(1)	1,225,340	1,184,972	40,368	3.41%	228,335	122,380	36,357	4,128	—	1,827	17,124	21,134	1,507,156	1,334,441	172,715	12.94%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	—	—	—	—	25,316	29,695	(4,379)	(14.75)%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	—	—	98,937	115,329	(16,392)	(14.21)%
Transaction costs	—	—	—	—	—	—	—	—	—	—	—	—	3,140	1,744	1,396	80.05%
Impairment loss	—	—	—	—	—	—	—	—	—	—	—	—	—	4,401	(4,401)	(100.00)%
Depreciation and amortization	460,931	455,858	5,073	1.11%	131,907	81,751	20,297	1,900	—	4,579	6,929	8,501	620,064	552,589	67,475	12.21%

Total Other Expenses	460,931	455,858	5,073	1.11%	131,907	81,751	20,297	1,900	—	4,579	6,929	8,501	722,141	674,063	48,078	7.13%

Operating Income	764,409	729,114	35,295	4.84%	96,428	40,629	16,060	2,228	—	(2,752)	10,195	12,633	810,331	690,073	120,258	17.43%
Other Income:
Income from unconsolidated joint ventures													12,769	75,074	(62,305)	(82.99)%
Gains on consolidation of joint ventures													—	385,991	(385,991)	(100.00)%
Interest and other income													8,765	8,310	455	5.48%
Gains from investments in securities													1,038	2,911	(1,873)	(64.34)%
Other Expenses:
Interest expense													455,743	446,880	8,863	1.98%
Losses (gains) from early extinguishments of debt													10,633	(122)	10,755	8,815.57%

Income from continuing operations													366,527	715,601	(349,074)	(48.78)%
Discontinued operations:
Income from discontinued operations													—	8,022	(8,022)	(100.00)%
Gains on sales of real estate from discontinued operations													—	115,459	(115,459)	(100.00)%
Gain on forgiveness of debt from discontinued operations													—	20,736	(20,736)	(100.00)%
Impairment loss from discontinued operations													—	(2,852)	2,852	100.00%

Income before gains on sales of real estate													366,527	856,966	(490,439)	(57.23)%
Gains on sales of real estate													174,686	—	174,686	100.00%

Net income													541,213	856,966	(315,753)	(36.85)%
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships													(30,561)	(1,347)	(29,214)	(2,168.82)%
Noncontrolling interest- redeemable preferred units													(1,023)	(6,046)	5,023	83.08%

Net Income attributable to Boston Properties Limited Partnership													509,629	849,573	(339,944)	(40.01)%
Preferred distributions													(10,500)	(8,057)	(2,443)	(30.32)%

Net Income attributable to Boston Properties Limited Partnership common unitholders													$499,129	$841,516	$(342,387)	(40.69)%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 60. Residential Net Operating Income for the year ended December 31, 2014 and 2013 are comprised of Residential Revenue of $26,193 and $22,318 less Residential Expenses of $15,922 and $12,130, respectively. Hotel Net Operating Income for the year ended December 31, 2014 and 2013 are comprised of Hotel Revenue of $43,385 and $40,330 less Hotel Expenses of $29,236 and $28,447, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio increased approximately $58.6 million for the year ended December 31, 2014 compared to 2013. The increase was primarily the result of increases in revenue from our leases, parking income and other income and recoveries of approximately $53.6 million, $4.1 million and $0.9 million, respectively. Rental revenue from our leases increased approximately $53.6 million as a result of our average revenue per square foot increasing by approximately $1.40, contributing approximately $45.7 million, and an approximately $7.9 million increase due to an increase in average occupancy from 92.3% to 92.7%.

For fiscal 2015, we project our occupancy will average approximately 91% to 92% due to several large lease expirations in our Boston Region. We expect our Same Property Portfolio NOI to range from a decrease of 1.0% to an increase of 0.50% when compared to 2014.

Termination Income

Termination income increased by approximately $8.4 million for the year ended December 31, 2014 compared to 2013.

Termination income for the year ended December 31, 2014 resulted from the termination of twenty-nine tenants across the Same Property Portfolio which totaled approximately $11.2 million of which approximately $7.7 million related to an initial distribution we received from our unsecured creditor claim against Lehman Brothers, Inc. (See Note 10 to the Consolidated Financial Statements).

Termination income for the year ended December 31, 2013 resulted from the termination of twenty-four tenants across the Same Property Portfolio which totaled approximately $2.8 million, of which approximately $1.0 million was negotiated termination income from one of our Reston, Virginia properties in order to accommodate growth of an existing tenant.

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio increased approximately $27.5 million, or 4.1%, for the year ended December 31, 2014 compared to 2013 due primarily to (1) an increase of approximately $13.4 million, or 4.5%, in real estate taxes, which we primarily experienced in our Washington, DC and New York regions, (2) an increase of approximately $6.4 million, or 6.1%, in repairs and maintenance expense, which we primarily experienced in the Boston and New York CBD buildings and the Washington, DC region, (3) an increase of approximately $2.6 million, or 7.2%, in roads and grounds expense, which we primarily experienced in the Boston and Washington, DC regions, (4) an increase of approximately $2.0 million, or 1.8%, in utilities expense in the Boston and San Francisco regions and (5) an increase of approximately $3.1 million, or 2.6%, in other operating expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio increased approximately $5.1 million, or 1.1%, for the year ended December 31, 2014 compared to 2013.

Properties Acquired or Consolidated Portfolio

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from the Value-Added Fund for an aggregate net purchase price of approximately $233.1 million. Prior to the acquisition, our ownership interest in the properties was approximately 39.5%. As a result of the acquisition, we owned 100% of the properties and accounted for them on a consolidated basis. Mountain View Research Park is an approximately 604,000 net rentable square foot, sixteen building Office/Technical complex. Mountain View Technology Park is an approximately 135,000 net rentable square foot, seven building Office/Technical complex. On July 29, 2014, we sold Mountain View Technology Park and Mountain View Research Park Building Sixteen, which in aggregate is approximately 198,000 square feet. See Note 3 to the Consolidated Financial Statements and “Results of Operations—Properties Sold Portfolio” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Rental Revenue

Rental revenue from our Properties Acquired or Consolidated Portfolio increased approximately $150.2 million for the year ended December 31, 2014 compared to 2013, as detailed below:

Property	Date Acquired or Consolidated	Rental Revenue for the year ended December 31,
		2014	2013	Change
		(in thousands)
Mountain View Research Park	April 10, 2013	$19,111	$11,815	$7,296
767 Fifth Avenue (the General Motors Building)	May 31, 2013	310,676	167,764	142,912

Total		$329,787	$179,579	$150,208

Rental revenue for the year ended December 31, 2014 includes approximately $62,000 of termination income.

Real Estate Operating Expenses

Real estate operating expenses from our Properties Acquired or Consolidated Portfolio increased approximately $44.3 million for the year ended December 31, 2014 compared to 2013, as detailed below:

Property	Date Acquired or Consolidated	Real Estate Operating Expenses for the year ended December 31,
		2014	2013	Change
		(in thousands)
Mountain View Research Park	April 10, 2013	$4,093	$2,741	$1,352
767 Fifth Avenue (the General Motors Building)	May 31, 2013	97,359	54,458	42,901

Total		$101,452	$57,199	$44,253

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Acquired or Consolidated Portfolio increased by approximately $50.2 million for the year ended December 31, 2014 compared to 2013 as detailed below:

Property	Date Acquired or Consolidated	Depreciation and Amortization Expenses for the year ended December 31,
		2014	2013	Change
		(in thousands)
Mountain View Research Park	April 10, 2013	$9,105	$8,448	$657
767 Fifth Avenue (the General Motors Building)	May 31, 2013	122,802	73,303	49,499

Total		$131,907	$81,751	$50,156

For a discussion of the operating results for 767 Fifth Avenue (the General Motors Building), Mountain View Research Park and Mountain View Technology Park for the period prior to consolidation / acquisition or sale refer to “Results of Operations—Other Income and Expense Items—Income from Unconsolidated Joint Ventures” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Properties Placed In-Service Portfolio

We had six properties that were placed in-service or partially placed in-service between January 1, 2013 and December 31, 2014. The square footage amount for the five properties that are fully placed in-service is approximately 2.1 million. 680 Folsom Street is comprised of two buildings.

Rental Revenue

Rental revenue from our Properties Placed In-Service Portfolio increased approximately $52.1 million for the year ended December 31, 2014 compared to 2013, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Rental Revenue for the year ended December 31,
			2014	2013	Change
			(in thousands)
Office
300 Binney Street (formerly Seventeen Cambridge Center)	Second Quarter, 2013	Second Quarter, 2013	$11,017	$5,717	$5,300
250 West 55th Street	Third Quarter, 2013	Third Quarter, 2014	25,794	311	25,483
680 Folsom Street	Fourth Quarter, 2013	Third Quarter, 2014	15,926	—	15,926
535 Mission Street	Fourth Quarter, 2014	N/A	841	—	841

			$53,578	$6,028	$47,550

Residential
The Avant at Reston Town Center	Fourth Quarter, 2013	First Quarter, 2014	$4,746	$157	$4,589

Total			$58,324	$6,185	$52,139

Rental revenue for the year ended December 31, 2014 includes approximately $171,000 of termination income.

Real Estate Operating Expenses

Real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $19.9 million for the year ended December 31, 2014 compared to 2013, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Real Estate Operating Expenses for the year ended December 31,
			2014	2013	Change
			(in thousands)
Office
300 Binney Street (formerly Seventeen Cambridge Center)	Second Quarter, 2013	Second Quarter, 2013	$1,150	$353	$797
250 West 55th Street	Third Quarter, 2013	Third Quarter, 2014	12,530	1,340	11,190
680 Folsom Street	Fourth Quarter, 2013	Third Quarter, 2014	4,423	—	4,423
535 Mission Street	Fourth Quarter, 2014	N/A	429	—	429

			$18,532	$1,693	$16,839

Residential
The Avant at Reston Town Center	Fourth Quarter, 2013	First Quarter, 2014	$3,435	$364	$3,071

Total			$21,967	$2,057	$19,910

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Placed In-Service Portfolio increased by approximately $18.4 million for the year ended December 31, 2014 compared to 2013 as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Depreciation and Amortization Expenses for the year ended December 31,
			2014	2013	Change
			(in thousands)
Office
300 Binney Street (formerly Seventeen Cambridge Center)	Second Quarter, 2013	Second Quarter, 2013	$2,114	$1,229	$885
250 West 55th Street	Third Quarter, 2013	Third Quarter, 2014	9,395	490	8,905
680 Folsom Street	Fourth Quarter, 2013	Third Quarter, 2014	5,841	—	5,841
535 Mission Street	Fourth Quarter, 2014	N/A	258	—	258

			$17,608	$1,719	$15,889

Residential
The Avant at Reston Town Center	Fourth Quarter, 2013	First Quarter, 2014	$2,689	$181	$2,508

Total			$20,297	$1,900	$18,397

Properties in Development or Redevelopment Portfolio

During the year ended December 31, 2013, the Properties in Development or Redevelopment Portfolio consisted of our 601 Massachusetts Avenue property located in Washington, DC. We commenced development of this property on April 25, 2013 and it is expected to be completed during the fourth quarter of 2015. Prior to the commencement of development, this building was operational and, during the year ended December 31, 2013, had approximately $2.2 million of revenue and approximately $0.4 million of operating expenses. In addition, during the year ended December 31, 2013, the building had approximately $4.6 million of depreciation and amortization expense.

Properties Sold Portfolio

On July 29, 2014, we completed the sale of our Mountain View Technology Park properties and Mountain View Research Park Building Sixteen property located in Mountain View, California for an aggregate sale price of approximately $92.1 million. Net cash proceeds totaled approximately $90.6 million, resulting in a gain on sale of real estate totaling approximately $35.9 million. Mountain View Technology Park is a seven-building complex of Office/Technical properties aggregating approximately 135,000 net rentable square feet. Mountain View Research Park Building Sixteen is an Office/Technical property with approximately 63,000 net rentable square feet.

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

On October 2, 2014, we completed the sale of Patriots Park located in Reston, Virginia for a gross sale price of $321.0 million. Patriots Park consists of three Class A office properties aggregating approximately 706,000 net rentable square feet. Net cash proceeds totaled approximately $319.1 million, resulting in a gain on sale of real estate totaling approximately $91.2 million. We have agreed to provide rent support payments to the buyer with a maximum obligation of up to approximately $12.3 million related to the leasing of 17,762 net rentable square feet at the properties, which has been recorded as a reduction to the gain on sale.

On October 24, 2014, we completed the sale of a parcel of land at 130 Third Avenue in Waltham, Massachusetts that is permitted for 129,000 square feet for a sale price of approximately $14.3 million. Net cash proceeds totaled approximately $13.6 million, resulting in a gain on sale of real estate totaling approximately $8.3 million.

On December 30, 2014, we completed the conveyance to an unrelated third party of a condominium interest in our 75 Ames Street property located in Cambridge, Massachusetts. On May 23, 2011, we had entered into a ground lease for the vacant land parcel at 75 Ames Street and had also entered into a development agreement to serve as project manager for a 250,000 square foot research laboratory building to be developed on the site at the ground lessee’s expense and to also serve, upon completion of development, as property manager. Gross proceeds to us were approximately $56.8 million, including $11.4 million in development fees for our services, and were received beginning in May 2011. The cash received under the ground lease was initially recognized as unearned revenue and recognized over the 99-year term of the ground lease as ground lease revenue totaling approximately $459,000 per year prior to the conveyance of the condominium interest. The terms of the ground lease required us to form a condominium for the site upon completion of the development, at which time each party would subject their respective interests in the buildings and land to the condominium and would in turn be conveyed a condominium unit comprised of their respective building as well as an undivided ownership interest in the land. As a result of the conveyance and the transfer of title, we recognized a gain on sale of real estate totaling approximately $33.8 million during the year ended December 31, 2014.

Rental Revenue

Rental revenue from our Properties Sold Portfolio decreased approximately $3.6 million for the year ended December 31, 2014 compared to 2013, as detailed below:

Property	Date Sold	Rental Revenue for the year ended December 31,
		2014	2013	Change
		(in thousands)
Mountain View Technology Park	July 29, 2014	$2,603	$3,168	$(565)
Mountain View Research Park Building Sixteen	July 29, 2014	1,510	1,693	(183)
Broad Run Business Park land parcel	August 22, 2014	909	1,463	(554)
Patriots Park	October 2, 2014	18,722	21,166	(2,444)
130 Third Avenue land parcel	October 24, 2014	162	—	162
75 Ames Street	December 30, 2014	456	459	(3)

Total		$24,362	$27,949	$(3,587)

Real Estate Operating Expenses

Real estate operating expenses from our Properties Sold Portfolio increased approximately $423,000 for the year ended December 31, 2014 compared to 2013, as detailed below:

Property	Date Sold	Real Estate Operating Expenses for the year ended December 31,
		2014	2013	Change
		(in thousands)
Mountain View Technology Park	July 29, 2014	$456	$554	$(98)
Mountain View Research Park Building Sixteen	July 29, 2014	235	255	(20)
Broad Run Business Park land parcel	August 22, 2014	240	364	(124)
Patriots Park	October 2, 2014	6,057	5,537	520
130 Third Avenue land parcel	October 24, 2014	250	105	145
75 Ames Street	December 30, 2014	—	—	—

Total		$7,238	$6,815	$423

Depreciation and Amortization Expense

Depreciation and amortization expense for our Properties Sold Portfolio decreased by approximately $1.6 million for the year ended December 31, 2014 compared to 2013 as detailed below:

Property	Date Sold	Depreciation and Amortization Expenses for the year ended December 31,
		2014	2013	Change
		(in thousands)
Mountain View Technology Park	July 29, 2014	$1,783	$2,320	$(537)
Mountain View Research Park Building Sixteen	July 29, 2014	1,012	1,304	(292)
Broad Run Business Park land parcel	August 22, 2014	8	14	(6)
Patriots Park	October 2, 2014	4,126	4,863	(737)
130 Third Avenue land parcel	October 24, 2014	—	—	—
75 Ames Street	December 30, 2014	—	—	—

Total		$6,929	$8,501	$(1,572)

Other Operating Income and Expense Items

Residential Net Operating Income

Net operating income for our residential properties, including The Avant at Reston Town Center which was fully placed in-service during the first quarter of 2014, increased by approximately $83,000 for the year ended December 31, 2014 compared to 2013.

The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf, the Residences on The Avenue and The Avant at Reston Town Center for the year ended December 31, 2014 and 2013.

	The Lofts at Atlantic Wharf			Residences on The Avenue(1)			The Avant at Reston Town Center(2)
	2014	2013	Percentage Change	2014	2013	Percentage Change	2014	2013	Percentage Change
Average Physical Occupancy(3)	96.3%	98.6%	(2.3)%	92.3%	93.4%	(1.2)%	38.8%	N/A	N/A
Average Economic Occupancy(4)	96.5%	97.6%	(1.1)%	91.5%	93.0%	(1.6)%	34.2%	N/A	N/A
Average Monthly Rental Rate(5)	$3,926	$3,778	3.9%	$3,148	$3,295	(4.5)%	$2,235	N/A	N/A
Average Rental Rate Per Occupied Square Foot	$4.37	$4.20	4.0%	$3.86	$4.04	(4.5)%	$2.44	N/A	N/A

(1)	See Note 20 to the Consolidated Financial Statements.
(2)	This property was initially placed in-service during the fourth quarter of 2013 and fully placed in-service during the first quarter of 2014. For the operating results refer to “Results of Operations—Properties Placed in-Service Portfolio” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(3)	Average Physical Occupancy is defined as the average number of occupied units divided by the total number of units, expressed as a percentage.
(4)	Average Economic Occupancy is defined as total possible revenue less vacancy loss as a percentage of total possible revenue. Total possible revenue is determined by valuing average occupied units at contract rates and average vacant units at Market Rents. Vacancy loss is determined by valuing vacant units at current Market Rents. By measuring vacant units at their Market Rents, Average Economic Occupancy takes into account the fact that units of different sizes and locations within a residential property have different economic impacts on a residential property’s total possible gross revenue. Market Rents used by us in calculating Economic Occupancy are based on the current market rates set by the managers of our residential properties based on their experience in renting their residential property’s units and publicly available market data. Trends in market rents for a region as reported by others could vary. Market Rents for a period are based on the average Market Rents during that period and do not reflect any impact for cash concessions.
(5)	Average Monthly Rental Rates are calculated by us as rental revenue in accordance with GAAP, divided by the weighted monthly average number of occupied units.

Hotel Net Operating Income

Net operating income for the Boston Marriott Cambridge (formerly Cambridge Center Marriott) hotel property increased by approximately $2.3 million for the year ended December 31, 2014 compared to 2013 due primarily to improvements in revenue per available room (“REVPAR”) and occupancy. We expect our hotel net operating income for fiscal 2015 to be between $12 million and $14 million.

The following reflects our occupancy and rate information for the Boston Marriott Cambridge (formerly Cambridge Center Marriott) hotel for the year ended December 31, 2014 and 2013.

	2014	2013	Percentage Change
Occupancy	80.9%	79.8%	1.4%
Average daily rate	$254.96	$233.95	9.0%
REVPAR	$206.22	$186.71	10.4%

Development and Management Services

Development and management services income decreased approximately $4.4 million for the year ended December 31, 2014 compared to 2013. The decrease was due to decreases in development fee and management fee income of approximately $2.2 million and $2.2 million, respectively. The decrease in development fees was primarily due to a decrease in fees associated with tenant improvement project management, as well as a decrease in the development fees earned due to the completion of several projects in the Boston and Washington, DC regions. The decrease in management fees is due primarily to a decrease in management and leasing fees earned from our joint ventures primarily due to the consolidation of 767 Fifth Avenue (the General Motors Building), the acquisition of the Mountain View assets and the sale of 125 West 55th Street, partially offset by leasing fees earned at one of our unconsolidated joint ventures in Washington, DC related to a large lease that was signed. For fiscal 2015 we expect our development and management fees to be between $17 million and $22 million. Our 2015 estimates are less than 2014 due to the completion of several large, third-party development fee projects in 2014, including the Broad Institute expansion in Cambridge, Massachusetts and the George Washington University Science Center in Washington, DC, and our increased focus on delivering our new development projects as opposed to third-party assignments.

General and Administrative

General and administrative expenses decreased approximately $16.4 million for the year ended December 31, 2014 compared to 2013 due primarily to the timing of the recognition of expenses under the Transition Benefits Agreement that Boston Properties, Inc. entered into with Mortimer B. Zuckerman in 2013. On March 11, 2013, Boston Properties, Inc. announced that Owen D. Thomas would succeed Mr. Zuckerman as its Chief Executive Officer, effective April 2, 2013. Mr. Zuckerman continued to serve as Executive Chairman for a transition period and as of January 1, 2015 Mr. Zuckerman serves as the non-executive Chairman of the Board of Boston Properties, Inc. Because Mr. Zuckerman remained employed by Boston Properties, Inc. through July 1, 2014, he received, on January 1, 2015, a lump sum cash payment of $6.7 million and an equity award with a value of approximately $11.1 million. The cash payment and equity award vested in three equal installments on each of March 10, 2013, October 1, 2013 and July 1, 2014. As a result, we recognized approximately $13.8 million of compensation expense during the year ended December 31, 2013 and approximately $4.0 million of compensation expense during the year ended December 31, 2014 related to the Transition Benefits Agreement. Under the Transition Benefits Agreement, during the year ended December 31, 2013, we accelerated the remaining approximately $12.9 million of stock-based compensation expense associated with Mr. Zuckerman’s unvested long-term equity awards. In addition, for the year ended December 31, 2014 compared to 2013 we had an approximately $1.7 million increase in our capitalized wages due to the signing of several large leases. The increase in capitalized wages is shown as a decrease in general and administrative expenses as these costs are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets (see below). We also had an approximately $1.9 million decrease in the value of our deferred compensation plan. These decreases were partially offset by the following increases: (1) approximately $2.3 million related to the net effect of the termination of the 2011 OPP Awards and the issuance of the 2014 MYLTIP Units (See Note 17 to the Consolidated Financial Statements), (2) an approximately $4.4 million increase in overall compensation expense, (3) approximately $0.3 million related to the write off of the remaining fees associated with Boston Properties, Inc.’s ATM program that expired on June 2, 2014 and (4) approximately $2.9 million related to other general and administrative expenses. We expect our fiscal 2015 general and administrative expenses to be between $96 million and $100 million.

Wages directly related to the development of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Capitalized wages for the year ended December 31, 2014 and 2013 were approximately $14.5 million and $12.8 million, respectively. These costs are not included in the general and administrative expenses discussed above.

Transaction Costs

Transaction costs increased approximately $1.4 million for the year ended December 31, 2014 compared to 2013, primarily due to costs associated the formation of several new joint venture agreements and pending and completed asset sales

Impairment Loss

On March 28, 2013, we executed a binding contract for the sale of our 303 Almaden Boulevard property located in San Jose, California for a sale price of $40.0 million. The pending sale of this asset caused us to evaluate our strategy for development of the adjacent Almaden land parcel, which can accommodate approximately 840,000 square feet of office development. Based on a shorter than expected hold period, we reduced the carrying value of the land parcel to its fair market value and recognized an impairment loss of approximately $4.4 million during the three months ended March 31, 2013.

Other Income and Expense Items

Income from Unconsolidated Joint Ventures

For the year ended December 31, 2014 compared to 2013, income from unconsolidated joint ventures decreased by approximately $62.3 million due primarily to an approximately $46.5 million decrease in our share of net income from 125 West 55th Street due to its sale on May 30, 2013, an approximately $11.2 million decrease in our share of net income from the sale of the Eighth Avenue and 46th Street project in New York City on July 19, 2013, an approximately $7.7 million decrease in our share of net income from 767 Fifth Avenue (the General Motors Building) related to its consolidation on June 1, 2013 and an approximately $0.4 million decrease in our share of net income from the sale of Mountain View Research Park and Mountain View Technology Parks to us on April 10, 2013. These decreases were partially offset by an approximately $3.5 million increase in our share of net income from our other unconsolidated joint ventures, which was primarily related to increased leasing and occupancy at 540 Madison Avenue in New York City.

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from the Value-Added Fund for an aggregate net purchase price of approximately $233.1 million. Prior to the acquisition, our ownership interest in the properties was approximately 39.5%. As a result of the acquisition, we owned 100% of the properties and accounted for them on a consolidated basis.

On May 30, 2013, a joint venture in which we have a 60% interest completed the sale of its 125 West 55th Street property located in New York City for a sale price of $470.0 million, including the assumption by the buyer of the mortgage loan collateralized by the property totaling approximately $198.6 million. The mortgage loan bore interest at a fixed rate of 6.09% per annum and was scheduled to mature on March 10, 2020. Net cash proceeds totaled approximately $253.7 million, of which our share was approximately $152.2 million, after the payment of transaction costs. 125 West 55th Street is a Class A office property totaling approximately 588,000 net rentable square feet. We had previously recognized an impairment loss on our investment in the unconsolidated joint venture. As a result, we recognized a gain on sale of real estate totaling approximately $43.2 million. Prior to the sale, the property contributed approximately $3.3 million of net income for the year ended December 31, 2013.

On May 31, 2013, our two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) in New York City) transferred all of their interests in the joint venture to third parties. In connection with the transfer, we and our new joint venture partners modified our relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in us having sufficient financial and operating control over 767 Venture, LLC such that we now account for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in our financial statements instead of under the equity method of accounting. Our ownership interest in 767 Venture, LLC remained unchanged at 60%. Prior to the consolidation, the property contributed approximately $7.7 million of net income for the year ended December 31, 2013.

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

For the consolidated operating results for 767 Fifth Avenue (the General Motors Building), Mountain View Research Park and Mountain View Technology Park refer to “Results of Operations—Properties Acquired or Consolidation Portfolio and Properties Sold Portfolio” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Gains on Consolidation of Joint Ventures

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from our Value-Added Fund for an aggregate purchase price of approximately $233.5 million. Prior to the acquisition, our ownership interest in the properties was approximately 39.5%. As a result of the acquisition, we own 100% of the properties and account for them on a consolidated basis. During the year ended December 31, 2013, we recognized a gain on consolidation totaling approximately $26.5 million.

On May 31, 2013, our two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) in New York City) transferred all of their interests in the joint venture to third parties. In connection with the transfer, we and our new joint venture partners modified our relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in us having sufficient financial and operating control over 767 Venture, LLC such that we now account for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in our financial statements instead of under the equity method of accounting. Our ownership interest in 767 Venture, LLC remained unchanged at 60%. During the year ended December 31, 2013, we recognized a non-cash gain on our investment of approximately $359.5 million. The gain on consolidation resulted from us recognizing the assets, liabilities and equity (including noncontrolling interests) of the joint venture at fair value on the date of consolidation resulting in the recognition of a gain on consolidation equal to the difference between the fair value of our equity interest totaling approximately $721.3 million (as reflected in the business combination table appearing in Note 3 to the Consolidated Financial Statements) and the carrying value of our previously held equity interest totaling approximately $361.8 million. The fair value was determined based on the purchase price paid by the new joint venture partners through a sales process managed by a major New York City sales brokerage firm.

Interest and Other Income

Interest and other income increased approximately $0.5 million for the year ended December 31, 2014 compared to 2013, primarily due to a tax refund we received during the year ended December 31, 2014 from the District of Columbia.

Gains from Investments in Securities

Gains from investments in securities for the year ended December 31, 2014 and 2013 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for Boston Properties, Inc.’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-

deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to officers of Boston Properties, Inc. under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the year ended December 31, 2014 and 2013, we recognized gains of approximately $1.0 million and $2.9 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $1.1 million and $2.9 million during the year ended December 31, 2014 and 2013, respectively, as a result of increases in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by officers of Boston Properties, Inc. participating in the plan.

Gains (Losses) from Early Extinguishments of Debt

On December 15, 2014, we used available cash to redeem $300.0 million in aggregate principal amount of our 5.625% senior notes due 2015 (the “5.625% Notes”) and $250.0 million in aggregate principal amount of our 5.000% senior notes due 2015 (the “5.000% Notes”). The redemption price for the 5.625% Notes was determined in accordance with the applicable indenture and totaled approximately $308.0 million. The redemption price included approximately $2.8 million of accrued and unpaid interest to, but not including, the redemption date. Excluding such accrued and unpaid interest, the redemption price was approximately 101.73% of the principal amount being redeemed. The redemption price for the 5.000% Notes was determined in accordance with the applicable indenture and totaled approximately $255.8 million. The redemption price included approximately $0.5 million of accrued and unpaid interest to, but not including, the redemption date. Excluding such accrued and unpaid interest, the redemption price was approximately 102.13% of the principal amount being redeemed. We recognized a loss on early extinguishment of debt totaling approximately $10.6 million, which amount included the payment of the redemption premium totaling approximately $10.5 million.

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

Interest Expense

Interest expense for the Total Property Portfolio increased approximately $8.9 million for the year ended December 31, 2014 compared to 2013 as detailed below:

Component	Change in interest expense for the year ended December 31, 2014 compared to December 31, 2013
(in thousands)
Increases to interest expense due to:
Interest associated with the consolidation of the $1.6 billion of debt outstanding for 767 Fifth Avenue (the General Motors Building)(1)	$20,993
Decrease in capitalized interest(2)	15,677
Partner’s share of the interest for the outstanding Outside Members’ Notes Payable for 767 Fifth Avenue (the General Motors Building)(2)	12,235
Issuance of $700 million in aggregate principal of our 3.800% senior notes due 2024 on June 27, 2013	13,207
Issuance of $500 million in aggregate principal of our 3.125% senior notes due 2023 on April 11, 2013	4,328

Total increases to interest expense	$66,440
Decreases to interest expense due to:
Repayment of $747.5 million in aggregate principal of our 3.625% exchangeable senior notes due 2014	$(25,225)
Interest expense associated with the accretion of the adjustment for the equity component allocation of our unsecured exchangeable debt(3)	(20,614)
Repurchases/redemption/exchange of $450.0 million in aggregate principal of our 3.75% exchangeable senior notes due 2036	(6,281)
Repayment of mortgage financings(4)	(2,572)
Amortization of finance fees	(1,698)
Redemption of $300.0 million in aggregate principal of our 5.625% senior notes due 2015	(703)
Redemption of $250.0 million in aggregate principal of our 5.000% senior notes due 2015	(376)
Other interest expense (including senior notes)	(108)

Total decreases to interest expense	$(57,577)

Total change in interest expense	$8,863

(1)	This property was consolidated on May 31, 2013. For additional information about the transaction refer to “Properties Acquired or Consolidated Portfolio” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2)	Decrease primarily due to the completion of several development projects including, 300 Binney Street (formerly Seventeen Cambridge Center), 250 West 55th Street, 680 Folsom Street and The Avant at Reston Town Center.
(3)	All of our exchangeable senior notes were repaid as of February 18, 2014. See Note 8 to the Consolidated Financial Statements.
(4)	Includes the repayment of Kingstowne One, 140 Kendrick Street and New Dominion Technology Park Building Two.

Interest expense directly related to the development of rental properties is not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Interest capitalized for the year ended December 31, 2014 and

2013 was approximately $52.5 million and $68.2 million, respectively. These costs are not included in the interest expense referenced above.

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

At December 31, 2014, our variable rate debt consisted of our $1.0 billion Unsecured Line of Credit, of which no amount was outstanding at December 31, 2014. For a summary of our consolidated debt as of December 31, 2014 and December 31, 2013 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Discontinued Operations

On April 10, 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted, and we early adopted ASU 2014-08 during the first quarter of 2014. Our adoption of ASU 2014-08 resulted in the operating results and gains on sales of real estate from operating properties sold during the year ended December 31, 2014 not being reflected within Discontinued Operations in our Consolidated Statements of Operations (See Note 3 to the Consolidated Financial Statements).

Prior to the adoption of ASU 2014-08, we had the following properties that were considered discontinued operations for the year ended December 31, 2013: Montvale Center, 303 Almaden Boulevard, 1301 New York Avenue, 10 & 20 Burlington Mall Road and One Preserve Parkway. Each of these dispositions is discussed below.

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

Gains on Sales of Real Estate

On July 29, 2014, we completed the sale of our Mountain View Technology Park properties and Mountain View Research Park Building Sixteen property located in Mountain View, California for an aggregate sale price of approximately $92.1 million. Net cash proceeds totaled approximately $90.6 million, resulting in a gain on sale of real estate totaling approximately $35.9 million. Mountain View Technology Park is a seven-building complex of Office/Technical properties aggregating approximately 135,000 net rentable square feet. Mountain View Research Park Building Sixteen is an Office/Technical property with approximately 63,000 net rentable square feet.

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

On October 2, 2014, we completed the sale of Patriots Park located in Reston, Virginia for a gross sale price of $321.0 million. Patriots Park consists of three Class A office properties aggregating approximately 706,000 net rentable square feet. Net cash proceeds totaled approximately $319.1 million, resulting in a gain on sale of real estate totaling approximately $91.2 million. We have agreed to provide rent support payments to the buyer with a maximum obligation of up to approximately $12.3 million related to the leasing of 17,762 net rentable square feet at the properties, which has been recorded as a reduction to the gain on sale.

On October 24, 2014, we completed the sale of a parcel of land at 130 Third Avenue in Waltham, Massachusetts that is permitted for 129,000 square feet for a sale price of approximately $14.3 million. Net cash proceeds totaled approximately $13.6 million, resulting in a gain on sale of real estate totaling approximately $8.3 million.

On December 30, 2014, we completed the conveyance to an unrelated third party of a condominium interest in our 75 Ames Street property located in Cambridge, Massachusetts. On May 23, 2011, we had entered into a ground lease for the vacant land parcel at 75 Ames Street and had also entered into a development agreement to serve as project manager for a 250,000 square foot research laboratory building to be developed on the site at the ground lessee’s expense and to also serve, upon completion of development, as property manager. Gross proceeds to us were approximately $56.8 million, including $11.4 million in development fees for our services, and were received beginning in May 2011. The cash received under the ground lease was initially recognized as unearned revenue and recognized over the 99-year term of the ground lease as ground lease revenue totaling approximately $459,000 per year prior to the conveyance of the condominium interest. The terms of the ground lease required us to form a condominium for the site upon completion of the development, at which time each party would subject their respective interests in the buildings and land to the condominium and would in turn be conveyed a condominium unit comprised of their respective building as well as an undivided ownership interest in the land. As a result of the conveyance and the transfer of title, we recognized a gain on sale of real estate totaling approximately $33.8 million during the year ended December 31, 2014.

Noncontrolling interests in property partnerships

Noncontrolling interests in property partnerships increased by approximately $29.2 million for the year ended December 31, 2014 compared to 2013 as detailed below.

Property	Date of Consolidation	Partners’ noncontrolling interest for the year ended December 31,
		2014	2013	Change
		(in thousands)
505 9th Street	October 1, 2007	$2,332	$2,423	$(91)
Fountain Square	October 4, 2012	11,083	6,636	4,447
767 Fifth Avenue (the General Motors Building)	May 31, 2013	(14,990)	(13,531)	(1,459)
Times Square Tower	October 9, 2013	26,736	5,819	20,917
601 Lexington Avenue	October 30, 2014	3,177	—	3,177
100 Federal Street	October 30, 2014	646	—	646
Atlantic Wharf Office Building	October 30, 2014	1,577	—	1,577

		$30,561	$1,347	$29,214

During the year ended December 31, 2014 we made an out-of-period adjustment for our Fountain Square property of approximately $1.9 million related to the cumulative non-cash adjustment to the accretion of the changes in the redemption value of the noncontrolling interest (See Note 2 to the Consolidated Financial Statements).

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

	Same Property Portfolio				Properties Acquired or Consolidated Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Total Property Portfolio
(dollars in thousands)	2013	2012	Increase/ (Decrease)	% Change	2013	2012	2013	2012	2013	2012	2013	2012	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$1,704,582	$1,650,516	$54,066	3.28%	$289,905	$61,692	$43,650	$25,141	$2,248	$7,098	$2,040,385	$1,744,447	$295,938	16.96%
Termination Income	2,399	7,625	(5,226)	(68.54)%	—	—	408	2,571	—	—	2,807	10,196	(7,389)	(72.47)%

Total Rental Revenue	1,706,981	1,658,141	48,840	2.95%	289,905	61,692	44,058	27,712	2,248	7,098	2,043,192	1,754,643	288,549	16.44%

Real Estate Operating Expenses	618,119	593,976	24,143	4.06%	99,284	25,378	12,998	7,604	421	1,138	730,822	628,096	102,726	16.36%

Net Operating Income, excluding residential and hotel	1,088,862	1,064,165	24,697	2.32%	190,621	36,314	31,060	20,108	1,827	5,960	1,312,370	1,126,547	185,823	16.49%

Residential Net Operating Income(1)	10,395	9,576	819	8.55%	—	—	(207)	—	—	—	10,188	9,576	612	6.39%
Hotel Net Operating Income(1)	11,883	9,795	2,088	21.32%	—	—	—	—	—	—	11,883	9,795	2,088	21.32%

Consolidated Net Operating Income(1)	1,111,140	1,083,536	27,604	2.55%	190,621	36,314	30,853	20,108	1,827	5,960	1,334,441	1,145,918	188,523	16.45%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	—	—	29,695	34,060	(4,365)	(12.82)%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	115,329	90,129	25,200	27.96%
Transaction costs	—	—	—	—	—	—	—	—	—	—	1,744	3,653	(1,909)	(52.26)%
Impairment loss	—	—	—	—	—	—	—	—	—	—	4,401	—	4,401	100.00%
Depreciation and amortization	397,307	393,650	3,657	0.93%	135,236	27,310	15,467	10,598	4,579	6,134	552,589	437,692	114,897	26.25%

Total Other Expenses	397,307	393,650	3,657	0.93%	135,236	27,310	15,467	10,598	4,579	6,134	674,063	531,474	142,589	26.83%

Operating Income	713,833	689,886	23,947	3.47%	55,385	9,004	15,386	9,510	(2,752)	(174)	690,073	648,504	41,569	6.41%
Other Income:
Income from unconsolidated joint ventures											75,074	49,078	25,996	52.97%
Gains on consolidation of joint ventures											385,991	—	385,991	100.00%
Interest and other income											8,310	10,091	(1,781)	(17.65)%
Gains from investments in securities											2,911	1,389	1,522	109.58%
Gains (losses) from early extinguishments of debt											122	(4,453)	4,575	102.74%
Other Expenses:
Interest expense											446,880	410,970	35,910	8.74%

Income from continuing operations											715,601	293,639	421,962	143.70%
Discontinued operations:
Income from discontinued operations											8,022	9,806	(1,784)	(18.19)%
Gains on sales of real estate from discontinued operations											115,459	38,445	77,014	200.32%
Gain on forgiveness of debt from discontinued operations											20,736	—	20,736	100.00%
Impairment loss from discontinued operations											(2,852)	—	(2,852)	(100.00)%

Net income											856,966	341,890	515,076	150.66%
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships											(1,347)	(3,792)	2,445	64.48%
Noncontrolling interest- redeemable preferred units											(6,046)	(3,497)	(2,549)	(72.89)%

Net income attributable to Boston Properties Limited Partnership											$849,573	$334,601	$514,972	153.91%
Preferred distributions											(8,057)	—	(8,057)	(100.00)%

Net income attributable to Boston Properties Limited Partnership common unitholders											$841,516	$334,601	$506,915	151.50%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 60. Residential Net Operating Income for the year ended December 31, 2013 and 2012 are comprised of Residential Revenue of $22,318 and $20,568 less Residential Expenses of $12,130 and $10,992, respectively. Hotel Net Operating Income for the year ended December 31, 2013 and 2012 are comprised of Hotel Revenue of $40,330 and $37,915 less Hotel Expenses of $28,447 and $28,120, respectively, per the Consolidated Statements of Operations.

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

Termination income for the year ended December 31, 2013 resulted from the termination of twenty-two tenants across the Same Property Portfolio which totaled approximately $2.4 million, of which approximately $1.0 million was negotiated termination income from one of our Reston, Virginia properties in order to accommodate growth of an existing tenant.

Termination income for the year ended December 31, 2012 resulted from the termination of twenty-eight tenants across the Same Property Portfolio which totaled approximately $7.6 million of which approximately $3.6 million was from the settlement of a bankruptcy claim against a former tenant that rejected our lease in 2009 and approximately $0.9 million was a negotiated termination from one of our Reston, Virginia properties in order to accommodate growth of an existing tenant.

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

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from the Value-Added Fund for an aggregate net purchase price of approximately $233.1 million. Prior to the acquisition, our ownership interest in the properties was approximately 39.5%. As a result of the acquisition, we owned 100% of the properties and accounted for them on a consolidated basis. Mountain View Research Park is an approximately 604,000 net rentable square foot, sixteen building Office/Technical complex. Mountain View Technology Park is an approximately 135,000 net rentable square foot, seven building Office/Technical complex.

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

Rental Revenue

Rental revenue from our Properties Placed In-Service Portfolio increased approximately $16.5 million for the year ended December 31, 2013 compared to 2012, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Rental Revenue for the year ended December 31,
			2013	2012	Change
			(in thousands)
Office
510 Madison Avenue	Second Quarter, 2011	Second Quarter, 2012	$22,141	$19,577	$2,564
One and Two Patriots Park	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	15,889	8,135	7,754
300 Binney Street (formerly Seventeen Cambridge Center)	Second Quarter, 2013	Second Quarter, 2013	5,717	—	5,717
250 West 55th Street	Third Quarter, 2013	N/A	311	—	311

			$44,058	$27,712	$16,346

Residential
The Avant at Reston Town Center	Fourth Quarter, 2013	N/A	$157	$—	$157

Total			$44,215	$27,712	$16,503

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

Real Estate Operating Expenses

Real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $5.8 million for the year ended December 31, 2013 compared to 2012, as detailed below:

Property	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Real Estate Operating Expenses for the year ended December 31,
			2013	2012	Change
			(in thousands)
Office
510 Madison Avenue	Second Quarter, 2011	Second Quarter, 2012	$7,082	$6,223	$859
One and Two Patriots Park	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	Second Quarter, 2012 (Phase I) and First Quarter, 2013 (Phase II)	4,223	1,381	2,842
300 Binney Street (formerly Seventeen Cambridge Center)	Second Quarter, 2013	Second Quarter, 2013	353	—	353
250 West 55th Street	Third Quarter, 2013	N/A	1,340	—	1,340

			$12,998	$7,604	$5,394

Residential
The Avant at Reston Town Center	Fourth Quarter, 2013	N/A	$364	$—	$364

Total			$13,362	$7,604	$5,758

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

The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf, the Residences on The Avenue for the year ended December 31, 2013 and 2012. The Avant at Reston Town Center was partially placed in-service during the fourth quarter of 2013 and therefore no statistics on occupancy and rate information are being disclosed.

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

Hotel Net Operating Income

Net operating income for the Boston Marriott Cambridge (formerly Cambridge Center Marriott) hotel property increased by approximately $2.1 million for the year ended December 31, 2013 compared to 2012 due primarily to improvements in revenue per available room (“REVPAR”) and occupancy.

The following reflects our occupancy and rate information for the Boston Marriott Cambridge (formerly Cambridge Center Marriott) hotel for the year ended December 31, 2013 and 2012.

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

General and Administrative

General and administrative expenses increased approximately $25.2 million for the year ended December 31, 2013 compared to 2012. On March 11, 2013, we announced that Owen D. Thomas would succeed Mortimer B. Zuckerman as Boston Properties, Inc.’s Chief Executive Officer, effective April 2, 2013. Mr. Zuckerman continued to serve as Executive Chairman for a transition period and as of January 1, 2015 Mr. Zuckerman serves as the non-executive Chairman of the Board of Boston Properties, Inc. In connection with the succession, Mr. Zuckerman entered into a Transition Benefits Agreement with Boston Properties, Inc. The agreement provided that if Mr. Zuckerman remains employed by Boston Properties, Inc. through July 1, 2014, he would be entitled to receive on January 1, 2015, a lump sum cash payment of $6.7 million and an equity award with a targeted value of approximately $11.1 million. The cash payment and equity award vested one-third on each of March 10, 2013, October 1, 2013 and July 1, 2014. As a result, we recognized approximately $13.8 million of compensation expense during the year ended December 31, 2013. We recognized approximately $4.0 million of compensation expense over the remaining vesting period and, accordingly, expensed approximately $4.0 million in 2014. In addition, during the year ended December 31, 2013, we accelerated the remaining approximately $12.9 million of stock-based compensation expense associated with Mr. Zuckerman’s unvested long-term equity awards. During the year ended December 31, 2012, we recognized approximately $4.6 million of amortization that occurred prior to the accelerated vesting of the $12.9 million of stock-based compensation expense associated with the Transition Benefits Agreement. The remaining increase was primarily due to (1) an approximately $2.6 million increase related to the issuance of the 2013 MYLTIP Units and non-qualified stock options, (2) an approximately $1.3 million increase in health insurance costs, (3) an approximately $1.7 million increase in the value of our deferred compensation plan, (4) an approximately $0.8 million increases in taxes and (5) an approximately $3.1 million increase in other general and administrative expenses, which includes compensation expenses. This increase was partially offset by (1) approximately $1.9 million of amortization that occurred for a member of senior management in 2012 that did not recur in 2013 due to the fact that this person reached retirement age and therefore became fully vested in time-based equity awards and we no longer recognized expense on a quarterly basis and (2) our recognition of approximately $4.5 million of expense during the first quarter of 2012 in connection with the resignation of E. Mitchell Norville, Boston Properties, Inc.’s Chief Operating Officer, on February 29, 2012, which did not recur in 2013.

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

Transaction Costs

During the year ended December 31, 2013 we incurred approximately $1.7 million of transaction costs of which approximately $0.6 million related to the acquisition of the Mountain View Research Park and Mountain View Technology Park properties in Mountain View, California, approximately $0.4 million related to Salesforce Tower in San Francisco, California, approximately $0.5 million related to transaction costs for transactions in New York City and approximately $0.2 million related to the pursuit of other transactions.

During the year ended December 31, 2012, we incurred approximately $3.7 million of transaction pursuit costs of which approximately $0.6 million related to the acquisition of 680 Folsom Street in San Francisco,

California, approximately $0.5 million related to the acquisition of Fountain Square in Reston, Virginia, approximately $0.3 million related to the forming of a joint venture to pursue the acquisition of land in San Francisco, California to construct the Salesforce Tower, approximately $0.6 million related to the acquisition of 100 Federal Street in Boston, Massachusetts and approximately $1.7 million related to the pursuit of other transactions.

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

On May 14, 2012, an unconsolidated joint venture in which we have a 60% interest entered into a lease termination agreement with an existing tenant at 767 Fifth Avenue (the General Motors Building) in New York City. Under the agreement, the tenant terminated early its lease for approximately 36,000 square feet at the building and is responsible for certain payments to the unconsolidated joint venture aggregating approximately $28.4 million through May 1, 2014 (of which our share is approximately $17.0 million). As a result of the termination, we recognized termination income totaling approximately $11.8 million (which is net of the write-off of the accrued straight-line rent balance) during the year ended ended December 31, 2012.

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

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from the Value-Added Fund for an aggregate net purchase price of approximately $233.1 million. Prior to the acquisition, our ownership interest in the properties was approximately 39.5%. As a result of the acquisition, we owned 100% of the properties and accounted for them on a consolidated basis. Due to the acquisition, the Value-Added Fund, excluding the gain on the sale of 300 Billerica Road in Chelmsford, Massachusetts, contributed an approximately $1.3 million loss to our share of the income for the year ended December 31, 2013 compared to 2012.

For the consolidated operating results for 767 Fifth Avenue (the General Motors Building), Mountain View Research Park and Mountain View Technology Park refer to “Results of Operations—Properties Acquired Portfolio” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Gains on Consolidation of Joint Ventures

On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from our Value-Added Fund for an aggregate purchase price of approximately $233.5 million. Prior to the acquisition, our ownership interest in the properties was approximately 39.5%. As a result of the acquisition, we own 100% of the properties and account for them on a consolidated basis. During the year ended December 31, 2013, we recognized a gain on consolidation totaling approximately $26.5 million.

On May 31, 2013, our two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) in New York City) transferred all of their interests in the joint venture to third parties. In connection with the transfer, we and our new joint venture partners modified our relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in us having sufficient financial and operating control over 767 Venture, LLC such that we now account for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in our financial statements instead of under the equity method of accounting. Our ownership interest in 767 Venture, LLC remained unchanged at 60%. During the year ended December 31, 2013, we recognized a non-cash gain on our investment of approximately $359.5 million. The gain on consolidation resulted from us recognizing the assets, liabilities and equity (including noncontrolling interests) of the joint venture at fair value on the date of consolidation resulting in the recognition of a gain on consolidation equal to the difference between the fair value of our equity interest totaling approximately $721.3 million (as reflected in the business combination table appearing in Note 3 to the Consolidated Financial Statements) and the carrying value of our previously held equity interest totaling approximately $361.8 million. The fair value was determined based on the purchase price paid by the new joint venture partners through a sales process managed by a major New York City sales brokerage firm.

Interest and Other Income

Interest and other income decreased approximately $1.8 million for the year ended December 31, 2013 compared to 2012, of which $1.1 million was related to an insurance claim that we received during 2012 that did not recur in 2013 and the remaining decrease of approximately $0.7 million related to interest income. The decrease in interest income was due primarily to interest income that we recognized related to the loans that we made to our Value-Added Fund. On April 10, 2013 we acquired the Mountain View properties from the Value-Added Fund and the loans were repaid. The loans to the Value-Added Fund had been reflected in Related Party Note Receivable on our Consolidated Financial Statements.

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

Noncontrolling interests in property partnerships

Noncontrolling interests in property partnerships decreased by approximately $2.4 million for the year ended December 31, 2013 compared to 2012 as detailed below:

Property	Date of Consolidation	Partners’ noncontrolling interest for the year ended December 31,
		2013	2012	Change
		(in thousands)
505 9th Street	October 1, 2007	$2,423	$1,989	$434
Fountain Square	October 4, 2012	6,636	1,803	4,833
767 Fifth Avenue (the General Motors Building)	May 31, 2013	(13,531)	—	(13,531)
Times Square Tower	October 9, 2013	5,819	—	5,819

		$1,347	$3,792	$(2,445)

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	fund capital expenditures, including major renovations, tenant improvements and leasing costs;

•	fund development costs;

•	fund distribution requirements on our Series B Preferred Units;

•	redeem our Series Four Preferred Units:

•	fund possible property acquisitions; and

•	make the minimum distribution required to enable Boston Properties, Inc. to maintain its REIT qualification under the Internal Revenue Code of 1986, as amended.

We expect to satisfy these needs using one or more of the following:

•	cash flow from operations;

•	distribution of cash flows from joint ventures;

•	cash and cash equivalent balances;

•	contributions of proceeds from issuances of Boston Properties, Inc.’s equity securities and/or proceeds from additional issuances of our preferred or common units;

•	our Unsecured Line of Credit or other short-term bridge facilities;

•	construction loans;

•	long-term secured and unsecured indebtedness (including unsecured exchangeable indebtedness); and

•	sales of real estate.

We draw on multiple financing sources to fund our long-term capital needs. Our current consolidated development properties are expected to be funded with our available cash balances. Our Unsecured Line of Credit is utilized primarily as a bridge facility to fund acquisition opportunities, refinance outstanding indebtedness and meet short-term development and working capital needs. Although we generally seek to fund our development projects with construction loans, which may be guaranteed by us, the financing for each particular project ultimately depends on several factors, including, among others, the project’s size and duration, the extent of pre-leasing and our available cash and access to cost effective capital at the given time.

The following table presents information on properties under construction as of December 31, 2014 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Square feet	Investment to Date(1)	Estimated Total Investment(1)	Percentage Leased(2)
Annapolis Junction Building Seven (50% ownership)(3)	Third Quarter, 2015	Annapolis, MD	1	125,000	$14,588	$17,500	100%
690 Folsom Street(4)	Fourth Quarter, 2015	San Francisco, CA	1	25,000	13,271	17,900	58%
Prudential Retail Expansion	Fourth Quarter, 2015	Boston, MA	—	15,000	336	10,330	—%
804 Carnegie Center	First Quarter, 2016	Princeton, NJ	1	130,000	11,178	45,500	100%
Annapolis Junction Building Eight (50% ownership)(3)	First Quarter, 2016	Annapolis, MD	1	125,000	11,651	18,500	—%
99 Third Avenue Retail	Second Quarter, 2016	Waltham, MA	1	16,500	10,508	16,900	84%
535 Mission Street(5)	Third Quarter, 2016	San Francisco, CA	1	307,000	176,792	215,000	66%
10 CityPoint	Second Quarter, 2017	Waltham, MA	1	245,000	24,713	100,400	74%
601 Massachusetts Avenue	Fourth Quarter, 2017	Washington, DC	1	478,000	228,910	360,760	83%
888 Boylston Street	Fourth Quarter, 2017	Boston, MA	1	425,000	35,932	271,500	36%
Salesforce Tower (95% ownership)	First Quarter, 2019	San Francisco, CA	1	1,400,000	348,924	1,073,500	51%

Total Properties under Construction			10	3,291,500	$876,803	$2,147,790	59%

(1)	Represents our share. Includes net revenue during lease up period, acquisition expenses and approximately $67.4 million of construction cost and leasing commission accruals.
(2)	Represents percentage leased as of February 23, 2015, including leases with future commencement dates.
(3)	This development project has a construction loan.
(4)	As of February 23, 2015, this property was 58% placed in-service.
(5)	As of February 23, 2015, this property was 31% placed in-service.

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

Our primary use of capital will be the completion of our ongoing developments, which, through 2019, have remaining costs to fund of approximately $1.3 billion. We believe that our strong liquidity, including available cash as of February 23, 2015 of approximately $1.1 billion, which includes approximately $342.2 million of restricted cash which is being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code, the approximately $983.5 million available under our Unsecured Line of Credit and proceeds from potential asset sales provide sufficient capacity to meet our debt obligations and fund our remaining capital requirements on existing development projects and pursue additional attractive investment opportunities. We also have full availability under Boston Properties, Inc.’s $600 million ATM program. Given the relatively low interest rates currently available to us in the debt markets, we may seek to enhance our liquidity in the future, which may result in us carrying additional cash and cash equivalents pending our use of the proceeds, and we have entered and may consider entering into derivatives to hedge the interest rate risk associated with one or more future financings (see Note 20 to the Consolidated Financial Statements). We also may consider the early refinancing of our mortgages that expire in 2016 and 2017 which have a relatively high weighted-average coupon/stated interest rate of 5.9%, even though we may be obligated to pay prepayment charges. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may also, from time to time, purchase unsecured senior notes for cash in open market purchases or privately negotiated transactions, or both. We will evaluate any such potential transactions in light of then-existing market conditions, taking into account the trading prices of the notes, our current liquidity and prospects for future access to capital.

REIT Tax Distribution Considerations

Distributions

Boston Properties, Inc., as a REIT, is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income (excluding capital gains and with certain other adjustments). Boston Properties, Inc.’s policy is to distribute at least 100% of its taxable income, including capital gains, to avoid paying federal tax. On December 2, 2013, Boston Properties, Inc., as our general partner, announced that its Board of Directors declared a special cash distribution of $2.25 per unit payable on January 29, 2014 to common and LTIP unitholders of record as of the close of business on December 31, 2013. The decision to declare a special distribution was primarily a result of the sale of a 45% interest in our Times Square Tower property in October 2013. On December 8, 2014, Boston Properties, Inc., as our general partner, announced that its Board of Directors declared a special cash distribution of $4.50 per unit payable on January 28, 2015 to common and LTIP unitholders of record as of the close of business on December 31, 2014. The decision to declare a special distribution was primarily a result of the taxable gains associated with the sale of approximately $2.3 billion of assets during 2014 partially offset by our election to deduct costs that were capitalized in prior years that may now be deducted under the new Tangible Property Regulations, discussed below. Boston Properties, Inc.’s Board of Directors did not make any change in its policy with respect to our regular quarterly distributions. Boston Properties, Inc.’s Board of Directors will continue to evaluate our distribution rate in light of actual and projected taxable income, liquidity requirements and other circumstances, and there can be no assurance that the future distributions declared by Boston Properties, Inc.’s Board of Directors will not differ materially.

Application of Recent Regulations

In September 2013, the Internal Revenue Service released final regulations governing when taxpayers must capitalize and depreciate costs for acquiring, maintaining, repairing and replacing tangible property and when they can deduct such costs. These final regulations are effective for tax years beginning on or after January 1, 2014. These regulations permitted us to deduct certain types of expenditures that were previously required to be capitalized by us. They also allowed us to make a one-time election to immediately deduct certain amounts that were capitalized in previous years that are not required to be capitalized under the new regulations. We analyzed how the application of the new regulations affects our business and decided to make the election for the 2014 tax year. Although such an election had an immaterial impact on our GAAP financial statements or Funds from Operations, it materially reduced our taxable income and therefore Boston Properties, Inc.’s dividend payout requirements under applicable REIT tax regulations for 2014. It also could have an impact on Boston Properties, Inc.’s dividend payout requirements in future years, as the amounts deducted in 2014 will no longer be depreciated over time, and amounts expended and deducted in future periods will vary, potentially resulting in more variation in Boston Properties, Inc.’s distribution requirement from year to year depending on our annual cost of now-deductible expenditures that previously would have been capitalized. Although Boston Properties, Inc. made the election for tax year 2014, there can be no assurance concerning the impact, if any, on the dividends declared by Boston Properties, Inc.’s Board of Directors in future taxable years.

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

Cash and cash equivalents were approximately $1.8 billion and $2.4 billion at December 31, 2014 and 2013, respectively, representing an decrease of approximately $0.6 billion. The following table sets forth changes in cash flows:

	Year ended December 31,
	2014	2013	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$695,553	$777,926	$(82,373)
Net cash used in investing activities	(665,124)	(532,640)	(132,484)
Net cash provided by (used in) financing activities	(632,487)	1,077,873	(1,710,360)

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

For the year ended December 31, 2014, our total distribution payments exceeded our cash flow from operating activities due to the special distribution which was declared in December 2013 and paid to common unitholders in January 2014. The cash flows distributed were primarily a result of the sale of a 45% interest in our Times Square Tower property in October 2013 and were included as part of cash flows provided by financing activities. Distributions will generally exceed cash flows from operating activities during periods in which we sell significant real estate assets and the distribution of gains occurs in a different period.

Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the year ended December 31, 2014 and 2013 consisted primarily of funding our development projects, acquisitions and the proceeds from the sales of real estate, as detailed below:

	Year ended December 31,
	2014	2013
	(in thousands)
Acquisitions of real estate	$(4,670)	$(522,900)
Construction in progress	(405,942)	(396,835)
Building and other capital improvements	(82,479)	(73,821)
Tenant improvements	(106,003)	(105,425)
Proceeds from sales of real estate	419,864	250,078
Proceeds from sales of real estate and sales of interests in property partnerships placed in escrow	(1,912,347)	—
Proceeds from sales of real estate and sales of interests in property partnerships released from escrow	1,478,794	—
Cash recorded upon consolidation	—	79,468
Issuance of notes receivable, net	—	12,491
Capital contributions to unconsolidated joint ventures	(52,052)	—
Capital distributions from unconsolidated joint ventures	1,491	225,862
Investments in securities, net	(1,780)	(1,558)

Net cash used in investing activities	$(665,124)	$(532,640)

Cash used in investing activities changed primarily due to the following:

•	On February 6, 2013, we completed the acquisition of 535 Mission Street, a development site, in San Francisco, California for an aggregate purchase price of approximately $71.0 million in cash, including work completed and materials purchased to date.

•	On March 26, 2013, the consolidated joint venture in which we have a 95% interest completed the acquisition of a land parcel in San Francisco, California which will support a 61-story, 1.4 million square foot office Salesforce Tower. The purchase price for the land was approximately $192.0 million.

•	On March 29, 2013, we completed the acquisition of a parcel of land located in Reston, Virginia for a purchase price of approximately $27.0 million.

•	On April 10, 2013, we acquired the Mountain View Research Park and Mountain View Technology Park properties from our Value-Added Fund for an aggregate net purchase price of approximately $233.1 million. Mountain View Research Park is a 16-building complex of Office/Technical properties aggregating approximately 604,000 net rentable square feet. Mountain View Technology Park is a seven-building complex of Office/Technical properties aggregating approximately 135,000 net rentable square feet. In conjunction with the acquisition, the Value-Added Fund repaid the Mountain View Research Park and Mountain View Technology Park properties outstanding loans payable to us totaling approximately $8.6 million and $3.7 million, respectively.

•	On November 6, 2014, we entered into an option agreement to which we have been granted an option to purchase real property located at 425 Fourth Street in San Francisco, California. In connection with the execution of the agreement, we paid a non-refundable option payment to the current owner of $1.0 million. We intend to pursue the entitlements necessary to develop the property. The purchase price has not been determined and is dependent on the entitlements obtained. there can be no assurance that we will be successful in obtaining the desired entitlements or that we will ultimately determine to exercise the option.

•	On November 12, 2014, we completed the acquisition of a parcel of land at 804 Carnegie Center in Princeton, New Jersey for a purchase price of approximately $3.7 million. 804 Carnegie Center is a build-to-suit project with approximately 130,000 net rentable square feet of Class A office space which is currently under construction. We expect that the building will be complete and available for occupancy during the first quarter of 2016.

•	Construction in progress for the year ended December 31, 2013 includes expenditures associated with our continued development and redevelopment of The Avant at Reston Town Center, 250 West 55th Street, 680 Folsom Street, 535 Mission Street, 601 Massachusetts Avenue, 804 Carnegie Center and Salesforce Tower and expenditures associated with Two Patriots Park, 300 Binney Street (formerly Seventeen Cambridge Center) and the Kendall Center Connector (formerly Cambridge Center Connector), which were fully placed in-service during the year ended December 31, 2013. Construction in progress for the year ended December 31, 2014 includes ongoing expenditures associated with The Avant at Reston Town Center, 250 West 55th Street, 680 Folsom Street, 535 Mission Street and 690 Folsom Street which were fully or partially placed in-service during the year ended December 31, 2014. In addition, we incurred costs associated with our continued development of 601 Massachusetts Avenue, 804 Carnegie Center, Salesforce Tower, 888 Boylston Street, 10 CityPoint, 99 Third Avenue Retail and the Prudential Center retail expansion.

•	On June 28, 2013, we completed the sale of our 303 Almaden Boulevard property located in San Jose, California for a sale price of $40.0 million. Net cash proceeds totaled approximately $39.3 million.

•	On August 22, 2013, we completed the sale of our 1301 New York Avenue property located in Washington, DC for a net contract sale price of approximately $121.7 million. After adjusting for outstanding lease and other transaction costs assumed by the buyer, the gross sale price was approximately $135.0 million. Net cash proceeds totaled approximately $121.5 million.

•	On December 20, 2013, we completed the sale of our 10 & 20 Burlington Mall Road property located in Burlington, Massachusetts for a sale price of approximately $30.0 million. Net cash proceeds totaled approximately $29.4 million.

•	On December 20, 2013, we completed the sale of our One Preserve Parkway property located in Rockville, Maryland for a sale price of approximately $61.3 million. Net cash proceeds totaled approximately $59.9 million.

•	On July 29, 2014, we completed the sale of our Mountain View Technology Park properties and Mountain View Research Park Building Sixteen property located in Mountain View, California for an aggregate sale price of approximately $92.1 million. Net cash proceeds totaled approximately $90.6 million. As of December 31, 2014, we have placed in escrow approximately $90.2 million of the proceeds, which are being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code.

•	On August 20, 2014, a portion of the land parcel at our One Reston Overlook property located in Reston, Virginia was taken by eminent domain. Net cash proceeds totaled approximately $2.6 million.

•	On August 22, 2014, we completed the sale of a parcel of land within our Broad Run Business Park property located in Loudoun County, Virginia for a sale price of approximately $9.8 million. Net cash proceeds totaled approximately $9.7 million. The parcel is an approximately 15.5 acre land parcel subject to a ground lease that was scheduled to expire on October 31, 2048 with a tenant that exercised its purchase option under the ground lease. As of December 31, 2014, we have placed in escrow approximately $9.7 million of the proceeds, which are being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code.

•

On October 2, 2014, we completed the sale of Patriots Park located in Reston, Virginia for a gross sale price of $321.0 million. Patriots Park consists of three Class A office properties aggregating approximately 706,000 net rentable square feet. Net cash proceeds totaled approximately $319.1 million. As of December 31, 2014, we have placed in escrow approximately $320.2 million of the proceeds, which are being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code.

•	On October 24, 2014, we completed the sale of a parcel of land at 130 Third Avenue in Waltham, Massachusetts that is permitted for 129,000 square feet for a sale price of approximately $14.3 million. Net cash proceeds totaled approximately $13.6 million. As of December 31, 2014, we have placed in escrow approximately $13.6 million of the proceeds, which are being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code.

•	On May 31, 2013, we recorded approximately $79.5 million of cash upon consolidating the joint venture that owns 767 Fifth Avenue (the General Motors Building).

•	Capital contributions to unconsolidated joint ventures primarily increased due to cash contributions of approximately $39.0 million, $5.4 million and $4.2 million to our 1001 6th Street (formerly known as 501 K Street), Annapolis Junction and North Station (Phase 1 -Air Rights) joint ventures, respectively.

•	Capital distributions from unconsolidated joint ventures decreased by approximately $224.4 million due to the sale of the Eighth Avenue and 46th Street project and 125 West 55th Street in New York City and the Value-Added Fund selling Mountain View Research and Technology Parks during the year ended December 31, 2013.

Cash used by financing activities for the year ended December 31, 2014 totaled approximately $632.5 million. This consisted primarily of us selling a 45% interest in each of 601 Lexington Avenue in New York City and Atlantic Wharf Office Building and 100 Federal Street in Boston, the repayment at maturity of $747.5 million of 3.625% exchangeable senior notes due 2014, the repayment of $300 million of 5.625% and $250 million of 5.000% unsecured senior notes due in 2015, the payments of regular and special distributions to our unitholders and repayment of secured mortgage debt. Future debt payments are discussed below under the heading “Capitalization-Debt Financing.”

Capitalization

At December 31, 2014, our total consolidated debt was approximately $9.9 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 4.40% (with a coupon/stated rate of 4.98%) and the weighted-average maturity was approximately 5.0 years.

Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $32.1 billion at December 31, 2014. Our total consolidated market capitalization was calculated using Boston Properties, Inc.’s December 31, 2014 closing stock price of $128.69 per common share and the following: (1) 169,567,615 outstanding common units of limited partnership interest (including 153,113,945 shares held by Boston Properties, Inc.), (2) an aggregate of 1,496,799 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, (3) 12,667 Series Four Preferred Units of partnership interest multiplied by the fixed liquidation preference of $50 per unit, (4) 80,000 Series B Preferred Units, at a price of $2,500 per unit and (5) our consolidated debt totaling approximately $9.9 billion. Our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, at December 31, 2014, represented approximately 30.84% of our total consolidated market capitalization.

Following the consolidation of 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building)), effective June 1, 2013, our consolidated debt increased significantly compared to prior periods even though our economic interest in 767 Venture, LLC remained substantially unchanged. As a result, we believe the presentation of total adjusted debt may provide investors with a more complete picture of our share of consolidated and unconsolidated debt. Total adjusted debt is defined as our total consolidated debt, plus our share of unconsolidated joint venture debt, minus our joint venture partners’ share of consolidated debt, and was approximately $9.1 billion at December 31, 2014. In addition, in light of the difference between our total consolidated debt and our total adjusted debt, we believe that also presenting our total adjusted debt to total adjusted market capitalization ratio may provide investors with a more complete picture of our leverage in relation to the overall size of our company. The calculation of the total adjusted debt to total adjusted market capitalization ratio is the same as consolidated debt to total consolidated market capitalization ratio except that the total adjusted debt balance is used in lieu of the total consolidated debt balance. Our total adjusted debt at December 31, 2014, represented approximately 29.01% of our total adjusted market capitalization

The calculation of total consolidated and adjusted market capitalization does not include 394,590 2012 OPP Units, 313,936 2013 MYLTIP Units and 482,032 2014 MYLTIP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. These percentages will fluctuate with changes in the market value of Boston Properties, Inc.’s common stock and does not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the consolidated debt to total consolidated market capitalization ratio and the adjusted debt to total adjusted market capitalization ratio may provide investors with an alternate indication of leverage, so long as it is evaluated along with other financial ratios and the various components of our outstanding indebtedness.

For a discussion of our unconsolidated joint venture indebtedness, see “Liquidity and Capital Resources—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Debt Financing

As of December 31, 2014, we had approximately $9.9 billion of outstanding consolidated indebtedness, representing approximately 30.84% of our total consolidated market capitalization as calculated above consisting of approximately (1) $5.288 billion (net of discount) in publicly traded unsecured senior notes (excluding exchangeable senior notes) having a GAAP weighted-average interest rate of 4.42% per annum and maturities in 2018, 2019, 2020, 2021, 2023 and 2024; (2) $4.3 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 4.30% per annum and weighted-average term of 3.2 years and (3) $0.3 million of mezzanine notes payable associated with 767 Fifth Avenue (the General Motors Building), having a GAAP interest rate of 5.53% per annum and maturing in 2017. The table below summarizes our mortgage and mezzanine notes payable, our unsecured senior notes and our Unsecured Line of Credit at December 31, 2014 and December 31, 2013:

	2014	2013
	(Dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable	$4,309,484	$4,449,734
Variable rate mortgage notes payable	—	—
Unsecured senior notes, net of discount	5,287,704	5,835,854
Unsecured exchangeable senior notes, net of discount and adjustment for the equity component allocation	—	744,880
Unsecured Line of Credit	—	—
Mezzanine notes payable	309,796	311,040

Total	$9,906,984	$11,341,508

Percent of total debt:
Fixed rate	100.00%	100.00%
Variable rate	—%	—%

Total	100.00%	100.00%

	2014	2013
	(Dollars in thousands)
GAAP Weighted-average interest rate at end of period:
Fixed rate	4.40%	4.60%
Variable rate	—%	—%

Total	4.40%	4.60%

Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	4.98%	4.93%
Variable rate	—%	—%

Total	4.98%	4.93%

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

As of December 31, 2014 and February 23, 2015, we had no borrowings and letters of credit totaling approximately $16.5 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $983.5 million.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of December 31, 2014 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	5.875%	5.967%	$700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
7 Year Unsecured Senior Notes	3.700%	3.853%	850,000	November 15, 2018
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024

Total principal			5,300,000
Net unamortized discount			(12,296)

Total			$5,287,704

(1)	Yield on issuance date including the effects of discounts on the notes and the amortization of financing costs.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (1) 100% of their principal amount or (2) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (or 20 basis points in the case of the $500 million of notes that mature on September 1, 2023, 25 basis points in the case of the $700 million of notes that mature on February 1, 2024, 40 basis points in the case of the $700 million of notes that mature on October 15, 2019 and 30 basis points in the case of the $700 million and $850 million of notes that mature on November 15, 2020 and May 15, 2021, respectively), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our unsecured senior notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of December 31, 2014, we believe we were in compliance with each of these financial restrictions and requirements.

Mortgage Notes Payable

The following represents the outstanding principal balances due under the mortgage notes payable at December 31, 2014:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount		Maturity Date
	(Dollars in thousands)
767 Fifth Avenue (the General Motors Building)	5.95%	2.44%	$1,300,000	$121,083	$1,421,083	(1)(2)(3)(4)	October 7, 2017
599 Lexington Avenue	5.57%	5.41%	750,000	—	750,000	(4)(5)	March 1, 2017
601 Lexington Avenue	4.75%	4.79%	710,932	—	710,932	(6)	April 10, 2022
John Hancock Tower	5.68%	5.05%	640,500	8,608	649,108	(1)(4)(7)	January 6, 2017
Embarcadero Center Four	6.10%	7.02%	354,680	—	354,680	(8)	December 1, 2016
Fountain Square	5.71%	2.56%	211,250	8,883	220,133	(1)(4)(9)(10)	October 11, 2016
505 9th Street	5.73%	5.87%	118,919	—	118,919	(9)	November 1, 2017
New Dominion Tech Park, Bldg. One	7.69%	7.84%	40,975	—	40,975		January 15, 2021
Kingstowne Two and Retail	5.99%	5.61%	31,227	137	31,364	(1)	January 1, 2016
University Place	6.94%	6.99%	12,290	—	12,290		August 1, 2021

Total			$4,170,773	$138,711	$4,309,484

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required to reflect loans at their fair values upon acquisition or consolidation. All adjustments to reflect loans at their fair value upon acquisition or consolidation are noted above.
(2)	This property is owned by a consolidated joint venture in which we have a 60% interest.
(3)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of December 31, 2014, the maximum funding obligation under the guarantee was approximately $32.0 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.
(4)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(5)	On December 19, 2006, we terminated the forward-starting interest rate swap contracts related to this financing and received approximately $10.9 million, which amount is reducing our GAAP interest expense for this mortgage over the term of the financing, resulting in an effective interest rate of 5.41% per annum for the financing. The stated interest rate is 5.57% per annum.
(6)	This property is owned by a consolidated joint venture in which we have a 55% interest.
(7)	In connection with the mortgage financing we have agreed to guarantee approximately $25.7 million related to our obligation to provide funds for certain tenant re-leasing costs.
(8)	On November 13, 2008, we closed on an eight-year, $375.0 million mortgage loan collateralized by this property. The mortgage loan bears interest at a fixed rate of 6.10% per annum. Under our interest rate hedging program, we are reclassifying into earnings over the eight-year term of the loan as an increase in interest expense approximately $26.4 million (approximately $3.3 million per year) of the amounts recorded on our Consolidated Balance Sheets within Accumulated Other Comprehensive Loss resulting in an effective interest rate of 7.02% per annum.
(9)	This property is owned by a consolidated joint venture in which we have a 50% interest.
(10)	In connection with the mortgage financing we have agreed to guarantee approximately $0.7 million related to its obligation to provide funds for certain tenant re-leasing costs.

Contractual aggregate principal payments of mortgage notes payable at December 31, 2014 are as follows:

Year	Principal Payments
(in thousands)
2015	$26,184
2016	608,879
2017	2,821,750
2018	18,633
2019	19,670
Thereafter	675,657

$4,170,773

Mezzanine Notes Payable

The following represents the outstanding principal balances due under the mezzanine notes payable at December 31, 2014:

Property Debt is Associated With	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount	Maturity Date
			(Dollars in thousands)
767 Fifth Avenue (the General Motors Building)	6.02%	5.53%	$306,000	$3,796	$309,796(1)(2)(3)	October 7, 2017

(1)	GAAP interest rate differs from the stated interest rate due to adjustments required to reflect loans at their fair values upon acquisition or consolidation. All adjustments to reflect loans at their fair value upon acquisition are noted above.
(2)	This property is owned by a consolidated joint venture in which we have a 60% interest.
(3)	The mortgage loan requires interest only payments with a balloon payment due at maturity.

Outside Members’ Notes Payable

In conjunction with the consolidation of 767 Fifth Avenue (the General Motors Building), we recorded loans payable to the joint venture’s partners totaling $450.0 million and related accrued interest payable totaling approximately $175.8 million. The member loans bear interest at a fixed rate of 11.0% per annum and mature on June 9, 2017. We have eliminated in consolidation our member loan totaling $270.0 million and our share of the related accrued interest payable of approximately $133.0 million at December 31, 2014. The remaining notes payable to the outside joint venture partners and related accrued interest payable totaling $180.0 million and approximately $88.6 million as of December 31, 2014 have been reflected as Outside Members’ Notes Payable and within Accrued Interest Payable, respectively, on our Consolidated Balance Sheets. The related interest expense from the Outside Members’ Notes Payable totaling approximately $28.3 million for the year ended December 31, 2014 is fully allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Our primary market risk results from our indebtedness, which bears interest at fixed and variable rates. The fair value of our debt obligations are affected by changes in the market interest rates. We manage our market risk by matching long-term leases with long-term, fixed-rate, non-recourse debt of similar duration. We continue to follow a conservative strategy of generally pre-leasing development projects on a long-term basis to creditworthy tenants in order to achieve the most favorable construction and permanent financing terms. All of our outstanding debt, excluding our unconsolidated joint ventures, has fixed interest rates, which minimizes the interest rate risk through the maturity of such outstanding debt. We also manage our market risk by entering into hedging arrangements with financial institutions. Our primary objectives when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure and to fix a portion of the interest rate for anticipated financing and refinancing transactions. This in turn, reduces the risks that the variability of cash flows imposes on variable rate debt. Our strategy mitigates against future increases in our interest rates.

At December 31, 2014 our weighted-average coupon/stated rate on all of our outstanding debt, all of which had a fixed interest rate, was 4.98% per annum. At December 31, 2014, we had no outstanding variable rate debt. The weighted-average coupon/stated rate for our senior notes was 4.34%.

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

The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership to FFO and FFO, as adjusted, for the years ended December 31, 2014, 2013, 2012, 2011 and 2010:

	Year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$499,129	$841,516	$334,601	$317,152	$191,743
Add:
Preferred distributions	10,500	8,057	—	—	—
Noncontrolling interest—redeemable preferred units	1,023	6,046	3,497	3,339	3,343
Noncontrolling interests in property partnerships	30,561	1,347	3,792	1,558	3,464
Impairment loss from discontinued operations	—	2,852	—	—	—
Less:
Gain on forgiveness of debt from discontinued operations	—	20,736	—	—	—
Gains on sales of real estate from discontinued operations	—	115,459	38,445	—	—
Income from discontinued operations	—	8,022	9,806	10,876	10,121
Gains on sales of real estate	174,686	—	—	—	2,734

Income from continuing operations	366,527	715,601	293,639	311,173	185,695
Add:
Real estate depreciation and amortization(1)	637,954	602,304	534,570	533,568	442,323
Income from discontinued operations	—	8,022	9,806	10,876	10,121
Less:
Gains on sales of real estate included within income from unconsolidated joint ventures(2)	—	54,501	248	46,166	572
Gains on consolidation of joint ventures(3)	—	385,991	—	—	—
Noncontrolling interests in property partnerships’ share of funds from operations	93,864	33,930	5,684	3,412	6,862
Noncontrolling interest—redeemable preferred units(4)	1,023	4,079	3,497	3,339	3,343
Preferred distributions	10,500	8,057	—	—	—

Funds from operations attributable to Boston Properties Limited Partnership	$899,094	$839,369	$828,586	$802,700	$627,362

Weighted average units outstanding—basic	170,453	169,126	167,769	164,486	159,821

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $620,064, $552,589, $437,692, $421,519 and $321,526, our share of unconsolidated joint venture real estate depreciation and amortization of $19,251, $46,214, $90,076, $103,970 and $113,945, and depreciation and amortization from discontinued operations of $0, $4,760, $8,169, $9,442 and $8,622, less corporate related depreciation and amortization of $1,361, $1,259, $1,367, $1,363 and $1,770, respectively, for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.
(2)

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
(3)	The gains on consolidation of joint ventures consisted of (1) 767 Fifth Avenue (The General Motors Building) totaling approximately $359.5 million and (2) our Value-Added Fund’s Mountain View properties totaling approximately $26.5 million during the year ended December 31, 2013.
(4)	Excludes approximately $2.0 million for the year ended December 31, 2013 of income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special distribution that was primarily the result of the sale of a 45% interest in our Times Square Tower property.

Reconciliation to Diluted Funds from Operations:

	For the years ended December 31,
	2014		2013		2012		2011		2010
(Dollars in thousands)
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
Basic Funds from Operations	$899,094	170,453	$839,369	169,126	$828,586	167,769	$802,700	164,486	$627,362	159,821
Effect of Dilutive Securities:
Convertible Preferred Units(1)	760	312	3,150	1,221	3,079	1,345	3,339	1,461	3,343	1,461
Stock based compensation and exchangeable senior notes	—	219	—	320	—	591	—	525	—	618

Diluted Funds from Operations	$899,854	170,984	$842,519	170,667	$831,665	169,705	$806,039	166,472	$630,705	161,900

(1)	Excludes approximately $2.0 million for the year ended December 31, 2013 of income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special distribution that was primarily the result of the sale of a 45% interest in our Times Square Tower property.

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

The following sets forth a reconciliation of NOI to net income attributable to Boston Properties Limited Partnership for the fiscal years 2010 through 2014.

	Years ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Net operating income	$1,507,156	$1,334,441	$1,145,918	$1,090,590	$969,186
Add:
Development and management services income	25,316	29,695	34,060	33,406	41,202
Income from unconsolidated joint ventures	12,769	75,074	49,078	85,896	36,774
Gains on consolidation of joint ventures	—	385,991	—	—	—
Interest and other income	8,765	8,310	10,091	5,358	7,332
Gains (losses) from investments in securities	1,038	2,911	1,389	(443)	935
Gains on sales of real estate	174,686	—	—	—	2,734
Income from discontinued operations	—	8,022	9,806	10,876	10,121
Gains on sales of real estate from discontinued operations	—	115,459	38,445	—	—
Gain on forgiveness of debt from discontinued operations	—	20,736	—	—	—
Less:
General and administrative	98,937	115,329	90,129	87,101	87,459
Transaction costs	3,140	1,744	3,653	1,987	2,876
Impairment loss	—	4,401	—	—	—
Suspension of development	—	—	—	—	(7,200)
Depreciation and amortization	620,064	552,589	437,692	421,519	321,526
Interest expense	455,743	446,880	410,970	391,533	375,403
Losses (gains) from early extinguishments of debt	10,633	(122)	4,453	1,494	89,670
Impairment loss from discontinued operations	—	2,852	—	—	—
Noncontrolling interests in property partnerships	30,561	1,347	3,792	1,558	3,464
Noncontrolling interest—redeemable preferred units	1,023	6,046	3,497	3,339	3,343
Preferred distributions	10,500	8,057	—	—	—

Net income attributable to Boston Properties Limited Partnership common unitholders	$499,129	$841,516	$334,601	$317,152	$191,743

Contractual Obligations

As of December 31, 2014, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	Total	2015	2016	2017	2018	2019	Thereafter
	(Dollars in thousands)
Contractual Obligations:
Long-term debt
Mortgage debt(1)	$5,243,699	$279,078	$856,050	$3,253,650	$53,271	$53,267	$748,383
Unsecured senior notes(1)	6,795,978	227,738	227,738	227,738	1,077,738	896,288	4,138,738
Unsecured line of credit(1)	—	—	—	—	—	—	—
Ground leases(2)	954,587	13,507	13,732	13,963	14,198	14,461	884,726
Tenant obligations(3)(4)	347,636	211,376	70,683	54,211	6,804	1,940	2,622
Construction contracts on development projects(4)	1,252,532	726,670	325,104	134,466	42,069	24,223	—
Other obligations(5)	16,583	3,195	2,081	11,058	81	81	87

Total Contractual Obligations	$14,611,015	$1,461,564	$1,495,388	$3,695,086	$1,194,161	$990,260	$5,774,556

(1)	Amounts include principal and interest payments.
(2)	On January 15, 2015, we entered into a contract for the sale of our Residences on The Avenue property located in Washington, DC. The Residences on The Avenue is subject to a ground lease that expires on February 1, 2068. The sale is subject to the satisfaction of customary closing conditions and there can be no assurance that the sale will be consummated on the terms currently contemplated or at all. If the sale does occur the ground lease obligations for 2015, 2016, 2017, 2018, 2019 and Thereafter will be reduced by $3.1 million, $3.2 million, $3.2 million, $3.3 million, $3.4 million and $273.5 million, respectively.
(3)	Committed tenant-related obligations based on executed leases as of December 31, 2014 (tenant improvements and lease commissions).
(4)	Includes 100% of the obligations for our consolidated joint ventures and only our share for the unconsolidated joint ventures.
(5)	Includes the maximum revenue support obligation that we may be required to pay related to the sale of our Patriots Park properties, see Note 3 to the Consolidated Financial Statements.

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

During 2014, we paid approximately $205.1 million to fund tenant-related obligations, including tenant improvements and leasing commissions, and incurred approximately $426 million of new tenant-related obligations associated with approximately 6.4 million square feet of second generation leases, or approximately $65 per square foot. In addition, we signed leases for approximately 1.3 million square feet at our development properties. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In the aggregate, during 2014, we signed leases for approximately 7.7 million square feet of space and incurred aggregate tenant-related obligations of approximately $553 million, or approximately $72 per square foot.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 25% to 60%. Six of these joint ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At December 31, 2014, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $830.1 million (of which our proportionate share is approximately $351.5 million). The table below summarizes the outstanding debt of these joint venture properties at December 31, 2014. From time to time, we (or the applicable joint venture) have also agreed to guarantee portions of the principal, interest or other amounts in connection with other unconsolidated joint venture borrowings. In addition, we have agreed to customary construction completion guarantees for construction loans, environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount		Maturity Date
	(Dollars in thousands)
540 Madison Avenue	60%	1.66%	1.83%	$120,000	(2)(3)	June 5, 2018
Metropolitan Square	51%	5.75%	5.81%	171,375		May 5, 2020
Market Square North	50%	4.85%	4.91%	127,692		October 1, 2020
Annapolis Junction Building One	50%	1.90%	2.06%	40,713	(4)	March 31, 2018
Annapolis Junction Building Six	50%	2.41%	2.55%	13,809	(2)(5)	November 17, 2015
Annapolis Junction Building Seven	50%	1.81%	2.37%	14,128	(2)(6)	April 4, 2016
Annapolis Junction Building Eight	50%	1.66%	2.09%	12,358	(2)(7)	June 23, 2017
500 North Capitol Street	30%	4.15%	4.19%	105,000	(2)	June 6, 2023
901 New York Avenue	25%	3.61%	3.68%	225,000		January 5, 2025

Total				$830,075

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges.
(2)	The loan requires interest only payments with a balloon payment due at maturity.
(3)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.50% per annum.
(4)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on March 31, 2018 with one, three-year extension option, subject to certain conditions.
(5)	Construction financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum.
(6)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on April 4, 2016 with two, one-year extension option, subject to certain conditions.
(7)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.50% per annum and matures on June 23,2017 with two, one-year extension option, subject to certain conditions.

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

Out of Period Adjustment, Revisions and Adoption of New Accounting Pronouncements

Out of Period Adjustment

During the year ended December 31, 2014, we recorded an allocation of net income to the noncontrolling interest holder in our Fountain Square consolidated joint venture totaling approximately $1.9 million related to the cumulative non-cash adjustment to the accretion of the changes in the redemption value of the noncontrolling interest. This resulted in the overstatement of Noncontrolling Interests in Property Partnerships by approximately $1.9 million during the year ended December 31, 2014 and an understatement of Noncontrolling Interests in Property Partnerships in the aggregate amount of approximately $1.9 million in periods prior to 2014. Because this adjustment was not material to the prior periods’ consolidated financial statements and the impact of recording the adjustment in 2014 was not material to our consolidated financial statements, we recorded the related adjustment during the year ended December 31, 2014. The out of period adjustment was identified and recorded during the second quarter of 2014.

Revisions

During the fourth quarter of 2014, we revised the presentation of certain investments in unconsolidated joint ventures with deficit balances to reflect the deficit balances within Other Liabilities on our Consolidated Balance Sheets instead of within Investments in Unconsolidated Joint Ventures. The revision resulted in an aggregate of approximately $14.0 million at December 31, 2013 being presented within Other Liabilities on our Consolidated Balance Sheets, which revision was not material to the period.

During the fourth quarter of 2014, we revised the presentation of income allocated to the Series B Preferred Units to properly reflect the income allocation within Preferred Distributions on our Consolidated Statements of Operations instead of within Noncontrolling Interest—Redeemable Preferred Units. The revision resulted in approximately $8.1 million for the year ended December 31, 2013 being presented within Preferred Distributions on our Consolidated Statements of Operations, which revision was not material to the period. There were no Series B Preferred Units outstanding during the year ended December 31, 2012.

Recent Accounting Pronouncements

On April 10, 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted, and the Company early adopted ASU 2014-08 during the first quarter of 2014. Our adoption of ASU 2014-08 resulted in the operating results and gains on sales of real estate from operating properties sold during the year ended December 31, 2014 not being reflected within Discontinued Operations in our Consolidated Statements of Operations (See Note 3 to the Consolidated Financial Statements).

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

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC Topic No. 718, “Compensation—Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We do not expect the adoption of ASU 2014-12 to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter with early adoption permitted. We do not expect the adoption of ASU 2014-15 to have a material impact on our consolidated financial statements.

In November 2014, the FASB issued ASU 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (“ASU 2014-16”). ASU 2014-16 clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features—including the embedded derivative feature being evaluated for bifurcation—in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. ASU 2014-16 is effective for fiscal years and interim periods beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of ASU 2014-16 to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. We are currently assessing the potential impact that the adoption of ASU 2015-02 will have on our consolidated financial statements.

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

Item 7A—Quantitative and Qualitative Disclosures about Market Risk.

As of December 31, 2014, approximately $9.9 billion of our consolidated borrowings bore interest at fixed rates and none of our consolidated borrowings bore interest at variable rates. The fair value of these instruments is affected by changes in market interest rates. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, refer to Note 5 to the Consolidated Financial Statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2015	2016	2017	2018	2019	2020+	Total	Estimated Fair Value
	(Dollars in thousands) Mortgage debt
Fixed Rate	$80,071	$659,511	$2,855,942	$18,633	$19,670	$675,657	$4,309,484	$4,449,541
GAAP Average Interest Rate	5.87%	5.32%	3.92%	5.52%	5.53%	4.93%	4.30%
Variable Rate	—	—	—	—	—	—	—	—

	Mezzanine debt
Fixed Rate	$1,314	$1,389	$307,093	$—	$—	$—	$309,796	$306,156
GAAP Average Interest Rate	—	—	5.53%	—	—	—	5.53%
Variable Rate	—	—	—	—	—	—	—	—

	Unsecured debt
Fixed Rate	$(1,644)	$(1,681)	$(1,749)	$848,226	$698,447	$3,746,105	$5,287,704	$5,645,819
GAAP Average Interest Rate	—	—	—	3.85%	5.97%	4.26%	4.42%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$79,741	$659,219	$3,161,286	$866,859	$718,117	$4,421,762	$9,906,984	$10,401,516

At December 31, 2014, the weighted-average coupon/stated rates on all of our outstanding debt, all of which had a fixed interest rate, was 4.98% per annum. At December 31, 2014 we had no outstanding variable rate debt. The weighted-average coupon/stated rates for our unsecured debt was 4.34% per annum.

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

As of the end of the Company’s 2014 fiscal year, management conducted assessments of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these assessments, management has determined that the Company’s internal control over financial reporting as of December 31, 2014 was effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 117, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

Report of Independent Registered Public Accounting Firm

To the Partners of

Boston Properties Limited Partnership:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Properties Limited Partnership and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for discontinued operations in 2014.

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

/s/ PricewaterhouseCoopers LLP

Boston, MA

March 2, 2015

ITEM	1—Financial Statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(in thousands, except for unit amounts)

	December 31, 2014	December 31, 2013
ASSETS
Real estate, at cost	$18,814,558	$18,548,441
Less: accumulated depreciation	(3,476,321)	(3,096,910)

Total real estate	15,338,237	15,451,531
Cash and cash equivalents	1,763,079	2,365,137
Cash held in escrows	487,321	57,201
Investments in securities	19,459	16,641
Tenant and other receivables (net of allowance for doubtful accounts of $1,142 and $1,636, respectively)	46,595	59,464
Accrued rental income (net of allowance of $1,499 and $3,636, respectively)	691,999	651,603
Deferred charges, net	831,744	884,450
Prepaid expenses and other assets	164,432	184,477
Investments in unconsolidated joint ventures	193,394	140,097

Total assets	$19,536,260	$19,810,601

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$4,309,484	$4,449,734
Unsecured senior notes (net of discount of $12,296 and $14,146, respectively)	5,287,704	5,835,854
Unsecured exchangeable senior notes (net of discount of $0 and $182, respectively)	—	744,880
Unsecured line of credit	—	—
Mezzanine notes payable	309,796	311,040
Outside members’ notes payable	180,000	180,000
Accounts payable and accrued expenses	243,263	202,470
Distributions payable	882,472	497,242
Accrued interest payable	163,532	167,523
Other liabilities	502,255	592,982

Total liabilities	11,878,506	12,981,725

Commitments and contingencies	—	—

Noncontrolling interests:
Redeemable interest in property partnership	104,692	99,609

Redeemable partnership units—0 and 666,116 series two preferred units outstanding (0 and 874,168 common units at redemption value, if converted) at December 31, 2014 and December 31, 2013, respectively	—	87,740

Redeemable partnership units—12,667 and 360,126 series four preferred units outstanding at redemption value at December 31, 2014 and December 31, 2013, respectively	633	18,006

Redeemable partnership units—16,453,670 and 15,583,370 common units and 1,496,799 and 1,455,761 long term incentive units outstanding at redemption value at December 31, 2014 and December 31, 2013, respectively	2,310,046	1,710,218

Capital:
5.25% Series B cumulative redeemable preferred units, liquidation preference $2,500 per unit, 80,000 units issued and outstanding at December 31, 2014 and December 31, 2013, respectively	193,623	193,623
Boston Properties Limited Partnership partners’ capital—1,710,644 and 1,700,222 general partner units and 151,403,301 and 151,282,879 limited partner units outstanding at December 31, 2014 and December 31, 2013, respectively	3,446,293	3,993,548
Noncontrolling interests in property partnerships	1,602,467	726,132

Total capital	5,242,383	4,913,303

Total liabilities and capital	$19,536,260	$19,810,601

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2014	2013	2012
	(in thousands, except for per unit amounts)
Revenue
Rental
Base rent	$1,886,339	$1,675,412	$1,457,834
Recoveries from tenants	339,365	292,944	228,170
Parking and other	102,593	97,158	89,207

Total rental revenue	2,328,297	2,065,514	1,775,211
Hotel revenue	43,385	40,330	37,915
Development and management services	25,316	29,695	34,060

Total revenue	2,396,998	2,135,539	1,847,186

Expenses
Operating
Rental	835,290	742,956	639,088
Hotel	29,236	28,447	28,120
General and administrative	98,937	115,329	90,129
Transaction costs	3,140	1,744	3,653
Impairment loss	—	4,401	—
Depreciation and amortization	620,064	552,589	437,692

Total expenses	1,586,667	1,445,466	1,198,682

Operating income	810,331	690,073	648,504
Other income (expense)
Income from unconsolidated joint ventures	12,769	75,074	49,078
Gains on consolidation of joint ventures	—	385,991	—
Interest and other income	8,765	8,310	10,091
Gains from investments in securities	1,038	2,911	1,389
Interest expense	(455,743)	(446,880)	(410,970)
(Losses) gains from early extinguishments of debt	(10,633)	122	(4,453)

Income from continuing operations	366,527	715,601	293,639
Discontinued operations
Income from discontinued operations	—	8,022	9,806
Gains on sales of real estate from discontinued operations	—	115,459	38,445
Gain on forgiveness of debt from discontinued operations	—	20,736	—
Impairment loss from discontinued operations	—	(2,852)	—

Income before gains on sales of real estate	366,527	856,966	341,890
Gains on sales of real estate	174,686	—	—

Net income	541,213	856,966	341,890
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(30,561)	(1,347)	(3,792)
Noncontrolling interest—redeemable preferred units	(1,023)	(6,046)	(3,497)

Net income attributable to Boston Properties Limited Partnership	509,629	849,573	334,601
Preferred distributions	(10,500)	(8,057)	—

Net income attributable to Boston Properties Limited Partnership common unitholders	$499,129	$841,516	$334,601

Basic earnings per common unit attributable to Boston Properties Limited Partnership
Income from continuing operations	$2.93	$4.14	$1.70
Discontinued operations	—	0.83	0.29

Net income	$2.93	$4.97	$1.99

Weighted average number of common units outstanding	170,453	169,126	167,769

Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Income from continuing operations	$2.92	$4.14	$1.70
Discontinued operations	—	0.83	0.29

Net income	$2.92	$4.97	$1.99

Weighted average number of common and common equivalent units outstanding	170,672	169,446	168,360

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

	For the year ended December 31,
	2014	2013	2012
	(in thousands)
Net income	$541,213	$856,966	$341,890
Other comprehensive income:
Amortization of interest rate contracts(1)	2,508	2,513	2,594

Other comprehensive income	2,508	2,513	2,594

Comprehensive income	543,721	859,479	344,484
Comprehensive income attributable to noncontrolling interests	(31,584)	(7,393)	(7,289)

Comprehensive income attributable to Boston Properties Limited Partnership	$512,137	$852,086	$337,195

(1)	Amounts reclassified from comprehensive income primarily to interest expense within the Company’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

(in thousands)

Total Partners’ Capital
Balance at December 31, 2011	$3,124,688
Contributions	248,863
Net income allocable to general and limited partner units	299,401
Distributions	(346,555)
Accumulated other comprehensive loss	2,321
Unearned compensation	4,364
Conversion of redeemable partnership units	34,621
Adjustment to reflect redeemable partnership units at redemption value	(37,098)

Balance at December 31, 2012	3,330,605
Contributions	626,568
Net income allocable to general and limited partner units	765,337
Distributions	(748,378)
Accumulated other comprehensive loss	2,261
Unearned compensation	5,002
Conversion of redeemable partnership units	30,291
Adjustment to reflect redeemable partnership units at redemption value	175,485

Balance at December 31, 2013	4,187,171
Contributions	652,692
Net income allocable to general and limited partner units	458,767
Distributions	(1,097,523)
Accumulated other comprehensive loss	2,252
Unearned compensation	3,298
Conversion of redeemable partnership units	2,700
Adjustment to reflect redeemable partnership units at redemption value	(569,441)

Balance at December 31, 2014	$3,639,916

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$541,213	$856,966	$341,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	620,064	557,349	445,861
Non-cash compensation expense	28,099	45,155	29,679
Impairment loss	—	4,401	—
Income from unconsolidated joint ventures	(12,769)	(75,074)	(49,078)
Gains on consolidation of joint ventures	—	(385,991)	—
Distributions of net cash flow from operations of unconsolidated joint ventures	7,372	32,600	47,002
Gains from investments in securities	(1,038)	(2,911)	(1,389)
Non-cash portion of interest expense	(39,343)	2,649	43,131
Settlement of accreted debt discount on repurchases/repayments of unsecured senior notes and unsecured exchangeable senior notes	(94,963)	(56,532)	(69,499)
Losses (gains) from early extinguishments of debt	—	(264)	(1,000)
Gains on sales of real estate	(174,686)	—	—
Gains on sales of real estate from discontinued operations	—	(115,459)	(38,445)
Gain on forgiveness of debt from discontinued operations	—	(20,736)	—
Impairment loss from discontinued operations	—	2,852	—
Change in assets and liabilities:
Cash held in escrows	3,433	315	10,272
Tenant and other receivables, net	12,869	(443)	23,155
Accrued rental income, net	(57,899)	(59,972)	(77,363)
Prepaid expenses and other assets	20,238	12,966	6,990
Accounts payable and accrued expenses	3,903	13,108	3,854
Accrued interest payable	(3,991)	21,302	3,356
Other liabilities	(57,873)	2,073	1,354
Tenant leasing costs	(99,076)	(56,428)	(76,821)

Total adjustments	154,340	(79,040)	301,059

Net cash provided by operating activities	695,553	777,926	642,949

Cash flows from investing activities:
Acquisitions of real estate	(4,670)	(522,900)	(788,052)
Construction in progress	(405,942)	(396,835)	(356,397)
Building and other capital improvements	(82,479)	(73,821)	(49,943)
Tenant improvements	(106,003)	(105,425)	(139,662)
Proceeds from sales of real estate	419,864	250,078	61,963
Proceeds from sales of real estate and sales of interests in property partnerships placed in escrow	(1,912,347)	—	—
Proceeds from sales of real estate and sales of interests in property partnerships released from escrow	1,478,794	—	—
Cash recorded upon consolidation	—	79,468	—
Issuance of notes receivable, net	—	12,491	(2,049)
Capital contributions to unconsolidated joint ventures	(52,052)	—	(6,214)
Capital distributions from unconsolidated joint ventures	1,491	225,862	3,557
Investments in securities, net	(1,780)	(1,558)	(1,235)

Net cash used in investing activities	(665,124)	(532,640)	(1,278,032)

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2014	2013	2012
	(in thousands)
Cash flows from financing activities:
Repayments of mortgage notes payable	(87,758)	(80,311)	(253,877)
Proceeds from unsecured senior notes	—	1,194,753	997,790
Redemption/repurchase of unsecured senior notes	(548,016)	—	(224,261)
Redemption/repurchase of unsecured exchangeable senior notes	(654,521)	(393,468)	(507,434)
Proceeds from real estate financing transaction	14,523	—	—
Payments on real estate financing transaction	(234)	—	—
Deferred financing costs	(31)	(15,195)	(8,468)
Net proceeds from preferred units issuance	—	193,623	—
Net proceeds from ATM stock issuances	—	—	247,027
Net proceeds from equity transactions	1,923	(334)	226
Redemption of preferred units	(17,373)	(43,070)	(18,329)
Distributions	(840,264)	(451,118)	(372,899)
Sales of interests in property partnerships and contributions from noncontrolling interests in property partnerships	1,536,382	682,617	—
Distributions to noncontrolling interests in property partnerships	(37,118)	(9,624)	(5,922)

Net cash provided by (used in) financing activities	(632,487)	1,077,873	(146,147)

Net increase (decrease) in cash and cash equivalents	(602,058)	1,323,159	(781,230)
Cash and cash equivalents, beginning of year	2,365,137	1,041,978	1,823,208

Cash and cash equivalents, end of year	$1,763,079	$2,365,137	$1,041,978

Supplemental disclosures:
Cash paid for interest	$646,516	$547,973	$480,866

Interest capitalized	$52,476	$68,152	$44,278

Non-cash investing and financing activities:
Change in real estate included in accounts payable and accrued expenses	$(1,431)	$(19,824)	$14,059

Real estate and related intangibles recorded upon consolidation	$—	$3,356,000	$—

Debt recorded upon consolidation	$—	$2,056,000	$—

Working capital recorded upon consolidation	$—	$177,315	$—

Noncontrolling interests recorded upon consolidation	$—	$480,861	$—

Investment in unconsolidated joint venture eliminated upon consolidation	$—	$361,808	$—

Mortgage note payable extinguished through foreclosure	$—	$25,000	$—

Real estate transferred upon foreclosure	$—	$7,508	$—

Land improvements contributed by noncontrolling interest in property partnership	$—	$4,546	$—

Mortgage note payable assumed in connection with the acquisition of real estate	$—	$—	$211,250

Redeemable noncontrolling interest in property partnership	$—	$—	$98,787

Preferred units issued in connection with the acquisition of real estate	$—	$—	$79,405

Distributions declared but not paid	$882,472	$497,242	$110,488

Issuance of common stock in connection with the exchange of exchangeable senior notes	$—	$43,834	$—

Conversions of redeemable partnership units to partners’ capital	$2,700	$30,291	$34,621

Conversion of redeemable preferred units to common units	$33,306	$16,494	$5,852

Issuance of restricted securities to employees and directors	$27,445	$30,077	$26,198

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Boston Properties Limited Partnership (the “Company”), a Delaware limited partnership, is the entity through which Boston Properties, Inc., a self-administered and self-managed real estate investment trust (“REIT”), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Boston Properties, Inc. is the sole general partner of the Company and at December 31, 2014 owned an approximate 89.5% (89.5% at December 31, 2013) general and limited partnership interest in the Company. Partnership interests in the Company are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). In addition, in February 2011 and February 2012, the Company issued LTIP Units in connection with the granting to employees of outperformance awards (also referred to as “2011 OPP Units” and “2012 OPP Units,” respectively, and collectively as “OPP Units”) (See Note 20). On January 31, 2014, the measurement period for the Company’s 2011 OPP Unit awards expired and the Company’s total return to shareholders (“TRS”) was not sufficient for employees to earn and therefore become eligible to vest in any of the 2011 OPP Unit awards. Accordingly, all 2011 OPP Unit awards were automatically forfeited (See Notes 11 and 17). In February 2013 and February 2014, the Company issued LTIP Units in connection with the granting to employees of multi-year, long-term incentive program (“MYLTIP”) awards (also referred to as “2013 MYLTIP Units” and “2014 MYLTIP Units,” respectively, and collectively as “MYLTIP Units”). Because the rights, preferences and privileges of OPP Units and MYLTIP Units differ from other LTIP Units granted to employees as part of the annual compensation process, unless specifically noted otherwise, all references to LTIP Units exclude OPP Units and MYLTIP Units (See Notes 11 and 17).

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

At December 31, 2014, there were two series of Preferred Units outstanding (i.e., Series Four Preferred Units and Series B Preferred Units).

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

Properties

At December 31, 2014, the Company owned or had interests in a portfolio of 169 commercial real estate properties (the “Properties”) aggregating approximately 45.8 million net rentable square feet, including ten properties under construction totaling approximately 3.3 million net rentable square feet. In addition, the Company has structured parking for approximately 43,824 vehicles containing approximately 15.0 million square feet. At December 31, 2014, the Properties consist of:

•	160 office properties, including 129 Class A office properties (including nine properties under construction) and 31 Office/Technical properties;

•	one hotel;

•	five retail properties (including one property under construction); and

•	three residential properties.

The Company owns or controls undeveloped land parcels totaling approximately 490.8 acres.

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

Basis of Presentation

Boston Properties, Inc. does not have any other significant assets, liabilities or operations, other than its investment in the Company, nor does it have employees of its own. The Company, not Boston Properties, Inc., generally executes all significant business relationships other than transactions involving securities of Boston Properties, Inc. All majority-owned subsidiaries and joint ventures over which the Company has financial and operating control and variable interest entities (“VIEs”) in which the Company has determined it is the primary beneficiary are included in the consolidated financial statements. At December 31, 2014 and 2013, the Company did not have any VIEs. All significant intercompany balances and transactions have been eliminated in consolidation. The Company accounts for all other unconsolidated joint ventures using the equity method of accounting. Accordingly, the Company’s share of the earnings of these joint ventures and companies is included in consolidated net income.

2.    Summary of Significant Accounting Policies

Real Estate

Upon acquisitions of real estate that constitutes a business, which includes the consolidation of previously unconsolidated joint ventures, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-” and “below-market” leases, leasing and assumed financing origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities, including land and buildings as if vacant. The Company assesses and considers fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.

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

Management reviews its long-lived assets for impairment following the end of each quarter and when there is an event or change in circumstances that indicates an impairment in value. An impairment loss is recognized if the carrying amount of its assets is not recoverable and exceeds its fair value. If such criteria are present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value, less cost to sell.

Guidance in Accounting Standards Codification (“ASC”) 360 “Property Plant and Equipment” (“ASC 360”) requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and the Company will not have significant continuing involvement following the sale. The components of the property’s net income that are reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). The Company generally considers assets to be “held for sale” when the transaction has been approved by Boston Properties, Inc.’s Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that a sale of the property within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets, and the asset is written down to the lower of carrying value or fair market value, less cost to sell. On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted, and the Company early adopted ASU 2014-08 during the first quarter of 2014. The Company’s adoption of ASU 2014-08 resulted in the operating results and gains on sales of real estate from operating properties sold during the year ended December 31, 2014 not being reflected within Discontinued Operations in the Company’s Consolidated Statements of Operations (See Note 3).

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

The capitalized costs include pre-construction costs necessary to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company begins the capitalization of costs during the pre-construction period which it defines as activities that are necessary to the development of the property. The Company considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed, (2) occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction or (3) if activities necessary for the development of the property have been suspended. Interest costs capitalized for the years ended December 31, 2014, 2013 and 2012 were $52.5 million, $68.2 million and $44.3 million, respectively. Salaries and related costs capitalized for the years ended December 31, 2014, 2013 and 2012 were $8.5 million, $7.7 million and $7.1 million, respectively.

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

Cash Held in Escrows

Escrows include amounts established pursuant to various agreements for security deposits, property taxes, insurance and other costs. Escrows also include cash held by qualified intermediaries for possible investments in a like-kind exchanges in accordance with Section 1031 of the Internal Revenue Code in connection with sales of the Company’s properties.

Investments in Securities

The Company accounts for investments in trading securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The designation of trading securities is generally determined at acquisition. The Company maintains a deferred compensation plan that is designed to allow officers of the Company to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these deferrals. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2014 and 2013, the Company had maintained approximately $19.5 million and $16.6 million, respectively, in a separate account, which is not restricted as to its use. The Company recognized gains of approximately $1.0 million, $2.9 million and $1.4 million on its investments in the account associated with the Company’s deferred compensation plan during the years ended December 31, 2014, 2013 and 2012, respectively.

Tenant and Other Receivables

Tenant and other accounts receivable, other than accrued rents receivable, are expected to be collected within one year.

Deferred Charges

Deferred charges include leasing costs and financing fees. Leasing costs include an allocation for acquired intangible in-place lease values and direct and incremental fees and costs incurred in the successful negotiation of leases, including brokerage, legal, internal leasing employee salaries and other costs which have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Internal leasing salaries and related costs capitalized for the years ended December 31, 2014, 2013 and 2012 were $6.0 million, $5.1 million and $5.6 million, respectively. External fees and costs incurred to obtain long-term financing have been deferred and are being amortized over the terms of the respective loans and are included within interest expense. Unamortized financing and leasing costs are charged to expense upon the early repayment or significant modification of the financing or upon the early termination of the lease, respectively. Fully amortized deferred charges are removed from the books upon the expiration of the lease or maturity of the debt.

Investments in Unconsolidated Joint Ventures

The Company consolidates variable interest entities (“VIEs”) in which it is considered to be the primary beneficiary. VIEs are entities in which the equity investors do not have sufficient equity at risk to finance their endeavors without additional financial support or that the holders of the equity investment at risk do not have a controlling financial interest. The primary beneficiary is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the variable interest entity’s performance, and (2) the obligation to absorb losses and right to receive the returns from the variable interest entity that would be significant to the variable interest entity. For ventures that are not VIEs the Company consolidates entities for which it has significant decision making control over the ventures’ operations. The Company’s judgment with respect to its level of influence or control of an entity involves the consideration of various factors including the form of the Company’s ownership interest, its representation in the entity’s governance, the size of its investment (including loans), estimates of future cash flows, its ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace the Company as manager and/or liquidate the venture, if applicable. The Company’s assessment of its influence or control over an entity affects the presentation of these investments in the Company’s consolidated financial statements. In addition to evaluating control rights, the Company consolidates entities in which the outside partner has no substantive kick-out rights to remove the Company as the managing member.

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

Revenue Recognition

In general, the Company commences rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. Contractual rental revenue is reported on a straight-line basis over the terms of the respective leases. The impact of the straight-line rent adjustment increased revenue by approximately $63.1 million, $65.8 million and $77.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, as the revenue recorded exceeded amounts billed. Accrued rental income, as reported on the Consolidated Balance Sheets, represents cumulative rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements. The Company maintains an allowance against accrued rental income for future potential tenant credit losses. The credit assessment is based on the estimated accrued rental income that is recoverable over the term of the lease. The Company also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or geographic specific credit considerations. If the Company’s estimates of collectability differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The credit risk is mitigated by the high quality of the Company’s existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of the Company’s portfolio to identify potential problem tenants.

In accordance with ASC 805, the Company recognizes rental revenue of acquired in-place “above-” and “below-market” leases at their fair values over the original term of the respective leases. The impact of the acquired in-place “above-” and “below-market” leases increased revenue by approximately $48.3 million, $28.0 million and $14.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. The following table summarizes the scheduled amortization of the Company’s acquired “above-” and “below-market” lease intangibles for each of the five succeeding years (in thousands). Accrued rental income as reported on the Consolidated Balance Sheets represents rental income recognized in excess of rent payments actually received pursuant to the terms of the individual lease agreements.

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2015	$22,671	$57,019
2016	20,491	51,460
2017	12,277	35,896
2018	8,637	33,215
2019	7,106	27,615

Recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs, are recognized as revenue in the period during which the expenses are incurred. Tenant reimbursements are recognized and presented in accordance with guidance in ASC 605-45 “Principal Agent Considerations” (“ASC 605-45”). ASC 605-45 requires that these reimbursements be recorded on a gross basis, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and has credit risk. The Company also receives reimbursement of payroll and payroll related costs from third parties which the Company reflects on a net basis.

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

The Company receives management and development fees from third parties. Property management fees are recorded and earned based on a percentage of collected rents at the properties under management, and not on a straight-line basis, because such fees are contingent upon the collection of rents. The Company records development fees as earned depending on the risk associated with each project. Profit on development fees earned from joint venture projects is recognized as revenue to the extent of the third party partners’ ownership interest.

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

Depreciation and Amortization

The Company computes depreciation and amortization on its properties using the straight-line method based on estimated useful asset lives. The Company allocates the acquisition costs of real estate to its components and depreciate or amortize these assets over their useful lives. The amortization of acquired “above-” and “below-market” leases and acquired in-place leases is recorded as an adjustment to revenue and depreciation and amortization, respectively, in the Consolidated Statements of Operations.

Ground Leases

The Company has non-cancelable ground lease obligations with various initial term expiration dates through 2068 (See Note 20). The Company recognizes ground rent expense on a straight-line basis over the terms of the respective ground lease agreements. The future contractual minimum lease payments to be made by the Company as of December 31, 2014, under non-cancelable ground leases which expire on various dates through 2068, are as follows:

Years Ending December 31,	(in thousands)
2015	$13,507
2016	13,732
2017	13,963
2018	14,198
2019	14,461
Thereafter	884,726

Earnings Per Common Unit

Basic earnings per common unit is computed by dividing net income available to common unitholders, as adjusted for undistributed earnings (if any) of certain securities issued by the Company, by the weighted average number of common units outstanding during the year. Diluted earnings per common unit reflects the potential dilution that could occur from units issuable in connection with awards under Boston Properties, Inc.’s stock-based compensation plans, including upon the exercise of stock options, and conversion of preferred units of the Company.

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

Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate. The following table presents the aggregate carrying value of the Company’s indebtedness and the Company’s corresponding estimate of fair value as of December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount		Estimated Fair Value
Mortgage notes payable	$4,309,484	$4,449,541	$4,449,734		$4,545,283
Mezzanine notes payable	309,796	306,156	311,040		311,064
Unsecured senior notes	5,287,704	5,645,819	5,835,854		6,050,517
Unsecured exchangeable senior notes	—	—	744,880	(1)	750,266

Total	$9,906,984	$10,401,516	$11,341,508		$11,657,130

(1)	Includes the net adjustment for the equity component allocation totaling approximately $2.4 million at December 31, 2013.

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

Income Taxes

The partners are required to report their respective share of the Company’s taxable income or loss on their respective tax returns and are liable for any related taxes thereon. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to the Company’s consolidated taxable REIT subsidiaries. The Company’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items. The Company has no uncertain tax positions recognized as of December 31, 2014 and 2013.

The Company owns a hotel property which is managed through a taxable REIT subsidiary. The hotel taxable REIT subsidiary, a wholly owned subsidiary of the Company, is the lessee pursuant to the lease for the hotel property. As lessor, the Company is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of the existing management agreement. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, the Company has recorded a tax provision in the Company’s Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012.

The net difference between the tax basis and the reported amounts of the Company’s assets and liabilities is approximately $1.4 billion and $0.9 billion as of December 31, 2014 and 2013, respectively, which is primarily related to the difference in basis of contributed property and accrued rental income.

Certain entities included in the Company’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.

The following table reconciles GAAP net income attributable to Boston Properties Limited Partnership to taxable income:

	For the year ended December 31,
	2014	2013	2012
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$509,629	$849,573	$334,601
Straight-line rent adjustments	(102,319)	(82,904)	(89,982)
Book/Tax differences from depreciation and amortization	253,590	174,384	106,862
Book/Tax differences from interest expense	(48,128)	(8,811)	31,003
Book/Tax differences on gains/losses from capital transactions	1,065,518	(138,300)	(24,958)
Book/Tax differences from stock-based compensation	36,232	46,935	22,035
Tangible Property Regulations(1)	(493,731)	—	—
Other book/tax differences, net	(11,403)	8,589	11,001

Taxable income	$1,209,388	$849,466	$390,562

(1)	In September 2013, the Internal Revenue Service released final Regulations governing when taxpayers like the Company must capitalize and depreciate costs for acquiring, maintaining, repairing and replacing tangible property and when taxpayers can deduct such costs. These final Regulations are effective for tax years beginning on or after January 1, 2014. These Regulations permitted the Company to deduct certain types of expenditures that were previously required to be capitalized. The Regulations also allowed the Company to make a one-time election to immediately deduct certain amounts that were capitalized in previous years that are not required to be capitalized under the new Regulations. The one-time deduction included above totaled approximately $430.1 million.

Stock-Based Employee Compensation Plans

At December 31, 2014, Boston Properties, Inc. has a stock-based employee compensation plan. Effective January 1, 2005, the Company adopted early ASC 718 “Compensation—Stock Compensation” (“ASC 718”), which revised the fair value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified previous guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.

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

Out-of-Period Adjustment

During the year ended December 31, 2014, the Company recorded an allocation of net income to the noncontrolling interest holder in its Fountain Square consolidated joint venture totaling approximately $1.9 million related to the cumulative non-cash adjustment to the accretion of the changes in the redemption value of the noncontrolling interest. This resulted in the overstatement of Noncontrolling Interests in Property Partnerships by approximately $1.9 million during the year ended December 31, 2014 and an understatement of Noncontrolling Interests in Property Partnerships in the aggregate amount of approximately $1.9 million in periods prior to 2014. Because this adjustment was not material to the prior periods’ consolidated financial statements and the impact of recording the adjustment in 2014 was not material to the Company’s consolidated financial statements, the Company recorded the related adjustment during the year ended December 31, 2014. The out of period adjustment was identified and recorded during the second quarter of 2014.

Revisions

The Company revised the presentation of certain investments in unconsolidated joint ventures with deficit balances to reflect the deficit balances within Other Liabilities on the Company’s Consolidated Balance Sheets instead of within Investments in Unconsolidated Joint Ventures. The revision resulted in an aggregate of approximately $14.0 million at December 31, 2013 being presented within Other Liabilities on the Company’s Consolidated Balance Sheets, which revision was not material to the period.

The Company revised the presentation of income allocated to the Series B Preferred Units to properly reflect the income allocation within Preferred Distributions on the Company’s Consolidated Statements of Operations instead of within Noncontrolling Interest—Redeemable Preferred Units. The revision resulted in approximately $8.1 million for the year ended December 31, 2013 being presented within Preferred Distributions on the Company’s Consolidated Statements of Operations, which revision was not material to the period. There were no Series B Preferred Units outstanding during the year ended December 31, 2012.

Recent Accounting Pronouncements

On April 10, 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted, and the Company early adopted ASU 2014-08 during the first quarter of 2014. The Company’s adoption of ASU 2014-08 resulted in the operating results and gains on sales of real estate from operating properties sold during the year ended December 31, 2014 not being reflected within Discontinued Operations in the Company’s Consolidated Statements of Operations (See Note 3).

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying ASU 2014-09, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB’s Accounting Standards Codification (“ASC”). ASU 2014-09 is effective for annual reporting periods (including interim periods within that reporting period) beginning after December 15, 2016 and shall be applied using either a full retrospective or modified retrospective approach. Early adoption is not permitted. The Company is currently assessing the potential impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC Topic No. 718, “Compensation—Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company does not expect the adoption of ASU 2014-12 to have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter with early adoption permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements.

In November 2014, the FASB issued ASU 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (“ASU 2014-16”). ASU 2014-16 clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features—including the embedded derivative feature being evaluated for bifurcation—in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. ASU 2014-16 is effective for fiscal years and interim periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-16 to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. The Company is currently assessing the potential impact that the adoption of ASU 2015-02 will have on its consolidated financial statements.

3.    Real Estate

Real estate consisted of the following at December 31 (in thousands):

	2014	2013
Land	$4,680,181	$4,342,951
Land held for future development	268,114	297,376
Buildings and improvements	11,349,851	10,742,370
Tenant improvements	1,752,115	1,617,401
Furniture, fixtures and equipment	27,986	25,164
Construction in progress	736,311	1,523,179

Total	18,814,558	18,548,441
Less: Accumulated depreciation	(3,476,321)	(3,096,910)

	$15,338,237	$15,451,531

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

On April 3, 2014, the Company commenced construction of its 690 Folsom Street development project totaling approximately 25,000 net rentable square feet of office and retail space located in San Francisco, California. This project was partially placed in-service on December 2, 2014.

On April 10, 2014, a consolidated joint venture in which the Company has a 95% interest signed a lease with salesforce.com for 714,000 square feet at the new Salesforce Tower, the 1.4 million square foot, 61-story Class A office development project currently under construction at 415 Mission Street in the South Financial District of San Francisco, California. In conjunction with the lease signing, the Company has commenced construction of the building.

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

Dispositions

On July 29, 2014, the Company completed the sale of its Mountain View Technology Park properties and Mountain View Research Park Building Sixteen property located in Mountain View, California for an aggregate sale price of approximately $92.1 million. Net cash proceeds totaled approximately $90.6 million, resulting in a gain on sale of real estate totaling approximately $35.9 million. Mountain View Technology Park is a seven-building complex of Office/Technical properties aggregating approximately 135,000 net rentable square feet. Mountain View Research Park Building Sixteen is an Office/Technical property with approximately 63,000 net rentable square feet.

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

On October 2, 2014, the Company completed the sale of its Patriots Park properties located in Reston, Virginia for a gross sale price of $321.0 million. Patriots Park consists of three Class A office properties aggregating approximately 706,000 net rentable square feet. Net cash proceeds totaled approximately $319.1 million, resulting in a gain on sale of real estate totaling approximately $91.2 million. The Company has agreed to provide rent support payments to the buyer with a maximum obligation of up to approximately $12.3 million related to the leasing of 17,762 net rentable square feet at the properties, which has been recorded as a reduction to the gain on sale. Patriots Park contributed approximately $8.2 million, $10.8 million and $5.3 million of net income to the Company for the period from January 1, 2014 through October 1, 2014 and the years ended December 31, 2013 and 2012, respectively.

On October 22, 2014, the tenant exercised its right to purchase the Company’s 415 Main Street property (formerly Seven Cambridge Center) located in Cambridge, Massachusetts on February 1, 2016. As part of its lease signed on July 14, 2004, the tenant was granted an option to purchase the building at the beginning of the 11th lease year for approximately $106 million. 415 Main Street is an Office/Technical property with approximately 231,000 net rentable square feet.

On October 24, 2014, the Company completed the sale of a parcel of land at 130 Third Avenue in Waltham, Massachusetts that is permitted for 129,000 square feet for a sale price of approximately $14.3 million. Net cash proceeds totaled approximately $13.6 million, resulting in a gain on sale of real estate totaling approximately $8.3 million.

On October 30, 2014, the Company completed the sale of a 45% interest in each of 601 Lexington Avenue in New York City and Atlantic Wharf Office Building and 100 Federal Street in Boston for an aggregate gross sale price of approximately $1.827 billion in cash, less the partner’s pro rata share of the indebtedness collateralized by 601 Lexington Avenue. Net cash proceeds totaled approximately $1.497 billion, after the payment of transaction costs. In connection with the sale, the Company formed a limited liability company for each property with the buyer and will provide customary property management and leasing services to the joint ventures. 601 Lexington Avenue is a 1,669,000 square foot Class A office complex located in Midtown Manhattan. The property consists of a 59-story tower as well as a six-story low-rise office and retail building. The property is subject to existing mortgage indebtedness of approximately $712.9 million. The Atlantic Wharf Office Building is a 791,000 square foot Class A office tower located on Boston’s Waterfront. 100 Federal Street is a 1,323,000 square foot Class A office tower located in Boston’s Financial District. The transaction did not qualify as a sale of real estate for financial reporting purposes as the Company continues to effectively control these properties and thus will continue to account for the properties on a consolidated basis in its financial statements. The Company has accounted for the transaction as an equity transaction and has recognized noncontrolling interest in its consolidated balance sheets totaling approximately $849.0 million, which is equal to

45% of the aggregate carrying value of the total equity of the properties immediately prior to the transaction. The difference between the net cash proceeds received and the noncontrolling interest recognized, which was approximately $648.4 million, has not been reflected as a gain on sale of real estate in the Company’s consolidated statements of operations and has instead been reflected as an increase in Partners’ Capital in the Company’s Consolidated Balance Sheets.

On December 30, 2014, the Company completed the conveyance to an unrelated third party of a condominium interest in its 75 Ames Street property located in Cambridge, Massachusetts. On May 23, 2011, the Company had entered into a ground lease for the vacant land parcel at 75 Ames Street and had also entered into a development agreement to serve as project manager for a 250,000 square foot research laboratory building to be developed on the site at the ground lessee’s expense and to also serve, upon completion of development, as property manager. Gross proceeds to the Company were approximately $56.8 million, including $11.4 million in development fees for the Company’s services, and were received beginning in May 2011. The cash received under the ground lease was initially recognized as unearned revenue and recognized over the 99-year term of the ground lease as ground lease revenue totaling approximately $459,000 per year prior to the conveyance of the condominium interest. The terms of the ground lease required the Company to form a condominium for the site upon completion of the development, at which time each party would subject their respective interests in the buildings and land to the condominium and would in turn be conveyed a condominium unit comprised of their respective building as well as an undivided ownership interest in the land. As a result of the conveyance and the transfer of title, the Company recognized a gain on sale of real estate totaling approximately $33.8 million.

The Company did not have any dispositions during the year ended December 31, 2014 that qualified for discontinued operations presentation subsequent to its adoption of ASU 2014-08. The following table summarizes the income from discontinued operations related to One Preserve Parkway, 10 & 20 Burlington Mall Road, 1301 New York Avenue, 303 Almaden Boulevard, Montvale Center and Bedford Business Park and the related gains on sales of real estate, gain on forgiveness of debt and impairment loss for the years ended December 31, 2013 and 2012:

	For the year ended December 31,
	2013	2012
	(in thousands)
Total revenue	$20,138	$32,607
Expenses
Operating	6,996	12,038
Depreciation and amortization	4,760	8,169

Total expenses	11,756	20,207
Operating income	8,382	12,400
Other expense
Interest expense	360	2,594

Income from discontinued operations attributable to Boston Properties Limited Partnership	$8,022	$9,806

Gains on sales of real estate from discontinued operations attributable to Boston Properties Limited Partnership	$115,459	$38,445

Gain on forgiveness of debt from discontinued operations attributable to Boston Properties Limited Partnership	$20,736	$—

Impairment loss from discontinued operations attributable to Boston Properties Limited Partnership	$(2,852)	$—

Acquisitions

On November 6, 2014, the Company entered into an option agreement pursuant to which the Company has been granted an option to purchase real property located at 425 Fourth Street in San Francisco, California. In connection with the execution of the agreement, the Company paid a non-refundable option payment to the current owner of $1.0 million.

On November 12, 2014, the Company completed the acquisition of a parcel of land at 804 Carnegie Center in Princeton, New Jersey for a purchase price of approximately $3.7 million. 804 Carnegie Center is a build-to-suit project with approximately 130,000 net rentable square feet of Class A office space, which is currently under construction.

Prior Year Acquisitions Included in Pro Forma Information

The accompanying unaudited pro forma information for the years ended December 31, 2013 and 2012 is presented as if the operating property acquisitions of (1) Mountain View Research Park and Mountain View Technology Park on April 10, 2013 and the approximately $26.5 million gain on consolidation and (2) 767 Fifth Avenue (the General Motors Building) on May 31, 2013 and the approximately $359.5 million gain on consolidation, had occurred on January 1, 2012. This unaudited pro forma information is based upon the historical consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and notes thereto. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor do they purport to predict the results of operations of future periods. Additional information for these transactions are provided below.

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

On May 31, 2013, the Company’s two joint venture partners in 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building) located in New York City) transferred all of their interests in the joint venture to third parties. 767 Fifth Avenue (the General Motors Building) is a Class A office property totaling approximately 1.8 million net rentable square feet. In connection with the transfer, the Company and its new joint venture partners modified the Company’s relative decision making authority and consent rights with respect to the joint venture’s assets and operations. These changes resulted in the Company having sufficient financial and operating control over 767 Venture, LLC such that, effective as of May 31, 2013, the Company accounts for the assets, liabilities and operations of 767 Venture, LLC on a consolidated basis in its financial statements instead of under the equity method of accounting (See Note 11). The following table summarizes the allocation of the aggregate purchase price of 767 Fifth Avenue (the General Motors Building) at the date of consolidation on May 31, 2013 (in thousands) in accordance with the guidance in ASC 805 “Business Combinations.”

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

4.    Deferred Charges

Deferred charges consisted of the following at December 31, (in thousands):

	2014	2013
Leasing costs, including lease related intangibles	$1,234,192	$1,183,204
Financing costs	69,127	76,798

	1,303,319	1,260,002
Less: Accumulated amortization	(471,575)	(375,552)

	$831,744	$884,450

The following table summarizes the scheduled amortization of the Company’s acquired in-place lease intangibles for each of the five succeeding years (in thousands).

Acquired In-Place Lease Intangibles
2015	$66,390
2016	55,327
2017	38,812
2018	33,964
2019	27,439

5.    Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consist of the following at December 31, 2014:

Entity	Properties	Nominal % Ownership		Carrying Value of Investment(1)
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.0%		$(8,022)
The Metropolitan Square Associates LLC	Metropolitan Square	51.0%		8,539
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(2)	(1,080)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3	%(3)	45,514
Annapolis Junction NFM, LLC	Annapolis Junction	50.0	%(4)	25,246
540 Madison Venture LLC	540 Madison Avenue	60.0%		68,128
500 North Capitol LLC	500 North Capitol Street, NW	30.0%		(2,250)
501 K Street LLC	1001 6th Street (formerly 501 K Street)	50.0	%(5)	41,736
Podium Developer LLC	North Station (Phase I—Air Rights)	50.0%		4,231

				$182,042

(1)	Investments with deficit balances aggregating approximately $11.4 million have been reflected within Other Liabilities on the Company’s Consolidated Balance Sheets.
(2)	The Company’s economic ownership has increased based on the achievement of certain return thresholds.
(3)	The Company’s wholly-owned entity that owns the office component of the project also owns a 33.3% interest in the entity owning the land, parking garage and infrastructure of the project.
(4)	The joint venture owns two in-service buildings, two buildings under construction and two undeveloped land parcels.

(5)	Under the joint venture agreement, the partner will be entitled to up to two additional payments from the venture based on increases in total square footage of the project above 520,000 square feet and achieving certain project returns at stabilization.

Certain of the Company’s unconsolidated joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	December 31, 2014	December 31, 2013
	(in thousands)
ASSETS
Real estate and development in process, net	$1,034,552	$924,297
Other assets	264,097	163,149

Total assets	$1,298,649	$1,087,446

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable	$830,075	$749,732
Other liabilities	34,211	28,830
Members’/Partners’ equity	434,363	308,884

Total liabilities and members’/partners’ equity	$1,298,649	$1,087,446

Company’s share of equity	$209,828	$154,726
Basis differentials(1)	(27,786)	(28,642)

Carrying value of the Company’s investments in unconsolidated joint ventures(2)	$182,042	$126,084

(1)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials occur from impairment of investments and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.
(2)	Investments with deficit balances aggregating approximately $11.4 million and $14.0 million at December 31, 2014 and 2013, respectively, have been reflected within Other Liabilities on the Company’s Consolidated Balance Sheets.

The combined summarized statements of operations of the Company’s joint ventures are as follows:

	For the year ended December 31,
	2014	2013	2012
	(in thousands)
Total revenue(1)	$158,161	$311,548	$564,205
Expenses
Operating	62,974	105,319	162,665
Depreciation and amortization	37,041	86,088	163,134

Total expenses	100,015	191,407	325,799
Operating income	58,146	120,141	238,406
Other income (expense)
Interest expense	(31,896)	(112,535)	(224,645)
Losses from early extinguishments of debt	—	(1,677)	—

Income from continuing operations	26,250	5,929	13,761
Gains on sales of real estate	—	14,207	990

Net income	$26,250	$20,136	$14,751

Company’s share of net income	$11,913	$4,612	$6,863
Gains on sales of real estate	—	54,501	—
Basis differential	856	(1,017)	1,732
Elimination of inter-entity interest on partner loan	—	16,978	40,483

Income from unconsolidated joint ventures	$12,769	$75,074	$49,078

Gains on consolidation of joint ventures	$—	$385,991	$—

(1)	Includes straight-line rent adjustments of $3.0 million, $7.8 million and $12.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Includes net above-/below-market rent adjustments of $(0.1) million, $33.7 million and $91.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Total revenue for the year ended December 31, 2012 includes termination income totaling approximately $19.6 million (of which the Company’s share is approximately $11.8 million) related to a lease termination with a tenant at 767 Fifth Avenue (The General Motors Building).

On April 10, 2014, the Company entered into a joint venture with an unrelated third party to acquire a parcel of land located at 1001 6th Street (formerly 501 K Street) in Washington, DC. The Company anticipates the land parcel will accommodate an approximate 520,000 square foot Class A office property to be developed in the future. The joint venture partner contributed the land for a 50% interest in the joint venture and the Company initially contributed cash of approximately $39.0 million for its 50% interest. Under the joint venture agreement, the partner may be entitled to up to two additional payments from the venture based on increases in total square footage of the project above 520,000 square feet and achieving certain project returns at stabilization.

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

On December 17, 2014, a joint venture in which the Company has a 25% nominal ownership interest refinanced with a new lender its mortgage loan collateralized by 901 New York Avenue located in Washington, DC. The mortgage loan totaling approximately $150.4 million bore interest at a fixed rate of 5.19% per annum and was scheduled to mature on January 1, 2015. The new mortgage loan totaling $225.0 million bears interest at a fixed rate of 3.61% per annum and matures on January 5, 2025.

On December 19, 2014, the Company entered into a joint venture with an unrelated third party to acquire the air rights for the future development of the first phase at North Station, consisting of an atrium hall and podium building containing up to 377,000 net rentable square feet of retail and office space located in Boston, Massachusetts. The joint venture partner contributed air rights parcels and improvements, with a fair value of approximately $13.0 million, for its initial 50% interest in the joint venture. The Company contributed improvements totaling approximately $4.2 million and will contribute cash totaling approximately $8.8 million for its initial 50% interest. In addition, the Company entered into an option and development rights agreement with its partner pursuant to which the Company has the right to develop residential, hotel and office space in future phases, subject to certain terms and conditions including the partner’s right to participate as a venture partner in each phase of the project.

6.    Mortgage Notes Payable

The Company had outstanding mortgage notes payable totaling approximately $4.3 billion and $4.4 billion as of December 31, 2014 and 2013, respectively, each collateralized by one or more buildings and related land included in real estate assets. The mortgage notes payable are generally due in monthly installments and mature at various dates through April 10, 2022.

Fixed rate mortgage notes payable totaled approximately $4.3 billion and $4.4 billion at December 31, 2014 and 2013, respectively, with contractual interest rates ranging from 4.75% to 7.69% per annum at December 31, 2014 and 2013 (with a weighted-average of 5.70% (excluding the mezzanine notes payable) at December 31, 2014 and 2013).

There were no variable rate mortgage loans at December 31, 2014 and 2013. As of December 31, 2014 and 2013, the LIBOR rate was 0.17%.

On July 1, 2014, the Company used available cash to repay the mortgage loan collateralized by its New Dominion Technology Park Building Two property located in Herndon, Virginia totaling $63.0 million. The mortgage loan bore interest at a fixed rate of 5.55% per annum and was scheduled to mature on October 1, 2014. There was no prepayment penalty.

Four mortgage loans totaling approximately $2.2 billion at December 31, 2014 and 2013 have been accounted for at their fair values on the dates the mortgage loans were assumed. The impact of recording the mortgage loans at fair value resulted in a decrease to interest expense of approximately $52.5 million, $34.4 million and $7.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. The cumulative liability related to the fair value adjustments was $138.7 million and $191.2 million at December 31, 2014 and 2013, respectively, and is included in mortgage notes payable in the Consolidated Balance Sheets.

Contractual aggregate principal payments of mortgage notes payable at December 31, 2014 are as follows:

Principal Payments
(in thousands)
2015	$26,184
2016	608,879
2017	2,821,750
2018	18,633
2019	19,670
Thereafter	675,657

Total aggregate principal payments	4,170,773
Unamortized balance of historical fair value adjustments	138,711

Total carrying value of mortgage notes payable	$4,309,484

7.    Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of December 31, 2014 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	5.875%	5.967%	$700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
7 Year Unsecured Senior Notes	3.700%	3.853%	850,000	November 15, 2018
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024

Total principal			5,300,000
Net unamortized discount			(12,296)

Total			$5,287,704

(1)	Yield on issuance date including the effects of discounts on the notes and the amortization of financing costs.
(2)	No principal amounts are due prior to maturity.

On December 15, 2014, the Company used available cash to redeem $300.0 million in aggregate principal amount of its 5.625% senior notes due 2015 (the “5.625% Notes”) and $250.0 million in aggregate principal amount of its 5.000% senior notes due 2015 (the “5.000% Notes”). The redemption price for the 5.625% Notes was determined in accordance with the applicable indenture and totaled approximately $308.0 million. The redemption price included approximately $2.8 million of accrued and unpaid interest to, but not including, the redemption date. Excluding such accrued and unpaid interest, the redemption price was approximately 101.73% of the principal amount being redeemed. The redemption price for the 5.000% Notes was determined in accordance with the applicable indenture and totaled approximately $255.8 million. The redemption price included approximately $0.5 million of accrued and unpaid interest to, but not including, the redemption date. Excluding such accrued and unpaid interest, the redemption price was approximately 102.13% of the principal amount being redeemed. The Company recognized a loss on early extinguishment of debt totaling approximately $10.6 million, which amount included the payment of the redemption premium totaling approximately $10.5 million.

The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At December 31, 2014, the Company was in compliance with each of these financial restrictions and requirements.

8.    Unsecured Exchangeable Senior Notes

ASC 470-20 “Debt with Conversion and Other Options” (“ASC 470-20”) requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires that the initial proceeds from the sale of the Company’s $862.5 million of 2.875% exchangeable senior notes due 2037 (all of which had been redeemed/repurchased as of December 31, 2012), $450.0 million of 3.75% exchangeable senior notes due 2036 (all of which have been redeemed/repurchased as of December 31, 2013) and $747.5 million of 3.625% exchangeable senior notes due 2014 (all of which have been repaid as of December 31, 2014) be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The Company measured the fair value of the debt components of the 2.875%, 3.75% and 3.625% exchangeable senior notes for the periods presented based on effective interest rates of 5.630%, 5.958% and 6.555%, respectively. The aggregate carrying amount of the debt component was approximately $0.0 million and $744.9 million (net of the equity component allocation adjustment of approximately $0.0 million and $2.4 million) at December 31, 2014 and December 31, 2013, respectively. As a result, the Company attributed an aggregate of approximately $230.3 million of the proceeds to the equity component of the notes, which represents the excess proceeds received over the fair value of the notes at the date of issuance. The equity component of the notes has been reflected within Partners’ Capital in the Consolidated Balance Sheets. The Company reclassified approximately $1.0 million of deferred financing costs to Partners’ Capital, which represented the costs attributable to the equity components of the notes. The carrying amount of the equity component was approximately $0.0 million and $91.9 million at December 31, 2014 and December 31, 2013, respectively. The resulting debt discount has been amortized over the period during which the debt was expected to be outstanding (i.e., through the first optional redemption dates or, in the case of the 2014 notes, the maturity date) as additional non-cash interest expense. The aggregate contractual interest expense was approximately $3.3 million, $34.8 million and $48.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. As a result, the Company reported additional non-cash interest expense of approximately $2.4 million, $23.1 million and $29.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

On February 18, 2014, the Company repaid at maturity the $747.5 million aggregate principal amount of its 3.625% exchangeable senior notes due 2014 plus accrued and unpaid interest thereon.

9.    Unsecured Line of Credit

The Company has a $1.0 billion revolving credit facility (the “Unsecured Line of Credit”) with a maturity date of July 26, 2018. The Company may increase the total commitment to $1.5 billion, subject to syndication of the increase and other conditions. At the Company’s option, loans outstanding under the Unsecured Line of Credit will bear interest at a rate per annum equal to (1), in the case of loans denominated in Dollars, Euro or Sterling, LIBOR or, in the case of loans denominated in Canadian Dollars, CDOR, in each case, plus a margin ranging from 0.925% to 1.70% based on the Company’s credit rating or (2) an alternate base rate equal to the greatest of (a) the Administrative Agent’s prime rate, (b) the Federal Funds rate plus 0.5% or (c) LIBOR for a one month period plus 1.00%, in each case, plus a margin ranging from 0.0% to 0.70% based on the Company’s credit rating. The Unsecured Line of Credit also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a reduced interest rate. In addition, the Company is also obligated to pay (1) in quarterly installments a facility fee on the total commitment at a rate per annum ranging from 0.125% to 0.35% based on the Company’s credit rating and (2) an annual fee on the undrawn amount of each letter of credit equal to the LIBOR margin. Based on the Company’s current credit rating, the LIBOR and CDOR margin is 1.00%, the alternate base rate margin is 0.0% and the facility fee is 0.15%. At December 31, 2014 and 2013, there were no amounts outstanding on the Unsecured Line of Credit.

The terms of the Unsecured Line of Credit require that the Company maintain a number of customary financial and other covenants on an ongoing basis, including: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (5) an unsecured debt interest coverage ratio of at least 1.75 and (6) limitations on permitted investments. At December 31, 2014, the Company was in compliance with each of these financial and other covenant requirements.

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

The Company has letter of credit and performance obligations of approximately $19.8 million related to lender and development requirements.

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. With limited exception, under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners (See also Note 11). Under certain of the Company’s joint venture agreements, if certain return thresholds are achieved the partners will be entitled to an additional promoted interest or payments.

In connection with the assumption of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture, 767 Venture, LLC, the Company guaranteed the consolidated joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of December 31, 2014, the maximum funding obligation under the guarantee was approximately $32.0 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.

In connection with the mortgage financing collateralized by the Company’s John Hancock Tower property located in Boston, Massachusetts, the Company has agreed to guarantee approximately $25.7 million related to its obligation to provide funds for certain tenant re-leasing costs. The mortgage financing matures on January 6, 2017.

In connection with the mortgage financing collateralized by the Company’s consolidated joint venture’s Fountain Square property located in Reston, Virginia, the Company has agreed to guarantee approximately $0.7 million related to its obligation to provide funds for certain tenant re-leasing costs. The mortgage financing matures on October 11, 2016.

From time to time, the Company (or the applicable joint venture) has also agreed to guarantee portions of the principal, interest or other amounts in connection with other unconsolidated joint venture borrowings. In addition to the financial guarantees referenced above, the Company has agreed to customary construction completion guarantees for construction loans, environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of its unconsolidated joint venture loans.

In 2009, the Company filed a general unsecured creditor’s claim against Lehman Brothers, Inc. for approximately $45.3 million related to its rejection of a lease at 399 Park Avenue in New York City. On January 10, 2014, the trustee for the liquidation of the business of Lehman Brothers allowed the Company’s claim in the amount of approximately $45.2 million. On September 18, 2014, the Company received an initial distribution totaling approximately $7.7 million, which is included in Base Rent in the accompanying Consolidated Statements of Operations for the year ended December 31, 2014, leaving a remaining claim of approximately $37.5 million. Recently, claims of similar priority to that of the Company’s remaining claim were quoted privately within a range of $0.24 to $0.25 per $1.00. The Company was notified on February 19, 2015 that the bankruptcy court approved the trustee’s motion to make a second interim distribution to holders of claims as of February 6, 2015. The Company will continue to evaluate whether to attempt to sell the remaining claim or wait until the trustee distributes proceeds from the Lehman estate. Given the inherent uncertainties in bankruptcy proceedings, there can be no assurance as to the timing or amount of proceeds, if any, that the Company may ultimately realize on the remaining claim, whether by sale to a third party or by one or more distributions from the trustee. Accordingly, the Company has not recorded any estimated recoveries associated with this gain contingency within its consolidated financial statements at December 31, 2014.

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

Some potential losses are not covered by insurance

The Company carries insurance coverage on its properties of types and in amounts and with deductibles that it believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 and further extended to December 31, 2020 by the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”), and the Company can provide no assurance that it will be extended further. Currently, the Company’s property insurance program per occurrence limits are $1.0 billion for its portfolio insurance program, including coverage for acts of terrorism other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). The Company also carries $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of coverage in the Company’s property insurance program. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage. Through June 9, 2014, $1.375 billion of the Terrorism Coverage for 767 Fifth Avenue in excess of $250 million was provided by NYXP, LLC (“NYXP”), as a direct insurer. After June 9, 2014, all of the Terrorism Coverage for 767 Fifth Avenue has been provided by third party insurers. The Company also currently carries nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under TRIA (“NBCR Coverage”), which is provided by IXP as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding certain other properties owned in joint ventures with third parties or which the Company manages. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage provided by IXP and the Terrorism Coverage provided by NYXP are backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” In 2015, the program trigger is $100 million and the coinsurance is 15%, however, both will increase in subsequent years pursuant to TRIPRA. If the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. The Company may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in its portfolio or for any other reason. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance and maintain terrorism insurance in amounts and on terms that are commercially reasonable.

The Company also currently carries earthquake insurance on its properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that the Company believes is commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 5% of the value of the affected property. Specifically, the Company currently carries earthquake insurance which covers its San Francisco region (excluding 535 Mission Street and Salesforce Tower (formerly Transbay Tower)) with a $120 million per occurrence limit and a $120 million annual aggregate limit, $20 million of which is provided by IXP, as a direct insurer. The builders risk policy maintained for the development of 535 Mission Street in San Francisco included a $15 million per occurrence and annual aggregate limit of earthquake coverage through October 22, 2014, after which time 535 Mission Street was included in our portfolio earthquake insurance program. In addition, the builders risk policy maintained for the development of Salesforce Tower in San Francisco includes a $60 million per occurrence and annual aggregate limit of earthquake coverage (increased from $15 million on July 29, 2014). The amount of the Company’s earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact the Company’s ability to finance properties subject to earthquake risk. The Company may discontinue earthquake insurance or change the structure of its earthquake insurance program on some or all of its properties in the future if the premiums exceed the Company’s estimation of the value of the coverage.

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

11.    Noncontrolling Interests

Noncontrolling interests relate to the interests in the Company not owned by Boston Properties, Inc. and interests in consolidated property partnerships not wholly-owned by the Company. As of December 31, 2014, the noncontrolling interests consisted of 16,453,670 OP Units, 1,496,799 LTIP Units, 394,590 2012 OPP Units, 313,936 2013 MYLTIP Units, 482,032 2014 MYLTIP Units and 12,667 Series Four Preferred Units (none of which are convertible into OP Units) held by parties other than Boston Properties, Inc.

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

The following table reflects the activity of the noncontrolling interest—redeemable interest in property partnership in the Company’s Fountain Square consolidated joint venture for the years ended December 31, 2014, 2013 and 2012 (in thousands):

Balance at December 31, 2011	$—
Acquisition-date fair value of redeemable interest	98,787
Net loss	(719)
Distributions	(3,032)
Adjustment to reflect redeemable interest at redemption value	2,522

Balance at December 31, 2012	97,558
Net loss	(1,839)
Distributions	(4,585)
Adjustment to reflect redeemable interest at redemption value	8,475

Balance at December 31, 2013	99,609
Net loss	(603)
Distributions	(6,000)
Adjustment to reflect redeemable interest at redemption value	11,686 (1)

Balance at December 31, 2014	$104,692

(1)	Includes an out-of-period adjustment totaling approximately $1.9 million (See Note 2).

Noncontrolling Interest—Redeemable Preferred Units

On March 11, 2014, the Company’s general partner notified the holders of the outstanding Series Two Preferred Units that it had elected to redeem all of such Series Two Preferred Units on May 12, 2014. As a result of the Company’s election to redeem the units, as of May 12, 2014, the holders of all remaining 666,116 Series Two Preferred Units of partnership interest in the Company converted such units into an aggregate of 874,168 OP Units. The Series Two Preferred Units bore a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) 6.00% per annum on a liquidation preference of $50.00 per unit, and were convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). In connection with the conversion of the remaining Series Two Preferred Units in May 2014, the Company paid accrued and unpaid distributions which included the special cash distribution on an as-converted basis. On February 18, 2014, the Company paid a distribution on its outstanding Series Two Preferred Units of $0.85302 per unit. Due to the holders’ redemption option existing outside the control of the Company’s general partner, the Series Two Preferred Units were presented outside of permanent equity in the Company’s Consolidated Balance Sheets.

During the year ended December 31, 2013, 329,881 Series Two Preferred Units of the Company were converted by the holders into 432,914 OP Units. In addition, the Company paid the accrued preferred distributions due to the holders of Preferred Units that were converted.

The Preferred Units at December 31, 2014 also included 12,667 Series Four Preferred Units, which bear a preferred distribution equal to 2.00% per annum on a liquidation preference of $50.00 per unit and are not convertible into OP Units. The holders of Series Four Preferred Units have the right, at certain times and subject to certain conditions set forth in the Certificate of Designations establishing the rights, limitations and preferences of the Series Four Preferred Units, to require the Company to redeem all their units for cash at the redemption price of $50.00 per unit. The Company also has the right, at certain times and subject to certain conditions, to redeem all of the Series Four Preferred Units for cash at the redemption price of $50.00 per unit. In order to secure the performance of certain post-issuance obligations by the holders, all of such outstanding Series Four Preferred Units were subject to forfeiture pursuant to the terms of a pledge agreement and not eligible for redemption until and unless such security interest is released. The Company’s first right to redeem the Series Four Preferred Units was a 30-day period beginning on August 29, 2013. On August 29, 2013, the Company redeemed approximately 861,400 Series Four Preferred Units for cash at the redemption price of $50.00 per unit plus accrued and unpaid distributions through the redemption date. On May 19, 2014, the Company released to the holders 319,687 Series Four Preferred Units that were previously subject to the security interest. On July 3, 2014, the Company redeemed such units for cash totaling approximately $16.0 million, plus accrued and unpaid distributions. On October 16, 2014, the Company released to the holders 27,773 Series Four Preferred Units that were previously subject to the security interest under the pledge agreement. On November 5, 2014, the Company redeemed such units for cash totaling approximately $1.4 million. An aggregate of 12,667 Series Four Preferred Units remain outstanding and subject to the security interest under the pledge agreement. Due to the holders’ redemption option existing outside the control of the Company, the Series Four Preferred Units are not included in Partners’ Capital in the Company’s Consolidated Balance Sheets.

On February 18, 2014, the Company paid a distribution on its outstanding Series Four Preferred Units of $0.25 per unit. On May 15, 2014, the Company paid a distribution on its outstanding Series Four Preferred Units of $0.25 per unit. On August 15, 2014, the Company paid a distribution on its outstanding Series Four Preferred Units of $0.25 per unit. On November 17, 2014, the Company paid a distribution on its outstanding Series Four Preferred Units of $0.25 per unit.

The following table reflects the activity of the noncontrolling interests—redeemable preferred units for the years ended December 31, 2014, 2013 and 2012 (in thousands):

Balance at December 31, 2011	$145,484
Issuance of redeemable preferred units (Series Four Preferred Units)	79,405
Net income	3,497
Distributions	(3,497)
Redemption of redeemable preferred units (Series Four Preferred Units)	(18,329)
Reallocation of partnership interest (1)	(7,182)

Balance at December 31, 2012	199,378
Net income	6,046
Distributions	(6,046)
Redemption of redeemable preferred units (Series Four Preferred Units)	(43,070)
Reallocation of partnership interest (1)	(50,562)

Balance at December 31, 2013	105,746
Net income	1,023
Distributions	(1,023)
Redemption of redeemable preferred units (Series Four Preferred Units)	(17,373)
Reallocation of partnership interest (1)	(87,740)

Balance at December 31, 2014	$633

(1)	Includes the conversion of 666,116, 329,881 and 117,047 Series Two Preferred Units into 874,168, 432,914 and 153,605 OP Units during the years ended December 31, 2014, 2013 and 2012, respectively.

Noncontrolling Interest—Common Units

During the years ended December 31, 2014 and 2013, 80,246 and 929,441 OP Units, respectively, were presented by the holders for redemption (including 3,734 and 432,914 OP Units, respectively, issued upon conversion of Series Two Preferred Units and 67,857 and 24,028 OP Units, respectively, issued upon conversion of LTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.

At December 31, 2014, the Company had outstanding 394,590 2012 OPP Units, 313,936 2013 MYLTIP Units and 482,032 2014 MYLTIP Unit (See Note 17). Prior to the measurement date (February 6, 2015 for 2012 OPP Units (See Note 20), February 4, 2016 for 2013 MYLTIP Units and February 3, 2017 for 2014 MYLTIP Units), holders of OPP Units and MYLTIP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of OPP Units and MYLTIP Units, both vested and unvested, that OPP and MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.

On January 31, 2014, the measurement period for the Company’s 2011 OPP Unit awards expired and Boston Properties, Inc.’s TRS was not sufficient for employees to earn and therefore become eligible to vest in any of the 2011 OPP Unit awards. As a result, the Company accelerated the then remaining unrecognized compensation expense totaling approximately $1.2 million during the year ended December 31, 2014. Accordingly, all 2011 OPP Unit awards were automatically forfeited.

On January 29, 2014, the Company paid a distribution on the OP Units and LTIP Units in the amount of $2.25 per unit, a regular quarterly cash distribution on the OP Units and LTIP Units in the amount of $0.65 per unit, and a regular quarterly distribution on the 2011 OPP Units, 2012 OPP Units and 2013 MYLTIP Units in the

amount of $0.065 per unit, to holders of record as of the close of business on. On April 30, 2014, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.65 per unit, and a distribution on the 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units in the amount of $0.065 per unit, to holders of record as of the close of business on March 31, 2014. On July 31, 2014, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.65 per unit, and a distribution on the 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units in the amount of $0.065 per unit, to holders of record as of the close of business on June 30, 2014. On October 31, 2014, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.65 per unit and a distribution on the 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units in the amount of $0.065 per unit, to holders of record as of the close of business on September 30, 2014. On December 8, 2014, Boston Properties, Inc., as general partner of the Company, declared a special cash distribution on the OP Units and LTIP Units in the amount of $4.50 per unit payable on January 28, 2015 to holders of record as of the close of business on December 31, 2014. The special cash distribution was in addition to the regular quarterly distribution on the OP Units and LTIP Units of $0.65 per unit and the distribution on the 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units in the amount of $0.065 per unit, in each case payable on January 28, 2015 to holders of record as of the close of business on December 31, 2014. Holders of the 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units are not entitled to receive any special distributions.

The following table reflects the activity of the noncontrolling interests—redeemable common units for the years ended December 31, 2014, 2013 and 2012 (in thousands):

Balance at December 31, 2011	$1,809,119
Contributions	24,588
Net income	35,200
Distributions	(41,434)
Conversion of redeemable partnership units	(34,621)
Unearned compensation	(883)
Accumulated other comprehensive loss	273
Adjustment to reflect redeemable partnership units at redemption value	44,280

Balance at December 31, 2012	1,836,522
Contributions	26,398
Net income	84,236
Distributions	(83,448)
Conversion of redeemable partnership units	(30,291)
Unearned compensation	1,472
Accumulated other comprehensive loss	252
Adjustment to reflect redeemable partnership units at redemption value	(124,923)

Balance at December 31, 2013	1,710,218
Contributions	23,990
Net income	50,862
Distributions	(126,948)
Conversion of redeemable partnership units	(2,700)
Unearned compensation	(2,813)
Accumulated other comprehensive loss	256
Adjustment to reflect redeemable partnership units at redemption value	657,181

Balance at December 31, 2014	$2,310,046

Pursuant to the Company’s Partnership Agreement, certain limited partners in the Company have the right to redeem all or any portion of their interest for cash from the Company. However, Boston Properties, Inc. may elect to acquire the limited partner’s interest by issuing its Common Stock in exchange for the interest. The amount of cash to be paid to the limited partner if the redemption right is exercised and Boston Properties, Inc. does not elect to issue its Common Stock is based on the trading price of Boston Properties, Inc.’s common stock at that time. Due to the redemption option existing outside the control of the Company, such limited partners’ units are not included in Partners’ Capital. The value of the OP Units not owned by Boston Properties, Inc. (including LTIP Units assuming that all conditions had been met for the conversion thereof), assuming all of such units had been redeemed at December 31, 2014 was approximately $2.3 billion based on the closing price of Boston Properties, Inc.’s common stock of $128.69 per share on December 31, 2014.

Noncontrolling Interests—Property Partnerships

The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.6 billion at December 31, 2014 and approximately $726.1 million at December 31, 2013, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.

On February 7, 2013, the partner in the Company’s Salesforce Tower joint venture issued a notice that it was electing under the joint venture agreement to reduce its nominal ownership interest in the venture from 50% to 5%. On February 26, 2013, the Company issued a notice to the partner electing to proceed with the venture on that basis. As a result, the Company has a 95% nominal interest in and is consolidating the joint venture. Under the joint venture agreement, if certain return thresholds are achieved the partner will be entitled to an additional promoted interest. In addition, if the Company elects to fund the construction of Salesforce Tower without a construction loan (or a construction loan of less than 50% of project costs), then the partner has the option to require the Company to fund up to 2.5% of the total project costs (i.e., of 50% of the partner’s 5% interest in the venture) in the form of a loan to the partner. This loan would bear interest at the then prevailing market construction loan interest rates. Also, under the agreement, (1) the partner has the right to cause the Company to purchase the partner’s interest after the defined stabilization date and (2) the Company has the right to acquire the partner’s interest on the third anniversary of the stabilization date, in each case at an agreed upon purchase price or appraised value.

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

On October 9, 2013, the Company completed the sale of a 45% ownership interest in its Times Square Tower property for a gross sale price of $684.0 million in cash. Net cash proceeds totaled approximately $673.1 million, after the payment of transaction costs. In connection with the sale, the Company formed a limited liability company with the buyer and will provide customary property management and leasing services to the joint venture. Times Square Tower is an approximately 1,246,000 net rentable square foot Class A office tower located in New York City. The transaction did not qualify as a sale of real estate for financial reporting purposes because the Company effectively continues to control the property and thus will continue to account for the entity on a consolidated basis in its financial statements. The Company has accounted for the transaction as an equity transaction and has recognized noncontrolling interest in its consolidated balance sheets totaling approximately $243.5 million, which is equal to 45% of the carrying value of the total equity of the property immediately prior to the transaction. The difference between the net cash proceeds received and the noncontrolling interest recognized, which was approximately $429.6 million, has not been reflected as a gain on sale of real estate in the Company’s consolidated statements of operations and has instead been reflected as an increase to Partners’ Capital in the Company’s Consolidated Balance Sheets.

On October 30, 2014, the Company completed the sale of a 45% interest in each of 601 Lexington Avenue in New York City and Atlantic Wharf Office Building and 100 Federal Street in Boston for an aggregate gross sale price of approximately $1.827 billion in cash, less the partner’s pro rata share of the indebtedness collateralized by 601 Lexington Avenue. Net cash proceeds totaled approximately $1.497 billion, after the payment of transaction costs. In connection with the sale, the Company formed a limited liability company for each property with the buyer and will provide customary property management and leasing services to the joint ventures. 601 Lexington Avenue is a 1,669,000 square foot Class A office complex located in Midtown Manhattan. The property consists of a 59-story tower as well as a six-story low-rise office and retail building. The property is subject to existing mortgage indebtedness of approximately $712.9 million. The Atlantic Wharf Office Building is a 791,000 square foot Class A office tower located on Boston’s Waterfront. 100 Federal Street is a 1,323,000 square foot Class A office tower located in Boston’s Financial District. The transaction did not qualify as a sale of real estate for financial reporting purposes as the Company continues to effectively control these properties and thus will continue to account for the properties on a consolidated basis in its financial statements. The Company has accounted for the transaction as an equity transaction and has recognized noncontrolling interest in its consolidated balance sheets totaling approximately $849.0 million, which is equal to 45% of the aggregate carrying value of the total equity of the properties immediately prior to the transaction. The difference between the net cash proceeds received and the noncontrolling interest recognized, which was approximately $648.4 million, has not been reflected as a gain on sale of real estate in the Company’s consolidated statements of operations and has instead been reflected as an increase in Partners’ Capital in the Company’s Consolidated Balance Sheets.

The following table reflects the activity of the noncontrolling interests—property partnerships for the years ended December 31, 2014, 2013 and 2012 (in thousands):

Balance at December 31, 2011	$(1,063)
Net income	1,989
Distributions	(2,890)

Balance at December 31, 2012	(1,964)
Fair value of capital recorded upon consolidation	480,861
Capital contributions	257,564
Net loss	(5,290)
Distributions	(5,039)

Balance at December 31, 2013	726,132
Capital contributions	887,975
Net income	19,478
Distributions	(31,118)

Balance at December 31, 2014	$1,602,467

12.    Partners’ Capital

The following table presents the changes in the issued and outstanding partners’ capital units since January 1, 2012:

	General Partner Units	Limited Partner Units	Total Partners’ Capital Units
Outstanding at December 31, 2011	1,662,715	146,444,896	148,107,611
Units issued to Boston Properties, Inc. related to Common Stock issued under the Employee Stock Purchase Plan	57	7,349	7,406
Units issued to Boston Properties, Inc. related to Common Stock issued under the Stock Option and Incentive Plan, net	216	27,816	28,032
Units issued to Boston Properties, Inc. related to Common Stock issued in exchange for OP Units	8,541	1,102,119	1,110,660
Units issued to Boston Properties, Inc. related to Common Stock issued under the “at the market” (ATM) stock offering programs	18,051	2,329,449	2,347,500

Outstanding at December 31, 2012	1,689,580	149,911,629	151,601,209
Units issued to Boston Properties, Inc. related to Common Stock issued under the Employee Stock Purchase Plan	50	6,392	6,442
Units issued to Boston Properties, Inc. related to Common Stock issued under the Stock Option and Incentive Plan, net	207	26,686	26,893
Units issued to Boston Properties, Inc. related to Common Stock issued in exchange for OP Units	7,158	922,283	929,441
Units issued to Boston Properties, Inc. related to Common Stock issued in connection with the exchange of Exchangeable Senior Notes	3,227	415,889	419,116

Outstanding at December 31, 2013	1,700,222	151,282,879	152,983,101
Units issued to Boston Properties, Inc. related to Common Stock issued under the Employee Stock Purchase Plan	555	6,409	6,964
Units issued to Boston Properties, Inc. related to Common Stock issued under the Stock Option and Incentive Plan, net	3,476	40,158	43,634
Units issued to Boston Properties, Inc. related to Common Stock issued in exchange for OP Units	6,391	73,855	80,246

Outstanding at December 31, 2014	1,710,644	151,403,301	153,113,945

As of December 31, 2014, Boston Properties, Inc. owned 1,710,644 general partnership units and 151,403,301 limited partnership units.

On January 29, 2014, the Company paid a special cash distribution and regular quarterly distribution aggregating $2.90 per OP Unit to unitholders of record as of the close of business on December 31, 2013. On April 30, 2014, the Company paid a distribution of $0.65 per OP Unit to unitholders of record as of the close of business on March 31, 2014. On July 31, 2014, the Company paid a distribution of $0.65 per OP Unit to unitholders of record as of the close of business on June 30, 2014. On October 31, 2014, the Company paid a distribution of $0.65 per OP Unit to unitholders of record as of the close of business on September 30, 2014.

On December 8, 2014, Boston Properties, Inc.’s Board of Directors declared a special cash distribution of $4.50 per OP Unit payable on January 28, 2015 to unitholders of record as of the close of business on December 31, 2014. The special cash distribution was in addition to the regular quarterly distribution of $0.65 per OP Unit declared by Boston Properties, Inc.’s Board of Directors and payable on January 28, 2015 to unitholders of record as of the close of business on December 31, 2014

As of December 31, 2014, Boston Properties, Inc. had 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) outstanding of its 5.25% Series B Cumulative Redeemable Preferred Stock with a liquidation preference of $2,500.00 per share ($25.00 per depositary share). Boston Properties, Inc. contributed the net proceeds of the offering to the Company in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock. Boston Properties, Inc. pays cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. Boston Properties, Inc. may not redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of Boston Properties, Inc.’s REIT status. On or after March 27, 2018, Boston Properties, Inc., at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of Boston Properties, Inc., the Company or its affiliates.

On February 18, 2014, the Company paid a distribution on its outstanding Series B Preferred Units of $32.8125 per unit. On May 15, 2014, the Company paid a distribution on its outstanding Series B Preferred Units of $32.8125 per unit. On August 15, 2014, the Company paid a distribution on its outstanding Series B Preferred Units of $32.8125 per unit. On November 17, 2014, the Company paid a distribution on its outstanding Series B Preferred Units of $32.8125 per unit. On December 8, 2014, Boston Properties, Inc.’s Board of Directors declared a distribution of $32.8125 per unit of Series B Preferred Units payable on February 17, 2015 to shareholders of record as of the close of business on February 5, 2015.

The following table reflects the activity of the Series B Preferred Units for the for the year ended December 31, 2014 and 2013 (in thousands), which activity is included within the Company’s Consolidated Statements of Partners’ Capital:

Balance at December 31, 2012	$—
Issuance of Series B Preferred Units	193,623
Net income	8,057
Distributions	(8,057)

Balance at December 31, 2013	193,623
Net income	10,500
Distributions	(10,500)

Balance at December 31, 2014	$193,623

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

During the year ended December 31, 2014, the Company issued 21,459 any OP Units to Boston Properties, Inc. in connection with the exercise by certain employees of options to purchase Common Stock of Boston Properties, Inc. During the year ended December 31, 2013, the Company did not issue any OP Units to Boston Properties, Inc. in connection with the exercise by employees of options to purchase Common Stock of Boston Properties, Inc.

During the year ended December 31, 2014 and 2013, Boston Properties, Inc. acquired 80,246 and 929,441 OP Units, respectively, in connection with the redemption of an equal number of redeemable OP Units from third parties.

13.    Future Minimum Rents

The properties are leased to tenants under net operating leases with initial term expiration dates ranging from 2015 to 2046. The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of December 31, 2014, under non-cancelable operating leases which expire on various dates through 2046, are as follows:

Years Ending December 31,	(in thousands)
2015	$1,796,517
2016	1,788,978
2017	1,677,005
2018	1,568,200
2019	1,483,188
Thereafter	9,097,899

No single tenant represented more than 10.0% of the Company’s total rental revenue for the years ended December 31, 2014, 2013 and 2012.

14.    Segment Information

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Boston, New York, San Francisco and Washington, DC. Segments by property type include: Class A Office, Office/Technical, Residential and Hotel.

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services income, general and administrative expenses, transaction costs, impairment loss, interest expense, depreciation and amortization expense, gains from investments in securities, gains (losses) from early extinguishments of debt, income from unconsolidated joint ventures, gains on consolidation of joint ventures, discontinued operations, gains on sales of real estate and noncontrolling interests are not included in Net Operating Income as internal reporting addresses these items on a corporate level.

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

Information by geographic area and property type (dollars in thousands):

For the year ended December 31, 2014:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$692,116	$928,692	$237,381	$381,930	$2,240,119
Office/Technical	23,801	—	23,840	14,344	61,985
Residential	4,528	—	—	21,665	26,193
Hotel	43,385	—	—	—	43,385

Total	763,830	928,692	261,221	417,939	2,371,682

% of Grand Totals	32.21%	39.16%	11.01%	17.62%	100.00%
Rental Expenses:
Class A Office	270,947	315,330	85,178	131,447	802,902
Office/Technical	7,173	—	4,955	4,338	16,466
Residential	1,957	—	—	13,965	15,922
Hotel	29,236	—	—	—	29,236

Total	309,313	315,330	90,133	149,750	864,526

% of Grand Totals	35.78%	36.47%	10.43%	17.32%	100.00%

Net operating income	$454,517	$613,362	$171,088	$268,189	$1,507,156

% of Grand Totals	30.16%	40.70%	11.35%	17.79%	100.00%

For the year ended December 31, 2013:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$665,991	$725,566	$214,755	$381,359	$1,987,671
Office/Technical	22,617	—	17,259	15,649	55,525
Residential	4,395	—	—	17,923	22,318
Hotel	40,330	—	—	—	40,330

Total	733,333	725,566	232,014	414,931	2,105,844

% of Grand Totals	34.82%	34.46%	11.02%	19.70%	100.00%
Rental Expenses:
Class A Office	259,997	251,640	77,905	126,507	716,049
Office/Technical	6,879	—	3,708	4,190	14,777
Residential	1,823	—	—	10,307	12,130
Hotel	28,447	—	—	—	28,447

Total	297,146	251,640	81,613	141,004	771,403

% of Grand Totals	38.52%	32.62%	10.58%	18.28%	100.00%

Net operating income	$436,187	$473,926	$150,401	$273,927	$1,334,441

% of Grand Totals	32.69%	35.51%	11.27%	20.53%	100.00%

For the year ended December 31, 2012:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$617,652	$543,194	$208,177	$346,402	$1,715,425
Office/Technical	22,460	—	494	16,264	39,218
Residential	3,936	—	—	16,632	20,568
Hotel	37,915	—	—	—	37,915

Total	681,963	543,194	208,671	379,298	1,813,126

% of Grand Totals	37.61%	29.96%	11.51%	20.92%	100.00%
Rental Expenses:
Class A Office	242,904	187,987	75,542	111,049	617,482
Office/Technical	6,499	—	149	3,966	10,614
Residential	1,675	—	—	9,317	10,992
Hotel	28,120	—	—	—	28,120

Total	279,198	187,987	75,691	124,332	667,208

% of Grand Totals	41.85%	28.18%	11.34%	18.63%	100.00%

Net operating income	$402,765	$355,207	$132,980	$254,966	$1,145,918

% of Grand Totals	35.15%	31.00%	11.60%	22.25%	100.00%

The following is a reconciliation of Net Operating Income to net income attributable to Boston Properties Limited Partnership (in thousands):

	Year ended December 31,
	2014	2013	2012
Net Operating Income	$1,507,156	$1,334,441	$1,145,918
Add:
Development and management services income	25,316	29,695	34,060
Income from unconsolidated joint ventures	12,769	75,074	49,078
Gains on consolidation of joint ventures	—	385,991	—
Interest and other income	8,765	8,310	10,091
Gains from investments in securities	1,038	2,911	1,389
Gains (losses) from early extinguishments of debt	(10,633)	122	(4,453)
Income from discontinued operations	—	8,022	9,806
Gains on sales of real estate from discontinued operations	—	115,459	38,445
Gain on forgiveness of debt from discontinued operations	—	20,736	—
Gains on sales of real estate	174,686	—	—
Less:
General and administrative expense	98,937	115,329	90,129
Transaction costs	3,140	1,744	3,653
Depreciation and amortization expense	620,064	552,589	437,692
Interest expense	455,743	446,880	410,970
Impairment loss	—	4,401	—
Impairment loss from discontinued operations	—	2,852	—
Noncontrolling interest in property partnerships	30,561	1,347	3,792
Noncontrolling interest—redeemable preferred units	1,023	6,046	3,497
Preferred distributions	10,500	8,057	—

Net income attributable to Boston Properties Limited Partnership common unitholders	$499,129	$841,516	$334,601

15.    Earnings Per Common Unit

The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership by the weighted-average number of common units outstanding during the period. The terms of the Series Two Preferred Units enable the holders to obtain OP Units of the Company and as a result these are considered participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and the Company’s LTIP Units, OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the OPP Units and MYLTIP Units require Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,364,000, 16,925,000 and 17,649,000 redeemable common units for the years ended December 31, 2014, 2013 and 2012, respectively.

	For the Year Ended December 31, 2014
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$499,129	170,453	$2.93
Effect of Dilutive Securities:
Stock Based Compensation	—	219	(0.01)

Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$499,129	170,672	$2.92

	For the Year Ended December 31, 2013
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties Limited Partnership	$700,151	169,126	$4.14
Discontinued operations attributable to Boston Properties Limited Partnership	141,365	—	0.84
Allocation of undistributed earnings to participating securities	(178)	—	(0.01)

Net income attributable to Boston Properties Limited Partnership common unitholders	$841,338	169,126	$4.97
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	320	—

Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$841,338	169,446	$4.97

	For the Year Ended December 31, 2012
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Income from continuing operations attributable to Boston Properties Limited Partnership	$286,350	167,769	$1.70
Discontinued operations attributable to Boston Properties Limited Partnership	48,251	—	0.29

Net income attributable to Boston Properties Limited Partnership common unitholders	$334,601	167,769	$1.99
Effect of Dilutive Securities:
Stock Based Compensation and Exchangeable Senior Notes	—	591	—

Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$334,601	168,360	$1.99

16.    Employee Benefit Plans

Effective January 1, 1985, the predecessor of the Company adopted a 401(k) Savings Plan (the “Plan”) for its employees. Under the Plan, as amended, employees, as defined, are eligible to participate in the Plan after they have completed three months of service. Upon formation, the Company adopted the Plan and the terms of the Plan.

Under the Plan, as amended, the Company’s matching contribution equals 200% of the first 3% of participant’s eligible earnings contributed (utilizing earnings that are not in excess of an amount established by the IRS ($260,000, $255,000 and $250,000 in 2014, 2013 and 2012, respectively), indexed for inflation) with no vesting requirement. The Company’s aggregate matching contribution for the years ended December 31, 2014, 2013 and 2012 was $3.5 million, $3.4 million and $3.2 million, respectively.

The Plan also provides for supplemental retirement contributions to certain employees who had at least ten years of service on January 1, 2001, and who were 40 years of age or older as of January 1, 2001. The maximum supplemental retirement contribution will not exceed the annual limit on contributions established by the IRS. The Company will record an annual supplemental retirement credit for the benefit of each participant. The Company’s supplemental retirement contribution and credit for the years ended December 31, 2014, 2013 and 2012 was $52,000, $60,000 and $78,000, respectively.

The Company also maintains a deferred compensation plan that is designed to allow officers of the Company to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these deferrals. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2014 and 2013, the Company had maintained approximately $19.5 million and $16.6 million, respectively, in a separate account, which is not restricted as to its use. The Company’s liability under the plan is equal to the total amount of compensation deferred by the plan participants and earnings on the deferred compensation pursuant to investments elected by the plan participants. The Company’s liability as of December 31, 2014 and 2013 was $19.5 million and $16.6 million, respectively, which are included in the accompanying Consolidated Balance Sheets.

17.    Stock Option and Incentive Plan

At Boston Properties, Inc.’s 2012 annual meeting of stockholders held on May 15, 2012, the stockholders of Boston Properties, Inc. approved the Boston Properties, Inc. 2012 Stock Option and Incentive Plan (the “2012 Plan”). The 2012 Plan replaced the 1997 Stock Option and Incentive Plan (the “1997 Plan”). The material terms of the 2012 Plan include, among other things: (1) the maximum number of shares of common stock reserved and available for issuance under the 2012 Plan is the sum of (i) 13,000,000 newly authorized shares, plus (ii) the number of shares available for grant under the 1997 Stock Plan immediately prior to the effective date of the 2012 Plan, plus (iii) any shares underlying grants under the 1997 Plan that are forfeited, canceled or terminated (other than by exercise) in the future; (2) “full-value” awards (i.e., awards other than stock options) are multiplied by a 2.32 conversion ratio to calculate the number of shares available under the 2012 Plan that are used for each full-value award, as opposed to a 1.0 conversion ratio for each stock option awarded under the 2012 Plan; (3) shares tendered or held back for taxes will not be added back to the reserved pool under the 2012 Plan; (4) stock options may not be re-priced without stockholder approval; and (5) the term of the 2012 Plan is for ten years from the date of stockholder approval.

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

On January 31, 2014, the measurement period for the Company’s 2011 OPP Unit awards expired and Boston Properties, Inc.’s TRS was not sufficient for employees to earn and therefore become eligible to vest in any of the 2011 OPP Unit awards. As a result, the Company accelerated the then remaining unrecognized compensation expense totaling approximately $1.2 million during the year ended December 31, 2014. Accordingly, all 2011 OPP Unit awards were automatically forfeited.

On March 11, 2013, Boston Properties, Inc. announced that Owen D. Thomas would succeed Mortimer B. Zuckerman as Boston Properties, Inc.’s Chief Executive Officer, effective April 2, 2013. On April 2, 2013, the Company issued 24,231 LTIP units, 38,926 2013 MYLTIP Units and 50,847 non-qualified stock options under the 2012 Plan to Mr. Thomas, pursuant to his employment agreement. Mr. Zuckerman continued to serve as Executive Chairman for a transition period which was completed effective as of the close of business on December 31, 2014 and thereafter is continuing to serve as the non-executive Chairman of the Board of Boston

Properties, Inc. In connection with succession planning, Boston Properties, Inc. and Mr. Zuckerman entered into a Transition Benefits Agreement. If Mr. Zuckerman remained employed by Boston Properties, Inc. through July 1, 2014, he was entitled to receive on January 1, 2015 a lump sum cash payment of $6.7 million and an equity award with a targeted value of approximately $11.1 million. The cash payment and equity award vested one-third on each of March 10, 2013, October 1, 2013 and July 1, 2014. As a result, the Company recognized approximately $3.9 million and $13.8 million of compensation expense during the years ended December 31, 2014 and 2013, respectively. In addition, the agreement provided that if Mr. Zuckerman terminated his employment with Boston Properties, Inc. for any reason, voluntarily or involuntarily, he would become fully vested in any outstanding equity awards with time-based vesting. As a result, during the year ended December 31, 2013, the Company accelerated the remaining approximately $12.9 million of stock-based compensation expense associated with Mr. Zuckerman’s unvested long-term equity awards.

Boston Properties, Inc. issued 23,968, 36,730 and 20,756 shares of restricted common stock and 127,094, 184,733 and 174,650 LTIP Units to employees and non-employee directors under the 1997 Plan and 2012 Plan during the years ended December 31, 2014, 2013 and 2012, respectively. Boston Properties, Inc. did not issue any non-qualified stock options under the 1997 Plan during the year ended December 31, 2014. Boston Properties, Inc. issued 252,220 and 186,007 non-qualified stock options under the 1997 Plan during the years ended December 31, 2013 and 2012, respectively. The amounts issued during 2013 include the amounts issued to Mr. Thomas pursuant to his employment agreement, as discussed above. Boston Properties, Inc. issued 400,000 2012 OPP Units to employees under the 1997 Plan during the year ended December 31, 2012. Boston Properties, Inc. issued 318,926 2013 MYLTIP Units to employees under the 2012 Plan during the year ended December 31, 2013, including the amounts issued to Mr. Thomas pursuant to his employment agreement, as discussed above. Boston Properties, Inc. issued 485,459 2014 MYLTIP Units to employees under the 2012 Plan during the year ended December 31, 2014. Employees and directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit, OPP Unit and MYLTIP Unit. An LTIP Unit is generally the economic equivalent of a share of restricted stock in Boston Properties, Inc. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. Grants of restricted stock and LTIP Units to employees vest in four equal annual installments. Restricted stock is measured at fair value on the date of grant based on the number of shares granted, as adjusted for forfeitures, and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. Non-qualified stock options, which are valued using the Black-Scholes option-pricing model, are recognized as an expense ratably over the corresponding employee service period. As the 2012 OPP Awards, 2013 MYLTIP Awards and 2014 MYLTIP Awards are subject to both a service condition and a market condition, the Company recognizes the compensation expense related to the 2012 OPP Awards, 2013 MYLTIP Awards and 2014 MYLTIP Awards under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Partners’ Capital in the Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2011 OPP Units, 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units was approximately $26.0 million, $43.9 million and $28.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. For the years ended December 31, 2014 and 2013, stock-based compensation expense includes approximately $2.5 million and $21.5 million, respectively, consisting of the acceleration of the expense of Boston Properties, Inc.’s Executive Chairman’s stock-based compensation awards and the stock-based compensation awards associated with his transition benefits agreement related to Boston Properties, Inc.’s succession planning. For the year ended December 31, 2012, stock-based compensation expense includes approximately $2.7 million consisting of the acceleration of vesting of Boston Properties, Inc.’s Chief Operating Officer’s stock-based compensation awards associated with his resignation. At December 31, 2014, there was $17.0 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and $14.5 million of unrecognized compensation expense related to unvested 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.7 years.

The shares of restricted stock were valued at approximately $2.6 million ($109.27 per share weighted-average), $3.9 million ($105.30 per share weighted-average) and $2.2 million ($107.31 per share weighted-average) for the years ended December 31, 2014, 2013 and 2012, respectively.

LTIP Units were valued using a Monte Carlo simulation method model in accordance with the provisions of ASC 718 “Compensation—Stock Compensation” (“ASC 718”). LTIP Units issued during the years ended December 31, 2014, 2013 and 2012 were valued at approximately $12.8 million, $17.8 million and $17.3 million, respectively. The weighted-average per unit fair value of LTIP Unit grants in 2014, 2013 and 2012 was $100.61, $96.13 and $98.83, respectively. The per unit fair value of each LTIP Unit granted in 2014, 2013 and 2012 was estimated on the date of grant using the following assumptions; an expected life of 5.7 years, 5.7 years and 5.8 years, a risk-free interest rate of 1.84%, 1.03% and 0.94% and an expected price volatility of 27.0%, 26.0% and 29.1%, respectively.

There were no non-qualified stock options granted during the year ended December 31, 2014. The non-qualified stock options granted during the years ended December 31, 2013 and 2012 had a weighted-average fair value on the date of grant of $18.46 and $19.50 per option, respectively, which was computed using the Black-Scholes option-pricing model utilizing the following assumptions: an expected life of 6.0 years and 5.4 years, a risk-free interest rate of 1.11% and 0.92%, an expected price volatility of 26.0% and 28.4% and an expected dividend yield of 3.0% and 2.9%, respectively. The exercise price of the options granted during the years ended December 31, 2013 and 2012 were $105.10 and $107.23, respectively, which was the closing price of Boston Properties, Inc.’s common stock on the date of grant.

A summary of the status of Boston Properties, Inc.’s stock options as of December 31, 2014, 2013 and 2012 and changes during the years then ended are presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	155,623	$89.35
Granted	186,007	$107.23
Exercised	(22,823)	$72.42
Canceled	(24,280)	$100.15

Outstanding at December 31, 2012	294,527	$101.06
Granted	252,220	$104.50
Special dividend adjustment	12,076	$100.44

Outstanding at December 31, 2013	558,823	$100.43
Exercised	(21,459)	$97.04
Canceled	(2,444)	$103.57
Special dividend adjustment	18,392	$97.22

Outstanding at December 31, 2014	553,312	$97.21

The following table summarizes information about stock options outstanding at December 31, 2014:

Options Outstanding			Options Exercisable
Number Outstanding at 12/31/14	Weighted-Average Remaining Contractual Life	Exercise Price	Number Exercisable at 12/31/14	Exercise Price
124,513	3.6 years	$87.70	111,832	$87.70
53,759	8.3 years	$96.62	13,439	$96.62
207,064	4.9 years	$99.41	150,024	$99.41
167,976	4.4 years	$101.75	135,848	$101.75

The total intrinsic value of the outstanding and exercisable stock options as of December 31, 2014 was approximately $13.1 million. In addition, Boston Properties, Inc. had 199,868 and 91,496 options exercisable at a weighted-average exercise price of $98.83 and $98.92 at December 31, 2013 and 2012, respectively.

Boston Properties, Inc. adopted the 1999 Non-Qualified Employee Stock Purchase Plan (the “Stock Purchase Plan”) to encourage the ownership of Common Stock by eligible employees. The Stock Purchase Plan became effective on January 1, 1999 with an aggregate maximum of 250,000 shares of Common Stock available for issuance. The Stock Purchase Plan provides for eligible employees to purchase on the business day immediately following the end of the biannual purchase periods (i.e., January 1-June 30 and July 1-December 31) shares of Common Stock at a purchase price equal to 85% of the average closing prices of the Common Stock during the last ten business days of the purchase period. Boston Properties, Inc. issued 6,964, 6,442 and 7,406 shares with the weighted average purchase price equal to $93.37 per share, $89.65 per share and $86.52 per share under the Stock Purchase Plan during the years ended December 31, 2014, 2013 and 2012, respectively.

18.    Related Party Transactions

Prior to joining Boston Properties, Inc. effective January 2, 2014, Mr. John F. Powers provided commercial real estate brokerage services to the Company, on behalf of his prior employer, CBRE, in connection with certain leasing transactions. Mr. Powers received approximately $1,214,000 and $592,000 during the years ended December 31, 2014 and 2013, respectively, in connection with these transactions. Mr. John F. Powers is a Senior Vice President of Boston Properties, Inc. and the Regional Manager of its New York office.

A firm controlled by Mr. Raymond A. Ritchey’s brother was paid aggregate leasing commissions of approximately $674,000, $868,000 and $1,306,000 for the years ended December 31, 2014, 2013 and 2012, respectively, related to certain exclusive leasing arrangements for certain Northern Virginia properties. Mr. Ritchey is an Executive Vice President of Boston Properties, Inc.

On June 30, 1998, the Company acquired from entities controlled by Mr. Alan B. Landis a portfolio of properties known as the Carnegie Center Portfolio and Tower Center One and related operations and development rights (collectively, the “Carnegie Center Portfolio”). Mr. A. Landis is the brother of Mr. Mitchell S. Landis, Boston Properties, Inc.’s former Senior Vice President and Regional Manager of Boston Properties, Inc.’s Princeton office. Mr. M. Landis’ employment with Boston Properties, Inc. terminated on March 31, 2014. In connection with the acquisition of the Carnegie Center Portfolio, the Company entered into a development agreement (the “Development Agreement”) with affiliates of Mr. A. Landis providing for up to approximately 2,000,000 square feet of development in or adjacent to the Carnegie Center office complex. An affiliate of Mr. A. Landis was entitled to a purchase price for each parcel developed under the Development Agreement calculated on the basis of $20 per rentable square foot of property developed. Another affiliate of Mr. A. Landis was eligible to earn a contingent payment for each developed property that achieves a stabilized return in excess of a target annual return ranging between 10.5% and 11%. The Development Agreement also provided that upon negotiated terms and conditions, the Company and Mr. A. Landis would form a development company to provide development services for these development projects and would share the expenses and profits, if any, of this new company.

On October 21, 2004, the Company and Mr. A. Landis entered into an agreement (the “2004 Agreement”) to modify several provisions of the Development Agreement. Under the terms of the 2004 Agreement, the Company and affiliates of Mr. A. Landis amended the Development Agreement to limit the rights of Mr. A. Landis and his affiliates to participate in the development of properties under the Development Agreement. Among other things, Mr. A. Landis agreed that (1) Mr. A. Landis and his affiliates will have no right to participate in any entity formed to acquire land parcels or the development company formed by the Company to provide development services under the Development Agreement, (2) Mr. A. Landis will have no right or obligation to play a role in development activities engaged in by the development company formed by the Company under the Development Agreement or receive compensation from the development company and

(3) the affiliate of Mr. A. Landis will have no right to receive a contingent payment for developed properties based on stabilized returns. In exchange, the Company (together with Boston Properties, Inc.) agreed to:

•	effective as of June 30, 1998, pay Mr. A. Landis $125,000 on January 1 of each year until the earlier of (A) January 1, 2018, (B) the termination of the Development Agreement or (C) the date on which all development properties under the Development Agreement have been conveyed pursuant to the Development Agreement, with $750,000, representing payments of this annual amount from 1998 to 2004, being paid upon execution of the 2004 Agreement; and

•	pay an affiliate of Mr. A. Landis, in connection with the development of land parcels acquired under the Development Agreement, an aggregate fixed amount of $10.50 per rentable square foot of property developed (with a portion of this amount (i.e., $5.50) being subject to adjustment, in specified circumstances, based on future increases in the Consumer Price Index) in lieu of a contingent payment based on stabilized returns, which payment could have been greater or less than $10.50 per rentable square foot of property developed.

The Company also continues to be obligated to pay an affiliate of Mr. A. Landis the purchase price of $20 per rentable square foot of property developed for each land parcel acquired as provided in the original Development Agreement. During the 20-year term of the Development Agreement, until such time, if any, as the Company elects to acquire a land parcel, an affiliate of Mr. A. Landis will remain responsible for all carrying costs associated with such land parcel. Pursuant to the Development Agreement, as amended by the 2004 Agreement, the Company paid Mr. A. Landis $125,000 on each of January 1, 2013 and January 1, 2014. On November 12, 2014, the Company acquired from Mr. A. Landis 804 Carnegie Center, a land parcel located in Princeton, New Jersey for a purchase price of approximately $3.7 million.

In accordance with Boston Properties, Inc.’s 2012 Plan, and as approved by the Board of Directors of Boston Properties, Inc., six non-employee directors made an election to receive deferred stock units in lieu of cash fees for 2014. The deferred stock units will be settled in shares of common stock upon the cessation of such director’s service on the Board of Directors of Boston Properties, Inc. As a result of these elections, the aggregate cash fees otherwise payable to a non-employee director during a fiscal quarter are converted into a number of deferred stock units equal to the aggregate cash fees divided by the last reported sales price of a share of Boston Properties, Inc.’s common stock on the last trading of the applicable fiscal quarter. The deferred stock units are also credited with dividend equivalents as dividends are paid by Boston Properties, Inc. On May 20, 2014, in connection with the cessation of a director’s service on the Board of Directors, Boston Properties, Inc. issued 7,542 shares of common stock in settlement of the director’s outstanding deferred stock units. At December 31, 2014 and 2013, Boston Properties, Inc. had outstanding 84,435 and 83,995 deferred stock units, respectively.

19.    Selected Interim Financial Information (unaudited)

The tables below reflect the Company’s selected quarterly information for the years ended December 31, 2014 and 2013.

	2014 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per unit amounts)
Total revenue	$574,694	$589,794	$618,803	$613,707
Income from continuing operations	$69,781	$97,927	$111,066	$87,753
Net income attributable to Boston Properties Limited Partnership common unitholders	$62,219	$87,436	$144,715	$204,759
Income attributable to Boston Properties Limited Partnership per unit—basic	$0.37	$0.51	$0.85	$1.20
Income attributable to Boston Properties Limited Partnership per unit—diluted	$0.37	$0.51	$0.85	$1.20

	2013 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per unit amounts)
Total revenue	$477,826	$510,033	$571,481	$576,199
Income from continuing operations	$44,445	$505,396	$84,348	$81,412
Net income attributable to Boston Properties Limited Partnership common unitholders	$60,923	$505,189	$174,140	$101,264
Income attributable to Boston Properties Limited Partnership per unit—basic	$0.36	$2.97	$1.03	$0.60
Income attributable to Boston Properties Limited Partnership per unit—diluted	$0.36	$2.96	$1.02	$0.60

20.    Subsequent Events

On January 15, 2015, the Company entered into a contract for the sale of its Residences on The Avenue property located in Washington, DC for a gross sale price of $196.0 million. The Company has agreed to provide net operating income support of up to $6.0 million should the property’s net operating income fail to achieve certain thresholds. The Residences on The Avenue is comprised of 335 apartment units and approximately 50,000 net rentable square feet of retail space, subject to a ground lease that expires on February 1, 2068. The sale is subject to the satisfaction of customary closing conditions and there can be no assurance that the sale will be consummated on the terms currently contemplated or at all.

On January 21, 2015, Boston Properties, Inc.’s Compensation Committee approved the 2015 Multi-Year, Long-Term Incentive Program (the “2015 MYLTIP”) awards under Boston Properties, Inc.’s 2012 Plan to certain officers and employees of Boston Properties, Inc. The 2015 MYLTIP awards utilize TRS over a three-year measurement period, on an annualized, compounded basis, as the performance metric. Earned awards will be based on Boston Properties, Inc.’s TRS relative to (i) the Cohen & Steers Realty Majors Portfolio Index (50% weight) and (ii) the NAREIT Office Index adjusted to exclude Boston Properties, Inc. (50% weight). Earned awards will range from zero to a maximum of approximately $40.8 million depending on Boston Properties, Inc.’s TRS relative to the two indices, with three tiers (threshold: approximately $8.2 million; target: approximately $16.3 million; high: approximately $40.8 million) and linear interpolation between tiers. Earned awards measured on the basis of relative TRS performance are subject to an absolute TRS component in the form of relatively simple modifiers that (A) reduce the level of earned awards in the event Boston Properties, Inc.’s annualized TRS is less than 0% and (B) cause some awards to be earned in the event Boston Properties, Inc.’s annualized TRS is more than 12% even though on a relative basis alone Boston Properties, Inc.‘s TRS would not result in any earned awards.

Earned awards (if any) will vest 50% on February 4, 2018 and 50% on February 4, 2019, based on continued employment. Vesting will be accelerated in the event of a change in control, termination of employment by Boston Properties, Inc. without cause, or termination of employment by the award recipient for good reason, death, disability or retirement. If there is a change of control prior to February 4, 2018, earned awards will be calculated based on TRS performance up to the date of the change of control. The 2015 MYLTIP awards are in the form of LTIP Units issued on the grant date which (i) are subject to forfeiture to the extent awards are not earned and (ii) prior to the performance measurement date are only entitled to one-tenth (10%) of the regular quarterly distributions payable on common partnership units.

Under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 718 “Compensation-Stock Compensation” the 2015 MYLTIP awards have an aggregate value of approximately $15.7 million, which amount will generally be amortized into earnings over the four-year plan period under the graded vesting method.

On February 3, 2015, Boston Properties, Inc. issued 30,965 shares of restricted common stock and the Company issued 96,830 LTIP units under the 2012 Plan to certain employees of Boston Properties, Inc.

On February 6, 2015, the measurement period for the Company’s 2012 OPP Awards ended and Boston Properties, Inc.’s TRS performance was sufficient for employees to earn and therefore become eligible to vest in the 2012 OPP Awards. The final outperformance pool was determined to be approximately $32.1 million, or approximately 80% of the total maximum outperformance pool of $40.0 million.

On February 19, 2015, the Company completed the sale of a parcel of land within its Washingtonian North property located in Gaithersburg, Maryland for a sale price of approximately $8.7 million, which exceeded its carrying value. The parcel contains approximately 8.5 acres of the approximately 27 acre property.

During February 2015, the Company entered into forward-starting interest rate swap contracts which fix the ten-year swap rate at a weighted-average rate of 2.514% per annum on notional amounts aggregating $125.0 million. The interest rate swap contracts were entered into in advance of a financing with a target commencement date in September 2016 and expiration in September 2026.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the management of Boston Properties, Inc., with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Boston Properties, Inc. concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is set forth on page 116 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We are managed by Boston Properties, Inc. in its capacity as our general partner. The information concerning Boston Properties, Inc.’s directors and executive officers required by Item 10 will be included in Boston Properties, Inc.’s Proxy Statement to be filed relating to its 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Section 16(a) of the Exchange Act requires the executive officers and directors of Boston Properties, Inc., our general partner, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2014, all Section 16(a) filing requirements applicable to the executive officers, directors and greater than ten percent beneficial owners of BPLP were satisfied.

Item 11.	Executive Compensation

We are managed by Boston Properties, Inc., in its capacity as our general partner. The information required by Item 11 will be included in Boston Properties, Inc.’s Proxy Statement to be filed relating to its 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Boston Properties, Inc. maintains the 2012 Plan and the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. The following table summarizes Boston Properties, Inc.’s equity compensation plans as of December 31, 2014.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders(1)	3,347,996	(2)	$97.21	(2)	11,553,409	(3)
Equity compensation plans not approved by security holders(4)	N/A		N/A		113,303

Total	3,347,996		$97.21		11,666,712

(1)	Includes information related to Boston Properties, Inc.’s 2012 Plan (see Note 17).
(2)

Includes (a) 553,312 shares of Boston Properties, Inc.’s common stock issuable upon the exercise of outstanding options (411,143 of which are vested and exercisable), (b) 1,496,799 long term incentive units (LTIP units) (1,260,857 of which are vested) that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to us for redemption and acquired by Boston Properties, Inc.

for shares of its common stock, (c) 22,892 common units issued upon conversion of LTIP units, which may be presented to us for redemption and acquired by Boston Properties, Inc. for shares of its common stock, (d) 394,590 2012 OPP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to us for redemption and acquired by Boston Properties, Inc. for shares of its common stock, (e) 313,936 2013 MYLTIP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to us for redemption and acquired by Boston Properties, Inc. for shares of its common stock, (f) 482,032 2014 MYLTIP Awards and at, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to us for redemption and acquired by Boston Properties, Inc. for shares of its common stock and (g) 84,435 deferred stock units which were granted pursuant to elections by certain of our non-employee directors to defer all cash compensation to be paid to such directors and to receive their deferred cash compensation in shares of Boston Properties, Inc. common stock upon their retirement from the Boston Properties, Inc. Board of Directors. Does not include 59,608 shares of restricted stock of Boston Properties, Inc., as they have been reflected in our total shares outstanding. Because there is no exercise price associated with LTIP units, 2012 OPP Awards, 2013 MYLTIP Awards, 2014 MYLTIP Awards or deferred stock units, such shares are not included in the weighed-average exercise price calculation.

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

Additional information concerning security ownership of certain beneficial owners and management required by Item 12 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statement Schedule

Boston Properties Limited Partnership

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2014

(dollars in thousands)

Property Name				Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
	Type	Location	Encumbrances	Land	Building
767 Fifth Avenue (The General Motors Building)	Office	New York, NY	1,421,083	$1,796,252	$1,532,654	$19,627	$1,796,252	$1,552,281	$—	$—	$3,348,533	$80,075	1968	(1)
Embarcadero Center	Office	San Francisco, CA	354,680	179,697	847,410	254,939	180,420	1,101,626	—	—	1,282,046	495,091	1970/1989	(1)
Prudential Center	Office	Boston, MA	—	92,077	734,594	319,846	92,328	1,018,741	404	35,044	1,146,517	411,161	1965/1993/2002	(1)
399 Park Avenue	Office	New York, NY	—	339,200	700,358	50,022	339,200	750,380	—	—	1,089,580	232,464	1961	(1)
The John Hancock Tower and Garage	Office	Boston, MA	649,108	219,543	667,884	74,060	219,616	740,863	1,008	—	961,487	104,888	1976	(1)
601 Lexington Avenue	Office	New York, NY	710,932	241,600	494,782	188,718	279,281	645,819	—	—	925,100	221,412	1977/1997	(1)
250 West 55th Street	Office	New York, NY	—	285,263	603,167	—	285,263	603,167	—	—	888,430	9,240	2014	(1)
Times Square Tower	Office	New York, NY	—	165,413	380,438	46,509	159,694	432,666	—	—	592,360	144,194	2004	(1)
100 Federal Street	Office	Boston, MA	—	131,067	435,954	9,711	131,067	445,432	233	—	576,732	44,931	1971-1975	(1)
Carnegie Center	Office	Princeton, NJ	—	105,107	377,259	65,735	98,733	437,666	2,350	9,352	548,101	180,935	1983-1999	(1)
Atlantic Wharf	Office	Boston, MA	—	63,988	454,537	15,169	63,988	469,706	—	—	533,694	55,070	2011	(1)
Fountain Square	Office	Reston, VA	220,133	56,853	306,298	6,938	56,853	313,236	—	—	370,089	27,645	1986-1990	(1)
510 Madison Avenue	Office	New York, NY	—	103,000	253,665	12,912	103,000	266,577	—	—	369,577	24,871	2012	(1)
680 Folsom Street	Office	San Francisco, CA	—	106,510	185,801	—	106,510	185,801	—	—	292,311	4,161	2014	(1)
599 Lexington Avenue	Office	New York, NY	750,000	81,040	100,507	101,407	81,040	201,914	—	—	282,954	148,356	1986	(1)
South of Market and Democracy Tower	Office	Reston, VA	—	13,603	237,479	9,454	13,603	246,933	—	—	260,536	60,626	2008-2009	(1)
Bay Colony Corporate Center	Office	Waltham, MA	—	18,789	148,451	58,126	18,789	206,577	—	—	225,366	31,089	1985-1989	(1)
Gateway Center	Office	San Francisco, CA	—	28,255	139,245	46,379	29,029	184,850	—	—	213,879	86,679	1984/1986/2002	(1)
2200 Pennsylvania Avenue	Office	Washington, DC	—	—	183,541	5,141	—	188,682	—	—	188,682	26,612	2011	(1)
Mountain View Research Park	Office	Mountain View, CA	—	95,066	68,373	3,267	95,066	71,640	—	—	166,706	6,044	1977-1981/ 2007- 2013	(1)
3100-3130 Zanker Road (formerly 3200 Zanker Road)	Office	San Jose, CA	—	36,705	82,863	27,751	36,705	106,861	3,753	—	147,319	25,721	1988	(1)
Reservoir Place	Office	Waltham, MA	—	18,605	92,619	30,657	19,099	122,774	8	—	141,881	56,766	1955/1987	(1)
505 9th Street	Office	Washington, DC	118,919	38,885	83,719	5,409	42,011	86,002	—	—	128,013	23,331	2007	(1)
Kingstowne Towne Center	Office	Alexandria, VA	31,364	18,021	109,038	849	18,021	109,887	—	—	127,908	29,800	2003-2006	(1)
1333 New Hampshire Avenue	Office	Washington, DC	—	34,032	85,660	4,553	34,032	90,213	—	—	124,245	32,028	1996	(1)
1330 Connecticut Avenue	Office	Washington, DC	—	25,982	82,311	11,766	25,982	94,077	—	—	120,059	31,959	1984	(1)
Weston Corporate Center	Office	Weston, MA	—	25,753	92,312	(123)	25,854	92,088	—	—	117,942	13,972	2010	(1)
Capital Gallery	Office	Washington, DC	—	4,725	29,565	77,947	6,128	106,109	—	—	112,237	51,604	1981/2006	(1)
One Freedom Square	Office	Reston, VA	—	9,929	84,504	13,261	9,883	97,811	—	—	107,694	35,957	2000	(1)
Two Freedom Square	Office	Reston, VA	—	13,930	77,739	13,351	13,866	91,154	—	—	105,020	37,225	2001	(1)
One and Two Reston Overlook	Office	Reston, VA	—	16,456	66,192	20,902	15,074	88,476	—	—	103,550	34,527	1999	(1)
415 Main Street (formerly Seven Cambridge Center)	Office	Cambridge, MA	—	3,457	97,136	210	3,457	97,346	—	—	100,803	53,022	2006	(1)

Boston Properties Limited Partnership

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2014

(dollars in thousands)

Property Name				Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
	Type	Location	Encumbrances	Land	Building
355 Main Street (formerly Five Cambridge Center)	Office	Cambridge, MA	—	18,863	53,346	25,601	21,098	76,712	—	—	97,810	20,817	1981/1996/2013	(1)
Discovery Square	Office	Reston, VA	—	11,198	71,782	14,432	11,146	86,266	—	—	97,412	31,385	2001	(1)
140 Kendrick Street	Office	Needham, MA	—	18,095	66,905	10,880	18,095	77,785	—	—	95,880	19,519	2000	(1)
90 Broadway (formerly Four Cambridge Center)	Office	Cambridge, MA	—	19,104	52,078	13,501	20,741	63,942	—	—	84,683	12,401	1983/1998/2013	(1)
77 CityPoint	Office	Waltham, MA	—	13,847	60,383	3,058	13,847	63,441	—	—	77,288	14,625	2008	(1)
230 CityPoint	Office	Waltham, MA	—	13,189	49,823	14,127	13,189	63,950	—	—	77,139	18,760	1992	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—	10,385	60,694	5,118	10,350	65,847	—	—	76,197	21,645	2003	(1)
North First Business Park	Office	San Jose, CA	—	58,402	13,069	4,005	23,371	16,197	35,908	—	75,476	12,174	1981	(1)
300 Binney Street (Seventeen Cambridge Center)	Office	Cambridge, MA	—	18,080	51,262	165	18,080	51,427	—	—	69,507	2,938	2013	(1)
2440 West El Camino Real	Office	Mountain View, CA	—	16,741	51,285	716	16,741	52,001	—	—	68,742	6,400	1987/2003	(1)
Wisconsin Place	Office	Chevy Chase, MD	—	—	53,349	12,787	—	66,136	—	—	66,136	14,300	2009	(1)
Reston Corporate Center	Office	Reston, VA	—	9,135	50,857	2,750	9,496	53,246	—	—	62,742	22,099	1984	(1)
New Dominion Technology Park, Bldg. Two	Office	Herndon, VA	—	5,584	51,868	166	5,574	52,044	—	—	57,618	17,674	2004	(1)
Sumner Square	Office	Washington, DC	—	624	28,745	22,924	958	51,335	—	—	52,293	24,802	1985	(1)
200 West Street	Office	Waltham, MA	—	16,148	24,983	7,121	16,148	32,104	—	—	48,252	15,987	1999	(1)
New Dominion Technology Park, Bldg. One	Office	Herndon, VA	40,975	3,880	43,227	1,073	3,880	44,300	—	—	48,180	20,681	2001	(1)
191 Spring Street	Office	Lexington, MA	—	2,850	27,166	17,359	2,850	44,525	—	—	47,375	30,882	1971/1995	(1)
255 Main Street (formerly One Cambridge Center)	Office	Cambridge, MA	—	134	25,110	18,940	134	44,050	—	—	44,184	26,889	1987	(1)
University Place	Office	Cambridge, MA	12,290	—	37,091	5,344	27	42,408	—	—	42,435	21,913	1985	(1)
2600 Tower Oaks Boulevard	Office	Rockville, MD	—	4,243	31,125	5,761	4,244	36,885	—	—	41,129	16,625	2001	(1)
Quorum Office Park	Office	Chelmsford, MA	—	3,750	32,454	4,116	4,762	35,558	—	—	40,320	13,423	2001	(1)
150 Broadway (formerly Eight Cambridge Center)	Office	Cambridge, MA	—	850	25,042	6,502	822	31,572	—	—	32,394	12,264	1999	(1)
500 E Street	Office	Washington, DC	—	109	22,420	9,780	1,569	30,740	—	—	32,309	21,054	1987	(1)
325 Main Street (formerly Three Cambridge Center)	Office	Cambridge, MA	—	174	12,200	11,003	772	22,605	—	—	23,377	10,364	1987/2013	(1)
105 Broadway (formerly Ten Cambridge Center)	Office	Cambridge, MA	—	1,299	12,943	4,745	1,868	17,119	—	—	18,987	11,590	1990	(1)
40 Shattuck Road	Office	Andover, MA	—	709	14,740	1,961	709	16,701	—	—	17,410	6,046	2001	(1)
201 Spring Street	Office	Lexington, MA	—	2,849	15,303	(1,253)	2,849	14,050	—	—	16,899	6,324	1997	(1)
Lexington Office Park	Office	Lexington, MA	—	998	1,426	13,177	1,073	14,528	—	—	15,601	11,219	1982	(1)
92-100 Hayden Avenue	Office	Lexington, MA	—	594	6,748	7,090	619	13,813	—	—	14,432	10,541	1985	(1)
91 Hartwell Avenue	Office	Lexington, MA	—	784	6,464	6,120	784	12,584	—	—	13,368	7,547	1985	(1)
181 Spring Street	Office	Lexington, MA	—	1,066	9,520	1,573	1,066	11,093	—	—	12,159	4,242	1999	(1)
33 Hayden Avenue	Office	Lexington, MA	—	266	3,234	8,150	266	11,384	—	—	11,650	5,450	1979	(1)
195 West Street	Office	Waltham, MA	—	1,611	6,652	3,278	1,611	9,930	—	—	11,541	6,456	1990	(1)
145 Broadway (formerly Eleven Cambridge Center)	Office	Cambridge, MA	—	121	5,535	4,465	121	10,000	—	—	10,121	7,430	1984	(1)
7501 Boston Boulevard, Building Seven	Office	Springfield, VA	—	665	9,273	15	665	9,288	—	—	9,953	4,027	1997	(1)
7435 Boston Boulevard, Building One	Office	Springfield, VA	—	392	3,822	3,105	486	6,833	—	—	7,319	5,677	1982	(1)
7450 Boston Boulevard, Building Three	Office	Springfield, VA	—	1,165	4,681	1,466	1,327	5,985	—	—	7,312	2,983	1987	(1)
453 Ravendale Drive	Office	Mountain View, CA	—	5,477	1,090	230	5,477	1,320	—	—	6,797	213	1977	(1)

Boston Properties Limited Partnership

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2014

(dollars in thousands)

Property Name				Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
	Type	Location	Encumbrances	Land	Building
8000 Grainger Court, Building Five	Office	Springfield, VA	—	366	4,282	2,090	453	6,285	—	—	6,738	5,042	1984	(1)
7500 Boston Boulevard, Building Six	Office	Springfield, VA	—	138	3,749	2,005	273	5,619	—	—	5,892	4,175	1985	(1)
7300 Boston Boulevard, Building Thirteen	Office	Springfield, VA	—	608	4,773	18	608	4,791	—	—	5,399	4,193	2002	(1)
7601 Boston Boulevard, Building Eight	Office	Springfield, VA	—	200	878	4,133	378	4,833	—	—	5,211	3,571	1986	(1)
250 Binney Street (formerly Fourteen Cambridge Center)	Office	Cambridge, MA	—	110	4,483	569	110	5,052	—	—	5,162	3,835	1983	(1)
8000 Corporate Court, Building Eleven	Office	Springfield, VA	—	136	3,071	1,260	687	3,780	—	—	4,467	2,432	1989	(1)
7375 Boston Boulevard, Building Ten	Office	Springfield, VA	—	23	2,685	822	47	3,483	—	—	3,530	2,333	1988	(1)
7374 Boston Boulevard, Building Four	Office	Springfield, VA	—	241	1,605	1,346	303	2,889	—	—	3,192	2,172	1984	(1)
7451 Boston Boulevard, Building Two	Office	Springfield, VA	—	249	1,542	1,348	535	2,604	—	—	3,139	2,081	1982	(1)
32 Hartwell Avenue	Office	Lexington, MA	—	168	1,943	223	168	2,166	—	—	2,334	1,584	1968- 1979/1987	(1)
164 Lexington Road	Office	Billerica, MA	—	592	1,370	117	592	1,487	—	—	2,079	708	1982	(1)
17 Hartwell Avenue	Office	Lexington, MA	—	26	150	861	26	995	16	—	1,037	687	1968	(1)
Residences on The Avenue, 2221 I St., NW	Residential	Washington, DC	—	—	119,874	(28)	—	119,846	—	—	119,846	11,039	2011	(1)
The Avant at Reston Town Center	Residential	Reston, VA	—	20,350	91,995	—	20,350	91,995	—	—	112,345	2,397	2014	(1)
The Lofts at Atlantic Wharf	Residential	Boston, MA	—	3,529	54,891	1,543	3,529	56,434	—	—	59,963	5,093	2011	(1)
Boston Marriott Cambridge (formerly Cambridge Center Marriott)	Hotel	Cambridge, MA	—	478	37,918	33,269	478	71,187	—	—	71,665	46,709	1986	(1)
Cambridge Center East Garage	Garage	Cambridge, MA	—	—	35,035	1,147	—	36,182	—	—	36,182	7,579	1984	(1)
Cambridge Center West Garage	Garage	Cambridge, MA	—	1,256	15,697	859	1,256	16,556	—	—	17,812	3,700	2006	(1)
Cambridge Center North Garage	Garage	Cambridge, MA	—	1,163	11,633	1,105	1,163	12,738	—	—	13,901	8,252	1990	(1)
Salesforce Tower	Development	San Francisco, CA	—	—	—	345,303	—	—	—	345,303	345,303	—	N/A	N/A
601 Massachusetts Avenue	Development	Washington, DC	—	—	—	189,161	—	—	—	189,161	189,161	—	N/A	N/A
535 Mission Street	Development	San Francisco, CA	—	—	—	171,096	10,789	39,307	—	121,000	171,096	225	N/A	N/A
10 CityPoint	Development	Waltham, MA	—	—	—	21,370	—	—	—	21,370	21,370	—	N/A	N/A
690 Folsom Street	Development	San Francisco, CA	—	—	—	13,237	1,777	6,546	—	4,914	13,237	11	N/A	N/A
Springfield Metro Center	Land	Springfield, VA	—	—	—	32,445	—	—	32,445	—	32,445	—	N/A	N/A
Reston Signature Site	Land	Reston, VA	—	—	—	30,256	—	—	30,256	—	30,256	—	N/A	N/A
Plaza at Almaden	Land	San Jose, CA	—	—	—	29,006	—	—	29,006	—	29,006	—	N/A	N/A
Tower Oaks Master Plan	Land	Rockville, MD	—	—	—	28,919	—	—	28,919	—	28,919	—	N/A	N/A
214 Third Avenue (formerly Prospect Hill)	Land	Waltham, MA	—	—	—	23,255	—	132	12,956	10,167	23,255	—	N/A	N/A
Washingtonian North	Land	Gaithersburg, MD	—	—	—	18,813	—	—	18,813	—	18,813	—	N/A	N/A
6601 & 6605 Springfield Center Drive	Land	Springfield, VA	—	—	—	13,866	—	—	13,866	—	13,866	—	N/A	N/A
103 Fourth Avenue	Land	Waltham, MA	—	—	—	11,920	—	—	11,920	—	11,920	—	N/A	N/A
Reston Gateway	Land	Reston, VA	—	—	—	9,933	—	—	9,933	—	9,933	—	N/A	N/A
Reston Eastgate	Land	Reston, VA	—	—	—	8,817	—	—	8,817	—	8,817	—	N/A	N/A
Crane Meadow	Land	Marlborough, MA	—	—	—	8,726	—	—	8,726	—	8,726	—	N/A	N/A

Boston Properties Limited Partnership

Schedule 3—Real Estate and Accumulated Depreciation

December 31, 2014

(dollars in thousands)

Property Name					Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Depreciable Lives (Years)
	Type	Location	Encumbrances		Land	Building
Broad Run Business Park	Land	Loudoun County, VA	—		—	—	6,311	—	—	6,311	—	6,311	—	N/A	N/A
20 CityPoint	Land	Waltham, MA	—		—	—	4,801	—	—	4,801	—	4,801	—	N/A	N/A
Cambridge Master Plan	Land	Cambridge, MA	—		—	—	3,527	—	—	3,527	—	3,527	—	N/A	N/A
North First Master Plan	Land	San Jose, CA	—		—	—	1,664	—	—	1,664	—	1,664	—	N/A	N/A
425 Fourth Street	Land	San Francisco, CA	—		—	—	1,261	—	—	1,261	—	1,261	—	N/A	N/A
30 Shattuck Road	Land	Andover, MA	—		—	—	1,213	—	—	1,213	—	1,213	—	N/A	N/A

			$4,309,484	(2)	$4,661,817	$11,331,324	$2,793,431	$4,680,181	$13,101,966	$268,114	$736,311	$18,786,572	$3,458,640

Note: Total Real Estate does not include Furniture, Fixtures and Equipment totaling approximately $27,986. Accumulated Depreciation does not include approximately $17,681 of accumulated depreciation related to Furniture, Fixtures and Equipment.

The aggregate cost and accumulated depreciation for tax purposes was approximately $16.0 billion and $2.9 billion, respectively.

(1)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.
(2)	Includes the unamortized balance of the historical fair value adjustment totaling approximately $138.7 million.

Boston Properties Limited Partnership

Real Estate and Accumulated Depreciation

December 31, 2014

(dollars in thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	2014	2013	2012
Real Estate:
Balance at the beginning of the year	$18,523,277	$14,431,521	$12,922,967
Additions to/improvements of real estate	594,296	4,410,622	1,602,583
Assets sold/written-off	(331,001)	(318,866)	(94,029)

Balance at the end of the year	$18,786,572	$18,523,277	$14,431,521

Accumulated Depreciation:
Balance at the beginning of the year	$3,081,040	$2,862,302	$2,577,118
Depreciation expense	447,667	411,860	359,442
Assets sold/written-off	(70,067)	(193,122)	(74,258)

Balance at the end of the year	$3,458,640	$3,081,040	$2,862,302

Note: Real Estate and Accumulated Depreciation amounts do not include Furniture, Fixtures and Equipment.

(b) Exhibits

2.1	—	Transfer Agreement, dated May 31, 2013, by and among BP 767 Fifth LLC, Sungate Fifth Avenue LLC, 767 LLC and BP/DC 767 Fifth LLC (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on June 3, 2013.)

2.2	—	Purchase and Sale Agreement by and among NBIM Walker 601 LEX NYC LLC, NBIM Walker 100 FED BOS LLC, NBIM Walker ATW BOS LLC and Boston Properties Limited Partnership, dated September 16, 2014 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on September 18, 2014).

3.1	—	Form of Amended and Restated Certificate of Incorporation of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)

3.2	—	Amended and Restated Certificate of Designations of Series E Junior Participating Cumulative Preferred Stock of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on June 18, 2007.)

3.3	—	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on May 20, 2010.)

3.4	—	Certificate of Designations of 92,000 shares of 5.25% Series B Cumulative Redeemable Preferred Stock of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 8-A of Boston Properties, Inc. filed on March 22, 2013.)

3.5	—	Second Amended and Restated Bylaws of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on October 24, 2008.)

3.6	—	Amendment to Second Amended and Restated By-laws of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.2 to Boston Properties, Inc.’s Current Report on Form 8-K filed on May 20, 2010.)

3.7	—	Amendment No. 2 to Second Amended and Restated By-laws of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on April 22, 2014.)

3.8	—	Amendment No. 3 to Second Amended and Restated By-laws of Boston Properties, Inc., effective as of February 24, 2015 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on February 24, 2015.)

3.9	—	Form of Certificate of Designations for Series A Preferred Stock. (Incorporated by reference to Exhibit 99.26 to Boston Properties, Inc.’s Current Report on Form 8-K filed on November 25, 1998.)

4.1	—	Shareholder Rights Agreement, dated as of June 18, 2007, between Boston Properties, Inc. and Computershare Trust Company, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on June 18, 2007.)

4.2	—	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.3 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)

4.3	—	Master Deposit Agreement among Boston Properties, Inc., Computershare Inc. and Computershare Trust Company, N.A., collectively, as depositary, and the holders from time to time of depositary shares as described therein, dated March 22, 2013 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Boston Properties, Inc. filed on March 22, 2013.)

4.4	—	Indenture, dated as of December 13, 2002, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1 to Boston Properties, Inc.’s Current Report on Form 8-K/A filed on December 13, 2002.)

4.5	—	Supplemental Indenture No. 8, dated as of October 9, 2009, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 5.875% Senior Note due 2019. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on October 9, 2009.)

4.6	—	Supplemental Indenture No. 9, dated as of April 19, 2010, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 5.625% Senior Note due 2020. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on April 19, 2010.)

4.7	—	Supplemental Indenture No. 10, dated as of November 18, 2010, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 4.125% Senior Note due 2021 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on November 18, 2010.)

4.8	—	Supplemental Indenture No. 11, dated as of November 10, 2011, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 3.700% Senior Note due 2018 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on November 10, 2011.)

4.9	—	Supplemental Indenture No. 12, dated as of June 11, 2012, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 3.85% Senior Note due 2023 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on June 11, 2012.)

4.10	—	Supplemental Indenture No. 13, dated as of April 11, 2013, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 3.125% Senior Note due 2023 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on April 11, 2013.)

4.11	—	Supplemental Indenture No. 14, dated as of June 27, 2013, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 3.800% Senior Note due 2024 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on July 1, 2013.)

10.1	—	Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of June 29, 1998. (Incorporated by reference to Exhibit 99.1 to Boston Properties, Inc.’s Current Report on Form 8-K filed on July 15, 1998.)

10.2	—	Certificate of Designations for the Series Four Preferred Units, dated as of August 29, 2012, constituting an amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 10-Q of Boston Properties, Inc. filed on November 8, 2012.)

10.3	—	Certificate of Designations for the 5.25% Series B Cumulative Redeemable Preferred Units, dated as of March 20, 2013, constituting an amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on March 22, 2013.)

10.4	—	Forty-Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of April 11, 2003, by Boston Properties, Inc., as general partner. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2003.)

10.5*	—	Seventy-Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of January 24, 2008, by Boston Properties, Inc., as general partner. (Incorporated by reference to Exhibit 10.3 to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 29, 2008.)

10.6		—	Ninety-Eighth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of October 21, 2010. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 5, 2010.)

10.7		—	Boston Properties, Inc. 2012 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit A to Boston Properties, Inc.’s Proxy Statement on Schedule 14A filed on March 30, 2012.)

10.8*		—	Form of 2012 Outperformance Award Agreement. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2012.)

10.9*		—	Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.59 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 15, 2005.)

10.10	*	—	First Amendment to the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.60 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 15, 2005.)

10.11	*	—	Second Amendment to the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.61 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 15, 2005.)

10.12	*	—	Boston Properties Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2009. (Incorporated by reference to Exhibit 10.10 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.13	*	—	Employment Agreement by and between Mortimer B. Zuckerman and Boston Properties, Inc. dated as of January 17, 2003. (Incorporated by reference to Exhibit 10.7 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.14	*	—	First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.15	*	—	Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.13 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.16	*	—	Transition Benefits Agreement by and between Mortimer B. Zuckerman and Boston Properties, Inc. dated March 10, 2013 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Boston Properties, Inc. filed on March 11, 2013.)

10.17	*	—	Third Amendment to Employment Agreement by and between Mortimer B. Zuckerman and Boston Properties, Inc. dated March 10, 2013 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Boston Properties, Inc. filed on March 11, 2013.)

10.18	*	—

Employment Agreement by and between Owen D. Thomas and Boston Properties, Inc. dated March 10, 2013 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on March 11, 2013.)

10.19	*	—	Employment Agreement by and between Douglas T. Linde and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.12 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.20	*	—	First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Douglas T. Linde. (Incorporated by reference to Exhibit 10.3 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.21	*	—	Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Douglas T. Linde. (Incorporated by reference to Exhibit 10.19 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.22	*	—	Amended and Restated Employment Agreement by and between Raymond A. Ritchey and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.15 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.23	*	—	First Amendment to Amended and Restated Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Raymond A. Ritchey. (Incorporated by reference to Exhibit 10.4 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.24	*	—	Second Amendment to Amended and Restated Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Raymond A. Ritchey. (Incorporated by reference to Exhibit 10.22 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.25	*	—	Employment Agreement by and between Michael E. LaBelle and Boston Properties, Inc. dated as of January 24, 2008. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 29, 2008.)

10.26	*	—	First Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Michael E. LaBelle. (Incorporated by reference to Exhibit 10.27 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.27	*	—	Employment Agreement by and between Peter D. Johnston and Boston Properties, Inc. dated as of August 25, 2005. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2005.)

10.28	*	—	First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Peter D. Johnston. (Incorporated by reference to Exhibit 10.6 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.29	*	—	Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Peter D. Johnston. (Incorporated by reference to Exhibit 10.30 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.30	*	—	Employment Agreement by and between Bryan J. Koop and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.10 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.31	*	—	First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Bryan J. Koop. (Incorporated by reference to Exhibit 10.7 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.32	*	—	Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Bryan J. Koop. (Incorporated by reference to Exhibit 10.33 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.33	*	—	Employment Agreement by and between Robert E. Pester and Boston Properties, Inc. dated as of December 16, 2002. (Incorporated by reference to Exhibit 10.14 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.34	*	—	First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Robert E. Pester. (Incorporated by reference to Exhibit 10.9 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.35	*	—	Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Robert E. Pester. (Incorporated by reference to Exhibit 10.40 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.36	*	—	Employment Agreement by and between Mitchell S. Landis and Boston Properties, Inc. dated as of November 26, 2002. (Incorporated by reference to Exhibit 10.11 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.37	*	—	First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Mitchell S. Landis. (Incorporated by reference to Exhibit 10.10 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.38	*	—	Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Mitchell S. Landis. (Incorporated by reference to Exhibit 10.43 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.39	*	—	Employment Agreement by and between John F. Powers and Boston Properties, Inc. dated as of November 4, 2013. (Incorporated by reference to Exhibit 10.41 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 28, 2014.)

10.40	*	—	Boston Properties, Inc. Senior Executive Severance Plan. (Incorporated by reference to Exhibit 10.19 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.41	*		First Amendment to the Boston Properties, Inc. Senior Executive Severance Plan, dated as of October 18, 2007. (Incorporated by reference to Exhibit 10.13 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.42	*	—	Second Amendment to the Boston Properties, Inc. Senior Executive Severance Plan, dated as of December 15, 2008. (Incorporated by reference to Exhibit 10.52 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.43	*	—	Third Amendment to the Boston Properties, Inc. Senior Executive Severance Plan, dated as of January 8, 2014. (Incorporated by reference to Exhibit 10.48 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 28, 2014.)

10.44	*	—	Boston Properties, Inc. Executive Severance Plan, dated as of July 30, 1998. (Incorporated by reference to Exhibit 10.20 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.45	*	—	First Amendment to the Boston Properties, Inc. Executive Severance Plan, dated as of October 18, 2007. (Incorporated by reference to Exhibit 10.14 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.46	*	—	Second Amendment to the Boston Properties, Inc. Executive Severance Plan, dated as of January 8, 2014. (Incorporated by reference to Exhibit 10.51 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 28, 2014.)

10.47	*	—	Boston Properties, Inc. Officer Severance Plan, dated as of July 30, 1998. (Incorporated by reference to Exhibit 10.15 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.48	*	—	First Amendment to the Boston Properties, Inc. Officer Severance Plan, dated as of October 18, 2007. (Incorporated by reference to Exhibit 10.16 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.49	*	—	Second Amendment to the Boston Properties, Inc. Officer Severance Plan, dated as of December 15, 2008. (Incorporated by reference to Exhibit 10.57 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.50	*	—	Form of Indemnification Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and certain officers and directors of the Company. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2004.)

10.51	*	—	Director Appointment Agreement, dated as of January 20, 2011, by and between Matthew J. Lustig and Boston Properties, Inc. (Incorporated by reference to Exhibit 10.55 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 25, 2011.)

10.52		—	Seventh Amended and Restated Revolving Credit Agreement, dated as of July 26, 2013, among Boston Properties Limited Partnership and the lenders identified therein (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on July 29, 2013.)

12.1		—	Statement re Computation of Ratios. (Filed herewith.)

21.1		—	Subsidiaries of Boston Properties, Inc. (Filed herewith.)

23.1		—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting firm. (Filed herewith.)

31.1		—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2		—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1		—	Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

32.2		—	Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

101		—	The following materials from Boston Properties Limited Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Partners’ Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

*	Indicates management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner

March 2, 2015	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer (duly authorized officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Boston Properties, Inc., as general partner of the Registrant, and in the capacities and on the dates indicated.

March 2, 2015
	By:	/s/ MORTIMER B. ZUCKERMAN
Mortimer B. Zuckerman Chairman of the Board

	By:	/s/ OWEN D. THOMAS
Owen D. Thomas Director and Chief Executive Officer

	By:	/s/ DOUGLAS T. LINDE
Douglas T. Linde Director and President

	By:	/s/ CAROL B. EINIGER
Carol B. Einiger Director

	By:	/s/ DR. JACOB A. FRENKEL
Dr. Jacob A. Frenkel Director

	By:	/s/ JOEL I. KLEIN
Joel I. Klein Director

	By:	/s/ MATTHEW J. LUSTIG
Matthew J. Lustig Director

	By:	/s/ ALAN J. PATRICOF
Alan J. Patricof Director

	By:	/s/ IVAN G. SEIDENBERG
Ivan G. Seidenberg Director

	By:	/s/ MARTIN TURCHIN
Martin Turchin Director

By:	/s/ DAVID A. TWARDOCK
David A. Twardock Director

By:	/s/ MICHAEL E. LABELLE
Michael E. LaBelle Senior Vice President, Chief Financial Officer and Principal Financial Officer

By:	/s/ LORI W. SILVERSTEIN
Lori W. Silverstein Vice President, Controller and Principal Accounting Officer