Form 10-Q
period 2015-06-30
BOSTON PROPERTIES LTD PARTNERSHIP
filed 2015-08-07
CIK 1043121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

BOSTON PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q

for the quarter ended June 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1—Financial Statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
	(in thousands, except for unit amounts)
ASSETS
Real estate, at cost	$17,786,089	$17,810,133
Construction in progress	880,996	736,311
Land held for future development	277,327	268,114
Less: accumulated depreciation	(3,678,591)	(3,476,321)

Total real estate	15,265,821	15,338,237
Cash and cash equivalents	1,342,751	1,763,079
Cash held in escrows	252,558	487,321
Investments in securities	20,953	19,459
Tenant and other receivables (net of allowance for doubtful accounts of $1,061 and $1,142, respectively)	55,183	46,595
Accrued rental income (net of allowance of $1,219 and $1,499, respectively)	730,797	691,999
Deferred charges, net	771,419	831,744
Prepaid expenses and other assets	117,993	164,432
Investments in unconsolidated joint ventures	209,974	193,394

Total assets	$18,767,449	$19,536,260

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$4,269,808	$4,309,484
Unsecured senior notes (net of discount of $11,497 and $12,296, respectively)	5,288,503	5,287,704
Unsecured line of credit	—	—
Mezzanine notes payable	309,148	309,796
Outside members’ notes payable	180,000	180,000
Accounts payable and accrued expenses	231,900	243,263
Distributions payable	112,892	882,472
Accrued interest payable	178,548	163,532
Other liabilities	448,480	502,255

Total liabilities	11,019,279	11,878,506

Commitments and contingencies	—	—

Noncontrolling interests:
Redeemable interest in property partnership	106,233	104,692

Redeemable partnership units—0 and 12,667 series four preferred units outstanding at redemption value at June 30, 2015 and December 31, 2014, respectively	—	633

Redeemable partnership units—16,192,518 and 16,453,670 common units and 1,839,555 and 1,496,799 long term incentive units outstanding at redemption value at June 30, 2015 and December 31, 2014, respectively	2,182,602	2,310,046

Capital:
5.25% Series B cumulative redeemable preferred units, liquidation preference $2,500 per unit, 80,000 units issued and outstanding at June 30, 2015 and December 31, 2014	193,623	193,623
Boston Properties Limited Partnership partners’ capital—1,715,060 and 1,710,644 general partner units and 151,758,871 and 151,403,301 limited partner units outstanding at June 30, 2015 and December 31, 2014, respectively	3,675,231	3,446,293
Noncontrolling interests in property partnerships	1,590,481	1,602,467

Total capital	5,459,335	5,242,383

Total liabilities and capital	$18,767,449	$19,536,260

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands, except for per unit amounts)
Revenue
Rental
Base rent	$486,609	$463,239	$977,291	$918,257
Recoveries from tenants	86,795	81,382	175,388	163,316
Parking and other	26,552	26,300	51,340	50,633

Total rental revenue	599,956	570,921	1,204,019	1,132,206
Hotel revenue	13,403	12,367	22,488	20,560
Development and management services	4,862	6,506	10,190	11,722

Total revenue	618,221	589,794	1,236,697	1,164,488

Expenses
Operating
Rental	214,464	202,646	435,814	409,034
Hotel	8,495	7,315	16,071	14,112
General and administrative	22,284	23,271	51,075	53,176
Transaction costs	208	661	535	1,098
Depreciation and amortization	165,846	152,602	318,070	304,847

Total expenses	411,297	386,495	821,565	782,267

Operating income	206,924	203,299	415,132	382,221
Other income (expense)
Income from unconsolidated joint ventures	3,078	2,834	17,912	5,650
Interest and other income	1,293	2,109	2,700	3,420
Gains (losses) from investments in securities	(24)	662	369	948
Interest expense	(108,534)	(110,977)	(217,291)	(224,531)

Income before gains on sales of real estate	102,737	97,927	218,822	167,708
Gains on sales of real estate	—	—	95,084	—

Net income	102,737	97,927	313,906	167,708
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(9,264)	(7,553)	(24,472)	(11,907)
Noncontrolling interest—redeemable preferred units	(3)	(320)	(6)	(939)

Net income attributable to Boston Properties Limited Partnership	93,470	90,054	289,428	154,862
Preferred distributions	(2,618)	(2,618)	(5,207)	(5,207)

Net income attributable to Boston Properties Limited Partnership common unitholders	$90,852	$87,436	$284,221	$149,655

Basic earnings per common unit attributable to Boston Properties Limited Partnership common unitholders
Net income	$0.53	$0.51	$1.66	$0.88

Weighted average number of common units outstanding	171,146	170,382	171,116	170,113

Diluted earnings per common unit attributable to Boston Properties Limited Partnership common unitholders
Net income	$0.53	$0.51	$1.66	$0.88

Weighted average number of common and common equivalent units outstanding	171,511	170,542	171,620	170,262

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net income	$102,737	$97,927	$313,906	$167,708
Other comprehensive income:
Effective portion of interest rate contracts	15,639	—	12,106	—
Amortization of interest rate contracts (1)	628	624	1,255	1,253

Other comprehensive income	16,267	624	13,361	1,253

Comprehensive income	119,004	98,551	327,267	168,961
Comprehensive income attributable to noncontrolling interests	(10,183)	(10,491)	(25,394)	(18,053)

Comprehensive income attributable to Boston Properties Limited Partnership	$108,821	$88,060	$301,873	$150,908

(1)	Amounts reclassified from comprehensive income primarily to interest expense within the Company’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited and in thousands)

Total Partners’ Capital
Balance at December 31, 2014	$3,639,916
Contributions	4,659
Net income allocable to general and limited partner units	259,898
Distributions	(204,676)
Accumulated other comprehensive income	11,152
Unearned compensation	(939)
Conversion of redeemable partnership units	10,843
Adjustment to reflect redeemable partnership units at redemption value	148,001

Balance at June 30, 2015	$3,868,854

Balance at December 31, 2013	$4,187,171
Contributions	3,524
Net income allocable to general and limited partner units	139,852
Distributions	(204,178)
Accumulated other comprehensive income	1,127
Unearned compensation	376
Conversion of redeemable partnership units	2,241
Adjustment to reflect redeemable partnership units at redemption value	(322,593)

Balance at June 30, 2014	$3,807,520

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the six months ended June 30,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$313,906	$167,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	318,070	304,847
Non-cash compensation expense	16,480	16,899
Income from unconsolidated joint ventures	(17,912)	(5,650)
Distributions of net cash flow from operations of unconsolidated joint ventures	5,769	2,205
Gains from investments in securities	(369)	(948)
Non-cash portion of interest expense	(21,852)	(18,171)
Settlement of accreted debt discount on repurchases of unsecured exchangeable senior notes	—	(92,979)
Gains on sales of real estate	(95,084)	—
Change in assets and liabilities:
Cash held in escrows	(175)	(2,047)
Tenant and other receivables, net	(8,588)	8,116
Accrued rental income, net	(40,173)	(21,984)
Prepaid expenses and other assets	63,545	51,442
Accounts payable and accrued expenses	(5,973)	(4,704)
Accrued interest payable	15,016	(11,499)
Other liabilities	(56,580)	(39,253)
Tenant leasing costs	(43,004)	(44,989)

Total adjustments	129,170	141,285

Net cash provided by operating activities	443,076	308,993

Cash flows from investing activities:
Construction in progress	(154,430)	(206,603)
Building and other capital improvements	(48,133)	(37,285)
Tenant improvements	(51,444)	(53,935)
Proceeds from sales of real estate	194,821	—
Proceeds from sales of real estate placed in escrow	(200,612)	—
Proceeds from sales of real estate released from escrow	441,903	—
Cash placed in escrow for land sale contracts	(7,111)	—
Cash released from escrow for land sale contracts	758	—
Deposit on real estate	(5,000)	—
Capital contributions to unconsolidated joint ventures	(14,989)	(47,767)
Capital distributions from unconsolidated joint ventures	24,527	357
Investments in securities, net	(1,125)	(1,338)

Net cash provided by (used in) investing activities	179,165	(346,571)

BOSTON PROPERTIES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2015	2014
	(in thousands)
Cash flows from financing activities:
Repayments of mortgage notes payable	(12,909)	(12,207)
Repayment of unsecured exchangeable senior notes	—	(654,521)
Proceeds from real estate financing transaction	6,000	—
Payments on real estate financing transaction	(1,523)	—
Deferred financing costs	(163)	(31)
Net proceeds from equity transactions	332	1,162
Redemption of preferred units	(633)	—
Distributions	(997,840)	(612,612)
Contributions from noncontrolling interests in property partnerships	1,089	1,675
Distributions to noncontrolling interests in property partnerships	(36,922)	(14,449)

Net cash used in financing activities	(1,042,569)	(1,290,983)

Net decrease in cash and cash equivalents	(420,328)	(1,328,561)
Cash and cash equivalents, beginning of period	1,763,079	2,365,137

Cash and cash equivalents, end of period	$1,342,751	$1,036,576

Supplemental disclosures:
Cash paid for interest	$240,942	$379,766

Interest capitalized	$16,815	$32,586

Non-cash investing and financing activities:
Additions to real estate included in accounts payable and accrued expenses	$17,604	$4,831

Distributions declared but not paid	$112,892	$112,420

Conversions of redeemable partnership units to partners’ capital	$10,843	$2,241

Conversions of redeemable preferred units to common units	$—	$33,306

Issuance of restricted securities to employees	$43,363	$27,445

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Boston Properties Limited Partnership (the “Company”), a Delaware limited partnership, is the entity through which Boston Properties, Inc., a self-administered and self-managed real estate investment trust (“REIT”), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Boston Properties, Inc. is the sole general partner of the Company and at June 30, 2015 and December 31, 2014 owned an approximate 89.5% general and limited partnership interest in the Company. Partnership interests in the Company are denominated as “common units of partnership interest” (also referred to as “OP Units”), “long term incentive units of partnership interest” (also referred to as “LTIP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). In addition, in February 2012, the Company issued LTIP Units in connection with the granting to employees of outperformance awards (also referred to as “2012 OPP Units”). On February 6, 2015, the measurement period for the Company’s 2012 OPP Unit awards expired and the Company’s total return to shareholders (“TRS”) was sufficient for employees to earn and therefore become eligible to vest in a portion of the 2012 OPP Unit awards (See Notes 7 and 10). In February 2013, February 2014 and February 2015, the Company issued LTIP Units in connection with the granting to employees of multi-year, long-term incentive program (“MYLTIP”) awards (also referred to as “2013 MYLTIP Units,” “2014 MYLTIP Units” and “2015 MYLTIP Units,” respectively, and collectively as “MYLTIP Units”). Because the rights, preferences and privileges of MYLTIP Units differ from other LTIP Units granted to employees as part of the annual compensation process, unless specifically noted otherwise, all references to LTIP Units exclude MYLTIP Units (See Notes 7 and 10).

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

At June 30, 2015, there was one series of Preferred Units outstanding (i.e., Series B Preferred Units). The Series B Preferred Units were issued to Boston Properties, Inc. on March 27, 2013 in connection with Boston Properties, Inc.’s issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). Boston Properties, Inc. contributed the net proceeds from the offering to the Company in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock (See Note 8).

All references herein to the Company refer to Boston Properties Limited Partnership and its consolidated subsidiaries, collectively, unless the context otherwise requires.

Properties

At June 30, 2015, the Company owned or had interests in a portfolio of 170 commercial real estate properties (the “Properties”) aggregating approximately 46.3 million net rentable square feet, including thirteen properties under construction/redevelopment totaling approximately 4.2 million net rentable square feet. In addition, the Company has structured parking for approximately 43,341 vehicles containing approximately 14.7 million square feet. At June 30, 2015, the Properties consisted of:

•	162 office properties, including 131 Class A office properties (including twelve properties under construction/redevelopment) and 31 Office/Technical properties;

•	one hotel;

•	five retail properties (including one property under construction); and

•	two residential properties.

The Company owns or controls undeveloped land parcels totaling approximately 484.4 acres.

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

Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate. The following table presents the aggregate carrying value of the Company’s indebtedness and the Company’s corresponding estimate of fair value as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage notes payable	$4,269,808	$4,401,756	$4,309,484	$4,449,541
Mezzanine notes payable	309,148	306,130	309,796	306,156
Unsecured senior notes	5,288,503	5,602,523	5,287,704	5,645,819

Total	$9,867,459	$10,310,409	$9,906,984	$10,401,516

The Company uses interest rate swap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Recent Accounting Pronouncements

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of

an Entity” (“ASU 2014-08”). ASU 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted, and the Company early adopted ASU 2014-08 during the first quarter of 2014. The Company’s adoption of ASU 2014-08 resulted in the operating results and gain on sale of real estate from the operating property sold during the six months ended June 30, 2015 not being reflected as Discontinued Operations in the Company’s Consolidated Statements of Operations (See Note 3).

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

3. Real Estate Activity During the Six Months Ended June 30, 2015

Dispositions

On February 19, 2015, the Company completed the sale of a parcel of land within its Washingtonian North property located in Gaithersburg, Maryland for a gross sale price of $8.7 million. Net cash proceeds totaled approximately $8.3 million, resulting in a gain on sale of real estate totaling approximately $3.7 million. The parcel contains approximately 8.5 acres of the Company’s approximately 27 acre property.

On March 17, 2015, the Company completed the sale of its Residences on The Avenue property located in Washington, DC for a gross sale price of $196.0 million. Net cash proceeds totaled approximately $192.5 million, resulting in a gain on sale of real estate totaling approximately $91.4 million. The Company has agreed to provide net operating income support of up to $6.0 million should the property’s net operating income fail to achieve certain thresholds. This amount has been recorded as a reduction to the gain on sale. The Residences on The Avenue is comprised of 335 apartment units and approximately 50,000 net rentable square feet of retail space, subject to a ground lease that expires on February 1, 2068. The Residences on The Avenue contributed approximately $1.1 million of net income to the Company for the period from January 1, 2015 through March 16, 2015 and $0.9 million and $1.7 million for the three and six months ended June 30, 2014, respectively.

Redevelopment

On May 1, 2015, the Company commenced the redevelopment of Reservoir Place North, a Class A office project with approximately 73,000 net rentable square feet located in Waltham, Massachusetts.

4. Investments in Unconsolidated Joint Ventures

The investments in unconsolidated joint ventures consist of the following at June 30, 2015:

		Nominal % Ownership		Carrying Value of Investment (1)
Entity	Properties			June 30, 2015	December 31, 2014
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.0%		$(10,161)	$(8,022)
The Metropolitan Square Associates LLC	Metropolitan Square	51.0%		9,188	8,539
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0	%(2)	(12,411)	(1,080)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3	%(3)	44,597	45,514
Annapolis Junction NFM, LLC	Annapolis Junction	50.0	%(4)	26,812	25,246
540 Madison Venture LLC	540 Madison Avenue	60.0%		68,627	68,128
500 North Capitol LLC	500 North Capitol Street, NW	30.0%		(2,755)	(2,250)
501 K Street LLC	1001 6th Street	50.0	%(5)	42,704	41,736
Podium Developer LLC	North Station (Phase I—Air Rights)	50.0%		6,609	4,231
1265 Main Office JV LLC	1265 Main Street	50.0%		2,209	N/A
BNY Tower Holdings LLC	Dock72 at the Brooklyn Navy Yard	50.0%		9,228	N/A

				$184,647	$182,042

(1)	Investments with deficit balances aggregating approximately $25.3 million and $11.4 million at June 30, 2015 and December 31, 2014, respectively, have been reflected within Other Liabilities on the Company’s Consolidated Balance Sheets.
(2)	The Company’s economic ownership has increased based on the achievement of certain return thresholds.
(3)	The Company’s wholly-owned entity that owns the office component of the project also owns a 33.3% interest in the entity owning the land, parking garage and infrastructure of the project.
(4)	The joint venture owns two in-service buildings, two buildings under construction and two undeveloped land parcels.
(5)	Under the joint venture agreement, the partner will be entitled to up to two additional payments from the venture based on increases in total square footage of the project above 520,000 square feet and achieving certain project returns at stabilization.

Certain of the Company’s unconsolidated joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures at an agreed upon fair value. Under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
ASSETS
Real estate and development in process, net	$1,038,567	$1,034,552
Other assets	243,773	264,097

Total assets	$1,282,340	$1,298,649

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable	$832,860	$830,075
Other liabilities	35,483	34,211
Members’/Partners’ equity	413,997	434,363

Total liabilities and members’/partners’ equity	$1,282,340	$1,298,649

Company’s share of equity	$212,065	$209,828
Basis differentials (1)	(27,418)	(27,786)

Carrying value of the Company’s investments in unconsolidated joint ventures (2)	$184,647	$182,042

(1)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials occur from impairment of investments and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.
(2)	Investments with deficit balances aggregating approximately $25.3 million and $11.4 million at June 30, 2015 and December 31, 2014, respectively, have been reflected within Other Liabilities on the Company’s Consolidated Balance Sheets.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015		2014
	(in thousands)
Total revenue (1)	$39,152	$38,437	$78,684		$76,471
Expenses
Operating	15,824	15,461	32,099		30,925
Depreciation and amortization	8,951	9,167	18,022		18,259

Total expenses	24,775	24,628	50,121		49,184

Operating income	14,377	13,809	28,563		27,287
Other expense
Interest expense	7,986	7,984	15,966		15,996

Net income	$6,391	$5,825	$12,597		$11,291

Company’s share of net income	$2,902	$2,578	$17,544	(2)	$5,203
Basis differential	176	256	368		447

Income from unconsolidated joint ventures	$3,078	$2,834	$17,912		$5,650

(1)

Includes straight-line rent adjustments of approximately $0.3 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $2.0 million and $0.9 million for the six months ended June 30, 2015 and 2014. Includes net above-/below-market rent adjustments of approximately

$(0.1) million and $(0.1) million for the three months ended June 30, 2015 and 2014, respectively, and approximately $(0.1) million and $0.0 million for the six months ended June 30, 2015 and 2014, respectively.
(2)	During the six months ended June 30, 2015, the Company received a distribution of approximately $24.5 million, which was generated from the excess loan proceeds from the refinancing of 901 New York Avenue’s mortgage loan to a new 10-year mortgage loan totaling $225.0 million. The Company’s allocation of income and distributions for the six months ended June 30, 2015 was not proportionate to its nominal ownership interest as a result of the achievement of specified investment return thresholds, as provided for in the joint venture agreement.

On May 8, 2015, the Company entered into a joint venture with an unrelated third party to redevelop an existing building into a Class A office building totaling approximately 115,000 net rentable square feet at 1265 Main Street in Waltham, Massachusetts. The joint venture partner contributed real estate and improvements, with an aggregate fair value of approximately $9.4 million, for its initial 50% interest in the joint venture. For its initial 50% interest, the Company will contribute cash totaling approximately $9.4 million as the joint venture incurs costs. The joint venture has entered into a fifteen-year lease with a tenant to occupy 100% of the building.

On June 26, 2015, the Company entered into a joint venture with an unrelated third party to develop Dock72, an office building totaling approximately 670,000 net rentable square feet located at the Brooklyn Navy Yard in Brooklyn, New York. Each partner contributed cash totaling approximately $9.1 million for their initial 50% interest in the joint venture. The joint venture entered into a 96-year ground lease, comprised of an initial term of 46 years, which may be extended by the joint venture to 2111, subject to certain conditions. The joint venture also entered into a 20-year lease with a tenant to occupy approximately 222,000 net rentable square feet at the building. In addition, the joint venture entered into an option agreement pursuant to which it may lease an additional land parcel at the site, which could support between 600,000 and 1,000,000 net rentable square feet of development. In connection with the execution of the option agreement, the joint venture paid a non-refundable option payment of $1.0 million.

5. Derivative Instruments and Hedging Activities

On February 19, 2015, the Company commenced a planned interest rate hedging program. The Company entered into eight forward-starting interest rate swap contracts during the six months ended June 30, 2015, which fix the 10-year swap rate at a weighted-average rate of approximately 2.458% per annum on notional amounts aggregating $325.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in September 2016 and maturity in September 2026 (See Note 12). In addition, 767 Fifth Partners LLC, which is the consolidated entity (in which the Company has a 60% interest and owns 767 Fifth Avenue (the General Motors Building) in New York City), entered into five forward-starting interest rate swap contracts during the six months ended June 30, 2015, which fix the 10-year swap rate at a weighted-average rate of approximately 2.793% per annum on notional amounts aggregating $150.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in June 2017 and maturity in June 2027 (See Note 12). The Company’s interest rate swap contracts consisted of the following at June 30, 2015:

Derivative Instrument	Notional Amount	Effective Date	Maturity Date	Strike Rate	Balance Sheet Location	Fair Value
	(in thousands)					(in thousands)
Boston Properties Limited Partnership:
Interest Rate Swap	$50,000	September 1, 2016	September 1, 2026	2.571%	Prepaid Expenses and Other Assets	$1,003
Interest Rate Swap	75,000	September 1, 2016	September 1, 2026	2.476%	Prepaid Expenses and Other Assets	2,172
Interest Rate Swap	50,000	September 1, 2016	September 1, 2026	2.523%	Prepaid Expenses and Other Assets	1,215
Interest Rate Swap	50,000	September 1, 2016	September 1, 2026	2.480%	Prepaid Expenses and Other Assets	1,402
Interest Rate Swap	25,000	September 1, 2016	September 1, 2026	2.348%	Prepaid Expenses and Other Assets	1,008
Interest Rate Swap	25,000	September 1, 2016	September 1, 2026	2.249%	Prepaid Expenses and Other Assets	1,208
Interest Rate Swap	25,000	September 1, 2016	September 1, 2026	2.242%	Prepaid Expenses and Other Assets	1,242
Interest Rate Swap	25,000	September 1, 2016	September 1, 2026	2.541%	Prepaid Expenses and Other Assets	567

	$325,000			2.458%		$9,817
767 Fifth Partners LLC:
Interest Rate Swap	$25,000	June 7, 2017	June 7, 2027	2.683%	Prepaid Expenses and Other Assets	$618
Interest Rate Swap	50,000	June 7, 2017	June 7, 2027	2.677%	Prepaid Expenses and Other Assets	1,261
Interest Rate Swap	25,000	June 7, 2017	June 7, 2027	2.913%	Prepaid Expenses and Other Assets	123
Interest Rate Swap	25,000	June 7, 2017	June 7, 2027	2.857%	Prepaid Expenses and Other Assets	244
Interest Rate Swap	25,000	June 7, 2017	June 7, 2027	2.950%	Prepaid Expenses and Other Assets	43

	$150,000			2.793%		$2,289

	$475,000					$12,106

The Company entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in September 2016. The Company’s 767 Fifth Partners LLC consolidated entity entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in June 2017. The Company has formally documented all of its relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also assesses and documents, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. All components of the forward-starting interest rate swap contracts were included in the assessment of hedge effectiveness. The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the Company’s indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of June 30, 2015, the fair value of derivatives in a net asset position, which excludes any adjustment for nonperformance risk and excludes accrued interest, related to these agreements was approximately $12.1 million. As of June 30, 2015, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2015, it could have been required to settle its obligations under the agreements at their termination value and would have received approximately $12.1 million. The Company accounts for the effective portion of changes in the fair value of a derivative in accumulated other comprehensive income (loss) and subsequently reclassifies the effective portion to earnings over the term that the hedged transaction affects earnings. The Company accounts for the ineffective portion of changes in the fair value of a derivative directly in earnings. During the six months ended June 30, 2015, the Company has recorded the changes in fair value of the swap contracts related to the effective portion of the interest rate contracts aggregating approximately $12.1 million in Prepaid Expenses and Other Assets and Accumulated Other Comprehensive Income (Loss) within the Company’s Consolidated Balance Sheets. During the six months ended June 30, 2015, the Company did not record any hedge ineffectiveness. The Company does not expect to reclassify into earnings any amounts recorded within Accumulated Other Comprehensive Income (Loss) relating to the forward-starting interest rate swap contracts within the next twelve months.

The following table presents the location in the financial statements of the gains or losses recognized related to the Company’s cash flow hedges for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Amount of gain related to the effective portion recognized in other comprehensive income (loss)	$15,639	$—	$12,106	$—

Amount of loss related to the effective portion subsequently reclassified to earnings (1)	$(628)	$(624)	$(1,255)	$(1,253)

Amount of gain (loss) related to the ineffective portion and amount excluded from effectiveness testing	$—	$—	$—	$—

(1)	Consists of amounts from previous interest rate hedging programs.

The following table reflects the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2015 and 2014 (in thousands):

Balance at December 31, 2014	$(12,973)
Effective portion of interest rate contracts	12,106
Amortization of interest rate contracts (1)	1,255
Comprehensive income attributable to noncontrolling interests	(916)

Balance at June 30, 2015	$(528)

Balance at December 31, 2013	$(15,481)
Amortization of interest rate contracts (1)	1,253

Balance at June 30, 2014	$(14,228)

(1)	Consists of amounts from previous interest rate hedging programs.

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

The Company has letter of credit and performance obligations related to lender and development requirements that total approximately $23.5 million.

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

In connection with the assumption of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated entity, 767 Venture, LLC, the Company guaranteed the consolidated joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of June 30, 2015, the maximum funding obligation under the guarantee was approximately $29.5 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.

In connection with 767 Fifth Partners LLC entering into interest rate swap contracts (See Note 5), the Company guaranteed 767 Fifth Partners LLC’s obligations under the hedging agreements in favor of each hedge counterparty. 767 Fifth Partners LLC is the entity that owns 767 Fifth Avenue (the General Motors Building). It is a subsidiary of 767 Venture, LLC, a consolidated entity in which the Company has a 60% interest. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.

In connection with the mortgage financing collateralized by the Company’s 200 Clarendon Street (formerly the John Hancock Tower) property located in Boston, Massachusetts, the Company has agreed to guarantee approximately $25.3 million related to its obligations to provide funds for certain tenant re-leasing costs. The mortgage financing will mature on January 6, 2017.

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

In 2009, the Company filed a general unsecured creditor’s claim against Lehman Brothers, Inc. for approximately $45.3 million related to its rejection of a lease at 399 Park Avenue in New York City. On January 10, 2014, the trustee for the liquidation of the business of Lehman Brothers allowed the Company’s claim in the amount of approximately $45.2 million. During 2014, the Company received an initial distribution totaling approximately $7.7 million. On March 11, 2015, the Company received a second interim distribution totaling approximately $4.5 million, which is included in Base Rent in the accompanying Consolidated Statements of Operations for the six months ended June 30, 2015, leaving a remaining claim of approximately $33.0 million. The Company will continue to evaluate whether to attempt to sell the remaining claim or wait until the trustee distributes proceeds from the Lehman Brothers estate. Given the inherent uncertainties in bankruptcy proceedings, there can be no assurance as to the timing or amount of proceeds, if any, that the Company may ultimately realize on the remaining claim, whether by sale to a third party or by one or more distributions from the trustee. Accordingly, the Company has not recorded any estimated recoveries associated with this gain contingency within its consolidated financial statements at June 30, 2015.

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

7. Noncontrolling Interests

Noncontrolling interests relate to the interests in the Company not owned by Boston Properties, Inc. and interests in consolidated property partnerships not wholly-owned by the Company. As of June 30, 2015, the noncontrolling interests in the Company consisted of 16,192,518 OP Units, 1,839,555 LTIP Units (including 216,960 2012 OPP Units), 309,818 2013 MYLTIP Units, 476,320 2014 MYLTIP Units and 368,415 2015 MYLTIP Units held by parties other than Boston Properties, Inc.

Noncontrolling Interest—Redeemable Interest in Property Partnership

On October 4, 2012, the Company completed the formation of a joint venture that owns and operates Fountain Square located in Reston, Virginia. The joint venture partner contributed the property valued at approximately $385.0 million and related mortgage indebtedness totaling approximately $211.3 million for a nominal 50% interest in the joint venture. The Company contributed cash totaling approximately $87.0 million for its nominal 50% interest, which cash was distributed to the joint venture partner. Pursuant to the joint venture agreement (i) the Company has rights to acquire the partner’s nominal 50% interest and (ii) the partner has the right to cause the Company to acquire the partner’s interest on January 4, 2016, in each case at a fixed price totaling approximately $102.0 million in cash. The fixed price option rights expire on January 31, 2016 (See Note 12). The Company is consolidating this joint venture due to the Company’s right to acquire the partner’s nominal 50% interest. The Company recorded the noncontrolling interest at its acquisition-date fair value as temporary equity, due to the redemption option existing outside the control of the Company. The Company accretes the changes in the redemption value quarterly over the period from the acquisition date to the earliest redemption date using the effective interest method. The Company records the accretion after the allocation of net income and distributions of cash flow to the noncontrolling interest account balance.

The following table reflects the activity of the noncontrolling interest—redeemable interest in property partnership in the Company’s Fountain Square consolidated entity for the six months ended June 30, 2015 and 2014 (in thousands):

Balance at December 31, 2014	$104,692
Net loss	(24)
Distributions	(2,900)
Adjustment to reflect redeemable interest at redemption value	4,465

Balance at June 30, 2015	$106,233

Balance at December 31, 2013	$99,609
Net loss	(240)
Distributions	(2,300)
Adjustment to reflect redeemable interest at redemption value	6,709 (1)

Balance at June 30, 2014	$103,778

(1)	Includes an out-of-period adjustment totaling approximately $2.4 million (See Note 2).

Noncontrolling Interest—Redeemable Preferred Units of the Company

On June 25, 2015, the Company redeemed the remaining 12,667 Series Four Preferred Units for cash totaling approximately $0.6 million, plus accrued and unpaid distributions. The Series Four Preferred Units bore a preferred distribution equal to 2.00% per annum on a liquidation preference of $50.00 per unit and were not convertible into OP Units. The holders of Series Four Preferred Units had the right, at certain times and subject to certain conditions set forth in the Certificate of Designations establishing the rights, limitations and preferences of the Series Four Preferred Units, to require the Company to redeem all of their units for cash at the redemption price of $50.00 per unit. The Company also had the right, at certain times and subject to certain conditions, to redeem all of the Series Four Preferred Units for cash at the redemption price of $50.00 per unit. In order to secure the performance of certain post-issuance obligations by the holders, all of such outstanding Series Four Preferred Units were subject to forfeiture pursuant to the terms of a pledge agreement and not eligible for redemption until and unless such security interest was released. On May 19, 2014, the Company released to the holders 319,687 Series Four Preferred Units that were previously subject to the security interest. On July 3, 2014, the Company redeemed such units for cash totaling approximately $16.0 million, plus accrued and unpaid distributions. On October 16, 2014, the Company released to the holders 27,773 Series Four Preferred Units that were previously subject to the security interest under the pledge agreement. On November 5, 2014, the Company redeemed such units for cash totaling approximately $1.4 million. Due to the holders’ redemption option existing outside the control of the Company, the Series Four Preferred Units were not included in Partners’ Capital in the Company’s Consolidated Balance Sheets.

On February 17, 2015, the Company paid a distribution on its outstanding Series Four Preferred Units of $0.25 per unit. On May 15, 2015, the Company paid a distribution on its outstanding Series Four Preferred Units of $0.25 per unit.

The following table reflects the activity of the noncontrolling interests—redeemable preferred units of the Company for the six months ended June 30, 2015 and 2014 (in thousands):

Balance at December 31, 2014	$633
Net income	6
Distributions	(6)
Redemption of redeemable preferred units (Series Four Preferred Units)	(633)

Balance at June 30, 2015	$—

Balance at December 31, 2013	$105,746
Net income	939
Distributions	(939)
Reallocation of partnership interest (1)	(87,740)

Balance at June 30, 2014	$18,006

(1)	Includes the conversion of the remaining 666,116 Series Two Preferred Units into 874,168 OP Units during the six months ended June 30, 2014.

Noncontrolling Interest—Common Units of the Company

During the six months ended June 30, 2015, 321,700 OP Units were presented by the holders for redemption (including 57,701 OP Units issued upon conversion of LTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.

At June 30, 2015, the Company had outstanding 309,818 2013 MYLTIP Units, 476,320 2014 MYLTIP Units and 368,415 2015 MYLTIP Units. Prior to the measurement date (February 4, 2016 for 2013 MYLTIP Units, February 3, 2017 for 2014 MYLTIP Units and February 4, 2018 for 2015 MYLTIP Units), holders of MYLTIP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.

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

On January 28, 2015, the Company paid a special cash distribution on the OP Units and LTIP Units in the amount of $4.50 per unit, a regular quarterly cash distribution on the OP Units and LTIP Units in the amount of $0.65 per unit, and a regular quarterly distribution on the 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units in the amount of $0.065 per unit, to holders of record as of the close of business on December 31, 2014. The special cash distribution was in addition to the regular quarterly distribution on the OP Units and LTIP Units. Unless and until they are earned, holders of OPP Units and MYLTIP Units are not entitled to receive any special distributions. On April 30, 2015, the Company paid a distribution on the OP Units and LTIP Units in the amount of $0.65 per unit, a distribution on the 2012 OPP Units in the amount of $0.416 per unit (representing a blended rate for periods prior to and after February 6, 2015, which was the valuation date for the 2012 Outperformance Plan), and a distribution on the 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units in the amount of $0.065 per unit, to holders of record as of the close of business on March 31, 2015. On June 17, 2015, Boston Properties, Inc., as general partner of the Company, declared a distribution on the OP Units and LTIP Units (including the 2012 OPP Units) in the amount of $0.65 per unit and a distribution on the 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units in the amount of $0.065 per unit, in each case payable on July 31, 2015 to holders of record as of the close of business on June 30, 2015.

The following table reflects the activity of the noncontrolling interests—redeemable common units for the six months ended June 30, 2015 and 2014 (in thousands):

Balance at December 31, 2014	$2,310,046
Contributions	39,036
Net income	29,530
Distributions	(23,578)
Conversion of redeemable partnership units	(10,843)
Unearned compensation	(14,881)
Accumulated other comprehensive income	1,293
Adjustment to reflect redeemable partnership units at redemption value	(148,001)

Balance at June 30, 2015	$2,182,602

Balance at December 31, 2013	$1,710,218
Contributions	23,990
Net income	15,010
Distributions	(22,673)
Conversion of redeemable partnership units	(2,241)
Unearned compensation	(11,091)
Accumulated other comprehensive income	126
Adjustment to reflect redeemable partnership units at redemption value	410,333

Balance at June 30, 2014	$2,123,672

Pursuant to the Company’s partnership agreement, certain limited partners in the Company have the right to redeem all or any portion of their interest for cash from the Company. However, Boston Properties, Inc. may elect to acquire the limited partner’s interest by issuing its Common Stock in exchange for the interest. The amount of cash to be paid to the limited partner if the redemption right is exercised and Boston Properties, Inc. does not elect to issue its Common Stock is based on the trading price of Boston Properties, Inc.’s common stock at that time. Due to the redemption option existing outside the control of the Company, such limited partners’

units are not included in Partners’ Capital. The value of the OP Units not owned by Boston Properties, Inc. and LTIP Units (including the 2012 OPP Units) assuming that all conditions had been met for the conversion thereof, assuming all of such units had been redeemed at June 30, 2015 was approximately $2.2 billion based on the closing price of Boston Properties, Inc.’s common stock of $121.04 per share.

Noncontrolling Interests—Property Partnerships

The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.6 billion at June 30, 2015 and December 31, 2014, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.

The following table reflects the activity of the noncontrolling interests in property partnerships for the six months ended June 30, 2015 and 2014 (in thousands):

Balance at December 31, 2014	$1,602,467
Capital contributions	1,089
Net income	20,031
Accumulated other comprehensive income	916
Distributions	(34,022)

Balance at June 30, 2015	$1,590,481

Balance at December 31, 2013	$726,132
Capital contributions	1,675
Net income	5,438
Distributions	(12,149)

Balance at June 30, 2014	$721,096

8. Partners’ Capital

As of June 30, 2015, Boston Properties, Inc. owned 1,715,060 general partnership units and 151,758,871 limited partnership units.

On June 3, 2014, Boston Properties, Inc. established an “at the market” (“ATM”) stock offering program through which it may sell from time to time up to an aggregate of $600.0 million of its common stock through sales agents over a three-year period. Boston Properties, Inc. intends to use the net proceeds from any offering for general business purposes, which may include investment opportunities and debt reduction. Boston Properties, Inc. contributes the net proceeds from any such sales to the Company in exchange for a number of OP Units equal to the number of shares issued. No shares of common stock have been issued under this ATM stock offering program since its inception.

During the six months ended June 30, 2015, Boston Properties, Inc. acquired 321,700 OP Units in connection with the redemption of an equal number of redeemable OP Units from third parties.

During the six months ended June 30, 2015, the Company issued 11,447 OP Units to Boston Properties, Inc. in connection with the exercise by certain employees of options to purchase Common Stock of Boston Properties, Inc.

On January 28, 2015, the Company paid a special cash distribution and regular quarterly distribution aggregating $5.15 per OP Unit to unitholders of record as of the close of business on December 31, 2014. On April 30, 2015, the Company paid a distribution of $0.65 per OP Unit to unitholders of record as of the close of business on March 31, 2015. On June 17, 2015, Boston Properties, Inc.’s Board of Directors declared a distribution of $0.65 per OP Unit payable on July 31, 2015 to unitholders of record as of the close of business on June 30, 2015.

As of June 30, 2015, Boston Properties, Inc. had 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) outstanding of its 5.25% Series B Cumulative Redeemable Preferred Stock with a liquidation preference of $2,500.00 per share ($25.00 per depositary share). Boston Properties, Inc. contributed the net proceeds of the offering to the Company in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock. Boston Properties, Inc. pays cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. Boston Properties, Inc. may not redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of Boston Properties, Inc.’s REIT status. On or after March 27, 2018, Boston Properties, Inc., at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of Boston Properties, Inc., the Company or its affiliates.

On February 17, 2015, the Company paid a distribution on its outstanding Series B Preferred Units of $32.8125 per unit. On May 15, 2015, the Company paid a distribution on its outstanding Series B Preferred Units of $32.8125 per unit. On June 17, 2015, Boston Properties, Inc.’s Board of Directors declared a distribution of $32.8125 per Series B Preferred Unit payable on August 17, 2015 to shareholders of record as of the close of business on August 5, 2015.

9. Earnings Per Common Unit

The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership common unitholders and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership common unitholders by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and the Company’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units required and the MYLTIP Units require Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,696,000 and 17,304,000 redeemable common units for the three months ended June 30, 2015 and 2014, respectively, and approximately 17,775,000 and 17,059,000 redeemable common units for the six months ended June 30, 2015 and 2014, respectively.

	For the three months ended June 30, 2015
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$90,852	171,146	$0.53
Effect of Dilutive Securities:
Stock Based Compensation	—	365	—

Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$90,852	171,511	$0.53

	For the three months ended June 30, 2014
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$87,436	170,382	$0.51
Effect of Dilutive Securities:
Stock Based Compensation	—	160	—

Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$87,436	170,542	$0.51

	For the six months ended June 30, 2015
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$284,221	171,116	$1.66
Allocation of undistributed earnings to participating securities	(157)	—	—

Net income attributable to Boston Properties Limited Partnership common unitholders	$284,064	171,116	$1.66
Effect of Dilutive Securities:
Stock Based Compensation	—	504	—

Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$284,064	171,620	$1.66

	For the six months ended June 30, 2014
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$149,655	170,113	$0.88
Effect of Dilutive Securities:
Stock Based Compensation	—	149	—

Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$149,655	170,262	$0.88

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

During the six months ended June 30, 2015, Boston Properties, Inc. issued 34,150 shares of restricted common stock and the Company issued 190,563 LTIP Units (including 85,962 LTIP Units issued on January 1, 2015 to Mortimer B. Zuckerman, non-executive Chairman of the Board of Boston Properties, Inc., pursuant to the Transition Benefits Agreement dated March 10, 2013) and 375,000 2015 MYLTIP Units to employees and non-employee directors under the 2012 Plan. Employees and non-employee directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2015 MYLTIP Unit. An LTIP Unit is generally the economic equivalent of a share of restricted stock in Boston Properties, Inc. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. Grants of restricted stock and LTIP Units to employees vest in four equal annual installments. Restricted stock is measured at fair value on the date of grant based on the number of shares granted, as adjusted for forfeitures, and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted stock granted during the six months ended June 30, 2015 were valued at approximately $4.8 million ($140.88 per share weighted-average). The LTIP Units granted (excluding the number issued to Mr. Zuckerman, as discussed above) were valued at approximately $13.5 million ($128.94 per unit weighted-average fair value) using a Monte Carlo simulation method model. The per unit fair values of the LTIP Units granted were estimated on the dates of grant and for a substantial majority of such units were valued using the following assumptions: an expected life of 5.7 years, a risk-free interest rate of 1.47% and an expected price volatility of 26%. The value of the LTIP Units issued to Mr. Zuckerman was expensed between March 2013 and July 2014 in accordance with the vesting schedule set forth in the Transition Benefits Agreement. As the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the compensation expense related to the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Partners’ Capital in the Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units was approximately $5.1 million and $6.2 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $15.2 million and $16.0 million for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, there was $23.3 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and $24.1 million of unrecognized compensation expense related to unvested 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.7 years.

11. Segment Information

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Boston, New York, San Francisco and Washington, DC. Segments by property type include: Class A Office, Office/Technical, Residential and Hotel.

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, development and management services income, general and administrative expenses, transaction costs, interest expense, depreciation and amortization expense, gains (losses) from investments in securities, income from unconsolidated joint ventures, gains on sales of real estate, noncontrolling interests and preferred distributions are not included in Net Operating Income as internal reporting addresses these items on a corporate level.

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

Information by geographic area and property type (dollars in thousands):

For the three months ended June 30, 2015:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$174,894	$246,432	$68,781	$91,489	$581,596
Office/Technical	6,042	—	5,554	2,953	14,549
Residential	1,131	—	—	2,680	3,811
Hotel	13,403	—	—	—	13,403

Total	195,470	246,432	74,335	97,122	613,359

% of Grand Totals	31.87%	40.18%	12.12%	15.83%	100.00%
Rental Expenses:
Class A Office	67,874	85,661	23,416	32,180	209,131
Office/Technical	1,779	—	999	1,024	3,802
Residential	511	—	—	1,020	1,531
Hotel	8,495	—	—	—	8,495

Total	78,659	85,661	24,415	34,224	222,959

% of Grand Totals	35.28%	38.42%	10.95%	15.35%	100.00%

Net operating income	$116,811	$160,771	$49,920	$62,898	$390,400

% of Grand Totals	29.92%	41.18%	12.79%	16.11%	100.00%

For the three months ended June 30, 2014:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$173,128	$223,899	$57,450	$94,222	$548,699
Office/Technical	5,912	—	6,341	3,671	15,924
Residential	1,089	—	—	5,209	6,298
Hotel	12,367	—	—	—	12,367

Total	192,496	223,899	63,791	103,102	583,288

% of Grand Totals	33.00%	38.39%	10.94%	17.67%	100.00%
Rental Expenses:
Class A Office	65,818	74,962	21,282	32,481	194,543
Office/Technical	1,736	—	1,308	1,123	4,167
Residential	544	—	—	3,392	3,936
Hotel	7,315	—	—	—	7,315

Total	75,413	74,962	22,590	36,996	209,961

% of Grand Totals	35.92%	35.70%	10.76%	17.62%	100.00%

Net operating income	$117,083	$148,937	$41,201	$66,106	$373,327

% of Grand Totals	31.36%	39.89%	11.04%	17.71%	100.00%

For the six months ended June 30, 2015:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$344,801	$499,530	$135,033	$184,620	$1,163,984
Office/Technical	12,162	—	11,213	5,995	29,370
Residential	2,309	—	—	8,356	10,665
Hotel	22,488	—	—	—	22,488

Total	381,760	499,530	146,246	198,971	1,226,507

% of Grand Totals	31.13%	40.73%	11.92%	16.22%	100.00%
Rental Expenses:
Class A Office	142,339	170,722	45,325	64,460	422,846
Office/Technical	3,765	—	1,911	2,215	7,891
Residential	1,020	—	—	4,057	5,077
Hotel	16,071	—	—	—	16,071

Total	163,195	170,722	47,236	70,732	451,885

% of Grand Totals	36.12%	37.78%	10.45%	15.65%	100.00%

Net operating income	$218,565	$328,808	$99,010	$128,239	$774,622

% of Grand Totals	28.22%	42.45%	12.78%	16.55%	100.00%

For the six months ended June 30, 2014:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Class A Office	$344,070	$441,207	$112,058	$191,270	$1,088,605
Office/Technical	11,732	—	12,558	7,331	31,621
Residential	2,252	—	—	9,728	11,980
Hotel	20,560	—	—	—	20,560

Total	378,614	441,207	124,616	208,329	1,152,766

% of Grand Totals	32.84%	38.28%	10.81%	18.07%	100.00%
Rental Expenses:
Class A Office	137,216	149,333	40,595	65,920	393,064
Office/Technical	3,425	—	2,522	2,325	8,272
Residential	992	—	—	6,706	7,698
Hotel	14,112	—	—	—	14,112

Total	155,745	149,333	43,117	74,951	423,146

% of Grand Totals	36.81%	35.29%	10.19%	17.71%	100.00%

Net operating income	$222,869	$291,874	$81,499	$133,378	$729,620

% of Grand Totals	30.55%	40.00%	11.17%	18.28%	100.00%

The following is a reconciliation of Net Operating Income to net income attributable to Boston Properties Limited Partnership common unitholders:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net Operating Income	$390,400	$373,327	$774,622	$729,620
Add:
Development and management services income	4,862	6,506	10,190	11,722
Income from unconsolidated joint ventures	3,078	2,834	17,912	5,650
Interest and other income	1,293	2,109	2,700	3,420
Gains (losses) from investments in securities	(24)	662	369	948
Gains on sales of real estate	—	—	95,084	—
Less:
General and administrative expense	22,284	23,271	51,075	53,176
Transaction costs	208	661	535	1,098
Depreciation and amortization expense	165,846	152,602	318,070	304,847
Interest expense	108,534	110,977	217,291	224,531
Noncontrolling interests in property partnerships	9,264	7,553	24,472	11,907
Noncontrolling interest—redeemable preferred units	3	320	6	939
Preferred distributions	2,618	2,618	5,207	5,207

Net income attributable to Boston Properties Limited Partnership common unitholders	$90,852	$87,436	$284,221	$149,655

12. Subsequent Events

From July 1, 2015 through August 7, 2015, 767 Fifth Partners LLC, which is the consolidated entity (in which the Company has a 60% interest and owns 767 Fifth Avenue (the General Motors Building) in New York City), entered into four forward-starting interest rate swap contracts which fix the 10-year swap rate at a weighted-average rate of 2.813% per annum on notional amounts aggregating $100.0 million. The interest rate swap contracts were entered into in advance of a financing with a target commencement date in June 2017 and maturity in June 2027 (See Note 5). In addition, the Company entered into one forward-starting interest rate swap contract which fixes the 10-year swap rate at a rate of 2.532% per annum on a notional amount of $25.0 million. The interest rate swap contract was entered into in advance of a financing with a target commencement date in September 2016 and maturity in September 2026 (See Note 5).

On July 29, 2015, a consolidated entity in which the Company has a 50% interest executed a binding agreement for the sale of 505 9th Street, N.W. located in Washington, DC, for approximately $318.0 million (which exceeds its carrying value), including the assumption by the buyer of approximately $117.0 million of mortgage indebtedness. 505 9th Street, N.W. is an approximately 322,000 net rentable square foot Class A office building. The sale is subject to the satisfaction of customary closing conditions and there can be no assurance that the sale will be consummated on the terms currently contemplated or at all.

On July 31, 2015, the Company entered into a 99-year ground and air rights lease (the “Lease”) with the Massachusetts Department of Transportation (“MDOT”) with respect to the parking garage located at 100 Clarendon Street (the “Clarendon Garage”) and the concourse level of the Massachusetts Bay Transportation Authority’s Back Bay Station (the “Station”). The Lease amends and restates the air rights lease which the Company had assumed in 2010 at the time it acquired its interests in both the Clarendon Garage and the office tower located at 200 Clarendon Street (formerly the John Hancock Tower). The previous lease had 45 years remaining in its term. Upon execution of the Lease, the Company made a $5.0 million option payment which provides the Company with options under the Lease to acquire certain air rights above both the Clarendon

Garage and the Station; the amount of developable square footage associated with the air rights will be determined at a later date. In consideration for MDOT entering into the new Lease, the Company has agreed to make improvements to the Station in an amount of $32.0 million, which amount will be credited against the Company’s rental obligations under the Lease.

On August 6, 2015, the Company executed an amendment to the joint venture agreement for its Fountain Square property located in Reston, Virginia. The amendment requires the Company to acquire its partner’s nominal 50% interest on September 15, 2015 for approximately $100.9 million in cash (See Note 7).

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•

If there is a negative change in the economy including but not limited to a reversal of current job growth trends and an increase in unemployment, it could have a negative effect on the following, among other things:

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

•

risks and uncertainties affecting property development and construction (including, without limitation, construction delays, increased construction costs, cost overruns, inability to obtain necessary permits, tenant accounting considerations that may result in negotiated lease provisions that limit a tenant’s liability during construction, and public opposition to such activities);

•

risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments or refinance existing indebtedness, including the impact of higher interest rates on the cost and/or availability of financing;

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

•

risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems, which support our operations and our buildings;

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

Our overall leasing activity in the second quarter was in line with our ten-year average of leasing approximately 1.0 million square feet per quarter, and our occupancy improved from 90.3% at the end of the first quarter to 91.1% at June 30, 2015. We expect our occupancy to be relatively stable for the remainder of 2015. In addition, we saw roll-up in rents on second generation leases in Boston, San Francisco, New York City and Reston, Virginia.

New York continues to be a healthy market with solid leasing activity. However, we have limited current vacancy and limited rollover exposure through the end of 2015. Most of our current negotiations relate to future availability with the exception of 250 West 55th Street, where we completed eight new leases in the second quarter to bring the building to 89% leased. At 601 Lexington Avenue, we have approximately 140,000 square feet expiring in 2016 and are contemplating a repositioning of the retail and the low rise office space at that property. This vacancy and repositioning will result in a diminution of 2016 occupancy and revenue, but we believe it will significantly enhance the value of the asset over the long term. At 767 Fifth Avenue (the General Motors Building), we accelerated the lease expiration of a retail tenant that occupied approximately 60,000 square feet in order to allow an existing tenant to use the space on a temporary basis as it reconfigures its existing operations. This will reduce the revenue from this space in 2015 and 2016, but we believe it will position this building for even stronger performance over the long term.

In our Washington, DC region, the overall leasing activity continues to be slow, though we were able to complete approximately 191,000 square feet of leasing in the second quarter. For the first time in a number of quarters, there was positive absorption in the Washington, DC Central Business District (“CBD”). However, the Washington, DC CBD continues to be very competitive because there has not been any significant increase in demand and there is uncertainty with regard to the large amount of GSA-related expirations between 2015 and 2017. Public sector and defense contractor demand continues to be adversely impacted by continued federal budgetary uncertainty, corresponding risk of reductions in discretionary spending programs and mandated GSA occupancy densification. We have one near-term expiration at our 1330 Connecticut Avenue building for which we are actively involved in lease extension negotiations. Our development at 601 Massachusetts Avenue is scheduled to be delivered in September 2015 and is 83% leased. Our joint venture assets, including Market Square North, 901 New York Avenue and Metropolitan Square, face approximately 200,000 square feet of lease expirations in late 2015. Reston Town Center continues to be the best performing submarket in our Washington, DC region with vacancy of approximately 3% and rents significantly greater than other submarkets in Northern Virginia. We continue to see expansion with our existing tenants and strong tenant demand due to the combination of walkable retail, high-quality new multifamily, community programming and improving access to the Metro.

In the Boston region, the expansion of the life sciences and technology industry continues to positively impact each of the submarkets in which we operate. The lack of available supply in Cambridge is a challenge given the continued organic growth of the companies looking to grow within their existing market. While there are companies migrating to the Back Bay, Financial District, Seaport and suburban markets, Kendall Center (formerly Cambridge Center) continues to dramatically outperform the rest of the Boston submarkets. Our Cambridge portfolio is essentially 100% leased and we have no short-term availability or near-term expirations. However, there are a number of large expansion requirements in the market, including some from our own tenants. We are working on increasing our developable square footage at Kendall Center (formerly Cambridge

Center) which we are hopeful will provide us the ability to develop an additional 600,000 square feet of office and 400,000 square feet of residential space. In the Back Bay, our repositioning and rebranding at 120 St. James Street, where we have approximately 170,000 square feet of availability, is underway and activity is positive. We also have approximately 150,000 square feet expiring at the top of 200 Clarendon Street (formerly the John Hancock Tower) which will not be in market ready condition until the end of 2015, with rent commencement likely not occurring on both of these spaces until the end of 2016 or 2017. Based on current market rates, when fully leased, we expect the incremental contribution from the available space at 120 St. James Street and 200 Clarendon Street (formerly the John Hancock Tower) to be approximately $25 million. Our development at 888 Boylston Street continues on schedule and we have signed another full floor lease bringing the total office space leased to 71%. We also have significant interest in the 65,000 square feet of retail space and are negotiating our first major lease. At 100 Federal Street, a property in which we have a 55% interest, we are in active discussions with two existing tenants to restack their existing space in order to accommodate a major lease with a new tenant. These transactions involve more than 1.0 million square feet and would bring the building to 100% leased. However, we do not expect revenue recognition to occur in the currently available space until late 2016 or 2017. We believe these transactions will enhance the value of the assets even though they will have a negative impact on our short-term financial performance. Our Waltham submarket also continues to get stronger, driven by the expansion of life science and technology tenants, much of this from organic growth. We are currently in negotiations for all of the remaining space at our 10 CityPoint project that will deliver in mid 2016 at rents that are 25% higher than they were 18 months ago.

Leasing activity in the San Francisco CBD and Silicon Valley submarkets remains healthy and, given the regulations surrounding zoning in San Francisco, will likely continue to face available supply limitations. Other than new developments, there are extremely limited large blocks of space available in the city. At Embarcadero Center, where we are currently approximately 95% leased, we completed approximately 112,000 square feet of office leasing during the quarter. The largest deal was for approximately 75,000 square feet with substantial markup in the rental rate which will have a positive impact throughout the remainder of 2015. We are also actively engaged with additional full floor tenants with 2016 and 2017 expirations. In total, we have over 1.0 million square feet of lease expirations at Embarcadero Center, through the end of 2017, where we believe the current market rents are well in excess of the expiring rents. In Mountain View, the lack of available supply has led to an increase in market rents, and at 3100-3130 Zanker Road we have a number of active full building prospects as well as the potential to expand the project by up to 500,000 square feet. At Gateway, we expect our largest tenant to vacate between 185,000 and 285,000 square feet in early 2016. We believe the upgrade to the Caltrain station and its proximity to our Gateway properties will enhance our leasing prospects. At 535 Mission Street, we have completed additional leasing bringing us to 81% leased and we continue to have strong activity. Lastly, there is a continuous flow of users that have expressed interest at Salesforce Tower, our approximately 1.4 million square foot Class A office tower currently under construction with an estimated initial occupancy in the second quarter of 2017.

The table below details the leasing activity during the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	Square Feet
Vacant space available at the beginning of the period	4,011,639	3,442,468
Property dispositions/properties taken out of service	(73,258)	(73,258)
Properties placed in-service	25,945	58,220
Leases expiring or terminated during the period	1,256,792	3,218,234

Total space available for lease	5,221,118	6,645,664

1st generation leases	159,367	294,521
2nd generation leases with new tenants	1,043,237	1,479,642
2nd generation lease renewals	343,902	1,196,889

Total space leased	1,546,506	2,971,052

Vacant space available for lease at the end of the period	3,674,612	3,674,612

Second generation leasing information: (1)
Leases commencing during the period, in square feet	1,387,139	2,676,531
Average Lease Term	87 Months	96 Months
Average Free Rent Period	40 Days	41 Days
Total Transaction Costs Per Square Foot (2)	$39.18	$40.90
Increase in Gross Rents (3)	14.56%	5.21%
Increase in Net Rents (4)	22.30%	7.21%

(1)	Second generation leases are defined as leases for space that had previously been leased. Of the 1,387,139 and 2,676,531 square feet of second generation leases that commenced during the three and six months ended June 30, 2015, respectively, leases for 1,223,146 and 2,085,576 square feet were signed in prior periods for the three and six months ended June 30, 2015, respectively.
(2)	Total transaction costs include tenant improvements and leasing commissions and exclude free rent concessions and other inducements in accordance with GAAP.
(3)	Represents the increase in gross rent (base rent plus expense reimbursements) on the new vs. expired leases on the 896,470 and 2,015,641 square feet of second generation leases (1) that had been occupied within the prior 12 months and (2) for which the new lease term is greater than six months for the three and six months ended June 30, 2015, respectively.
(4)	Represents the increase in net rent (gross rent less operating expenses) on the new vs. expired leases on the 896,470 and 2,015,641 square feet of second generation leases (1) that had been occupied within the prior 12 months and (2) for which the new lease term is greater than six months for the three and six months ended June 30, 2015, respectively.

Investor enthusiasm for real estate assets remains robust as positive rent growth, a significant yield gap and the potential for an appreciating U.S. dollar attracts both domestic and foreign investors to high-quality office assets in our core markets. We continue to actively underwrite acquisitions, but acquiring high-quality assets at acceptable returns is challenging in the current environment. We intend to remain disciplined in our underwriting and may seek to acquire existing buildings in ventures with private capital sources and enhance our returns through fees earned for providing our real estate management expertise.

The same factors that create challenges to acquiring assets present opportunities for us to continue to review our portfolio to identify properties that may have limited opportunities for cash flow growth, no longer fit within our portfolio strategy or can attract premium pricing in the current market environment as potential sales candidates. We expect to continue to recycle capital from the sales of our properties into new development or redevelopment projects with higher returns. For example, in July 2015, we announced that we had executed an agreement to sell 505 9th Street, an approximately 322,000 square foot Class A office building in Washington,

DC in which we have a 50% interest, for approximately $318 million. We are also considering additional asset sales, targeting total sales volume for 2015 of approximately $750 million. Due to the uncertainties inherent in marketing assets for sale, there can be no assurance as to the amount or timing of future asset sales activity. In general, we structure asset sales for possible inclusion in like-kind exchanges within the meaning of Section 1031 of the Internal Revenue Code. The ability to complete a like-kind exchange depends on many factors, including, among others, identifying and acquiring suitable replacement property within limited time periods and the ownership structure of the properties being sold and acquired, and therefore we are not always able to sell an asset as part of a like-kind exchange. When successful, a like-kind exchange enables us to defer the taxable gain on the asset sold and thus limit Boston Properties, Inc.’s REIT distribution requirement and preserve capital. If we are unable to identify and acquire suitable replacement property in a like-kind exchange, then Boston Properties, Inc. expects to distribute at least the amount of proceeds necessary to avoid paying a corporate level tax on the gain realized from the sale (See “Liquidity and Capital Resources—REIT Tax Distribution Considerations—Application of Recent Regulations”).

During the second quarter, we commenced three new development projects. The most significant is Dock72, in which we have a 50% interest, an approximately 670,000 square foot, 16-story building located in the Brooklyn Navy Yard. We have pre-leased approximately 33% of the building to a tenant for 20 years and we expect to deliver the building in the first half of 2018. We believe this investment could lead to additional development opportunities in Brooklyn, a new sub-market which presents opportunities for us to expand our presence in New York and build long-term relationships with growth companies. In addition, we recently formed a joint venture to develop 1265 Main Street in Waltham, Massachusetts, another project in which we have a 50% interest. 1265 Main Street will be a three-story, approximately 115,000 square foot building that is 100% pre-leased. Importantly, this investment in Waltham provides us an opportunity to develop up to an additional 1.0 million square feet of commercial space on a site adjacent to our CityPoint portfolio. The last of the three projects is a redevelopment of Reservoir Place North, our approximately 73,000 square foot building in Waltham, Massachusetts. Although the incremental cost to us is only approximately $25 million, we again expect to generate returns that exceed the returns we could expect by acquiring an existing office building.

With these new projects, as of June 30, 2015, our current development pipeline consists of 14 projects totaling approximately 4.2 million square feet. Our share of the total projected investment is approximately $2.4 billion, of which approximately $1.3 billion remains to be funded. Additionally, we are working on several new developments in each of our markets, including land parcels, options on sites or existing asset redevelopment opportunities, some of which could commence later in 2015. These include the first phase of North Station consisting of 360,000 square feet of retail and loft office space in Boston, a 160,000 square foot residential development located in Kendall Center (formerly Cambridge Center) in Cambridge, a 600,000 square foot residential and retail development located in Reston Town Center, three different potential office build-to-suit opportunities in our Washington, DC region representing over 1.3 million square feet and significant improvement projects at 601 Lexington Avenue in New York City and 100 Federal Street in Boston, which will enhance and add high-value retail amenities to the buildings. The actual amount and timing of new development activities will depend on the completion of the entitlement and planning processes and in many cases some level of pre-leasing.

Consistent with our core strategy and philosophy, we make decisions with a long-term view to maximizing the value of individual assets and the portfolio. As discussed above, we have made decisions to reposition certain assets and facilitate lease transitions and building “restackings” to accommodate tenants, which will negatively impact our Same Property Portfolio Net Operating Income in 2016. We expect the downtime associated with a tenant vacating approximately 140,000 square feet at 601 Lexington Avenue, the rent differential and downtime from the retail tenant vacating 767 Fifth Avenue (the General Motors Building) for a temporary user during part of 2016 and the lease transition at 100 Federal Street in Boston, combined with the loss of approximately 200,000 square feet of occupancy in our Washington, DC joint venture properties and the leases expiring at our Gateway properties in South San Francisco, to reduce our 2016 net operating income by approximately $35 million. This reflects specific tenant activity at a small subset of our properties that will impact our 2016 Same Property Portfolio Net Operating Income performance but is not an indication of the projected performance of the portfolio as a whole. We believe certain events may offset this reduction, including growth from the completion of the lease up of 250 West 55th Street in New York City and 535 Mission Street in San Francisco, as well as the delivery of approximately $850 million of new developments through the end of 2016. We do not, however, expect to realize the full impact of these deliveries in 2016 because several of the projects will not deliver until late in 2016 and they will be in lease up. We project this pipeline of near-term deliveries to stabilize by the end of 2017 and, based on projected market rental rates, estimate that they will generate approximately $70 million of net operating income at stabilization. In addition, we expect our organic growth to accelerate in late 2016 and into 2017 with the lease up of our vacant space at 200 Clarendon Street (formerly the John Hancock Tower) and 100 Federal Street in Boston, the releasing of the retail space at 767 Fifth Avenue (the General Motors Building) and the roll up on expiring leases at Embarcadero Center.

Transactions during the three months ended June 30, 2015 included the following:

•

During the three months ended June 30, 2015, we entered into three forward-starting interest rate swap contracts, which fix the 10-year swap rate on notional amounts aggregating $75.0 million. We have now entered into a total of nine forward-starting interest rate swap contracts, including one contract entered into subsequent to June 30, 2015, which fix the 10-year swap rate at a weighted-average rate of approximately 2.463% per annum on notional amounts aggregating $350.0 million. The interest rate swap contracts were entered into in advance of a financing with a target commencement date in September 2016 and maturity in September 2026.

In addition, 767 Fifth Partners LLC, which is the consolidated entity (in which we have a 60% interest and owns 767 Fifth Avenue (the General Motors Building) in New York City), entered into nine forward-starting interest rate swap contracts, including four contracts entered into subsequent to June 30, 2015, which fix the 10-year swap rate at a weighted-average rate of approximately 2.801% per annum on notional amounts aggregating $250.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in June 2017 and maturity in June 2027.

•	On May 1, 2015, we commenced the redevelopment of Reservoir Place North, a Class A office project with approximately 73,000 net rentable square feet located in Waltham, Massachusetts.

•

On May 8, 2015, we entered into a joint venture with an unrelated third party to redevelop an existing building into a Class A office building totaling approximately 115,000 net rentable square feet at 1265 Main Street in Waltham, Massachusetts. The joint venture partner contributed real estate and improvements, with an aggregate fair value of approximately $9.4 million, for its initial 50% interest in the joint venture. For our initial 50% interest, we will contribute cash totaling approximately $9.4 million as the joint venture incurs costs. The joint venture has entered into a fifteen-year lease with a tenant to occupy 100% of the building.

•	On June 25, 2015, we redeemed the remaining 12,667 Series Four Preferred Units for cash totaling approximately $0.6 million.

•

On June 26, 2015, we entered into a joint venture with an unrelated third party to develop Dock72, an office building totaling approximately 670,000 net rentable square feet located at the Brooklyn Navy Yard in Brooklyn, New York. Each partner contributed cash totaling approximately $9.1 million for their initial 50% interest in the joint venture. The joint venture entered into a 96-year ground lease, comprised of an initial term of 49 years, which may be extended by the joint venture to 2111, subject to certain conditions. The joint venture also entered into a 20-year lease with a tenant to occupy approximately 222,000 net rentable square feet at the building. In addition, the joint venture entered into an option agreement pursuant to which it may lease an additional land parcel at the site, which could support between 600,000 and 1,000,000 net rentable square feet of development. In connection with the execution of the option agreement, the joint venture paid a non-refundable option payment of $1.0 million.

Transactions completed subsequent to June 30, 2015 included the following:

•

On July 29, 2015, a consolidated entity in which we have a 50% interest executed a binding agreement for the sale of 505 9th Street, N.W. located in Washington, DC, for approximately $318.0 million (which exceeds its carrying value), including the assumption by the buyer of approximately $117.0 million of mortgage indebtedness. 505 9th Street, N.W. is an approximately 322,000 net rentable square foot Class A office building. The sale is subject to the satisfaction of customary closing conditions and, although there can be no assurance that the sale will be consummated on the terms currently contemplated or at all, it is expected to close by the end of the third quarter of 2015.

•

On July 31, 2015, we entered into a 99-year ground and air rights lease (the “Lease”) with the Massachusetts Department of Transportation (“MDOT”) with respect to the parking garage located at 100 Clarendon Street (the “Clarendon Garage”) and the concourse level of the Massachusetts Bay Transportation Authority’s Back Bay Station (the “Station”). The Lease amends and restates the air rights lease which we had assumed in 2010 at the time we acquired an interest in both the Clarendon Garage and the office tower located at 200 Clarendon Street (formerly the John Hancock Tower). The previous lease had 45 years remaining in its term. Upon execution of the Lease, we made a $5.0 million option payment which provides us with options under the Lease to acquire certain air rights above both the Clarendon Garage and the Station; the amount of developable square footage associated with the air rights will be determined at a later date. In consideration for MDOT entering into the new Lease, we have agreed to make improvements to the Station in an amount of $32.0 million, which amount will be credited against our rental obligations under the Lease.

•

On August 6, 2015, we executed an amendment to the joint venture agreement for our Fountain Square property located in Reston, Virginia. The amendment requires us to acquire our partner’s nominal 50% interest on September 15, 2015 for approximately $100.9 million in cash (See Note 7 to the Consolidated Financial Statements).

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

Guidance in Accounting Standards Codification (“ASC”) 360 “Property Plant and Equipment” (“ASC 360”) requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by Boston Properties, Inc.’s Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that a sale of the property within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets, and the asset is written down to the lower of carrying value or fair market value, less cost to sell. On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted, and we early adopted ASU 2014-08 during the first quarter of 2014. Our adoption of ASU 2014-08 resulted in the operating results and gain on sale of real estate from the operating property sold during the six months ended June 30, 2015 not being reflected as Discontinued Operations in our Consolidated Statements of Operations (See Note 3 to the Consolidated Financial Statements).

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

For the three and six months ended June 30, 2015, the impact of the net adjustments of rents from “above-” and “below-market” leases increased rental revenue by approximately $13.6 million and $23.6 million, respectively. For the three and six months ended June 30, 2015, the impact of the straight-line rent adjustment increased rental revenue by approximately $17.8 million and $43.7 million, respectively. Those amounts exclude the adjustment of rents from “above-” and “below-market” leases and straight-line income from unconsolidated joint ventures, which are disclosed in Note 4 to the Consolidated Financial Statements.

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

If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 6.7 years as of June 30, 2015. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

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

Derivative Instruments and Hedging Activities

Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the Consolidated Statements of Operations as a component of net income or as a component of comprehensive income (loss) and as a component of equity on the Consolidated Balance Sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could materially affect expenses, net income and equity. We account for the effective portion of changes in the fair value of a derivative in other comprehensive income (loss) and subsequently reclassify the effective portion to earnings over the term that the hedged transaction affects earnings. We account for the ineffective portion of changes in the fair value of a derivative directly in earnings.

Recent Accounting Pronouncements

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU No. 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted, and we early adopted ASU 2014-08 during the first quarter of 2014. Our adoption of ASU 2014-08 resulted in the operating results and gain on sale of real estate from the operating property sold during the six months ended June 30, 2015 not being reflected as Discontinued Operations in our Consolidated Statements of Operations (See Note 3 to the Consolidated Financial Statements).

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

Results of Operations

The following discussion is based on our Consolidated Statements of Operations for the three months ended June 30, 2015 and 2014.

At June 30, 2015 and June 30, 2014, we owned or had interests in a portfolio of 170 and 180 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio is necessarily meaningful. Therefore, the comparison of operating results for the three and six months ended June 30, 2015 and 2014 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired, Development or Redevelopment or Sold Portfolios.

In our analysis of operating results, particularly to make comparisons of net operating income between periods meaningful, it is important to provide information for properties that were in-service and owned by us throughout each period presented. We refer to properties acquired or placed in-service prior to the beginning of the earliest period presented and owned by us and in-service through the end of the latest period presented as our Same Property Portfolio. The Same Property Portfolio therefore excludes properties placed in-service, acquired or in development or redevelopment after the beginning of the earliest period presented or disposed of prior to the end of the latest period presented.

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

Comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 146 properties totaling approximately 38.0 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2014 and owned and in-service through June 30, 2015. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after January 1, 2014 or disposed of on or prior to June 30, 2015. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the six months ended June 30, 2015 and 2014 with respect to the properties that were placed in-service, in development or redevelopment or sold. For the six months ended June 30, 2015 and 2014 we had no properties that were acquired.

	Same Property Portfolio				Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2015	2014	Increase/ (Decrease)	% Change	2015	2014	2015	2014	2015	2014	2015	2014	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$1,124,487	$1,091,573	$32,914	3.02%	$46,604	$8,586	$661	$1,077	$—	$16,894	$1,171,752	$1,118,130	$53,622	4.80%
Termination Income	21,604	2,096	19,508	930.73%	—	—	—	—	—	—	21,604	2,096	19,508	930.73%

Total Rental Revenue	1,146,091	1,093,669	52,422	4.79%	46,604	8,586	661	1,077	—	16,894	1,193,356	1,120,226	73,130	6.53%

Real Estate Operating Expenses	413,546	391,784	21,762	5.55%	16,939	4,105	254	531	—	4,916	430,739	401,336	29,403	7.33%

Net Operating Income, excluding residential and hotel	732,545	701,885	30,660	4.37%	29,665	4,481	407	546	—	11,978	762,617	718,890	43,727	6.08%

Residential Net Operating Income (1)	1,207	1,259	(52)	(4.13)%	3,171	(625)	—	—	1,210	3,648	5,588	4,282	1,306	30.50%
Hotel Net Operating Income (1)	6,417	6,448	(31)	(0.48)%	—	—	—	—	—	—	6,417	6,448	(31)	(0.48)%

Consolidated Net Operating Income (1)	740,169	709,592	30,577	4.31%	32,836	3,856	407	546	1,210	15,626	774,622	729,620	45,002	6.17%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	—	—	10,190	11,722	(1,532)	(13.07)%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	51,075	53,176	(2,101)	(3.95)%
Transaction costs	—	—	—	—	—	—	—	—	—	—	535	1,098	(563)	(51.28)%
Depreciation and amortization	298,222	293,696	4,526	1.54%	18,921	4,200	806	285	121	6,666	318,070	304,847	13,223	4.34%
Total Other Expenses	298,222	293,696	4,526	1.54%	18,921	4,200	806	285	121	6,666	369,680	359,121	10,559	2.94%

Operating Income	441,947	415,896	26,051	6.26%	13,915	(344)	(399)	261	1,089	8,960	415,132	382,221	32,911	8.61%

Other Income:
Income from unconsolidated joint ventures											17,912	5,650	12,262	217.03%
Interest and other income											2,700	3,420	(720)	(21.05)%
Gains from investments in securities											369	948	(579)	(61.08)%
Other Expenses:
Interest expense											217,291	224,531	(7,240)	(3.22)%

Income Before Gains On Sales Of Real Estate											218,822	167,708	51,114	30.48%
Gains on sales of real estate											95,084	—	95,084	100.00%

Net Income											313,906	167,708	146,198	87.17%

Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships											(24,472)	(11,907)	(12,565)	(105.53)%
Noncontrolling interest—redeemable preferred units											(6)	(939)	933	99.36%

Net Income Attributable to Boston Properties Limited Partnership											289,428	154,862	134,566	86.89%
Preferred distributions											(5,207)	(5,207)	—	—%

Net Income Attributable to Boston Properties Limited Partnership Common Unitholders											$284,221	$149,655	$134,566	89.92%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 47. Residential Net Operating Income for the six months ended June 30, 2015 and 2014 are comprised of Residential Revenue of $10,665 and $11,980 less Residential Expenses of $5,077 and $7,698, respectively. Hotel Net Operating Income for the six months ended June 30, 2015 and 2014 are comprised of Hotel Revenue of $22,488 and $20,560 less Hotel Expenses of $16,071 and $14,112, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio increased approximately $32.9 million for the six months ended June 30, 2015 compared to 2014. The increase was primarily the result of increases in revenue from our leases, other recoveries and parking income and other income of approximately $28.7 million, $2.6 million and $1.6 million, respectively. Rental revenue from our leases increased approximately $28.7 million as a result of our average revenue per square foot increasing by approximately $2.34, contributing approximately $40.3 million, partially offset by a decrease of approximately $11.6 million due to a decrease in average occupancy from 93.0% to 91.8%.

For fiscal 2015, we project our occupancy will average approximately 91% due to several large lease expirations, which occurred during early 2015, in our Boston region. We expect our Same Property Portfolio NOI for 2015 to range from a decrease of 0.50% to an increase of 0.50% when compared to 2014.

Termination Income

Termination income increased by approximately $19.5 million for the six months ended June 30, 2015 compared to 2014.

Termination income for the six months ended June 30, 2015 related to twenty-four tenants across the Same Property Portfolio and totaled approximately $21.6 million of which approximately $12.9 million, $2.6 million, $1.3 million and $0.3 million related to early terminations in our New York, San Francisco, Boston and Washington, DC regions, respectively. The termination income from the New York region was primarily due to our early termination of a tenant at 767 Fifth Avenue (the General Motors Building) and a negotiated termination with a tenant in Princeton, New Jersey in order to accommodate leasing the building to a new tenant. Approximately $5.2 million of our termination income for the six months ended June 30, 2015 was non-cash and due to the acceleration of “above-” and “below-market” lease revenue and straight-line rent adjustments.

In addition, on March 11, 2015, we received a second interim distribution from our unsecured creditor claim against Lehman Brothers, Inc. totaling approximately $4.5 million, leaving a remaining claim of approximately $33.0 million (See Note 6 of the Consolidated Financial Statements). Recently, claims of similar priority to that of our remaining claim were quoted privately reflecting a value for our remaining claim of approximately $6.1 million. We were notified on August 4, 2015 that the bankruptcy court approved the trustee’s motion to make a third interim distribution to holders of claims as of July 10, 2015.

Termination income for the six months ended June 30, 2014 related to sixteen tenants across the Same Property Portfolio and totaled approximately $2.1 million of which approximately $0.5 million was related to a negotiated termination with a former tenant at Kendall Center (formerly Cambridge Center).

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio increased approximately $21.8 million for the six months ended June 30, 2015 compared to 2014 due primarily to (1) an increase of approximately $10.7 million, or 6.0%, in real estate taxes, which we primarily experienced in our New York CBD properties, (2) an increase of approximately $4.0 million, or 6.6%, in repairs and maintenance expense, which we primarily experienced in our Boston and New York CBD buildings and the Washington, DC region, (3) an increase of approximately $3.4 million, or 5.7%, in utilities expense in the Boston region and New York CBD buildings, (4) an increase of approximately $2.7 million, or 12.9%, in roads and grounds expense, which we primarily experienced in the Boston region and (5) an increase of approximately $1.0 million, or 1.3%, in other operating expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio increased approximately $4.5 million, or 1.5%, for the six months ended June 30, 2015 compared to 2014 primarily due to accelerated depreciation and amortization at 767 Fifth Avenue (the General Motors Building) in New York City due to lease terminations. This was partially offset by a decrease in depreciation and amortization at 200 Clarendon Street (formerly the John Hancock Tower) in Boston, Massachusetts due to several lease expirations during 2014. Leasehold improvements and leasing commissions are depreciated and amortized over their respective lease terms, as such, when the lease term expires these assets are fully depreciated therefore causing the increase in depreciation for the six months ended June 30, 2015 compared to 2014.

Properties Placed In-Service Portfolio

We placed in-service or partially placed in-service six properties between January 1, 2014 and June 30, 2015. Rental revenue, real estate operating expenses and depreciation and amortization expense from our Properties Placed In-Service Portfolio increased approximately $42.2 million, $13.2 million and $14.7 million, respectively, for the six months ended June 30, 2015 compared to 2014 as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Square Feet	Rental Revenue			Real Estate Operating Expenses			Depreciation and Amortization Expense
Name				2015	2014	Change	2015	2014	Change	2015	2014	Change
				(dollars in thousands)
Office
250 West 55th Street	Third Quarter, 2013	Third Quarter, 2014	988,679	$27,928	$6,022	$21,906	$11,432	$3,248	$8,184	$10,155	$1,895	$8,260
680 Folsom Street (1)	Fourth Quarter, 2013	Third Quarter, 2014	524,793	14,530	2,564	11,966	4,040	857	3,183	6,012	1,032	4,980
535 Mission Street	Fourth Quarter, 2014	N/A	307,000	3,708	—	3,708	1,370	—	1,370	1,127	—	1,127
690 Folsom Street	Fourth Quarter, 2014	N/A	26,080	438	—	438	97	—	97	177	—	177

			1,846,552	$46,604	$8,586	$38,018	$16,939	$4,105	$12,834	$17,471	$2,927	$14,544

Residential
The Avant at Reston Town Center (2)	Fourth Quarter, 2013	First Quarter, 2014	355,347	$5,185	$996	$4,189	$2,014	$1,621	$393	$1,450	$1,273	$177

			2,201,899	$51,789	$9,582	$42,207	$18,953	$5,726	$13,227	$18,921	$4,200	$14,721

(1)	This property is a two-building complex.
(2)	This property has 359 apartment units and 26,179 net rentable square feet of retail space.

Properties in Development or Redevelopment Portfolio

During the six months ended June 30, 2015 and 2014, the Properties in Development or Redevelopment Portfolio consisted of our Reservoir Place North property located in Waltham, Massachusetts. We commenced redevelopment of this approximately 73,000 net rentable Class A Office property on May 1, 2015 and it has an expected stabilization date in the first quarter of 2017. Prior to the commencement of redevelopment, this building was operational and during the six months ended June 30, 2015 and 2014, had revenue of approximately $0.7 million and $1.1 million, respectively, and approximately $0.3 million and $0.5 million of operating expenses, respectively. In addition, during the six months ended June 30, 2015 and 2014, the building had approximately $0.8 million and $0.3 million, respectively, of depreciation and amortization expense.

Properties Sold Portfolio

The table below lists the properties we sold between January 1, 2014 and June 30, 2015. Rental revenue, real estate and operating expenses and depreciation and amortization expense from our Properties Sold Portfolio decreased approximately $22.4 million, $8.0 million and $6.5 million, respectively, for the six months ended June 30, 2015 compared to 2014 as detailed below.

				Rental Revenue			Real Estate Operating Expenses			Depreciation and Amortization Expense
Name	Date sold	Property Type	Square Feet (sf) / Acres	2015	2014	Change	2015	2014	Change	2015	2014	Change
				(dollars in thousands)
Class A Office, Office/Technical and Land
Mountain View Technology Park (1)	July 29, 2014	Office /Technical	135,000 sf	$—	$2,244	$(2,244)	$—	$360	$(360)	$—	$1,413	$(1,413)
Mountain View Research Park Building Sixteen	July 29, 2014	Office /Technical	63,000 sf	—	1,283	(1,283)	—	175	(175)	—	864	(864)
Broad Run Business Park	August 22, 2014	Land Parcel	15.5 acres	—	734	(734)	—	187	(187)	—	7	(7)
Patriots Park (2)	October 2, 2014	Class A Office	706,000 sf	—	12,241	(12,241)	—	4,010	(4,010)	—	2,773	(2,773)
130 Third Avenue	October 24, 2014	Land Parcel	N/A (3)	—	162	(162)	—	184	(184)	—	—	—
75 Ames Street	December 30, 2014	Land Parcel	N/A (4)	—	230	(230)	—	—	—	—	—	—

				$—	$16,894	$(16,894)	$—	$4,916	$(4,916)	$—	$5,057	$(5,057)

Residential
Residences on The Avenue	March 17, 2015	Residential	323,050 sf (5)	$3,230	$8,733	$(5,503)	$2,020	$5,085	$(3,065)	$121	$1,609	$(1,488)

				$3,230	$25,627	$(22,397)	$2,020	$10,001	$(7,981)	$121	$6,666	$(6,545)

(1)	This property is a seven-building complex.
(2)	This property is a three-building complex.
(3)	This site is permitted for 129,000 square feet.
(4)	This sale was a conveyance to an unrelated third-party of a condominium interest.
(5)	This property has 335 apartment units and approximately 50,000 net rentable square feet of retail space.

Other Operating Income and Expense Items

Residential Net Operating Income

Net operating income for our residential properties increased by approximately $1.3 million for the six months ended June 30, 2015 compared to 2014.

The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf, the Residences on The Avenue and The Avant at Reston Town Center for the six months ended June 30, 2015 and 2014. On March 17, 2015, we sold the Residences on The Avenue and therefore there is no information shown for the six months ended June 30, 2015.

	The Lofts at Atlantic Wharf			Residences on The Avenue (1)			The Avant at Reston Town Center (2)
	2015	2014	Percentage Change	2015	2014	Percentage Change	2015	2014	Percentage Change
Average Physical Occupancy (3)	97.5%	96.1%	1.5%	N/A	91.9%	N/A	87.1%	18.1%	381.2%
Average Economic Occupancy (4)	97.9%	96.8%	1.1%	N/A	91.1%	N/A	84.5%	14.6%	478.8%
Average Monthly Rental Rate (5)	$4,013	$3,919	2.4%	N/A	$3,173	N/A	$2,254	$2,108	6.9%
Average Rental Rate Per Occupied Square Foot	$4.46	$4.38	1.8%	N/A	$3.89	N/A	$2.44	$2.30	6.1%

(1)	This property was sold during the first quarter of 2015. For the operating results refer to “Results of Operations—Properties Sold Portfolio” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to the Consolidated Financial Statements.
(2)	This property was initially placed in-service during the fourth quarter of 2013 and fully placed in-service during the first quarter of 2014. For the operating results refer to “Results of Operations—Properties Placed In-Service Portfolio” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(3)	Average Physical Occupancy is defined as the average number of occupied units divided by the total number of units, expressed as a percentage.
(4)	Average Economic Occupancy is defined as total possible revenue less vacancy loss as a percentage of total possible revenue. Total possible revenue is determined by valuing average occupied units at contract rates and average vacant units at Market Rents. Vacancy loss is determined by valuing vacant units at current Market Rents. By measuring vacant units at their Market Rents, Average Economic Occupancy takes into account the fact that units of different sizes and locations within a residential property have different economic impacts on a residential property’s total possible gross revenue. Market Rents used by us in calculating Economic Occupancy are based on the current market rates set by the managers of our residential properties based on their experience in renting their residential property’s units and publicly available market data. Trends in market rents for a region as reported by others could vary. Market Rents for a period are based on the average Market Rents during that period and do not reflect any impact for cash concessions.
(5)	Average Monthly Rental Rates are calculated by us as rental revenue in accordance with GAAP, divided by the weighted monthly average number of occupied units.

Hotel Net Operating Income

Net operating income for the Boston Marriott Cambridge hotel property decreased by approximately $31,000 for the six months ended June 30, 2015 compared to 2014. We expect our hotel net operating income for fiscal 2015 to be between $12 million and $14 million.

The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the six months ended June 30, 2015 and 2014.

	2015	2014	Percentage Change
Occupancy	82.8%	82.5%	0.4%
Average daily rate	$263.05	$239.30	9.9%
Revenue per available room, REVPAR	$217.71	$197.44	10.3%

Development and Management Services

Development and management services income decreased approximately $1.5 million for the six months ended June 30, 2015 compared to 2014. The decrease was due to a decrease in development income of approximately $2.4 million partially offset by an increase in management service income of approximately $0.9 million. The decrease in development income is primarily due to decreases in fees associated with tenant improvement project management and in the development fees earned from our Boston third-party developments and our Washington, DC joint ventures. The increase in management fees is due primarily to an increase in tenant service income from our tenants. We expect our fiscal 2015 development and management services income to be between $18 million and $22 million.

General and Administrative

General and administrative expenses decreased approximately $2.1 million for the six months ended June 30, 2015 compared to 2014 due primarily to the timing of the recognition of expenses under the Transition Benefits Agreement that Boston Properties, Inc. entered into with Mortimer B. Zuckerman in 2013. Because Mr. Zuckerman remained employed by Boston Properties, Inc. through July 1, 2014, he received, on January 1, 2015, a lump sum payment of $6.7 million and an equity award of LTIP Units with a targeted value of approximately $11.1 million. The cash payment and equity award vested in three equal installments on each of March 10, 2013, October 1, 2013 and July 1, 2014. As a result, we recognized approximately $4.0 million of compensation expense during the six months ended June 30, 2014 related to the Transition Benefits Agreement that did not recur in 2015. We also had an approximately $0.6 million decrease in the value of our deferred compensation plan. These decreases were partially offset by the following increases: (1) approximately $1.6 million related to the net effect of the end of the measurement period for the 2012 OPP Awards and the issuance of the 2015 MYLTIP Units (See Note 10 to the Consolidated Financial Statements), (2) an approximately $0.8 million increase in health care costs and (3) approximately $0.1 million related to other general and administrative expenses, which includes compensation expense. We expect our fiscal 2015 general and administrative expenses to be between $96 million and $100 million.

Wages directly related to the development and leasing of rental properties are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Capitalized wages for the six months ended June 30, 2015 and 2014 were approximately $7.6 million and $7.6 million, respectively. These costs are not included in the general and administrative expenses discussed above.

Transaction Costs

Transaction costs decreased approximately $0.6 million for the six months ended June 30, 2015 compared to 2014. Transaction costs for both periods were primarily related to the formation of several new and pending joint ventures, pending and completed asset sales and the pursuit of other transactions, including acquisitions.

Other Income and Expense Items

Income from Unconsolidated Joint Ventures

For the six months ended June 30, 2015 compared to 2014, income from unconsolidated joint ventures increased by approximately $12.3 million due primarily to an approximately $11.8 million increase in our share of net income from 901 New York Avenue in Washington, DC. During the six months ended June 30, 2015, we received a distribution of approximately $24.5 million, which was generated from the excess loan proceeds from the joint venture’s refinancing of its mortgage loan to a new 10-year mortgage loan totaling $225.0 million. Our allocation of income and distributions for the six months ended June 30, 2015 was not proportionate to our nominal ownership interest as a result of the achievement of specified investment return thresholds, as provided for in the joint venture agreement.

Interest and Other Income

Interest and other income decreased approximately $0.7 million for the six months ended June 30, 2015 compared to 2014, primarily due to a tax refund we received from the District of Columbia during the six months ended June 30, 2014 that did not recur during the six months ended June 30, 2015.

Gains from Investments in Securities

Gains from investments in securities for the six months ended June 30, 2015 and 2014 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for Boston Properties, Inc.’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to Boston Properties, Inc.’s officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the six months ended June 30, 2015 and 2014, we recognized gains of approximately $0.4 million and $0.9 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately$0.4 million and $1.0 million during the six months ended June 30, 2015 and 2014, respectively, as a result of increases in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by Boston Properties, Inc.’s officers participating in the plan.

Interest Expense

Interest expense decreased approximately $7.2 million for the six months ended June 30, 2015 compared to 2014 as detailed below:

Component	Change in interest expense for the six months ended June 30, 2015 compared to June 30, 2014
(in thousands)
Increases to interest expense due to:
Reduction in capitalized interest (1)	$15,770

Total increases to interest expense	$15,770

Decreases to interest expense due to:
Redemption of $300.0 million in aggregate principal of our 5.625% senior notes due 2015 on December 15. 2014	$(8,470)
Redemption of $250.0 million in aggregate principal of our 5.000% senior notes due 2015 on December 15, 2014	(6,426)
Repayment of $747.5 million in aggregate principal of our 3.625% exchangeable senior notes due 2014 on February 18, 2014	(3,343)
Interest expense associated with the adjustment for the equity component allocation of our unsecured exchangeable debt (2)	(2,438)
Repayment of mortgage financings (3)	(1,769)
Other interest expense (excluding senior notes)	(307)
Amortization of finance fees	(257)

Total decreases to interest expense	$(23,010)

Total change in interest expense	$(7,240)

(1)	The decrease was primarily due to the completion of several development projects, including 250 West 55th Street, 680 Folsom Street and The Avant at Reston Town Center.
(2)	All of our exchangeable senior notes were repaid as of February 18, 2014.
(3)	Represents the repayment of New Dominion Technology Park Building Two mortgage loan.

Interest expense directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. As properties are placed in-service, we cease capitalizing interest and interest is then expensed. Interest capitalized for the six months ended June 30, 2015 and 2014 was approximately $16.8 million and $32.6 million, respectively. These costs are not included in the interest expense referenced above.

We anticipate net interest expense for 2015 will be approximately $422 million to $431 million. This estimate assumes approximately $31 million to $38 million of capitalized interest. These estimates also assume that we will not incur any additional indebtedness, make additional prepayments or repurchases of existing indebtedness and that there will not be any fluctuations in interest rates or any changes in our development activity.

At June 30, 2015, our variable rate debt consisted of our $1.0 billion Unsecured Line of Credit, of which no amount was outstanding at June 30, 2015. For a summary of our consolidated debt as of June 30, 2015 and June 30, 2014 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Noncontrolling interests in property partnerships

Noncontrolling interests in property partnerships increased by approximately $12.6 million for the six months ended June 30, 2015 compared to 2014 as detailed below.

Property	Date of Consolidation	Partners’ noncontrolling interest for the six months ended June 30,
		2015	2014	Change
		(in thousands)
505 9th Street (1)	October 1, 2007	$1,283	$1,177	$106
Fountain Square (2)	October 4, 2012	4,441	6,469	(2,028)
767 Fifth Avenue (the General Motors Building) (3)	May 31, 2013	(10,639)	(9,168)	(1,471)
Times Square Tower	October 9, 2013	13,514	13,429	85
601 Lexington Avenue	October 30, 2014	9,129	—	9,129
100 Federal Street	October 30, 2014	2,030	—	2,030
Atlantic Wharf Office	October 30, 2014	4,714	—	4,714

		$24,472	$11,907	$12,565

(1)	On July 29, 2015, we executed a binding agreement for the sale of this property. The sale is subject to the satisfaction of customary closing conditions and, although there can be no assurance that the sale will be consummated on the terms currently contemplated or at all, it is expected to close by the end of the third quarter of 2015.
(2)	During the six months ended June 30, 2014, we made an out-of-period adjustment of approximately $2.4 million related to the cumulative non-cash adjustment to the accretion of the changes in the redemption value of the noncontrolling interest (See Notes 2 and 12 to the Consolidated Financial Statements).
(3)	During the six months ended June 30, 2015, the partners’ noncontrolling interest allocation of net income decreased due to the acceleration of depreciation and amortization expense associated with our termination of a tenant at this building. The net loss allocation is primarily due to the partners’ share of the interest expense for the outside members’ notes payable which was $15.0 million and $13.9 million for the six months ended June 30, 2015 and 2014, respectively.

Comparison of the three months ended June 30, 2015 to the three months ended June 30, 2014.

The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 147 properties totaling approximately 38.3 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to April 1, 2014 and owned and in service through June 30, 2015. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after April 1, 2014 or disposed of on or prior to June 30, 2015. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended June 30, 2015 and 2014 with respect to the properties that were placed in-service, acquired, in development or redevelopment or sold. For the three months ended June 30, 2015 and 2014 we had no properties that were acquired.

	Same Property Portfolio				Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2015	2014	Increase/ (Decrease)	% Change	2015	2014	2015	2014	2015	2014	2015	2014	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$564,499	$546,459	$18,040	3.30%	$24,819	$7,977	$147	$557	$—	$8,644	$589,465	$563,637	$25,828	4.58%
Termination Income	6,680	986	5,694	577.48%	—	—	—	—	—	—	6,680	986	5,694	577.48%

Total Rental Revenue	571,179	547,445	23,734	4.34%	24,819	7,977	147	557	—	8,644	596,145	564,623	31,522	5.58%

Real Estate Operating Expenses	204,312	193,335	10,977	5.68%	8,586	2,697	35	289	—	2,389	212,933	198,710	14,223	7.16%

Net Operating Income, excluding residential and hotel	366,867	354,110	12,757	3.60%	16,233	5,280	112	268	—	6,255	383,212	365,913	17,299	4.73%

Residential Net Operating Income (1)	2,280	469	1,811	386.14%	—	—	—	—	—	1,893	2,280	2,362	(82)	(3.47)%
Hotel Net Operating Income(1)	4,908	5,052	(144)	(2.85)%	—	—	—	—	—	—	4,908	5,052	(144)	(2.85)%

Consolidated Net Operating Income(1)	374,055	359,631	14,424	4.01%	16,233	5,280	112	268	—	8,148	390,400	373,327	17,073	4.57%

Other Revenue:
Development and management services	—	—	—	—	—	—	—	—	—	—	4,862	6,506	(1,644)	(25.27)%
Other Expenses:
General and administrative expense	—	—	—	—	—	—	—	—	—	—	22,284	23,271	(987)	(4.24)%
Transaction costs	—	—	—	—	—	—	—	—	—	—	208	661	(453)	(68.53)%
Depreciation and amortization	155,900	146,606	9,294	6.34%	9,280	2,525	666	142	—	3,329	165,846	152,602	13,244	8.68%

Total Other Expenses	155,900	146,606	9,294	6.34%	9,280	2,525	666	142	—	3,329	188,338	176,534	11,804	6.69%

Operating Income	218,155	213,025	5,130	2.41%	6,953	2,755	(554)	126	—	4,819	206,924	203,299	3,625	1.78%
Other Income:
Income from unconsolidated joint ventures											3,078	2,834	244	8.61%
Interest and other income											1,293	2,109	(816)	(38.69)%
Gains (losses) from investments in securities											(24)	662	(686)	(103.63)%
Other Expenses:
Interest expense											108,534	110,977	(2,443)	(2.20)%

Net Income											102,737	97,927	4,810	4.91%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships											(9,264)	(7,553)	(1,711)	22.65%
Noncontrolling interest—redeemable preferred units											(3)	(320)	317	99.06%

Net Income Attributable to Boston Properties Limited Partnership											93,470	90,054	3,416	3.79%
Preferred distributions											(2,618)	(2,618)	—	—%

Net Income Attributable to Boston Properties Limited Partnership Common Unitholders											$90,852	$87,436	$3,416	3.91%

(1)	For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 47. Residential Net Operating Income for the three months ended June 30, 2015 and 2014 are comprised of Residential Revenue of $3,811 and $6,298 less Residential Expenses of $1,531 and $3,936, respectively. Hotel Net Operating Income for the three months ended June 30, 2015 and 2014 are comprised of Hotel Revenue of $13,403 and $12,367 less Hotel Expenses of $8,495 and $7,315, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio

Rental Revenue

Rental revenue from the Same Property Portfolio increased approximately $18.0 million for the three months ended June 30, 2015 compared to 2014. The increase was primarily the result of an increase of approximately $16.1 million in revenue from our leases and increases in other recoveries, parking income and other income of approximately $0.9 million, $0.7 million and $0.3 million, respectively. Rental revenue from our leases increased approximately $16.1 million as a result of our average revenue per square foot increasing by approximately $2.66, contributing approximately $22.8 million, partially offset by a decrease of approximately $6.7 million due to a decrease in average occupancy from 92.7% to 91.4%.

Termination Income

Termination income increased by approximately $5.7 million for the three months ended June 30, 2015 compared to 2014.

Termination income for the three months ended June 30, 2015 related to fifteen tenants across the Same Property Portfolio and totaled approximately $6.7 million, of which approximately $4.3 million, $1.2 million, $1.1 million and $0.1 million related to early terminations in our New York, San Francisco, Boston and Washington, DC regions, respectively. The termination income from the New York region was primarily due to our early termination of a tenant at 767 Fifth Avenue (the General Motors Building) and a negotiated termination with a tenant in Princeton, New Jersey in order to accommodate leasing the building to a new tenant. Approximately $4.7 million of our termination income for the three months ended June 30, 2015 was non-cash and due to the acceleration of “above-” and “below-market” lease revenue and straight-line rent adjustments.

Termination income for the three months ended June 30, 2014 related to twelve tenants across the Same Property Portfolio and totaled approximately $1.0 million.

Real Estate Operating Expenses

Operating expenses from the Same Property Portfolio increased approximately $11.0 million for the three months ended June 30, 2015 compared to 2014 due primarily to (1) an increase of approximately $5.6 million, or 6.3%, in real estate taxes, which we primarily experienced in our New York region, (2) an increase of approximately $2.5 million, or 7.9%, in repairs and maintenance expense in the Boston and New York regions, (3) an increase of approximately $1.3 million, or 4.8%, in utilities expense primarily due to an increase in electricity expense in the Boston and New York regions and (4) an increase of approximately $1.6 million, or 3.5%, in other operating expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Same Property Portfolio increased approximately $9.3 million, or 6.3%, for the three months ended June 30, 2015 compared to 2014 primarily due to accelerated depreciation and amortization at 767 Fifth Avenue (the General Motors Building) in New York City due to lease terminations. This was partially offset by a decrease in depreciation and amortization at 200 Clarendon Street (formerly the John Hancock Tower) in Boston, Massachusetts due to several lease expirations during 2014. Leasehold improvements and leasing commissions are depreciated and amortized over their respective lease terms, as such, when the lease term expires these assets are fully depreciated therefore causing the increase in depreciation for the three months ended June 30, 2015 compared to 2014.

Properties Placed In-Service Portfolio

We placed in-service or partially placed in-service five properties between April 1, 2014 and June 30, 2015. Rental revenue, real estate operating expenses and depreciation and amortization expense from our Properties Placed In-Service Portfolio increased approximately $16.8 million, $5.9 million and $6.8 million, respectively, for the three months ended June 30, 2015 compared to 2014 as detailed below.

Name	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service	Square Feet	Rental Revenue			Real Estate Operating Expenses			Depreciation and Amortization Expense
				2015	2014	Change	2015	2014	Change	2015	2014	Change
				(dollars in thousands)
250 West 55th Street	Third Quarter, 2013	Third Quarter, 2014	988,679	$15,022	$5,421	$9,601	$5,661	$1,881	$3,780	$5,112	$1,508	$3,604
680 Folsom Street (1)	Fourth Quarter, 2013	Third Quarter, 2014	524,793	7,279	2,556	4,723	2,167	816	1,351	3,483	1,017	2,466
535 Mission Street	Fourth Quarter, 2014	N/A	307,000	2,255	—	2,255	695	—	695	594	—	594
690 Folsom Street	Fourth Quarter, 2014	N/A	26,080	263	—	263	63	—	63	91	—	91

			1,846,552	$24,819	$7,977	$16,842	$8,586	$2,697	$5,889	$9,280	$2,525	$6,755

(1)	This property is a two-building complex.

Properties in Development or Redevelopment Portfolio

During the three months ended June 30, 2015 and 2014, the Properties in Development or Redevelopment Portfolio consisted of our Reservoir Place North property located in Waltham, Massachusetts. We commenced redevelopment of this approximately 73,000 net rentable Class A Office property on May 1, 2015 and it has an expected stabilization date in the first quarter of 2017. Prior to the commencement of redevelopment, this building was operational and during the three months ended June 30, 2015 and 2014, had revenue of approximately $0.1 million and $0.6 million, respectively, and approximately $35,000 and $0.3 million of operating expenses, respectively. In addition, during the three months ended June 30, 2015 and 2014, the building had approximately $0.7 million and $0.1 million, respectively, of depreciation and amortization expense.

Properties Sold Portfolio

The table below lists the properties we sold between April 1, 2014 and June 30, 2015. Rental revenue, real estate operating expenses and depreciation and amortization expense from our Properties Sold Portfolio decreased approximately $13.1 million, $4.9 million and $3.3 million, respectively, for the three months ended June 30, 2015 compared to 2014 as detailed below.

	Date sold	Property Type	Square Feet (sf) / Acres	Rental Revenue			Real Estate Operating Expenses			Depreciation and Amortization Expense
Name				2015	2014	Change	2015	2014	Change	2015	2014	Change
							(dollars in thousands)
Class A Office, Office/Technical and Land
Mountain View Technology Park (1)	July 29, 2014	Office /Technical	135,000 sf	$—	$1,126	$(1,126)	$—	$184	$(184)	$—	$707	$(707)
Mountain View Research Park Building Sixteen	July 29, 2014	Office /Technical	63,000 sf	—	640	(640)	—	87	(87)	—	434	(434)
Broad Run Business Park	August 22, 2014	Land Parcel	15.5 acres	—	367	(367)	—	93	(93)	—	4	(4)
Patriots Park (2)	October 2, 2014	Class A Office	706,000 sf	—	6,320	(6,320)	—	1,949	(1,949)	—	1,379	(1,379)
130 Third Avenue	October 24, 2014	Land Parcel	N/A (3)	—	76	(76)	—	76	(76)	—	—	—
75 Ames Street	December 30, 2014	Land Parcel	N/A (4)	—	115	(115)	—	—	—	—	—	—

				$—	$8,644	$(8,644)	$—	$2,389	$(2,389)	$—	$2,524	$(2,524)

Residential
Residences on The Avenue	March 17, 2015	Residential	323,050 sf (5)	$—	$4,445	$(4,445)	$—	$2,552	$(2,552)	$—	$805	$(805)

				$—	$13,089	$(13,089)	$—	$4,941	$(4,941)	$—	$3,329	$(3,329)

(1)	This property is a seven-building complex.
(2)	This property is a three-building complex.
(3)	This site is permitted for 129,000 square feet.
(4)	This sale was a conveyance to an unrelated third-party of a condominium interest.
(5)	This property has 335 apartment units and approximately 50,000 net rentable square feet of retail space.

Operating Income and Expense Items

Residential Net Operating Income

Net operating income for our residential properties decreased by approximately $0.1 million for the three months ended June 30, 2015 compared to 2014.

The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf and The Avant at Reston Town Center for the three months ended June 30, 2015 and 2014. On March 17, 2015, we sold the Residences on The Avenue and therefore there is no information shown for the three months ended June 30, 2015.

	The Lofts at Atlantic Wharf			Residences on The Avenue (1)			The Avant at Reston Town Center (2)
	2015	2014	Percentage Change	2015	2014	Percentage Change	2015	2014	Percentage Change
Average Physical Occupancy (3)	96.9%	95.4%	1.6%	N/A	91.3%	N/A	93.9%	25.7%	265.4%
Average Economic Occupancy (4)	96.9%	95.8%	1.1%	N/A	90.5%	N/A	92.1%	21.9%	320.5%
Average Monthly Rental Rate (5)	$4,013	$3,912	2.6%	N/A	$3,165	N/A	$2,263	$2,203	2.7%
Average Rental Rate Per Occupied Square Foot	$4.48	$4.39	2.1%	N/A	$3.88	N/A	$2.42	$2.40	0.8%

(1)	This property was sold during the first quarter of 2015. For the operating results refer to “Results of Operations—Properties Sold Portfolio” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to the Consolidated Financial Statements.

(2)	This property was initially placed in-service during the fourth quarter of 2013 and fully placed in-service during the first quarter of 2014.
(3)	Average Physical Occupancy is defined as the average number of occupied units divided by the total number of units, expressed as a percentage.
(4)	Average Economic Occupancy is defined as total possible revenue less vacancy loss as a percentage of total possible revenue. Total possible revenue is determined by valuing average occupied units at contract rates and average vacant units at Market Rents. Vacancy loss is determined by valuing vacant units at current Market Rents. By measuring vacant units at their Market Rents, Average Economic Occupancy takes into account the fact that units of different sizes and locations within a residential property have different economic impacts on a residential property’s total possible gross revenue. Market Rents used by us in calculating Economic Occupancy are based on the current market rates set by the managers of our residential properties based on their experience in renting their residential property’s units and publicly available market data. Trends in market rents for a region as reported by others could vary. Market Rents for a period are based on the average Market Rents during that period and do not reflect any impact for cash concessions.
(5)	Average Monthly Rental Rates are calculated by us as rental revenue in accordance with GAAP, divided by the weighted monthly average number of occupied units.

Hotel Net Operating Income

Net operating income for the Boston Marriott Cambridge hotel property decreased by approximately $0.1 million for the three months ended June 30, 2015 compared to 2014.

The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended June 30, 2015 and 2014.

	2015	2014	Percentage Change
Occupancy	86.7%	87.3%	(0.7)%
Average daily rate	$298.70	$273.22	9.3%
Revenue per available room, REVPAR	$259.10	$238.55	8.6%

Development and Management Services

Development and management services income decreased approximately $1.6 million for the three months ended June 30, 2015 compared to 2014. Development income decreased by approximately $1.9 million, which was partially offset by an increase in management service income of approximately $0.3 million. The decrease in development income is primarily due to decreases in tenant improvement project management fees and in development fees from our Boston third-party developments and our Washington, DC joint ventures.

General and Administrative

General and administrative expenses decreased approximately $1.0 million for the three months ended June 30, 2015 compared to 2014 due primarily to a decrease in overall compensation expense.

Wages directly related to the development and leasing of rental properties are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. Capitalized wages for the three months ended June 30, 2015 and 2014 were approximately $4.0 million and $4.1 million, respectively. These costs are not included in the general and administrative expenses discussed above.

Transaction Costs

Transaction costs decreased approximately $0.5 million for the three months ended June 30, 2015 compared to 2014. Transaction costs for both periods were primarily related to the formation of several new and pending joint ventures, pending and completed asset sales and the pursuit of other transactions, including acquisitions.

Other Income and Expense Items

Income from Unconsolidated Joint Ventures

For the three months ended June 30, 2015 compared to 2014, income from unconsolidated joint ventures increased by approximately $0.2 million, which was primarily due to termination income we received from a tenant at 540 Madison Avenue in New York City.

Interest and Other Income

Interest and other income decreased approximately $0.8 million for the three months ended June 30, 2015 compared to 2014, primarily due to a tax refund we received from the District of Columbia during the three months ended June 30, 2014 that did not recur during the three months ended June 30, 2015.

Gains (losses) from Investments in Securities

Gains (losses) from investments in securities for the three months ended June 30, 2015 and 2014 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for Boston Properties, Inc.’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to Boston Properties, Inc.’s officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the three months ended June 30, 2015 and 2014, we recognized gains (losses) of approximately $(24,000) and $0.7 million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $(24,000) and $0.7 million during the three months ended June 30, 2015 and 2014, respectively, as a result of increases (decreases) in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by Boston Properties, Inc.’s officers participating in the plan.

Interest Expense

Interest expense decreased approximately $2.4 million for the three months ended June 30, 2015 compared to 2014 as detailed below:

Component	Change in interest expense for the three months ended June 30, 2015 compared to June 30, 2014
(in thousands)
Increases to interest expense due to:
Reduction in capitalized interest (1)	$6,026

Total increases to interest expense	$6,026

Decreases to interest expense due to:
Redemption of $300.0 million in aggregate principal of our 5.625% senior notes due 2015 on December 15, 2014	$(4,235)
Redemption of $250.0 million in aggregate principal of our 5.000% senior notes due 2015 on December 15, 2014	(3,213)
Repayment of mortgage financings (2)	(889)
Other interest expense (excluding senior notes)	(132)

Total decreases to interest expense	$(8,469)

Total change in interest expense	$(2,443)

(1)	The decrease was primarily due to the completion of several development projects, including 250 West 55th Street, 680 Folsom Street and The Avant at Reston Town Center.
(2)	Represents the repayment of New Dominion Technology Park Building Two mortgage loan.

Interest expense directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. As properties are placed in-service, we cease capitalizing interest and interest is then expensed. Interest capitalized for the three months ended June 30, 2015 and 2014 was approximately $8.9 million and $14.9 million, respectively. These costs are not included in the interest expense referenced above.

At June 30, 2015, our variable rate debt consisted of our $1.0 billion Unsecured Line of Credit, of which no amount was outstanding at June 30, 2015. For a summary of our consolidated debt as of June 30, 2015 and June 30, 2014 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Noncontrolling interests in property partnerships

Noncontrolling interests in property partnerships increased by approximately $1.7 million for the three months ended June 30, 2015 compared to 2014 as detailed below.

Property	Date of Consolidation	Partners’ noncontrolling interests for the three months ended June 30,
		2015	2014	Change
		(in thousands)
505 9th Street (1)	October 1, 2007	$615	$602	$13
Fountain Square (2)	October 4, 2012	2,213	4,701	(2,488)
767 Fifth Avenue (the General Motors Building) (3)	May 31, 2013	(7,853)	(4,524)	(3,329)
Times Square Tower	October 9, 2013	6,759	6,774	(15)
601 Lexington Avenue	October 30, 2014	4,023	—	4,023
100 Federal Street	October 30, 2014	1,142	—	1,142
Atlantic Wharf Office	October 30, 2014	2,365	—	2,365

		$9,264	$7,553	$1,711

(1)	On July 29, 2015, we executed a binding agreement for the sale of this property. The sale is subject to the satisfaction of customary closing conditions and, although there can be no assurance that the sale will be consummated on the terms currently contemplated or at all, it is expected to close by the end of the third quarter of 2015.
(2)	During the three months ended June 30, 2014, we made an out-of-period adjustment of approximately $2.4 million related to the cumulative non-cash adjustment to the accretion of the changes in the redemption value of the noncontrolling interest (See Notes 2 and 12 to the Consolidated Financial Statements).
(3)	During the three months ended June 30, 2015, the partners’ noncontrolling interest allocation of net income decreased due to the acceleration of depreciation and amortization expense associated with our termination of a tenant at this building. The net loss allocation is primarily due to the partners’ share of the interest expense for the outside members’ notes payable which was $7.6 million and $7.0 million for the three months ended June 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	fund capital expenditures, including major renovations, tenant improvements and leasing costs;

•	fund development costs;

•	fund possible property acquisitions;

•	fund distribution requirements on our Series B Preferred Units; and

•	make the minimum distribution required to enable Boston Properties, Inc. to maintain its REIT qualification under the Internal Revenue Code of 1986, as amended.

We expect to satisfy these needs using one or more of the following:

•	cash flow from operations;

•	distribution of cash flows from joint ventures;

•	cash and cash equivalent balances;

•	issuances of Boston Properties, Inc.’s equity securities and/or proceeds from issuances of our preferred or common units;

•	our Unsecured Line of Credit or other short-term bridge facilities;

•	construction loans;

•	long-term secured and unsecured indebtedness (including unsecured exchangeable indebtedness); and

•	sales of real estate or ownership interests in our assets.

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

The following table presents information on properties under construction as of June 30, 2015 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)	Estimated Total Investment (1)	Percentage Leased (2)
Annapolis Junction Building Seven (50% ownership) (3)	Third Quarter, 2015	Annapolis, MD	1	127,229	$17,235	$17,500	100%
690 Folsom Street (4)	First Quarter, 2016	San Francisco, CA	1	26,080	14,637	17,900	100%

804 Carnegie Center	First Quarter, 2016	Princeton, NJ	1	130,000	22,548	47,000	100%
99 Third Avenue Retail	Second Quarter, 2016	Waltham, MA	1	16,500	14,877	16,900	84%
535 Mission Street (5)	Third Quarter, 2016	San Francisco, CA	1	307,000	185,491	215,000	81%
1265 Main Street (50% ownership)	Fourth Quarter, 2016	Waltham, MA	1	115,000	3,621	26,090	100%
Prudential Center Retail Expansion	Fourth Quarter, 2016	Boston, MA	—	15,000	6,233	9,980	100%
Annapolis Junction Building Eight (50% ownership) (3)	First Quarter, 2017	Annapolis, MD	1	125,000	12,000	18,500	—%
10 CityPoint	Second Quarter, 2017	Waltham, MA	1	245,000	41,245	100,400	74%
601 Massachusetts Avenue	Fourth Quarter, 2017	Washington, DC	1	478,000	280,715	360,760	83%
888 Boylston Street	Fourth Quarter, 2017	Boston, MA	1	425,000	80,973	271,500	63%
Salesforce Tower (95% ownership)	First Quarter, 2019	San Francisco, CA	1	1,400,000	380,556	1,073,500	51%
Dock72 at the Brooklyn Navy Yard (50% ownership)	First Quarter, 2020	Brooklyn, NY	1	670,000	9,303	204,900	33%

Total Properties under Construction			12	4,079,809	1,069,434	2,379,930	60%
Redevelopment properties
Reservoir Place North	First Quarter, 2017	Waltham, MA	1	73,000	752	24,510	—%

Total Properties under Construction and Redevelopment			13	4,152,809	$1,070,186	$2,404,440	59%

(1)	Represents our share. Includes net revenue during lease up period, acquisition expenses and approximately $87.0 million of construction cost and leasing commission accruals.
(2)	Represents percentage leased as of August 3, 2015, includes leases with future commencement dates.
(3)	This project has a construction loan.
(4)	As of August 3, 2015, this property was 55% placed in-service.
(5)	As of August 3, 2015, this property was 41% placed in-service.

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

Our primary uses of capital will be the completion of our ongoing developments, which, through 2019, have remaining costs to fund of approximately $1.3 billion, and our 2016 and 2017 debt maturities, which are discussed below. We believe that our strong liquidity, including available cash as of August 3, 2015 of approximately $1.1 billion, which includes approximately $192.4 million of cash held in escrows which is being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code, the approximately $969.9 million available under our Unsecured Line of Credit and proceeds from potential asset sales provide sufficient liquidity to fund our remaining capital requirements on existing development projects and pursue additional attractive investment opportunities. Boston Properties, Inc. also has full availability under its $600 million ATM program. Boston Properties, Inc. contributes the net proceeds from any such sales to us in exchange for a number of OP Units equal to the number of shares issued.

In 2015, we commenced approximately $486 million, on a gross basis, of new projects with a target of approximately $1 billion in new development and redevelopment project starts for the year.

We have no significant debt maturities during 2015. However, we are focused on our maturities in 2016 and 2017, which, excluding our 505 9th Street, N.W. property in Washington, DC that is under agreement for sale, consist of eight mortgage loans totaling approximately $3.6 billion (of which our share of consolidated and unconsolidated joint ventures is approximately $2.9 billion). These loans have a weighted-average coupon/stated interest rate of approximately 5.8% per annum.

To reduce the risk associated with future interest rate increases, we have entered into nine forward-starting interest rate swap contracts which fix the 10-year swap rate at a weighted-average rate of 2.46% per annum on notional amounts aggregating $350 million. These swaps are targeting the refinancing of our $750 million mortgage loan at 599 Lexington Avenue in New York, which has a maturity date of March 1, 2017, and can be prepaid without penalty beginning in September 2016. In addition, 767 Fifth Partners LLC, which is the consolidated entity (in which we have a 60% interest and owns 767 Fifth Avenue (the General Motors Building) in New York City), entered into nine forward-starting interest rate swap contracts, which fix the 10-year swap rate at a weighted-average rate of approximately 2.80% per annum on notional amounts aggregating $250 million. These swaps are targeting the refinancing of the property’s mortgage loans totaling $1.6 billion that mature on October 7, 2017 but can be prepaid without penalty beginning in June 2017.

We plan on refinancing in late 2016 and early 2017 our remaining maturing mortgage loans that are not being targeted by our interest rate swap strategy. We continue to monitor opportunities to accelerate these financings which could occur earlier in 2016 or even late in 2015 and may result in a one-time charge for the prepayment premium.

The bond market has experienced some rate and spread volatility over the past few months from global events but debt issuances continue to be well received in both the public and private markets and we believe our current borrowing cost for unsecured senior notes having a maturity in 10 years is attractive and less than 4% per annum. Given the relatively low interest rates currently available to us in the debt markets, we may seek to enhance our liquidity in the future, which may result in us carrying additional cash and cash equivalents pending our use of the proceeds. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may also, from time to time, purchase unsecured senior notes for cash in open market purchases or privately negotiated transactions, or both. We will evaluate any such potential transactions in light of then-existing market conditions, taking into account the trading prices of the notes, our current liquidity and prospects for future access to capital.

REIT Tax Distribution Considerations

Distributions

Boston Properties, Inc., as a REIT, is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. Boston Properties, Inc.’s policy is to distribute at least 100% of its taxable income to avoid paying federal tax. On December 8, 2014, Boston Properties, Inc., as our general partner, announced that its Board of Directors declared a special cash distribution of $4.50 per unit payable on January 28, 2015 to common and LTIP unitholders of record as of the close of business on December 31, 2014. The decision to declare a special distribution was primarily a result of the taxable gains associated with the sale of approximately $2.3 billion of assets during 2014, partially offset by our election to deduct costs that were capitalized in prior years that may now be deducted under the new Tangible Property Regulations, discussed below. Boston Properties, Inc.’s Board of Directors did not make any change in its policy with respect to our regular quarterly distributions. Boston Properties, Inc.’s Board of Directors will continue to evaluate our distribution rate in light of actual and projected taxable income, liquidity requirements and other circumstances, and there can be no assurance that the future distributions declared by Boston Properties, Inc.’s Board of Directors will not differ materially (See “Application of Recent Regulations” and “Sales” below).

Application of Recent Regulations

In September 2013, the Internal Revenue Service released final regulations governing when taxpayers must capitalize and depreciate costs for acquiring, maintaining, repairing and replacing tangible property and when they can deduct such costs. These final regulations are effective for tax years beginning on or after January 1, 2014. These regulations permitted us to deduct certain types of expenditures that were previously required to be capitalized by us. They also allowed us to make a one-time election to immediately deduct certain amounts that were capitalized in previous years that are not required to be capitalized under the new regulations. We analyzed how the application of the new regulations affects our business and decided to make the election for the 2014 tax year. Although such an election did not have a material impact on our GAAP financial statements or Funds from Operations, it materially reduced our taxable income and therefore Boston Properties, Inc.’s dividend payout requirements under applicable REIT tax regulations for 2014. It also could have an impact on Boston Properties, Inc.’s dividend payout requirements in subsequent years, as the amounts deducted in 2014 will no longer be depreciated over time, and amounts expended and deducted in future periods will vary, potentially resulting in more variation in Boston Properties, Inc.’s distribution requirement from year to year depending on our annual cost of now-deductible expenditures that previously would have been capitalized. Although Boston Properties, Inc. made the election for tax year 2014, there can be no assurance concerning the impact, if any, on the dividends declared by Boston Properties, Inc.’s Board of Directors in subsequent taxable years.

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

Cash and cash equivalents were approximately $1.3 billion and $1.0 billion at June 30, 2015 and 2014, respectively, representing an increase of approximately $0.3 billion. The following table sets forth changes in cash flows:

	Six months ended June 30,
	2015	2014	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$443,076	$308,993	$134,083
Net cash provided by (used in) investing activities	179,165	(346,571)	525,736
Net cash used in financing activities	(1,042,569)	(1,290,983)	248,414

Our principal source of cash flow is related to the operation of our properties. The average term of our in-place tenant leases, including our unconsolidated joint ventures, is approximately 6.7 years with occupancy rates historically in the range of 90% to 94%. Our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties, secured and unsecured borrowings and equity offerings by Boston Properties, Inc.

For the six months ended June 30, 2015, our total distribution payments exceeded our cash flow from operating activities due to the special distribution which was declared in December 2014 and paid to common unitholders in January 2015. The cash flows distributed were primarily a result of the taxable gains associated with the sale of approximately $2.3 billion of assets during 2014 partially offset by our election to deduct costs that were capitalized in prior years that may now be deducted under the new Tangible Property Regulations and were included as part of cash flows provided by financing activities. Distributions will generally exceed cash flows from operating activities during periods in which we sell significant real estate assets and the distribution of gains occurs in a different period.

Cash is provided by (used in) investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash provided by investing activities for the six months ended June 30, 2015 consisted primarily of the proceeds from the sales of real estate partially offset by funding of our development projects. Cash used in investing activities for the six months ended June 30, 2014 consisted primarily of funding our development projects, as detailed below:

	Six months ended June 30,
	2015	2014
	(in thousands)
Construction in progress (1)	$(154,430)	$(206,603)
Building and other capital improvements	(48,133)	(37,285)
Tenant improvements	(51,444)	(53,935)
Proceeds from the sales of real estate (2)	194,821	—
Proceeds from sales of real estate placed in escrow (2)	(200,612)	—
Proceeds from sales of real estate released from escrow (2)	441,903	—
Cash placed in escrow for land sale contracts	(7,111)	—
Cash released from escrow for land sale contracts	758	—
Deposit on real estate	(5,000)	—
Capital contributions to unconsolidated joint ventures (3)	(14,989)	(47,767)
Capital distributions from unconsolidated joint ventures (4)	24,527	357
Investments in securities, net	(1,125)	(1,338)

Net cash provided by (used in) investing activities	$179,165	$(346,571)

(1)

Construction in progress for the six months ended June 30, 2014 includes ongoing expenditures associated with The Avant at Reston Town Center, 250 West 55th Street and 680 Folsom Street, which were fully or partially placed in-service during the six months ended June 30, 2014. In addition, we incurred costs associated with our continued development of 535 Mission Street, 601 Massachusetts Avenue, 804 Carnegie Center, Salesforce Tower, 888 Boylston Street, 10 CityPoint, 99 Third Avenue Retail and 690 Folsom Street. Construction in progress for the six months ended June 30, 2015 includes ongoing expenditures associated with 690 Folsom Street and 535 Mission Street, which were partially placed in-service during the six months ended June 30, 2015. In addition, we incurred costs associated with our continued development of 601 Massachusetts Avenue, 804 Carnegie Center, Salesforce Tower, 888 Boylston Street, 10 CityPoint, 99 Third Avenue Retail and the Prudential Center retail expansion.

(2)	On March 17, 2015, we completed the sale of our Residences on The Avenue property located in Washington, DC for a gross sale price of $196.0 million. Net cash proceeds totaled approximately $192.5 million, resulting in a gain on sale of real estate totaling approximately $91.4 million. We have agreed to provide net operating income support of up to $6.0 million should the property’s net operating income fail to achieve certain thresholds, which has been recorded as a reduction to the gain on sale. The Residences on The Avenue is comprised of 335 apartment units and approximately 50,000 net rentable square feet of retail space, subject to a ground lease that expires on February 1, 2068. As of June 30, 2015, approximately $192.3 million of the proceeds were being held in escrow for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code.

On February 19, 2015, we completed the sale of a parcel of land within our Washingtonian North property located in Gaithersburg, Maryland for a gross sale price of $8.7 million. Net cash proceeds totaled approximately $8.3 million, resulting in a gain on sale of real estate totaling approximately $3.7 million. The parcel contains approximately 8.5 acres of our approximately 27 acre property. As of June 30, 2015, we had released from escrow approximately $8.3 million of the proceeds that were being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code.

On October 24, 2014, we completed the sale of a parcel of land at 130 Third Avenue in Waltham, Massachusetts that is permitted for 129,000 square feet for a sale price of approximately $14.3 million. Net cash proceeds totaled approximately $13.6 million. As of June 30, 2015, we had released from escrow approximately $13.6 million of the proceeds that were being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code.

On October 2, 2014, we completed the sale of Patriots Park located in Reston, Virginia for a gross sale price of $321.0 million. Patriots Park consists of three Class A office properties aggregating approximately 706,000 net rentable square feet. Net cash proceeds totaled approximately $319.1 million. As of June 30, 2015, we had released from escrow approximately $320.0 million of the proceeds that were being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code.

On August 22, 2014, we completed the sale of a parcel of land within our Broad Run Business Park property located in Loudoun County, Virginia for a sale price of approximately $9.8 million. Net cash proceeds totaled approximately $9.7 million. As of June 30, 2015, we had released from escrow approximately $9.7 million of the proceeds that were being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code.

On July 29, 2014, we completed the sale of our Mountain View Technology Park properties and Mountain View Research Park Building Sixteen property located in Mountain View, California for an aggregate sale price of approximately $92.1 million. Net cash proceeds totaled approximately $90.6 million. As of June 30, 2015, we had released from escrow approximately $90.2 million of the proceeds that were being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code.

(3)	Capital contributions to unconsolidated joint ventures for the six months ended June 30, 2015 were primarily due to cash contributions of approximately $2.3 million, $2.2 million and $9.1 million to our North Station (Phase I—Air Rights), 1265 Main Street and Dock72 at the Brooklyn Navy Yard joint ventures, respectively.

Capital contributions to unconsolidated joint ventures for the six months ended June 30, 2014 were primarily due to cash contributions of approximately $39.0 million and approximately $5.4 million to our 1001 6th Street (formerly 501 K Street) and Annapolis Junction joint ventures, respectively.

(4)	Capital distributions from unconsolidated joint ventures increased due to a distribution made by the joint venture that owns 901 New York Avenue located in Washington, DC. During the six months ended June 30, 2015, we received a distribution of approximately $24.5 million, which was generated from the excess loan proceeds from the joint venture’s refinancing of its mortgage loan to a new 10-year mortgage loan totaling $225.0 million. Our allocation of income and distributions for the six months ended June 30, 2015 was not proportionate to our nominal ownership interest as a result of the achievement of specified investment return thresholds, as provided for in the joint venture agreement.

Cash used in financing activities for the six months ended June 30, 2015 totaled approximately $1.0 billion. This consisted primarily of the payments of regular and special distributions to our unitholders. Future debt payments are discussed below under the heading “Capitalization—Debt Financing.”

Capitalization

At June 30, 2015, our total consolidated debt was approximately $9.9 billion. The GAAP weighted-average annual interest rate on our consolidated indebtedness was 4.41% (with a coupon/stated rate of 4.98%) and the weighted-average maturity was approximately 4.5 years.

Consolidated debt to total consolidated market capitalization ratio, defined as total consolidated debt as a percentage of the value of our outstanding equity securities plus our total consolidated debt, is a measure of leverage commonly used by analysts in the REIT sector. Our total consolidated market capitalization was approximately $30.8 billion at June 30, 2015. Our total consolidated market capitalization was calculated using Boston Properties, Inc.’s June 30, 2015 closing stock price of $121.04 per common share and the following: (1) 169,666,449 outstanding common units of limited partnership interest (including 153,473,931 units held by Boston Properties, Inc.), (2) an aggregate of 1,622,595 common units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, (3)216,960 2012 OPP Units that were issued in the form of LTIP Units and earned as of February 6, 2015, (4) 80,000 Series B Preferred Units, at a price of $2,500 per unit, and (5) our consolidated debt totaling approximately $9.9 billion. At June 30, 2015, our total consolidated debt, which excludes debt collateralized by our unconsolidated joint ventures, represented approximately 32.01% of our total consolidated market capitalization.

Following the consolidation of 767 Venture, LLC (the entity that owns 767 Fifth Avenue (the General Motors Building)), effective June 1, 2013, our consolidated debt increased significantly compared to prior periods even though our economic interest in 767 Venture, LLC remained substantially unchanged. As a result, we believe the presentation of total adjusted debt may provide investors with a more complete picture of our share of consolidated and unconsolidated debt. Total adjusted debt is defined as our total consolidated debt, plus our share of unconsolidated joint venture debt, minus our joint venture partners’ share of consolidated debt, and was approximately $9.1 billion at June 30, 2015. For a tabular reconciliation refer to “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, in light of the difference between our total consolidated debt and our total adjusted debt, we believe that also presenting our total adjusted debt to total adjusted market capitalization ratio may provide investors with a more complete picture of our leverage in relation to the overall size of our company. The calculation of the total adjusted debt to total adjusted market capitalization ratio is the same as consolidated debt to total consolidated market capitalization ratio except that the total adjusted debt balance is used in lieu of the total consolidated debt balance. At June 30, 2015 our total adjusted debt represented approximately 30.16% of our total adjusted market capitalization.

The calculation of total consolidated market capitalization and total adjusted market capitalization does not include 309,818 2013 MYLTIP Units, 476,320 2014 MYLTIP Units and 368,415 2015 MYLTIP Units because, unlike other LTIP Units, they are not earned until certain return thresholds are achieved. These percentages will fluctuate with changes in the market value of Boston Properties, Inc.’s common stock and do not necessarily reflect our capacity to incur additional debt to finance our activities or our ability to manage our existing debt obligations. However, for a company like ours, whose assets are primarily income-producing real estate, the total consolidated debt to total consolidated market capitalization ratio and the total adjusted debt to total adjusted market capitalization ratio may provide investors with alternate indications of leverage, so long as they are evaluated along with other financial ratios and the various components of our outstanding indebtedness.

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

Debt Financing

As of June 30, 2015, we had approximately $9.9 billion of outstanding consolidated indebtedness, representing approximately 32.01% of our total consolidated market capitalization as calculated above consisting of approximately (1) $5.3 billion (net of discount) in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 4.42% per annum and maturities in 2018 through 2024; (2) $4.3 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 4.31% per annum and weighted-average term of 2.7 years and (3) $0.3 billion of mezzanine notes payable associated with 767 Fifth Avenue (the General Motors Building), having a GAAP interest rate of 5.53% per annum and maturing in 2017. The table below summarizes our mortgage and mezzanine notes payable, our unsecured senior notes and our Unsecured Line of Credit at June 30, 2015 and June 30, 2014:

	June 30,
	2015	2014
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable	$4,269,808	$4,411,453
Unsecured senior notes, net of discount	5,288,503	5,836,729
Unsecured Line of Credit	—	—
Mezzanine notes payable	309,148	310,427

Total consolidated debt	9,867,459	10,558,609
Add:
Our share of unconsolidated joint venture debt	352,882	328,711
Deduct:
Partners’ share of consolidated mortgage notes payable	(1,044,387)	(748,668)
Partners’ share of consolidated mezzanine notes payable	(123,659)	(124,171)

Total adjusted debt	$9,052,295	$10,014,481

	June 30,
	2015	2014
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate	100.00%	100.00%
Variable rate	—%	—%

Total	100.00%	100.00%

GAAP Weighted-average interest rate at end of period:
Fixed rate	4.41%	4.46%
Variable rate	—%	—%

Total	4.41%	4.46%

Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	4.98%	5.01%
Variable rate	—%	—%

Total	4.98%	5.01%

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

As of June 30, 2015, we had no borrowings and outstanding letters of credit totaling approximately $16.5 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $983.5 million. As of August 3, 2015, we had no borrowings and outstanding letters of credit totaling approximately $30.1 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $969.9 million.

Unsecured Senior Notes

The following summarizes the unsecured senior notes outstanding as of June 30, 2015 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	5.875%	5.967%	$700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
7 Year Unsecured Senior Notes	3.700%	3.853%	850,000	November 15, 2018
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024

Total principal			5,300,000
Net unamortized discount			(11,497)

Total			$5,288,503

(1)	Yield on issuance date including the effects of discounts on the notes and the amortization of financing costs.
(2)	No principal amounts are due prior to maturity.

Our unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus 35 basis points (or 20 basis points in the case of the $500 million of notes that mature on September 1, 2023, 25 basis points in the case of the $700 million of notes that mature on February 1, 2024, 40 basis points in the case of the $700 million of notes that mature on October 15, 2019 and 30 basis points in the case of the $700 million and $850 million of notes that mature on November 15, 2020 and May 15, 2021, respectively), in each case plus accrued and unpaid interest to the redemption date. The indenture under which our unsecured senior notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of June 30, 2015, we believe we were in compliance with each of these financial restrictions and requirements.

Derivative Instruments and Hedging Activities

On February 19, 2015, we commenced a planned interest rate hedging program. We entered into eight forward-starting interest rate swap contracts during the six months ended June 30, 2015, which fix the 10-year swap rate at a weighted-average rate of approximately 2.458% per annum on notional amounts aggregating $325.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in September 2016 and maturity in September 2026. We entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce our exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in September 2016. In addition, 767 Fifth Partners LLC, which is the consolidated entity (in which we have a 60% interest and owns 767 Fifth Avenue (the General Motors Building) in New York City), entered into five forward-starting interest rate swap contracts during the six months ended June 30, 2015, which fix the 10-year swap rate at a weighted-average rate of approximately 2.793% per annum on notional amounts aggregating $150.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in June 2017 and maturity in June 2027. Our 767 Fifth Partners LLC consolidated entity entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in June 2017 (See Notes 5 and 12 of the Consolidated Financial Statements).

Mortgage Notes Payable

The following represents the outstanding principal balances due under the mortgage notes payable at June 30, 2015:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount	Carrying Amount (partners’ share)		Maturity Date
	(dollars in thousands)
Wholly-owned
599 Lexington Avenue	5.57%	5.41%	$750,000	$—	$750,000	N/A	(2)(3)	March 1, 2017
200 Clarendon Street (formerly the John Hancock Tower)	5.68%	5.05%	640,500	6,623	647,123	N/A	(2)(4)	January 6, 2017
Embarcadero Center Four	6.10%	7.02%	351,827	—	351,827	N/A	(5)	December 1, 2016
New Dominion Tech Park, Bldg. One	7.69%	7.84%	39,757	—	39,757	N/A		January 15, 2021
Kingstowne Two and Retail	5.99%	5.61%	30,267	69	30,336	N/A		January 1, 2016
University Place	6.94%	6.99%	11,552	—	11,552	N/A		August 1, 2021

			$1,823,903	$6,692	$1,830,595	N/A

Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	5.95%	2.44%	1,300,000	99,665	1,399,665	559,866	(2)(6)(7)	October 7, 2017
601 Lexington Avenue	4.75%	4.79%	705,067	—	705,067	317,280	(8)	April 10, 2022
Fountain Square	5.71%	2.56%	211,250	5,587	216,837	108,419	(2)(9)(10)	October 11, 2016
505 9th Street	5.73%	5.87%	117,644	—	117,644	58,822	(9)	November 1, 2017

			$2,333,961	$105,252	$2,439,213	$1,044,387

Total			$4,157,864	$111,944	$4,269,808	$1,044,387

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required to reflect loans at their fair values upon acquisition or consolidation. All adjustments to reflect loans at their fair value upon acquisition or consolidation are noted above.
(2)	The mortgage loan requires interest only payments with a balloon payment due at maturity.
(3)	On December 19, 2006, we terminated the forward-starting interest rate swap contracts related to this financing and received approximately $10.9 million, which amount is reducing our GAAP interest expense for this mortgage over the term of the financing, resulting in an effective interest rate of 5.41% per annum for the financing. The stated interest rate is 5.57% per annum.
(4)	In connection with the mortgage financing we have agreed to guarantee approximately $25.3 million related to our obligation to provide funds for certain tenant re-leasing costs.
(5)	Under a previous interest rate hedging program, we are reclassifying into earnings over the eight-year term of the loan as an increase in interest expense approximately $26.4 million (approximately $3.3 million per year) of the amounts recorded on our Consolidated Balance Sheets within Accumulated Other Comprehensive Income (Loss) resulting in an effective interest rate of 7.02% per annum.
(6)	This property is owned by a consolidated entity in which we have a 60% interest.
(7)	In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of June 30, 2015, the maximum funding obligation under the guarantee was approximately $29.5 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.
(8)	This property is owned by a consolidated entity in which we have a 55% interest.
(9)	This property is owned by a consolidated entity in which we have a 50% interest (See Note 12 to the Consolidated Financial Statements).
(10)	In connection with the mortgage financing we have agreed to guarantee approximately $0.7 million related to our obligation to provide funds for certain tenant re-leasing costs.

Mezzanine Notes Payable

The following represents the outstanding principal balances due under the mezzanine notes payable at June 30, 2015:

Property Debt is Associated With	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount	Carrying Amount (partners’ share)		Maturity Date
	(dollars in thousands)
767 Fifth Avenue (the General Motors Building)	6.02%	5.53%	$306,000	$3,148	$309,148	$123,659	(2)(3)	October 7, 2017

(1)	GAAP interest rate differs from the stated interest rate due to adjustments required to reflect loans at their fair values upon acquisition or consolidation. The adjustment to reflect the loan at its fair value upon consolidation is noted above.
(2)	This property is owned by a consolidated joint venture in which we have a 60% interest.
(3)	The mortgage loan requires interest only payments with a balloon payment due at maturity.

Outside Members’ Notes Payable

In conjunction with the consolidation of 767 Fifth Avenue (the General Motors Building), we recorded loans payable to the joint venture’s partners totaling $450.0 million and related accrued interest payable totaling approximately $175.8 million. The partner loans bear interest at a fixed rate of 11.0% per annum and mature on June 9, 2017. We have eliminated in consolidation our partner loan totaling $270.0 million and our share of the related accrued interest payable of approximately $155.4 million at June 30, 2015. The remaining notes payable to the outside joint venture partners and related accrued interest payable totaling $180.0 million and approximately $103.6 million as of June 30, 2015 have been reflected as Outside Members’ Notes Payable and within Accrued Interest Payable, respectively, on our Consolidated Balance Sheets. The related interest expense from the Outside Members’ Notes Payable totaling approximately $7.6 million and $15.0 million for the three and six months ended June 30, 2015 is fully allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 25% to 60%. Six of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At June 30, 2015, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $832.9 million (of which our proportionate share is approximately $352.9 million). The table below summarizes the outstanding debt of these joint venture properties at June 30, 2015. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate(1)	Carrying Amount	Carrying Amount (Our Share)		Maturity Date
	(dollars in thousands)
540 Madison Avenue	60%	1.68%	1.85%	$120,000	$72,000	(2)(3)	June 5, 2018
Metropolitan Square	51%	5.75%	5.81%	170,160	86,781		May 5, 2020
Market Square North	50%	4.85%	4.91%	126,662	63,331		October 1, 2020
Annapolis Junction Building One	50%	1.93%	2.10%	40,434	20,217	(4)	March 31, 2018
Annapolis Junction Building Six	50%	2.44%	2.58%	13,539	6,770	(2)(5)	November 17, 2015
Annapolis Junction Building Seven	50%	1.83%	2.39%	18,289	9,145	(2)(6)	April 4, 2016
Annapolis Junction Building Eight	50%	1.68%	2.12%	13,776	6,888	(2)(7)	June 23, 2017
500 North Capitol Street	30%	4.15%	4.19%	105,000	31,500	(2)	June 6, 2023
901 New York Avenue	25%	3.61%	3.68%	225,000	56,250		January 5, 2025

Total				$832,860	$352,882

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges.
(2)	The loan requires interest only payments with a balloon payment due at maturity.
(3)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.50% per annum.
(4)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.75% per annum and matures on March 31, 2018 with one, three-year extension option, subject to certain conditions.
(5)	The construction financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum.
(6)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.65% per annum and matures on April 4, 2016 with two, one-year extension options, subject to certain conditions.
(7)	The construction financing bears interest at a variable rate equal to LIBOR plus 1.50% per annum and matures on June 23, 2017 with two, one-year extension options, subject to certain conditions.

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

The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership common unitholders to FFO for the three months ended June 30, 2015 and 2014:

	Three months ended June 30,
	2015	2014
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$90,852	$87,436
Add:
Preferred distributions	2,618	2,618
Noncontrolling interest—redeemable preferred units	3	320
Noncontrolling interests in property partnerships	9,264	7,553

Income from continuing operations	102,737	97,927
Add:
Real estate depreciation and amortization (1)	169,386	157,246
Less:
Noncontrolling interests in property partnerships’ share of funds from operations	36,699	21,825
Noncontrolling interest—redeemable preferred units	3	320
Preferred distributions	2,618	2,618

Funds from Operations (FFO) attributable to Boston Properties Limited Partnership common unitholders (2)	$232,803	$230,410

Weighted-average units outstanding—basic	171,146	170,382

(1)	Real estate depreciation and amortization consists of depreciation and amortization from the Consolidated Statements of Operations of $165,846 and $152,602, our share of unconsolidated joint venture real estate depreciation and amortization of $3,886 and $4,986, less corporate related depreciation and amortization of $346 and $342 for the three months ended June 30, 2015 and 2014, respectively.
(2)	Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units).

Reconciliation to Diluted Funds from Operations:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Income (Numerator)	Units (Denominator)	Income (Numerator)	Units (Denominator)
	(in thousands)
Basic FFO	$232,803	171,146	$230,410	170,382
Effect of Dilutive Securities
Convertible Preferred Units	—	—	230	385
Stock Based Compensation	—	365	—	160

Diluted FFO	$232,803	171,511	$230,640	170,927

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

During the second quarter of 2015, we paid approximately $39.9 million to fund tenant-related obligations, including tenant improvements and leasing commissions, and incurred approximately $66.1 million of new tenant-related obligations associated with approximately 900,000 square feet of second generation leases, or approximately $73 per square foot. In addition, we signed leases for approximately 124,000 square feet at our development properties. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In the aggregate, during the second quarter of 2015, we signed leases for approximately 1,024,000 square feet of space and incurred aggregate tenant-related obligations of approximately $82.0 million, or approximately $80 per square foot.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2015, approximately $9.9 billion of our consolidated borrowings bore interest at fixed rates and none of our consolidated borrowings bore interest at variable rates. The fair value of these instruments is affected by changes in market interest rates. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 4 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2015	2016	2017	2018	2019	2020+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt
Fixed Rate	$40,395	$659,511	$2,855,942	$18,633	$19,670	$675,657	$4,269,808	$4,401,756
Average Interest Rate	5.87%	5.33%	3.93%	5.52%	5.53%	4.93%	4.31%
Variable Rate	—	—	—	—	—	—	—	—
	Mezzanine debt
Fixed Rate	$666	$1,389	$307,093	$—	$—	$—	$309,148	$306,130
Average Interest Rate	—	—	5.53%	—	—	—	5.53%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt
Fixed Rate	$(845)	$(1,681)	$(1,749)	$848,226	$698,447	$3,746,105	$5,288,503	$5,602,523
Average Interest Rate	—	—	—	3.85%	5.97%	4.26%	4.42%
Variable Rate	—	—	—	—	—	—	—	—

Total Debt	$40,216	$659,219	$3,161,286	$866,859	$718,117	$4,421,762	$9,867,459	$10,310,409

At June 30, 2015, the weighted-average coupon/stated rates on our fixed rate debt was 4.98% per annum. The weighted-average coupon/stated rates for our unsecured debt was 4.34% per annum.

At June 30, 2015, we had no outstanding variable rate debt.

The fair value amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. Due to the uncertainty of specific actions we may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.

On February 19, 2015, we commenced a planned interest rate hedging program. We entered into eight forward-starting interest rate swap contracts during the six months ended June 30, 2015, which fix the 10-year swap rate at a weighted-average rate of approximately 2.458% per annum on notional amounts aggregating $325.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in September 2016 and maturity in September 2026. In addition, 767 Fifth Partners LLC, which is the consolidated entity (in which we have a 60% interest and owns 767 Fifth Avenue (the General Motors Building) in New York City), entered into five forward-starting interest rate swap contracts during the six months ended June 30, 2015, which fix the 10-year swap rate at a weighted-average rate of approximately 2.793% per annum on notional amounts aggregating $150.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in June 2017 and maturity in June 2027.

We entered into the interest rate swap contracts designated and qualifying as a cash flow hedges to reduce our exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in September 2016. Our 767 Fifth Partners LLC consolidated entity entered into the interest rate swap contracts designated and qualifying as a cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in June 2017 (See Notes 5 and 12 of the Consolidated Financial Statements).

Our usage of derivative instruments also involves certain additional risks such as counter party credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. We believe that there is a low likelihood that these counterparties will fail to meet our obligations and we minimize our exposure by limiting counterparties to major banks who meet established credit and capital guidelines. There can be no assurance that we will adequately protect against the foregoing risks.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of our fiscal year ending December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Each time Boston Properties, Inc. issues shares of stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to us in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended June 30, 2015, in connection with issuances of common stock by Boston Properties, Inc. pursuant to an exercise of stock options and issuances to non-employee directors of restricted common stock under the Boston Properties, Inc. 2012 Stock Option and Incentive Plan, we issued an aggregate of approximately 8,723 common units to Boston Properties, Inc. in exchange for approximately $485,714, the aggregate proceeds of such common stock issuances to Boston Properties, Inc. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities. None.

ITEM 3—Defaults Upon Senior Securities.

None.

ITEM 4— Mine Safety Disclosures.

None.

ITEM 5—Other Information.

(a) None.

(b) None.

ITEM 6—Exhibits.

(a) Exhibits

12.1	—	Calculation of Ratios of Earnings to Fixed Charges and Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Distributions.
31.1	—	Certification of Chief Executive Officer of Boston Properties, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer of Boston Properties, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer of Boston Properties, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer of Boston Properties, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101	—	The following materials from Boston Properties Limited Partnership Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Partners’ Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP

By: Boston Properties, Inc., its General Partner

August 7, 2015	/s/ MICHAEL E. LABELLE
Michael E. LaBelle Chief Financial Officer (duly authorized officer and principal financial officer)